Form 10-K
period 1993-12-31
AMERICAN HOME PRODUCTS CORP
filed 1994-03-24
CIK 5187

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                       Commission file number
  December 31, 1993                                     1-1225


                 AMERICAN HOME PRODUCTS CORPORATION
        (Exact name of registrant as specified in its charter)


          Delaware                                   13-2526821
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                 Identification Number)


Five Giralda Farms, Madison, NJ                            07940-0874
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code      (201) 660-5000
Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange On
     Title of Each Class                         Which Registered
   $2 Convertible Preferred
    Stock, $2.50 par value                   New York Stock Exchange
Common Stock, $.33 - 1/3 par value           New York Stock Exchange
 6 - 7/8% Notes due April 15, 1997           New York Stock Exchange


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes     X   No


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.



State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing).




Aggregate market value at March 1, 1994      -       $18,564,584,755

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

                                                     Outstanding at
                                                      March 1, 1994

Common Stock, $.33 - 1/3 par value                     310,035,743

Documents incorporated by reference: list hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statements; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933 (the listed documents should be clearly described for identification purposes).
(1) 1993 Annual Report to Shareholders - In Parts I, II and IV
(2) Proxy Statement filed March 17, 1994 - In Parts III and IV
(3) 1993 Genetics Institute, Inc. Annual Report to Shareholders -
    In Part I








































                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         General

         American Home Products Corporation (the "Company"), a Delaware corporation organized in 1926, is a leading manufacturer and marketer of health care products (in-cluding pharmaceuticals, consumer health care products, medical supplies and diagnostic products) and food products. Unless stated to the contrary, or unless the context otherwise requires, references to the Company in this report include American Home Products Corporation, its divisions and subsidiaries.

         Information relating to acquisitions and certain other transactions is set forth in Note 2 of the Notes to Consolidated Financial Statements in the Company's
         1993 Annual Report to Shareholders, and is incorporated herein by reference.

         Industry Segments

         Financial information, by geographic location and by the industry segments of the Company, for the three years ended December 31, 1993 is set forth on page 38 of the Company's 1993 Annual Report to Shareholders and is incorporated herein by reference.

         The Company is not dependent on any single or major group of customers for its sales. The Company currently manufactures, distributes and sells a diversified line of products in two business segments(*):

    1.   HEALTH CARE PRODUCTS -

         Pharmaceuticals - This sector includes a wide variety of ethical pharmaceuticals and biological products for human and veterinary use which are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals and doctors. Some of these sales are made through large buying groups representing certain of these customers. Principal product categories for human use include female health care products, infant nutritionals, cardiovascular and metabolic disease therapies, mental health products, anti-inflammatory products, anti-infectives and vaccines. Principal veterinary product categories include vaccine products, antibiotics and analgesics. The Company manufactures these products in the United States and Puerto Rico, and in eighteen foreign countries.




         *The product designations appearing in differentiated type herein are trademarks.


          Except for the female health care category, no single category of products accounted for more than 10% of Health Care Products segment sales in 1993. Within the female health care category, no single product or line of products accounted for more than 10% of Health Care Products segment sales in 1993. The operating income from the female health care category in the aggregate, and PREMARIN, individually, accounted for more than 10% of the Company's consolidated operating income before and after taxes.

         Consumer health care - The Company's over-the-counter health care products include analgesics, cough/cold/allergy remedies, hemorrhoidal and asthma relief items, oral health care and in-home diagnostic test products. These products are generally sold to wholesalers and retailers, and are primarily promoted to consumers through advertising. These products are manufactured in the United States and Puerto Rico, and in seven foreign countries.

         No single consumer health care product or line of products accounted for more than 10% of Health Care Products segment sales in 1993.

         Medical supplies and diagnostic products - Principal products in this segment include medical supplies, medical and diagnostic instrumentation, disposable laparoscopic and endoscopic surgical instruments and other hospital products which are promoted and sold principally to doctors, hospi-tals, other health care institutions and wholesalers. Buying groups also represent certain of these customers. In addi-tion to the United States, these products are manufactured in five foreign countries.

         No single product or line of products in this sector accounted for more than 10% of Health Care Products segment sales in 1993.

         Further information regarding the principal products in the Health Care Products segment and the principal markets served therein is included in the text on pages 13 through 23 of the Company's 1993 Annual Report to Shareholders, which is incorporated herein by reference.

    2.   FOOD PRODUCTS -

         Products in this segment include prepared pastas and specialty food, condiments, snack products, and jams, which are promoted to consumers through advertising and generally sold directly to wholesalers and retailers.

         Product line sales in 1993 under the CHEF BOYARDEE trademark exceeded 10% of Food Products segment sales but did not exceed 10% of total consolidated sales.



         Further information regarding the principal products in the Food Products segment and the principal markets served therein is included on page 24 of the Company's 1993 Annual Report to Shareholders, which is incorporated herein by reference.

         Sources and Availability of Raw Materials

         Generally, raw materials and packaging supplies are purchased in the open market from various outside vendors. The loss of any one source of supply would not have a material adverse effect on the Company's financial position or results of operations.

         Patents and Trademarks

         The Company owns, has applications pending for, and is licensed under many patents relating to a wide variety of products. The Company believes that its patents and licenses are important to its business, but no one patent or license (or group of related patents or licenses) currently is of material importance in relation to its business as a whole.

         In the pharmaceuticals area, substantially all of the Company's major products are no longer patent protected. The oral contraceptive brand TRIPHASIL lost its patent protection in the United States in May 1993 as did SECTRAL and CORDARONE. The non-steroidal anti-inflammatory ("NSAID") LODINE remains under patent protection in the United States until early 1997. Other prescription products, such as the cardiovasculars INDERAL LA and INDERIDE LA remain patent protected until early 1996. EFFEXOR, a recently approved antidepressant, will have patent protection into 2007.

         Sales in the consumer health care and medical supplies and diagnostic products businesses are largely supported by the Company's trademarks and brand names, as are food product sales. These trademarks and brand names are a significant part of the Company's business and have a perpetual life as long as they remain in use. See the Competition section of this Annual Report regarding generic and store brands competition in the consumer health care business.

         Seasonality

         Sales of consumer health care products are affected by seasonal demand for cold/flu season products. On a comparable basis, second quarter results have historically been lower than results in other quarters due primarily to the lower demand for cold/flu season products.






         Competition

         Each of the industry segments in which the Company is engaged is highly competitive. The Health Care Products segment faces competitive pressures in the United States from branded and generic forms of both prescription and non-prescription products, as well as new product introductions. For prescription products, the growth of generic substitutes is further promoted by legislation, regulation and various incentives enacted and promulgated in both the public and private sectors. The growth of managed care organizations, such as health maintenance organizations ("HMOs") and pharmaceutical benefit management companies, has resulted in further competitive pressures on health care products.

         While naturally sourced PREMARIN no longer has patent pro-tection, it is not presently subject to generic competition in the United States. The Company cannot presently predict the timing of regulatory approval of generic conjugated estrogens products and their potential impact on the market. However, the FDA has issued a bioequivalence guidance to facilitate the development of such generic products. While it is very likely that some generic companies are attempting to develop and obtain approval of such products, information on the status of drugs (including generic drugs) under FDA's approval processes is not publicly available prior to approval being obtained. In addition, PREMARIN has been subject to increased competition from certain synthetic estrogen products (though not conjugated estrogens products) that have been approved for many of the same uses as PREMARIN.

         The growth of consumer health care generic and store brands continued to impact some of the Company's branded product line categories in 1993.

         The debate regarding U.S. health care reform and its uncertainty continued during 1993. The proposals by the Clinton Administration have been formalized and were presented to Congress in October 1993. Other health care reform proposals from members of Congress are being introduced with varied agendas on issues such as Medicaid and Medicare rebates, price controls, governmental alliances and other matters. Similarly, in international markets, health care spending is subject to increasing governmental scrutiny, much of which is focused on pharmaceutical prices. While we cannot predict the impact proposed health care legislation will have on the Company's worldwide results of operations, we believe the pharmaceutical industry will continue to play a very positive role in helping to contain global health care costs through the development of innovative products. However, it is expected that global market forces will continue to constrain price growth regardless of the outcome of health care reform.



         A federal law that became effective in January 1991 requires drug manufacturers to pay rebates to state Medicaid programs, in order for their products to be eligible for federal matching funds under the Social Security Act. Additionally, a number of states are, or may be, pursuing similar initiatives for rebates to Pharmaceutical Assistance to the Elderly programs and other strategies, to contain the cost of pharmaceutical products. Federal and state rebate programs as well as infant nutritional products rebates under the federally sponsored Women, Infants and Children program are expected to continue.

         Other significant competitive factors in the Health Care Products segment are scientific and technological advances, product quality, price and effective communication of product information to physicians, pharmacists, hospitals and trade customers. Competition is particularly severe in the hospital supply industry, principally in the needle and syringe business and in the generic hospital injectable products business.

         In the Food Products segment, product quality, price and relevance to contemporary family needs are important competitive factors.

         Advertising and promotional expenditures are significant costs to the Company, and are necessary to effectively communicate information concerning the Company's products to health professionals, to the trade and to consumers.

         Research and Development

         Worldwide research and development activities are focused on developing and bringing to market new drugs to treat and/or prevent some of the most serious health care problems. The Company employs over 5,600 professionals worldwide who are committed to this effort. Research and development expend-itures totaled $662,689,000 in 1993, $552,450,000 in 1992 and $430,519,000 in 1991, with approximately 85% of these expenditures in the ethical pharmaceutical area. The Company received FDA approval in 1993 for EFFEXOR, ORUVAIL and LODINE 400 mg tablets.

         The Company's Wyeth-Ayerst Laboratories Division currently has three New Drug Applications ("NDA") filed with the FDA for review and 23 active Investigational New Drug applications pending. In addition, in 1993 a NDA to switch a lower dose of ORUDIS to a non-prescription status was filed. During 1993, several major collaborative research and development arrangements continued with other pharmaceutical and biotechnology companies. Research and development projects continued at Genetics Institute, Inc. and at the Company's other health care operations. It is not anticipated, however, that the products from these activities will contribute significantly to revenues and operating profit in the near future. The extent, if any, of subsequent contributions cannot presently be predicted.


         Regulation

         The Company's various health care and food products are subject to regulation by government agencies throughout the world. The primary emphasis of these requirements is to assure the safety and effectiveness of the Company's products. In the United States, the FDA, under the federal Food, Drug and Cosmetic Act (the "Act"), including several recent amendments to the Act, regulates the Company's human and animal pharmaceuticals, consumer health care, medical supplies and diagnostic products and food products businesses. FDA's powers include the imposition of criminal and civil sanctions against companies, including seizures of regulated products and criminal sanctions against individuals. To facilitate compliance, the Company from time to time may institute voluntary compliance actions such as product recalls when it believes it advisable to do so. In addition, many states have similar regulatory requirements. Most of the Company's pharmaceutical products, and an increasing number of its consumer health care products, are regulated under the FDA's new drug approval processes, which mandate pre-market approval of all new drugs. Such require-ments continue to increase the amount of time, testing and documentation needed for approval, resulting in a corres-ponding increase in the cost of new product introductions. FDA has exercised its enforcement powers more aggressively in recent years, increasing both the number and intensity of its factory inspections. The Company's pharmaceutical business is also affected by the Controlled Substances Act, administered by the Drug Enforcement Administration, which regulates strictly all narcotic and habit-forming drug substances. The Company devotes significant resources to dealing with the extensive federal and state regulatory requirements applicable to its products.

         With respect to the Company's food products, the Nutrition Labeling and Education Act of 1990 and FDA regulations issued thereunder will, in the future, affect the consumer nutritional information and any health claims appearing on the labels of the Company's food products.

         Environmental

         Certain of the Company's operations are affected by a variety of federal, state and local environmental protection laws and regulations and the Company has, in a number of instances, been notified of its potential responsibility relating to the generation, storage, treatment and disposal of hazardous waste. In addition, the Company has been advised that it may be a responsible party in several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA").
         (See Item 3. Legal Proceedings.) The Company provides for the estimated costs of remediation for all known environ-mental liabilities.

         Employees

         At the end of 1993, the Company had 51,399 employees world-wide, with 29,028 employed in the United States including Puerto Rico.

         Financial Information about the Company's Foreign and
         Domestic Operations

         Financial information about foreign and domestic operations for the three years ended December 31, 1993, as set forth on page 38 of the Company's 1993 Annual Report to Shareholders, is incorporated herein by reference.

 ITEM 2. PROPERTIES

         In the fourth quarter of 1993, the Company relocated its executive offices and the headquarters for its domestic consumer health care and food products businesses to a new facility in Giralda Farms, Madison, New Jersey. The former headquarters facility, a 31-story office building located at 685 Third Avenue, New York, New York, is being marketed for sale or lease.

         The Company's domestic and international pharmaceutical operations and its international consumer health care business are headquartered in three executive/administrative buildings in Radnor and St. Davids, Pennsylvania. Sherwood, the Company's principal medical supplies and diagnostic operation, maintains its headquarters in St. Louis, Missouri. The following are the principal domestic manufacturing plants
         (M) and research laboratories (R) of the Company's operating units:

                                                       Floor Area
         INDUSTRY SEGMENT                               (Sq. Ft.)

         Health Care Products:
            Deland, Florida (M)                          342,000
            Fort Dodge, Iowa (M,R)                       498,000
            Andover, Massachusetts (M,R)                 270,000
            Cambridge, Massachusetts (M,R)               220,000
            Mason, Michigan (M)                          299,000
            Norfolk, Nebraska (M)                        204,000
            Hammonton, New Jersey (M,R)                  467,000
            Monmouth Junction, New Jersey (R)            285,000
            Rouses Point, New York (M,R)                 833,000



            Malvern, Pennsylvania (M)                    816,000
            Marietta, Pennsylvania (M,R)                 225,000
            Radnor, Pennsylvania (R)                     418,000
            West Chester, Pennsylvania (M)               421,000
            Guayama, Puerto Rico (M)                   1,079,000
            Georgia, Vermont (M)                         288,000
            Richmond, Virginia (M)                       273,000
            Richmond, Virginia (M)                       321,000

         Food Products:
            Vacaville, California (M,R)                  527,000
            Milton, Pennsylvania (M,R)                 1,020,000
            Fort Worth, Texas (M)                        205,000


         All of the above properties are owned except the land and a 757,000 sq. ft. facility in Guayama, Puerto Rico, which are under lease expiring in 2007 with options for renewal and purchase, 105,000 sq. ft. facility in Georgia, Vermont which is under lease expiring in 2006, and 177,000 sq. ft.
         in Cambridge, Massachusetts, which is under leases expiring in 1999 and 2009. The Company also owns or leases a number of other smaller properties in the United States which are used for manufacturing, warehousing and office space.

         During 1993, the Company's St. Joseph, Missouri manufacturing facility (224,000 sq. ft.) was severely damaged by floods. Production from this facility was shifted to other plants and this facility was closed.

         In addition to the domestic properties, foreign subsidiaries and affiliates of the Company, which generally own their properties, have manufacturing facilities in nineteen countries outside the United States, the principal facilities of which are located in Ireland, Italy, Germany, Brazil, Mexico and the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings, including product liability suits of a nature considered normal to its business.

         There are approximately 1,700 cases pending, predominantly in the United Kingdom, based primarily on alleged dependence on the tranquilizer ATIVAN. Substantially all of the cases in the United Kingdom have been supported by governmental legal aid funding. The Legal Aid Board in England, where more than 1,100 cases are pending, has determined to discontinue funding of these cases. If this decision is upheld on appeal, these cases will be dismissed and the other legally-aided cases in Scotland and Northern Ireland (approximately 340 cases) may be discontinued as well.





         The Company is self-insured against ordinary product liability risks and, other than for the years 1986 to 1988, has liability coverage in excess of certain limits from various insurance carriers.

         As discussed in Item 1, the Company is a party to a number of proceedings brought under CERCLA and similar state laws. These proceedings seek to require the owners or operators of facilities at which hazardous wastes are alleged to have been disposed, transporters of waste to the sites and generators of hazardous waste disposed of at the sites, to clean up the sites or to reimburse the government for cleanup costs. Although joint and several liability is alleged in these cases where multiple entities have been named as responsible parties, these proceedings are frequently resolved on the basis of the quantity of hazardous waste disposed of at the site by the generator. The Company's potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and, for others, the final costs of cleanup have not yet been determined.

         In 1992, the New York Department of Environmental Conservation imposed a $750,000 penalty on the Company relating to air emissions at a New York State facility. The Company appealed the amount of the penalty to the Supreme Court of New York, claiming that the maximum penalty permitted under New York law is $97,000. The Supreme Court affirmed the penalty and an appeal to the Appellate Division of the New York Supreme Court, Third Department, is pending.

         The United States Environmental Protection Agency ("USEPA") filed an action against Ekco Housewares ("Ekco"), a former subsidiary of the Company, in the U.S. District Court for the Northern District of Ohio alleging violation of federal and state financial assurance regulations in connection with the required closure of a lagoon at Ekco's Massillon, Ohio facility. AHPC assumed the defense of the action pursuant to an indemnification agreement. On January 28, 1994, the court entered judgment against Ekco in the amount of $4,606,000, concluding that Ekco had violated regulations governing the posting of financial assurance for closure, post-closure and liability coverage. An appeal will be filed and pursued vigorously, with judgment stayed during the pendency of the appeal.

         The Company has been involved in various antitrust suits and government investigations relating to its marketing and sale of infant formula. The antitrust lawsuits, which were commenced in various federal and state courts, allege in general that the Company conspired with one or more of its competitors to fix prices of infant formula and to monopolize the market for infant formula products. The Company has settled most of the cases as well as a Federal Trade Commission proceeding. Each of these settlements was entered into by the Company in order to avoid the burden and expense of protracted litigation and did not involve any admission of wrongdoing by the Company. The Company is currently a defendant in litigation brought in federal court by the State of Louisiana and in purported class actions in Alabama and Texas (under the Texas Deceptive Trade Practices Act) state courts on behalf of indirect purchasers of infant formula in those states. In addition to the Federal Trade Commission, the government agencies that have been conducting investigations of pricing and marketing practices in the infant formula industry include three state attorneys general. The Company has been advised that two other state attorneys general have terminated their investigations of the Company without any action. In addition, the Bureau of Competition Policy in Canada is conducting an investigation of infant formula pricing and marketing practices in Canada.

         On October 14, 1993, Rite Aid Corporation, Revco D.S. Inc. and other retail drug chains and retail pharmacies filed an action in the U.S. District Court for the Middle District of Pennsylvania against the Company, other pharmaceutical manufacturers and a pharmacy benefit management company.
         The complaint alleges that the Company and other defendants provided discriminatory price and promotional allowances to managed care organizations and others in violation of the Robinson-Patman Act. The complaint further alleges collusive conduct among the defendants related to the alleged discriminatory pricing in violation of the Sherman Antitrust Act as well as certain other violations of common law principles of unfair competition. Subsequently, numerous other cases, many of which are purported class actions brought on behalf of retail pharmacies and retail drug and grocery chains, were filed in various federal courts and in various California state courts against the Company as well as other pharmaceutical manufacturers and wholesalers. These cases make one or more similar allegations of violations of federal or state antitrust or unfair competition laws. All of the federal actions have been consolidated for pretrial purposes in the U.S. District Court for the Northern District of Illinois. The above actions seek treble damages, injunctive and other relief.

         For information concerning certain litigation involving Genetics Institute, Inc., see Part I, Item 3 of Genetics Institute, Inc's. Annual Report on Form 10-K for the fiscal year ended November 30, 1993, which Item is incorporated herein by reference.

         In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation and other matters described above will not have a material adverse effect on the Company's financial position or results of operations.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 24, 1994

Each officer is elected to hold office until his successor is chosen or until his earlier removal or resignation. None of the executive officers is related to another:

                                                           Elected to
     Name           Age  Offices and Positions               Office

John R. Stafford     56  Chairman of the Board,          December 1986
                           President and Chief Executive
                           Officer, Chairman of Executive,
                           Finance and Operations
                           Committees

  Business Experience:   1989 to date, Chairman
                           of the Board, President
                           and Chief Executive
                           Officer (President to May
                           1990 and from February 1994)


Robert G. Blount     55  Executive Vice President,        August 1987
                           Director, Member of Finance
                           and Operations Committees

  Business Experience:   1989 to date, Executive Vice
                           President


Stanley F. Barshay   54  Senior Vice President            August 1987
                           Member of Finance and Oper-
                           ations Committees

  Business Experience:   1989 to date, Senior
                           Vice President


Joseph R. Bock       64  Senior Vice President           February 1990
                           Member of Finance and
                           Operations Committees

  Business Experience:   1989 to February 1990, Vice
                           President - Industrial Relations
                         February 1990 to date, Senior
                           Vice President










                                                          Elected to
     Name           Age  Offices and Positions              Office

Louis L. Hoynes, Jr. 58  Senior Vice President and       November 1990
                           General Counsel
                           Member of Finance and
                           Operations Committees

  Business Experience:   1989 to 1990, Partner,
                           Willkie Farr & Gallagher
                         November 1990 to date, Senior
                           Vice President and General
                           Counsel


Joseph J. Carr       51  Senior Vice President              May 1993
                           Member of Finance and Oper-
                           ations Committees

  Business Experience:   To November 1989, Executive
                           Vice President - Operations,
                           Wyeth-Ayerst Laboratories
                           Division
                         November 1989 to April 1991,
                           Vice President
                         April 1991 to May 1993, Group
                           Vice President
                         May 1993 to date, Senior Vice
                           President


Fred Hassan          48  Senior Vice President              May 1993
                           Member of Finance and Oper-
                           ations Committees

  Business Experience:   February 1989 to March 1993,
                           President of Wyeth-Ayerst
                           Laboratories Division
                         March 1993 to May 1993,
                           Group Vice President,
                         May 1993 to date, Senior Vice
                           President


John R. Considine    43  Vice President - Finance        February 1992
                           Member of Finance and Oper-
                           ations Committees

  Business Experience:   To February 1989, Vice President
                           and Comptroller
                         February 1989 to February 1992,
                           Vice President and Treasurer
                         February 1992 to date, Vice
                           President - Finance


                                                           Elected to
   Name             Age  Offices and Positions               Office

Thomas M. Nee        54  Vice President - Taxes             May 1986
                           Member of Finance Committee

  Business Experience:   1989 to date, Vice President -
                           Taxes
















































                                PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

         The New York Stock Exchange is the principal market on which the Company's common stock is traded. Tables showing the high and low sales price for the stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as shown on page 40 of the Company's 1993 Annual Report to Shareholders, are incorporated herein by reference.

         There were 72,422 holders of record of the Company's common stock as of March 1, 1994.

ITEM 6.  SELECTED FINANCIAL DATA

         The data with respect to the last five fiscal years, appearing in the Ten-Year Selected Financial Data presented on pages 26 and 27 of the Company's 1993 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 41 through 43 of the Company's 1993 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and Notes on pages 28 through 38 of the Company's 1993 Annual Report to Share-holders, the Report of Independent Public Accountants and the Management Report on Financial Statements on page 39, and Quarterly Financial Data on page 40, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.










                            PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    (a) Information relating to the Company's directors is incorporated herein by reference to pages 3 through 7 and page 24 of a definitive proxy statement filed with the Securities and Exchange Commission on March 17, 1994
         ("the 1994 Proxy Statement").

    (b) Information relating to the Company's executive officers as of March 24, 1994 is furnished in Part I hereof under a separate unnumbered caption ("Executive Officers of the Registrant").

ITEM 11. EXECUTIVE COMPENSATION

         Information relating to executive compensation is in-corporated herein by reference to pages 11 through 16 of the 1994 Proxy Statement. Information with respect to compensation of directors is incorporated herein by reference to pages 8 and 9 of that proxy statement.

         Information relating to the Compensation Committee Interlocks and Insider Participation is incorporated by reference to pages 23 and 24 of the 1994 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Information relating to security ownership is incorporated by reference to pages 9 and 10 of the 1994 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.


















                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

  (a) 1. Financial Statements

         The following Consolidated Financial Statements, related
         Notes and Report of Independent Public Accountants, included on pages 28 through 39 of the Company's 1993 Annual Report to Shareholders, are incorporated herein by reference.

                                                           Pages
         Consolidated Balance Sheets as of
           December 31, 1993 and 1992                        28

         Consolidated Statements of Income
           for the years ended December 31,
           1993, 1992 and 1991                               29

         Consolidated Statements of Retained
           Earnings and Additional Paid-in
           Capital for the years ended
           December 31, 1993, 1992 and 1991                  30

         Consolidated Statements of Cash Flows
           for the years ended December 31, 1993,
           1992 and 1991                                     31

         Notes to Consolidated Financial Statements         32-38

         Report of Independent Public Accountants            39

  (a) 2. Financial Statement Schedules

         The following consolidated financial information is included in Part IV of this report:
                                                           Pages
         Report of Independent Public Accountants
           on Supplemental Schedules                        IV-6

         For the years ended December 31, 1993,
           1992 and 1991:

         Schedule V    -  Property, Plant and
                          Equipment                         IV-7

         Schedule VI   -  Accumulated Depreciation of
                          Property, Plant and Equipment     IV-8

         Schedule VIII -  Valuation and Qualifying
                          Accounts                          IV-9




ITEM 14. (Continued)                                        Pages

         Schedule IX   -  Short-term Borrowings             IV-10

         Schedule X    -  Supplementary Income Statement
                          Information                       IV-11

Schedules other than those listed above are omitted because they are either not applicable or the required information is included through incorporation by reference to pages 28 through 38 of the Company's 1993 Annual Report to Shareholders.

  (a) 3.    Exhibits

      Exhibit No.                 Description

       (3.1) Restated Certificate of Incorporation, as amended to date, is incorporated herein by reference to Exhibit (3.1) of the Registrant's Form 10-K for the year ended December 31, 1990.

       (3.2) By-Laws, as amended to date is incorporated herein by reference to Exhibit (3.2) of the Registrant's Form 10-K for the year ended December 31, 1992.

       (4.1) Indenture, dated as of April 10, 1992, between AHPC and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company), as Trustee, is incorporated by reference to Registrant's Form 8-A dated August 25, 1992.

       (4.2) Supplemental Indenture, dated October 13, 1992, between AHPC and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) as Trustee, incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1992.

      (10.1) Credit Agreement dated as of April 29, 1993 among Registrant, the Lenders Parties thereto and Chemical Bank.

      (10.2) * 1978 Stock Option Plan, as amended to date, is incorporated herein by reference to Exhibit (10.2) of the Registrant's Form 10-K for the year ended December 31, 1990.

      (10.3) * 1980 Stock Option Plan, as amended to date is incorporated by reference to Exhibit (10.3) of the Registrant's Form 10-K for the year ended December 31, 1991.






             *Denotes management contract or compensatory plan or
              arrangement required to be filed as an exhibit hereto.


ITEM 14.  (Continued)

  (a) 3.   Exhibits

      Exhibit No.                 Description

      (10.4) * 1985 Stock Option Plan, as amended to date is incorporated by reference to Exhibit (10.4) of the Registrant's Form 10-K for the year ended December 31, 1991.

      (10.5) * Management Incentive Plan, as amended to date, is incorporated herein by reference to Exhibit (10.5) of the Registrant's Form 10-K for the year ended December 31, 1990.

      (10.6) * Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10.6) of the Registrant's Form 10-K for the year ended December 31, 1990.

      (10.7) * 1990 Stock Incentive Plan is incorporated herein by reference to Exhibit (28) of the Registrant's Form S-8 Registration Statement File No. 33-41434 under the Securities and Exchange Act of 1933, filed June 28, 1991.

      (10.8) * 1993 Stock Incentive Plan is incorporated herein by reference to Exhibit I of the Registrant's Proxy
                 Statement filed March 17, 1994.

      (10.9) * 1994 Restricted Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit II of the Registrant's Proxy Statement filed March 17, 1994.

      (10.10)*   Form of Deferred Compensation Agreement.

      (10.11)* American Home Products Savings Plan, as amended, is incorporated herein by reference to Exhibit 99 of the Registrant's Form S-8 Registration Statement File No. 33-50149 under the Securities and Exchange Act of 1933, filed September 1, 1993.

      (10.12)* American Home Products Corporation Retirement Plan for Outside Directors, as amended on January 27, 1994.

      (10.13)    Sixth Amended and Restated Disclosure Statement
                 Pursuant to Section 1125 of the Bankruptcy Code, dated March 28, 1988, among A.H. Robins Company,
                 Incorporated, Registrant and AHP Subsidiary (9)
                 Corporation is incorporated herein by reference to Exhibit (2) of Registrant's Form 8-K dated December 15, 1989, filed December 30, 1989.



ITEM 14.   (Continued)

  (a) 3.    Exhibits

      Exhibit No.                 Description

      (10.14) Purchase Agreement, dated as of April 6, 1990, between Reckitt & Colman plc and Registrant is incorporated herein by reference to Exhibit (2.1) of Registrant's Form 8-K dated June 29, 1990, filed July 12, 1990.

      (10.15) First Amendment, dated as of June 28, 1990, to the Purchase Agreement is incorporated herein by reference to Exhibit (2.2) of Registrant's Form 8-K dated June 29, 1990, filed July 12, 1990.

      (10.16) Second Amendment, dated as of July 3, 1990, to the Purchase Agreement is incorporated herein by reference to Exhibit (2.3) of Registrant's Form 8-K dated June 29, 1990, filed July 12, 1990.

      (10.17)    Agreement and Plan of Merger dated as of September
                 19, 1991 among Genetics Institute, Inc. ("G.I."), Registrant, AHP Biotech Holdings, Inc. and AHP Merger Subsidiary Corporation, is incorporated herein by reference to Exhibit (I) of Registrant's Schedule 13D dated January 24, 1992 filed with respect to the common stock of G.I. ("Schedule 13D").

      (10.18) Depositary Agreement dated as of January 16, 1992 among Registrant, AHP Biotech Holdings, Inc., G.I. and The First National Bank of Boston, as Depositary, is incorporated herein by reference to Exhibit (II) of the Registrant's Schedule 13D.

      (10.19) Governance Agreement dated as of January 16, 1992 among Registrant, AHP Biotech Holdings, Inc. and G.I., is incorporated herein by reference to Exhibit (III) of the Registrant's Schedule 13D.

      (11)       Calculation of per share earnings as reported in
                 Note 10 to Consolidated Financial Statements on page 37 of the Company's 1993 Annual Report to Shareholders is incorporated herein by reference.

      (13) 1993 Annual Report to Shareholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

      (21)       Subsidiaries of the Registrant.





ITEM 14.   (Continued)

  (a) 3.    Exhibits

      Exhibit No.                 Description

      (23) Consent of Independent Public Accountants relating to their report dated January 18, 1994, consenting to the incorporation thereof in Registration Statements on Form S-3 (File No. 33-45324) and on Form S-8 (File No., 33-24068, 33-41434, 33-50149 and 33-55456) by reference to the Form 10-K of the Registrant filed for the year ended December 31, 1993.

      (99) Part I Item 3 of Genetics Institute, Inc.'s Annual Report on Form 10-K (SEC File No. 0-14587) for the year ended November 30, 1993 is incorporated herein by reference.


  (b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1993.



































               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To American Home Products Corporation:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in American Home Products Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 18, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                         ARTHUR ANDERSEN & CO.







New York, New York
January 18, 1994














                                                            SCHEDULE V

           American Home Products Corporation and Subsidiaries
               Schedule V -- Property, Plant and Equipment
           For the Years Ended December 31, 1993, 1992 and 1991
                          (Dollars in thousands)




    Column A        Column B  Column C  Column D   Column E  Column F

                                                  Currency
                    Balance                      Translation  Balance
                       at                         Adjustment    at
                   Beginning  Additions  Retire-     Add      End of
 Classification    of Period   at Cost    ments    (Deduct)   Period

Year Ended
 12/31/93:
  Land               $79,881   $17,463    $8,186      $217     $89,375
  Buildings        1,292,741   218,779    20,310   (17,797)  1,473,413
  Machinery and
   Equipment       1,460,538   212,716    32,846   (20,872)  1,619,536
  Furniture and
   Fixtures          223,733    68,954    12,542    (2,104)    278,041
                  ----------  --------  --------  --------  ----------
                  $3,056,893  $517,912   $73,884  ($40,556) $3,460,365
                  ==========  ========  ========  ========  ==========
Year Ended
 12/31/92:
  Land               $61,433   $20,338      $683   ($1,207)    $79,881
  Buildings        1,076,708   276,776    36,606   (24,137)  1,292,741
  Machinery and
   Equipment       1,327,571   218,666    63,652   (22,047)  1,460,538
  Furniture and
   Fixtures          193,520    39,508     6,566    (2,729)    223,733
                  ----------  --------  --------  --------  ----------
                  $2,659,232  $555,288  $107,507  ($50,120) $3,056,893
                  ==========  ========  ========  ========  ==========
Year Ended
 12/31/91:
  Land               $51,787   $11,388    $1,030     ($712)    $61,433
  Buildings        1,046,677    69,130    26,631   (12,468)  1,076,708
  Machinery and
   Equipment       1,264,319   123,284    47,231   (12,801)  1,327,571
  Furniture and
   Fixtures          170,039    34,336     8,734    (2,121)    193,520
                  ----------  --------   -------  --------  ----------
                  $2,532,822  $238,138   $83,626  ($28,102) $2,659,232
                  ==========  ========   =======  ========  ==========






                                                           SCHEDULE VI

           American Home Products Corporation and Subsidiaries
               Schedule VI -- Accumulated Depreciation of
                      Property, Plant and Equipment
           For the Years Ended December 31, 1993, 1992 and 1991
                          (Dollars in thousands)

    Column A      Column B   Column C  Column D  Column E  Column F

                             Additions          Currency
                  Balance     Charged         Translation  Balance
                     at      to Costs          Adjustment    at
                 Beginning     and     Retire-     Add      End of
 Description     of Period   Expenses  ments    (Deduct)   Period

Year Ended
 12/31/93:
  Buildings       $378,776   $50,091   $14,499   ($3,085)   $411,283
  Machinery and
   Equipment       774,893   108,103    29,745    (9,466)    843,785
  Furniture and
   Fixtures        125,433    32,722    11,457    (1,186)    145,512
                ----------  --------   -------  --------  ----------
                $1,279,102  $190,916   $55,701  ($13,737) $1,400,580
                ==========  ========   =======  ========  ==========
Year Ended
 12/31/92:
  Buildings       $354,574   $49,805   $20,325   ($5,278)   $378,776
  Machinery and
   Equipment       723,762   105,485    43,048   (11,306)    774,893
  Furniture and
   Fixtures        104,055    28,291     5,424    (1,489)    125,433
                ----------  --------   -------  --------  ----------
                $1,182,391  $183,581   $68,797  ($18,073) $1,279,102
                ==========  ========   =======  ========  ==========
Year Ended
 12/31/91:
  Buildings       $332,841   $34,730    $8,652   ($4,345)   $354,574
  Machinery and
   Equipment       671,207    95,968    36,022    (7,391)    723,762
  Furniture and
   Fixtures         91,384    22,248     8,293    (1,284)    104,055
                ----------  --------   -------  --------  ----------
                $1,095,432  $152,946   $52,967  ($13,020) $1,182,391
                ==========  ========   =======  ========  ==========

Rates of depreciation range from 2 to 20 percent for buildings, 6 2/3 to 33 1/3 percent for machinery and equipment and 5 to 33 1/3 percent for furniture and fixtures.






                                                         SCHEDULE VIII

           American Home Products Corporation and Subsidiaries
            Schedule VIII -- Valuation and Qualifying Accounts
           For the Years Ended December 31, 1993, 1992 and 1991
                          (Dollars in thousands)


     Column A                  Column B  Column C   Column D  Column E


                                        Additions
                               Balance   Charged               Balance
                                 at      to Costs                at
                              Beginning    and     Deductions  End of
   Description                of Period  Expenses     (A)      Period

Year ended 12/31/93:
 Valuation and qualifying accounts -
  Allowance for doubtful
    accounts                   $23,702    $7,101     $5,172    $25,631
  Allowance for cash discounts  15,203   148,013    142,898     20,318
  Allowance for deferred tax
    assets                     101,324      --        9,961     91,363
                            ----------  --------   -------- ----------
                              $140,229  $155,114   $158,031   $137,312
                            ==========  ========   ======== ==========
 Liability for loss contin-
 gencies and additional taxes $511,679   $41,899   $138,050   $415,528
 Liability for self-insurance
   claims                      269,413    38,284     38,302    269,395
 Accrued postretirement
   benefit obligation          250,355    37,754     23,556    264,553
                            ----------  --------   -------- ----------
                            $1,031,447  $117,937   $199,908   $949,476
                            ==========  ========   ======== ==========
Year ended 12/31/92:
 Valuation and qualifying accounts -
  Allowance for doubtful
    accounts                   $25,865    $5,147     $7,310    $23,702
  Allowance for cash discounts  11,554   132,227    128,578     15,203
  Allowance for deferred tax
    assets                        --     101,324(B)    --      101,324
                            ----------  --------   -------- ----------
                               $37,419  $238,698   $135,888   $140,229
                            ==========  ========   ======== ==========
 Liability for loss contin-
 gencies and additional taxes $550,734   $90,295   $129,350   $511,679
 Liability for self-insurance
   claims                      258,436    32,129     21,152    269,413
 Accrued postretirement
   benefit obligation          129,084   121,271(C)    --      250,355
                            ----------  --------   -------- ----------
                              $938,254  $243,695   $150,502 $1,031,447
                            ==========  ========   ======== ==========


cont'd

     Column A                  Column B  Column C   Column D  Column E

                                        Additions
                               Balance   Charged               Balance
                                 at      to Costs                at
                              Beginning    and     Deductions  End of
   Description                of Period  Expenses     (A)      Period

Year ended 12/31/91:
 Valuation and qualifying accounts -
  Allowance for doubtful
    accounts                   $26,591    $7,066     $7,792    $25,865
  Allowance for cash discounts   7,657   119,839    115,942     11,554
                            ----------  --------   -------- ----------
                               $34,248  $126,905   $123,734    $37,419
                            ==========  ========   ======== ==========
 Liability for loss contin-
 gencies and additional taxes $458,628  $157,304    $65,198   $550,734
 Liability for self-insurance
   claims                      268,449    21,984     31,997    258,436
 Accrued postretirement
   benefit obligation          103,500    25,584       --      129,084
                            ----------  --------   -------- ----------
                              $830,577  $204,872    $97,195   $938,254
                            ==========  ========   ======== ==========


(A) Represents amounts used for the purposes for which the accounts were created and reversal of amounts no longer required.

(B) Established upon the adoption of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" as disclosed in Note 9 on pages 36 and 37 of the Company's 1993 Annual Report to Shareholders.

(C) Includes the cumulative effect of adopting SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" as disclosed in Note 4 on pages 33, 34 and 35 of the Company's 1993 Annual Report to Shareholders.

















                                                           SCHEDULE IX

           American Home Products Corporation and Subsidiaries
                  Schedule IX -- Short-term Borrowings
           For the Years Ended December 31, 1993, 1992 and 1991
                          (Dollars in thousands)



     Column A       Column B  Column C  Column D  Column E    Column F

                                                   Average    Weighted
                                        Maximum     Amount    Average
                                         Amount      Out-     Interest
    Category                              Out-     standing     Rate
       of                     Weighted  standing    During     During
    Aggregate       Balance   Average    During      the        the
    Short-term      at End    Interest    the       Period     Period
    Borrowings     Of Period    Rate     Period      (A)        (B)

Commercial Paper
    1993               $0        --        --         --         --

    1992                0        --     $159,500    $17,361     3.2%

    1991                0        --      665,157    214,695     5.9%





(A)   Average daily amount outstanding.

(B)   Weighted as to principal amount and days outstanding.






















                                                            SCHEDULE X

           American Home Products Corporation and Subsidiaries
         Schedule X -- Supplementary Income Statement Information
           For the Years Ended December 31, 1993, 1992 and 1991
                          (Dollars in thousands)






      Item                        Charged to Costs and Expenses

                                 1993          1992          1991

Maintenance and repairs        $159,630      $153,001      $142,939
                               ========      ========      ========

Amortization of intangible
  assets, pre-operating costs
  and similar deferrals (A)        *         $246,632          *
                               ========      ========      ========

Taxes, other than payroll
  and income taxes                 *             *             *
                               ========      ========      ========


Royalties                       $94,475       $97,499       $84,708
                               ========      ========      ========

Advertising costs              $613,576      $601,798      $553,641
                               ========      ========      ========


*Less than 1% of sales



(A) Amortization of intangible assets in 1992 reflects the special charge of $220,000 discussed in Note 2 on page 32 of the Company's 1993 Annual Report to Shareholders.













                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN HOME PRODUCTS CORPORATION
                                            (Registrant)


March 24, 1994                 By /S/     Robert G. Blount
                                          Robert G. Blount
                                      Executive Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signatures                      Title                    Date

Principal Executive Officer:


/S/  John R. Stafford            Chairman, President       March 24, 1994
     John R. Stafford            and Chief Executive
                                 Officer

Principal Financial Officer:


/S/  Robert G. Blount            Executive Vice President  March 24, 1994
     Robert G. Blount            and Director

Principal Accounting Officer:


/S/  John R. Considine           Vice President - Finance  March 24, 1994
     John R. Considine

A Majority of Directors:


/S/  Clifford L. Alexander, Jr.  Director                  March 24, 1994
     Clifford L. Alexander, Jr.


/S/  Frank A. Bennack, Jr.       Director                  March 24, 1994
     Frank A. Bennack, Jr.


/S/  K. Roald Bergethon          Director                  March 24, 1994
     K. Roald Bergethon



                          SIGNATURES (continued)


       Signatures                      Title                    Date



/S/  John W. Culligan            Director                  March 24, 1994
     John W. Culligan


/S/  Robin Chandler Duke         Director                  March 24, 1994
     Robin Chandler Duke


/S/  John D. Feerick             Director                  March 24, 1994
     John D. Feerick


/S/  Edwin A. Gee                Director                  March 24, 1994
     Edwin A. Gee


/S/  William F. Laporte          Director                  March 24, 1994
     William F. Laporte


/S/  Robert W. Sarnoff           Director                  March 24, 1994
     Robert W. Sarnoff


/S/  John R. Torell III          Director                  March 24, 1994
     John R. Torell III


/S/  William Wrigley             Director                  March 24, 1994
     William Wrigley

                                                       EXHIBIT (21)
                  SUBSIDIARIES OF THE REGISTRANT
                         DECEMBER 31, 1993

                                                 State or Country of
             Name                                  Incorporation
Domestic
  AH Investments Ltd.                                 Delaware
  A.H. Robins Company, Inc.                           Virginia
  A.H. Robins International Company                   Nevada
  AHP Subsidiary Holding Corporation                  Delaware
  AHP Subsidiary (10) Corporation                     Delaware
  American Home Food Products, Inc.                   Delaware
  Ayerst Laboratories Incorporated                    New York
  Ayerst-Wyeth Pharmaceuticals Inc.                   Delaware
  Corometrics Medical Systems, Inc.                   Delaware
  Genetics Institute, Inc.                            Delaware
  Quinton Instrument Company                          Washington
  Route 24 Holdings, Inc.                             Delaware
  Sherwood Medical Company                            Delaware
  Symbiosis Corp.                                     Florida
  Vermont Whey Company                                Vermont
  Viobin Corporation                                  Illinois
  Whitehall Laboratories Inc.                         Delaware
  Wyeth-Ayerst International Inc.                     New York
  Wyeth Laboratories Inc.                             New York
  Wyeth Nutritionals Inc.                             Delaware
  Wyeth-Ayerst (Asia) Limited                         Delaware

Foreign
  AHP Holdings B.V.                                   Netherlands
  American Drug Corporation                           Panama
  American Home Investments (Hong Kong) Limited       Hong Kong
  Ayerst International S.A.                           France
  Brenner-EFEKA Pharma G.m.b.H.                       Germany
  Whitehall Italia SpA                                Italy
  Laboratorios Wyeth Whitehall Ltda.                  Brazil
  Much Pharma A.G.                                    Germany
  Sherwood Medical Industries Limited                 England
  Sherwood Medical Industries of Ireland Ltd.         Ireland
  Whitehall Laboratories Limited                      England
  Whitehall-Robins Canada, Inc.                       Canada
  Wyeth (Japan) Corporation                           Japan
  John Wyeth & Brother Limited                        England
  Wyeth-Ayerst Canada, Inc.                           Canada
  Wyeth Hong Kong, Ltd.                               Hong Kong
  Wyeth-Pharma G.m.b.H.                               Germany
  Wyeth Pharmaceuticals Pty. Limited                  Australia
  Wyeth S.A. de C.V.                                  Mexico
  Wyeth S.p.A.                                        Italy
  Wyeth-Philippines Inc.                              Philippines


There have been omitted from the above list the names of subsidiaries which, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.