Form 10-Q
period 1994-03-31
AMERICAN HOME PRODUCTS CORP
filed 1994-05-16
CIK 5187

======================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1994      Commission File Number 1-1225



                      AMERICAN HOME PRODUCTS CORPORATION
            (Exact name of registrant as specified in its charter)


          Delaware                          13-2526821
(State or other jurisdiction of  (I.R.S. Employer Identification No.)
 incorporation or organization)


   Five Giralda Farms, Madison, N.J.                 07940
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code (201) 660-5000



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the
           Securities Exchange Act of 1934 during the preceding 12
          months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes  X         No


     The number of shares of Common Stock outstanding as of the close of business on May 2, 1994:


                                               Number of
                    Class                  Shares Outstanding
      Common Stock, $.33-1/3 par value        307,192,966



======================================================================

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES


                                 INDEX



                                                              Page No.

Part I - Financial Information                                   2


     Item 1.   Financial Statements:


          Consolidated Condensed Balance Sheets -
            March 31, 1994 and December 31, 1993                 3


          Consolidated Condensed Statements of Income -
            Three Months Ended March 31, 1994 and 1993           4


          Consolidated Statements of Retained Earnings and
            Additional Paid-in Capital - Three Months Ended
            March 31, 1994 and 1993                              5


          Consolidated Condensed Statements of Cash Flows -
            Three Months Ended March 31, 1994 and 1993           6


          Notes to Consolidated Condensed Financial
            Statements                                           7


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations    8-12


Part II - Other Information


     Item 1.   Legal Proceedings                                 13


     Item 6.   Exhibits and Reports on Form 8-K                  14


Signature                                                        15

                        Part I - Financial Information







AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES




The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1994 and December 31, 1993, and the results of its operations, cash flows and the changes in retained earnings and additional paid-in capital for the three months ended March 31, 1994 and 1993. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In Thousands Except Per Share Amounts)

                                                 March 31,  Dec. 31,
                                                   1994       1993
                                                ---------- ----------
ASSETS
Cash and cash equivalents....................   $1,760,183 $1,936,834
Marketable securities........................      281,293    283,449
Accounts receivable less allowances..........    1,456,022  1,389,555
Inventories:
     Finished goods..........................      454,376    435,902
     Work in process.........................      251,059    219,701
     Materials and supplies..................      304,169    303,293
                                                ---------- ----------
                                                 1,009,604    958,896
Other current assets.........................      249,838    238,950
                                                ---------- ----------
     Total Current Assets....................    4,756,940  4,807,684

Property, plant and equipment................    3,534,335  3,460,365
     Less accumulated depreciation...........    1,444,205  1,400,580
                                                ---------- ----------
                                                 2,090,130  2,059,785
Goodwill.....................................      728,841    716,395
Other assets.................................      108,426    103,489
                                                ---------- ----------
                                                $7,684,337 $7,687,353
                                                ========== ==========
LIABILITIES
Loans payable to banks.......................   $    2,222 $    4,280
Trade accounts payable.......................      400,254    388,804
Accrued expenses.............................      998,513  1,019,923
Accrued federal and foreign taxes............      204,808    171,404
                                                ---------- ----------
     Total Current Liabilities...............    1,605,797  1,584,411

Long-term debt...............................      860,692    859,278
Accumulated postretirement benefit
     obligation..............................      269,383    264,553
Other noncurrent liabilities.................      849,025    903,993
Minority interests...........................      197,486    198,630

STOCKHOLDERS' EQUITY
$2 convertible preferred stock,
     par value $2.50 per share..............            99        100
Common stock, par value $.33-1/3 per share..       102,553    103,442
Additional paid-in capital..................     1,006,217  1,014,911
Retained earnings...........................     2,913,958  2,884,244
Currency translation adjustments............      (120,873)  (126,209)
                                                ---------- ----------
     Total Stockholders' Equity.............     3,901,954  3,876,488
                                                ---------- ----------
                                                $7,684,337 $7,687,353
                                                ========== ==========
      The accompanying notes are an integral part of these statements.

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (In Thousands Except Per Share Amounts)


                                         Three Months Ended March 31,

                                             1994           1993
                                          ----------     ----------

Net sales..............................   $2,144,045     $2,111,015
                                          ----------     ----------
Cost of goods sold.....................      657,465        660,592
Selling, administrative and general
  expenses.............................      732,682        742,736
Research and development expenses......      172,904        150,629
Other expense, net.....................        3,493          7,684
                                          ----------     ----------
Income before federal and foreign taxes      577,501        549,374

Provision for taxes....................      161,701        147,865
                                          ----------     ----------

Net income.............................   $  415,800     $  401,509
                                          ==========     ==========


Net income per share of common stock...        $1.34          $1.29
                                               =====          =====

Dividends per share of common stock....        $0.73          $0.71
                                               =====          =====
Average number of common shares and
  common share equivalents of preferred
  stock outstanding during the period
  used in the computation of net income
  per share............................      309,900        311,961




       The accompanying notes are an integral part of these statements.

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                        AND ADDITIONAL PAID-IN CAPITAL
                                (In Thousands)


                                              Three Months Ended March 31,

RETAINED EARNINGS                               1994           1993
                                             ----------     ----------
   Balance, beginning of period              $2,884,244     $2,547,719

   Add: Net income                              415,800        401,509
                                             ----------     ----------
                                              3,300,044      2,949,228
                                             ----------     ----------

   Less: Cash dividends declared                226,510        221,964
         Cost of treasury stock acquired
           less amounts charged to capital      155,233        240,630
         Other                                    4,343           -
                                             ----------     ----------

                                                386,086        462,594
                                             ----------     ----------
   Balance, end of period                    $2,913,958     $2,486,634
                                             ==========     ==========


ADDITIONAL PAID-IN CAPITAL

   Balance, beginning of period              $1,014,911     $  953,155

   Add: Excess over par value of common
          stock issued                           13,490         30,866

   Less: Cost of treasury stock acquired,
          less amounts charged to retained
          earnings                               22,184         30,889
                                             ----------     ----------
   Balance, end of period                    $1,006,217     $  953,132
                                             ==========     ==========



     The accompanying notes are an integral part of these statements.

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                          Three Months Ended March 31,

                                                 1994      1993
                                              ---------- ----------
Operating Activities
- --------------------
Net income................................... $  415,800 $  401,509
Adjustments to reconcile net income to net
  cash provided from operating activities:
  Depreciation and amortization..............     64,842     59,441
  Deferred income taxes......................     10,863     31,162
  Changes in working capital, net............    (94,643)  (131,889)
  Other items, net...........................    (74,827)    27,025
                                              ---------- ----------
Net cash provided from operating activities..    322,035    387,248
                                              ---------- ----------
Investing Activities
- --------------------
Purchases of property, plant and equipment...    (87,133)  (111,023)
Acquisition of businesses for cash, net
  of cash acquired...........................    (22,238)   (67,500)
Proceeds/(purchases) of marketable
  securities, net............................      2,156       (732)
Proceeds from sales of other assets, net.....      1,239        453
                                              ---------- ----------
Net cash used for investing activities.......   (105,976)  (178,802)
                                              ---------- ----------
Financing Activities
- --------------------
Dividends paid...............................   (226,510)  (221,943)
Net (repayments)/proceeds of debt............       (644)   248,449
Purchases of treasury stock..................   (178,404)  (272,997)
Exercise of stock options....................      9,735     24,929
                                              ---------- ----------
Net cash used for financing activities.......   (395,823)  (221,562)
                                              ---------- ----------
Effects of exchange rates on cash balances...      3,113    (14,817)
                                              ---------- ----------
Decrease in cash and cash equivalents........   (176,651)   (27,933)
Cash and cash equivalents, beginning
  of period..................................  1,936,834  1,692,761
                                              ---------- ----------
Cash and cash equivalents, end of period....  $1,760,183 $1,664,828
                                              ========== ==========

      The accompanying notes are an integral part of these statements.

Supplemental Information
- ------------------------
  Interest payments                           $   12,823 $    4,004
  Income tax payments                            141,630    114,510

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1. The Company adopted Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115) effective January 1, 1994. The Company's portfolio of debt securities consists of cash equivalents classified as held-to-maturity (recorded at cost) and marketable securities, consisting entirely of debt securities which are classified as available-for-sale (recorded at fair value). The cumulative effect of implementing SFAS No. 115 and the first quarter impact of the changes in fair value of the Company's marketable securities on shareholders' equity, were not material. The portfolio of debt securities consists principally of U.S. government and agency obligations with an average maturity of 3.3 years, and corporate obligations with an average maturity of 3.0 years. The fair value of cash equivalents approximated cost at March 31, 1994. For periods prior to 1994, marketable securities were recorded at cost which approximated market.

Note 2. The Company also was required to adopt Statement of Financial Accounting Standards No. 112 - "Employers' Accounting for Postemployment Benefits," effective January 1, 1994. The effect on the financial statements of this standard was not significant.

Note 3.   On February 19, 1993, the Company issued $250 million of
          30 year debentures due March 1, 2023, under a shelf registration statement previously filed with the Securities and Exchange Commission. The debentures bear interest at the rate of 7 1/4% payable semiannually on March 1 and September 1.

Note 4. On February 18, 1994, the Company acquired all the outstanding common stock and certain international trademarks of Siegfried Pharma GmbH for $23.2 million. On March 19, 1993, the Company acquired all the outstanding common stock of M. Polaner, Inc. ("Polaner") for $67.5 million.

              Management's Discussion and Analysis of Financial

                     Condition and Results of Operations

                      Three Months Ended March 31, 1994



Results of Operations

Net sales for the 1994 first quarter of $2.1 billion increased 2% from prior year levels. Health care product segment sales were 1% above 1993 levels and food product sales increased 7% over prior year amounts. The negative impact of foreign exchange rates on consolidated worldwide net sales was approximately 1% in the first quarter of 1994.

                                    Three Months             %
($ in Millions)                    Ended March 31,        Increase
Net Sales to Customers            1994         1993      (Decrease)

Health Care Products
  Pharmaceuticals               $1,272.8      $1,256.6       +1%
  Consumer Health Care             444.0         448.5       -1%
  Medical Supplies &
    Diagnostics                    215.7         207.6       +4%

      Total Health Care          1,932.5       1,912.7       +1%

Food Products                      211.5         198.3       +7%

Consolidated Net Sales          $2,144.0      $2,111.0       +2%

Worldwide pharmaceutical sales increased 1% from the corresponding 1993 period. U.S. pharmaceutical sales, which include infant nutritionals, increased 3%, due to higher prices and volume growth from the roll-out of the Company's new antidepressant product Effexor and increases in the cardiovascular and oral contraceptive product lines. Also contributing to this volume increase were sales of Genetics Institute, Inc.'s recombinant antihemophilic factor (rAHF). Partly offsetting these increases were volume declines in the Norplant System, anti-inflammatory products, infant nutritionals and Premarin. Premarin's decline was due, for the most part, to the December 1993 buy-in in anticipation of a January 1994 price increase. Foreign pharmaceutical sales decreased 1% for the 1994 first quarter as unfavorable exchange rates and lower unit sales of infant nutritionals more than offset price increases and unit volume growth in the female health care product line. Excluding the effects of exchange rate fluctuations, foreign pharmaceutical sales would have increased 3% for the first quarter.

              Management's Discussion and Analysis of Financial

                     Condition and Results of Operations

                      Three Months Ended March 31, 1994



Worldwide consumer health care sales decreased 1% for the 1994 first quarter. U.S. consumer health care sales decreased 5% in the first quarter, due largely to unit shortfalls in the cough/cold category resulting from a mild cold and flu season. Foreign consumer health care sales increased 7% for the 1994 first quarter, due principally to inflationary price increases in Brazil and volume growth in the oral health care product line in certain Latin American markets. Partially offsetting these increases were unfavorable exchange rate fluctuations. Excluding the effects of exchange rate fluctuations, foreign consumer health care sales would have increased 9% in the first quarter.

Worldwide medical supplies and diagnostics products sales increased 4% in the 1994 first quarter. U.S. sales increased 3% in the 1994 first quarter, principally as a result of unit volume growth in needles and syringes. Foreign sales in this sector increased 8% in the 1994 first quarter, principally due to unit volume growth in tubes and catheters, particularly in Japan, as well as favorable foreign exchange rates.

Food products sales increased 7% for the 1994 first quarter, principally due to increased unit volume resulting from the acquisition of M. Polaner, Inc. in March 1993.

The table below presents comparative first quarter net sales by geographic segments. Canada and Latin America sales increases were primarily related to Brazil. Results in Europe and Africa were adversely impacted by a stronger U.S. dollar versus year ago levels.

                                       Three Months            %
($ in Millions)                       Ended March 31,       Increase
Net Sales to Customers                1994        1993     (Decrease)

United States                       $1,494.6    $1,469.1       +2%
Canada and Latin America               231.1       218.9       +6%
Europe and Africa                      293.0       296.6       -1%
Asia and Australia                     125.3       126.4       -1%

Consolidated Net Sales              $2,144.0    $2,111.0       +2%

Cost of goods sold, as a percentage of net sales, in the first quarter of 1994 was consistent with the first quarter of 1993.

              Management's Discussion and Analysis of Financial

                     Condition and Results of Operations

                      Three Months Ended March 31, 1994



Selling, administrative and general expenses, as a percentage of net sales decreased to 34.2% in the first quarter of 1994 compared to 35.2% in the first quarter of 1993. Contributing to this decrease was the reduction of legal reserves relating to certain Ativan claims in the United Kingdom due to favorable developments that occurred in the first quarter of 1994.

Research and development expenses increased $22 million in the 1994 first quarter to $173 million. Included in this amount are expenditures by Genetics Institute, Inc., net of related collaborative revenues, of $26.2 million versus $18.6 million in the first quarter of 1993.

              Management's Discussion and Analysis of Financial

                     Condition and Results of Operations

                      Three Months Ended March 31, 1994


Income before taxes increased 5% in the first quarter of 1994.

                                       Three Months            %
($ in Millions)                       Ended March 31,       Increase
Income Before Taxes                1994           1993     (Decrease)

Health Care Products              $542.3         $538.5        +1%
Food Products                       20.7           20.4        +1%
Corporate                           14.5           (9.5)        -

Consolidated Income Before Taxes  $577.5         $549.4        +5%


Income Before Taxes

United States                     $432.0         $411.9        +5%
Canada and Latin America            65.6           47.0       +40%
Europe and Africa                   58.7           65.7       -11%
Asia and Australia                  21.2           24.8       -15%

Consolidated Income Before Taxes  $577.5         $549.4        +5%

Net income and net income per share, increased 4% for the 1994 first quarter.


Health Care Reform and Competition

The uncertainty about health care reform in the United States continued during the first quarter of 1994. The proposals by the Clinton Administration have been presented to Congress. The Company cannot predict with certainty the impact these reforms might have and the extent Congress will modify the Administration's proposals, except that it is the Company's belief that the pharmaceutical industry will continue to play a very positive role in helping to contain health care costs. In international markets, health care spending is subject to increasing governmental scrutiny, much of which is focused on pharmaceutical prices. In the United States, pricing pressures are being exercised increasingly by managed care providers. It is expected that these market forces will continue to constrain price growth in 1994 regardless of the outcome of health care reform. In 1993, the Company's weighted average U.S. prescription pharmaceutical price increase was approximately 2.6%.

As to competition, the Company is not dependent on any patent-protected product or line of products for a substantial portion of its revenues or profits. However, PREMARIN, the Company's conjugated estrogens product, does contribute significantly to sales and profits. For further discussion on PREMARIN see Item 1, Competition of the Company's 1993 Annual Report on Form 10-K.

              Management's Discussion and Analysis of Financial

                     Condition and Results of Operations

                      Three Months Ended March 31, 1994


Liquidity, Financial Condition and Capital Resources


Cash and cash equivalents decreased $176.7 million in the first quarter of 1994 to $1.8 billion. Cash flow from operating activities of $322.0 million as well as available cash reserves, were used principally for dividend payments of $226.5 million, common share repurchases of $178.4 million and capital expenditures of $87.1 million.

The Company repurchased 2,954,600 common shares during the 1994 first quarter. Capital expenditures included the continuation of the Company's investment to expand and upgrade its research and development facilities in Radnor and Marietta, Pennsylvania, Princeton, New Jersey and Andover, Massachusetts and certain strategic manufacturing/distribution facilities worldwide.

The Company continues to generate positive cash flow from operating activities and foresees no difficulty in maintaining its financial position and liquidity while financing its research and development, common share repurchase and capital expenditure programs.

                          Part II - Other Information


Item 1.   Legal Proceedings

          The Company is involved in various legal proceedings of a nature considered normal to its business. The most significant of these are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

          In addition, on March 7, 1994, the Company was served in an action seeking at least $160 million in damages alleged to have arisen from a purportedly improper preliminary injunction. Johnson & Johnson ("J&J") and Ortho Pharmaceutical Corporation ("Ortho") v. American Home Products Corporation (E.D.Pa. 1994). The preliminary injunction, which was granted in a patent infringement lawsuit brought by the Company, had prevented J&J and Ortho from marketing an oral contraceptive containing norgestimate for approximately 10 months until it was overturned by the Court of Appeals for the Federal Circuit in a two-to-one decision. In the district court in the underlying action, American Home Products Corporation et al.
          v. Ortho et al., the jury found against the Company on its claim of infringement and the Company has commenced an appeal. The jury also rejected J&J's unfair competition claim for damages relating to the purportedly improper preliminary injunction.

          In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation and other matters described above will not have a material adverse effect on the Company's financial position or results of operations.

          Regulation

          In the ordinary course of business, the Company's health care and food products facilities are inspected periodically by the U.S. Food and Drug Administration ("FDA"). (See page
          I-6 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 for a general discussion of FDA and other regulatory matters). Following a series of inspections at a consumer health care products manufacturing facility in Hammonton, New Jersey, the Company recently received an unusually lengthy FDA observation report containing what the FDA believes are violations of good manufacturing practice requirements. Although the Company believes that it will be successful in its efforts to work with the FDA in resolving these issues and to avert regulatory action, there is no assurance that supply of some of the products produced at this facility will not be disrupted. However, the Company believes that such disruption or other consequences, if any, would not have a material effect on its financial position or results of operations.

                          Part II - Other Information



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          (11) Calculation of per share earnings as reported in Part I on Page 4 of this Form 10-Q is incorporated herein by reference.

          (b)  Reports

               The Company did not file any reports on Form 8-K during the quarter covered by this report, however, Genetics Institute, Inc. filed a Form 8-K on February 3, 1994 to change its fiscal year end from November 30 to December 31.

                                  Signature


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      AMERICAN HOME PRODUCTS CORPORATION
                                  Registrant


                    By  /S/ John R. Considine
                               John R. Considine
                            Vice President - Finance
                           (Duly Authorized Signatory
                         and Chief Accounting Officer)


Date: May 13, 1994