Form 10-Q
period 1994-06-30
AMERICAN HOME PRODUCTS CORP
filed 1994-08-15
CIK 5187

======================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1994      Commission File Number 1-1225



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

                                        Yes  X         No


     The number of shares of Common Stock outstanding as of the close of business on August 2, 1994:


                                               Number of
                    Class                  Shares Outstanding
      Common Stock, $.33-1/3 par value        305,666,558



======================================================================

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES


                                 INDEX


                                                              Page No.

Part I - Financial Information                                    2


     Item 1.   Financial Statements:


          Consolidated Condensed Balance Sheets -
            June 30, 1994 and December 31, 1993                   3


          Consolidated Condensed Statements of Income -
            Three Months and Six Months Ended June 30, 1994
            and 1993                                              4

          Consolidated Condensed Statements of Retained
            Earnings and Additional Paid-in Capital - Six
            Months Ended June 30, 1994 and 1993                   5

          Consolidated Condensed Statements of Cash Flows -
            Six Months Ended June 30, 1994 and 1993               6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     7-14


Part II - Other Information


     Item 1.   Legal Proceedings                                15-16

     Item 4.   Submission of Matters to a Vote of
               Security-Holders                                  17

     Item 6.   Exhibits and Reports on Form 8-K                  18


Signature                                                        19

Exhibit Index                                                   Ex-1

                      Part I - Financial Information



AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES


The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1994 and December 31, 1993, the results of its operations for the three months and six months ended June 30, 1994 and 1993 , and its cash flows and the changes in retained earnings and additional paid-in capital for the six months ended June 30, 1994 and 1993. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K and its first quarter 1994 Form 10-Q.

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In Thousands Except Per Share Amounts)

                                                June 30,    Dec. 31,
                                                  1994        1993
                                              ----------   ----------
ASSETS
Cash and cash equivalents...................  $1,645,493   $1,936,834
Marketable securities.......................     260,131      283,449
Accounts receivable less allowances.........   1,609,745    1,389,555
Inventories:
     Finished goods.........................     505,085      435,902
     Work in process........................     260,149      219,701
     Materials and supplies.................     290,241      303,293
                                              ----------   ----------
                                               1,055,475      958,896
Other current assets........................     287,412      238,950
                                              ----------   ----------
     Total Current Assets...................   4,858,256    4,807,684

Property, plant and equipment...............   3,578,030    3,460,365
     Less accumulated depreciation..........   1,491,195    1,400,580
                                              ----------   ----------
                                               2,086,835    2,059,785
Goodwill....................................     725,173      716,395
Other assets................................     103,723      103,489
                                              ----------   ----------
     Total Assets                             $7,773,987   $7,687,353
                                              ==========   ==========
LIABILITIES
Loans payable to banks......................  $    3,151   $    4,280
Trade accounts payable......................     403,490      388,804
Accrued expenses............................   1,112,313    1,019,923
Accrued federal and foreign taxes...........     195,096      171,404
                                              ----------   ----------
     Total Current Liabilities..............   1,714,050    1,584,411

Long-term debt..............................     861,285      859,278
Accumulated postretirement benefit
     obligation.............................     274,191      264,553
Other noncurrent liabilities................     781,414      903,993
Minority interests..........................     196,830      198,630

STOCKHOLDERS' EQUITY
$2 convertible preferred stock,
     par value $2.50 per share..............          97          100
Common stock, par value $.33-1/3 per share..     102,265      103,442
Additional paid-in capital..................   1,008,277    1,014,911
Retained earnings...........................   2,927,729    2,884,244
Currency translation adjustments............     (92,151)    (126,209)
                                              ----------   ----------
     Total Stockholders' Equity.............   3,946,217    3,876,488
                                              ----------   ----------
                                              $7,773,987   $7,687,353
                                              ==========   ==========

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)


                                    Three Months           Six Months
                                   Ended June 30,         Ended June 30,

                                 1994        1993        1994        1993
                              ----------  ----------  ----------  ----------
Net sales.................    $1,977,853  $1,909,416  $4,121,898  $4,020,431
                              ----------  ----------  ----------  ----------
Cost of goods sold........       627,895     650,671   1,285,360   1,311,263
Selling, admin., and
  general expenses........       738,475     700,549   1,471,157   1,443,285
Research and development
  expenses................       179,915     161,141     352,819     311,770
Restructuring charge......       173,697        --       173,697       --
Other (income) exp., net..       (60,965)      5,813     (57,472)     13,497
                              ----------  ----------  ----------  ----------
Income before federal and
  foreign taxes...........       318,836     391,242     896,337     940,616

Provision for taxes.......        18,855     103,752     180,556     251,617
                              ----------  ----------  ----------  ----------
Net income................    $  299,981  $  287,490  $  715,781  $  688,999
                              ==========  ==========  ==========  ==========

Net income per share of
  common stock............    $     0.98  $     0.93  $     2.32  $     2.22
                              ==========  ==========  ==========  ==========
Dividends per share of
  common stock............    $     0.73  $     0.71  $     1.46  $     1.42
                              ==========  ==========  ==========  ==========
Average number of common
  shares and common share
  equivalents of preferred
  stock outstanding during
  the period used in the
  computation of net income
  per share................      307,349     309,917     308,618    310,933

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                         AND ADDITIONAL PAID-IN CAPITAL
                                 (In Thousands)


                                             Six Months Ended June 30,

RETAINED EARNINGS                               1994           1993
                                             ----------     ----------
   Balance, beginning of period              $2,884,244     $2,547,719

   Add: Net income                              715,781        688,999
                                             ----------     ----------
                                              3,600,025      3,236,718
                                             ----------     ----------

   Less: Cash dividends declared                450,553        441,712
         Cost of treasury stock acquired
           less amounts charged to capital      213,320        241,609
         Other                                    8,423           -
                                             ----------     ----------
                                                672,296        683,321
                                             ----------     ----------
   Balance, end of period                    $2,927,729     $2,553,397
                                             ==========     ==========


ADDITIONAL PAID-IN CAPITAL

   Balance, beginning of period              $1,014,911     $  953,155

   Add: Excess over par value of common
          stock issued                           24,376         55,439

   Less: Cost of treasury stock acquired,
          less amounts charged to retained
          earnings                               31,010         31,009
                                             ----------     ----------
   Balance, end of period                    $1,008,277     $  977,585
                                             ==========     ==========

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                               Six Months Ended June 30,
                                                    1994         1993
                                                 ----------   ----------
Operating Activities
- --------------------
Net income...................................    $  715,781   $  688,999
Adjustments to reconcile net income to net
  cash provided from operating activities:
  Depreciation and amortization..............       128,018      120,014
  Deferred income taxes......................      (110,750)      57,625
  Restructuring charge.......................       173,697         --
  Changes in working capital, net............      (387,049)    (196,941)
  Other items, net...........................      (110,726)     (20,008)
                                                 ----------   ----------
Net cash provided from operating activities..       408,971      649,689
                                                 ----------   ----------
Investing Activities
- --------------------
Purchases of property, plant and equipment...      (190,655)    (234,655)
Acquisition of businesses for cash, net
  of cash acquired...........................       (22,238)     (67,500)
Proceeds/(purchases) of marketable
  securities, net............................        14,895      (16,215)
Purchases of other assets....................        (5,550)      (3,118)
Proceeds from sales of other assets..........       170,964        6,804
                                                 ----------   ----------
Net cash used for investing activities.......       (32,584)    (314,684)
                                                 ----------   ----------
Financing Activities
- --------------------
Dividends paid...............................      (450,553)    (441,670)
Net proceeds of debt.........................          --        247,756
Purchases of treasury stock..................      (245,729)    (274,102)
Exercise of stock options....................        20,612       46,854
                                                 ----------   ----------
Net cash used for financing activities.......      (675,670)    (421,162)
                                                 ----------   ----------
Effects of exchange rates on cash balances...         7,942      (17,240)
                                                 ----------   ----------
Decrease in cash and cash equivalents........      (291,341)    (103,397)
Cash and cash equivalents, beginning
  of period..................................     1,936,834    1,692,761
                                                 ----------   ----------
Cash and cash equivalents, end of period.....    $1,645,493   $1,589,364
                                                 ==========   ==========



Supplemental Information
- ------------------------
  Interest payments                              $   33,790   $   24,829
  Income tax payments                               295,898      227,620

Results of Operations

Net sales for the 1994 second quarter of $1.98 billion increased 4% from the corresponding 1993 period. Six months net sales of $4.12 billion increased 3% from prior year levels. Health care products segment sales were 2% higher in the 1994 second quarter and first half. Food product sales increased 13% for the second quarter and 10% for the first six months of 1994. The negative impact of foreign exchange rates on consolidated worldwide net sales was approximately 1% for the second quarter and first six months of 1994.


                        Three Months      %      Six Months       %
($ in Millions)          Ended June 30,   Inc    Ended June 30,   Inc
Net Sales to Customers   1994     1993   (Decr)  1994     1993   (Decr)
- ---------------------- -------- --------  ---- -------- --------  ----
Health Care Products
  Pharmaceuticals      $1,170.3 $1,117.5  +5%  $2,443.1 $2,374.0  +3%
  Consumer Health Care    344.2    354.5  -3%     788.2    803.0  -2%
  Medical Supplies and
    Diagnostics           214.7    217.3  -1%     430.4    425.0  +1%
                       -------- --------       -------- --------
Total Health Care       1,729.2  1,689.3  +2%   3,661.7  3,602.0  +2%

Food Products             248.7    220.1 +13%     460.2    418.4 +10%
                       -------- --------       -------- --------
Consolidated Net
  Sales                $1,977.9 $1,909.4  +4%  $4,121.9 $4,020.4  +3%
                       ======== ========       ======== ========

Worldwide pharmaceutical sales increased 5% for the 1994 second quarter and were 3% higher for the first six months of 1994. Excluding the effects of foreign exchange rate fluctuations, 1994 worldwide pharmaceutical sales would have increased 6% for the second quarter and 4% for the first six months. U.S. pharmaceutical sales increased 4% for the 1994 second quarter due primarily to unit volume growth. This volume growth was led by Premarin, anti-inflammatory products and the veterinary product line and was offset, in part, by lower unit sales of infant nutritionals, Norplant, oral contraceptives and cardiovascular products.

First half sales increased 3% with unit volume growth generating the majority of the increase. These unit increases were mainly due to the initial sell-in of Effexor, increased sales of Premarin and anti-inflammatory products, and to a lesser extent, increases in cardiovascular and veterinary products and Factor
VIII. These increases were offset, in part, by lower unit sales of Norplant, infant nutritional products and oral contraceptives. Foreign pharmaceutical sales increased 6% for the 1994 second quarter and 2% for the first six months due primarily to unit volume growth in nutritional products and Premarin. Excluding the effects of foreign exchange rate fluctuations, foreign pharmaceutical sales would have increased 9% in the second quarter and 6% for the first six months.

Worldwide consumer health care sales decreased 3% for the 1994 second quarter and 2% for the first half. U.S. sales of consumer health care products decreased 2% for the second quarter and 4% for the first half due primarily to lower unit sales of cough/cold and family planning products offset, in part, by increases in sales of lip care, hemorrhoidal relief and analgesic products. Foreign consumer health care sales decreased 4% for the second quarter due primarily to lower sales of oral health care products in Brazil and lower unit sales of sleep-aid and analgesic products in Germany and increased 1% for the first half of 1994 due primarily to unit volume increases in cough/cold products in certain Latin American markets. Excluding the effects of foreign exchange, international consumer health care sales would have decreased 2% for the second quarter and increased 3% for the first half of 1994.

Worldwide medical supplies and diagnostic products sales decreased 1% for the second quarter and increased 1% for the first six months of 1994. U.S. sales decreased 3% for the 1994 second quarter as volume increases in needles and syringes, tympanic thermometry and surgical devices were more than offset by lower sales from Corometrics Medical System, Inc. which was sold in May 1994. First half U.S. sales were approximately equal to year ago levels as volume increases in needles and syringes, surgical devices and tympanic thermometry products, were offset by lower sales from Corometrics. Excluding the results of Corometrics, sales increases for this segment would have been 5% for the second quarter and first half of 1994.

Foreign sales increased 6% for the second quarter and 7% for the first half due primarily to volume increases in the tube and catheter product lines in Germany and Japan.

Food products sales increased 13% for the 1994 second quarter and 10% for the first half due primarily to increases in unit sales of canned pasta products, Polaner and Pam. The successful introduction of the Sesame Street line of nutritional pasta for children contributed to these sales increases.

The tables below present comparative net sales for the second quarter and first six months of 1994 by geographic segment. The second quarter and first half results for the Canada and Latin America and Europe and Africa segments were adversely impacted by unfavorable foreign exchange rate fluctuations. Excluding the effects of the rate fluctuations, sales in Canada and Latin America would have approximated 1993 levels for the 1994 second quarter and would have increased 5% for the first half and sales in Europe and Africa would have increased 9% for the second quarter and 6% for the first six months. The Asia and Australia segment was favorably impacted by foreign exchange rates which contributed $2.9 million and $4.9 million to sales in the 1994 second quarter and first half, respectively.


                                   Three Months          %
($ in Millions)                   Ended June 30,        Inc
Net Sales                       1994         1993      (Decr)
- ---------                     --------    --------     ------
U.S.                          $1,294.4    $1,249.1       +4%
Canada and Latin America         220.3       226.4       -3%
Europe and Africa                320.2       305.0       +5%
Asia and Australia               143.0       128.9      +11%
                              --------    --------
Consolidated Net Sales        $1,977.9    $1,909.4       +4%
                              ========    ========

                                  Six Months              %
($ in Millions)                  Ended June 30,          Inc
Net Sales                       1994         1993       (Decr)
- ---------                     --------    --------      -----
U.S.                          $2,788.9    $2,718.1       +3%
Canada and Latin America         451.4       445.3       +1%
Europe and Africa                613.3       601.6       +2%
Asia and Australia               268.3       255.4       +5%
                              --------    --------
Consolidated Net Sales        $4,121.9    $4,020.4       +3%
                              ========    ========

Cost of goods sold, as a percentage of net sales, decreased 2.4% from 1993 levels for the second quarter and 1.4% for the first six months due primarily to lower royalty expenses, certain non-recurring product recall expenses incurred in 1993 and a more favorable product mix.

Selling, administrative and general expenses, as a percentage of net sales, increased 0.6% from 1993 levels in the second quarter and decreased 0.2% for the first half. The increase in the second quarter was due primarily to higher marketing and selling
expenses.   First half increases in marketing and selling
expenses were offset by the reduction in the first quarter of certain legal reserves.

Research and development expenses increased $19 million for the second quarter or 12% over prior year levels to $180 million, and increased $41 million or 13% over prior year levels to $353 million for the first six months of 1994. Included in this research and development were Genetics Institute, Inc. expenditures of approximately $28 million for the second quarter and $54 million for the first six months of 1994, net of collaborative revenues.


Unusual Items:


     Restructuring Charge

In the second quarter of 1994, the Company recorded a $174 million charge for the cost of implementing two restructuring programs related primarily to the U.S. pharmaceutical and consumer health care businesses. The first program, announced in April 1994, involved the consolidation of the manufacturing, distribution and quality control functions for the U.S. pharmaceutical and consumer health care businesses and will result in the elimination of excess production capacity and associated workforce, primarily through the closure of the Company's manufacturing facility in Hammonton, New Jersey. The second program addressed the organizational effectiveness of the Company's U.S. pharmaceutical division and will result in further workforce reductions. In total, approximately 2,000 jobs in the domestic pharmaceutical and consumer health care businesses will be eliminated as a result of these programs. These restructurings are intended to lower costs in response to pressure to reduce health care costs, and to enable the Company to continue to expand its pharmaceutical and biotechnology research and development.

     Asset Sales

In May 1994, the Company sold Corometrics Medical Systems, Inc., a manufacturer of perinatal monitoring systems, to Marquette Electronics, Inc. for $74 million, exclusive of certain lease receivables of approximately $37 million. Also in May, the Company sold Agri-Bio Corporation, a manufacturer of a medicated feed additive for the poultry industry, for $40 million to Hoffmann-La Roche Inc. In addition, the Company sold its former corporate headquarters facility in New York City for $50 million.

Other (income) expense, net, for the second quarter and first half of 1994 includes the aggregate gain of approximately $76 million from these sales.

     Income Taxes

The Company's effective tax rate was 5.9% for the second quarter and 20.1% for the first six months of 1994 compared to 26.5% for the 1993 second quarter and 26.8% for the six month period. The lower rates in 1994 are due to the reduction of certain tax accruals which were no longer deemed necessary in the quarter. The effective tax rate is expected to be approximately 28% for the balance of the year.

     The restructuring charge, the gain on asset sales and the tax adjustment, in the aggregate, had no effect on the Company's 1994 earnings per share.

Income Before Taxes - Segment Data


                           Three Months      %      Six Months       %
($ in Millions)           Ended  June 30,   Inc    Ended June 30,   Inc
Income Before Taxes       1994     1993    (Decr)   1994    1993   (Decr)
- -------------------      ------   ------   ------  ------  ------  ------
Health Care Products     $228.1   $363.0    -37%   $770.4  $901.5   -15%
Food Products              30.0     28.3     +6%     50.7    48.7    +4%
Corporate                  60.7      (.1)    --      75.2    (9.6)    --
                         ------   ------           ------  ------
Consolidated Income
  Before Taxes           $318.8   $391.2    -19%   $896.3  $940.6    -5%
                         ======   ======           ======  ======


                           Three Months      %      Six Months        %
($ in Millions)           Ended June 30,    Inc    Ended June 30,    Inc
Income Before Taxes       1994     1993    (Decr)   1994    1993   (Decr)
- -------------------      ------   ------   ------  ------  ------  ------
United States            $153.2   $248.3    -38%   $585.2  $660.2   -11%
Canada and Latin
  America                  60.7     57.7     +5%    126.3   104.7   +21%
Europe and Africa          77.7     60.3    +29%    136.4   126.0    +8%
Asia and Australia         27.2     24.9     +9%     48.4    49.7    -3%
                         ------   ------           ------  ------
Consolidated Income
  Before Taxes           $318.8   $391.2    -19%   $896.3  $940.6    -5%
                         ======   ======           ======  ======

Health Care Reform and Competition

The debate regarding U.S. health care reform and its uncertainty continued during the first half of 1994. While the Company cannot predict with certainty the nature of these reforms and the impact they might have on its domestic business, market competition has put pressures on pricing and operating results. These trends are expected to continue throughout the remainder of 1994.

The Company is not dependent on any patent-protected product or line of products for a substantial portion of its revenues or profits. However, PREMARIN, the Company's estrogen replacement therapy, does contribute significantly to sales and profits. For further discussion on PREMARIN see Item 1, COMPETITION of the Company's 1993 Annual Report on Form 10-K.


Liquidity, Financial Condition and Capital Resources

The Company continues to generate positive cash flow from operating activities. Cash and cash equivalents decreased $291 million in the first half of 1994 to $1.65 billion. Cash flow from operating activities of approximately $409 million, proceeds of approximately $171 million from sales of assets as well as available cash reserves were used principally for dividend payments of $451 million, common share repurchases of $246 million and capital expenditures of $191 million.

The Company repurchased 4,119,000 shares of common stock during the first half of 1994. On July 28, 1994, the Board of Directors authorized the repurchase of an additional 10 million shares of the Company's common stock, subject to price and market conditions. A program to repurchase 10 million shares originally announced on June 25, 1992 is nearing completion.

Capital expenditures included the expansion of the Company's Wyeth-Ayerst R&D facilities in New Jersey and Pennsylvania, facilities expansion projects at Genetics Institute, the construction of the Quinton Instrument Company's new headquarters building in Washington and continued strategic investments in manufacturing/distribution facilities worldwide.

On August 10, 1994, the Company commenced a tender offer for all of the outstanding shares of common stock of American Cyanamid Company ("ACC") for $95 per share in cash, subject to certain conditions (the "Offer"). The amount of funds required to acquire all of the ACC shares at the Offer price and to pay related fees and expenses is approximately $9.2 billion, which is intended to be financed with a combination of bank borrowings and the Company's general corporate funds. On August 9, 1994, the Company entered into a commitment letter with Chemical Securities Inc. and Chemical Bank under which, subject to certain conditions, Chemical Securities Inc. agreed to use its "best efforts" to form a syndicate of financial institutions to provide a $9.0 billion bank credit facility. Further, Chemical Bank has agreed to provide up to $1.2 billion of such facility. The facility would be used to finance the acquisition of ACC, to replace the Company's existing $1.0 billion bank credit facility (under which there are no amounts outstanding) and for general corporate purposes, including commercial paper back-up. Further information concerning the Offer and the proposed financing is set forth in a filing with the Securities and Exchange Commission on Schedule 14D-1.

The Company has been notified by one rating agency that its current commercial paper rating, and by two rating agencies that its current long-term debt rating may be lowered if the Company is successful in this acquisition. Management is confident that the cash flows from the combined businesses will be adequate to repay both the principal and interest on the acquisition financing and, further, to allow the Company to continue to fund its operations, pay dividends and maintain its ongoing programs of capital expenditures, without restricting its ability to make further acquisitions as may be appropriate.

                        Part II - Other Information


Item 1.   Legal Proceedings

          The Company is involved in various legal proceedings of a nature considered normal to its business.

          There are approximately 1,700 cases pending, predominantly in the United Kingdom, based primarily on alleged dependence on the tranquilizer ATIVAN. Substantially all of the cases in the United Kingdom have been supported by governmental legal aid funding. The Legal Aid Board in England, where more than 1,100 cases are pending, had determined to discontinue funding of these cases, although the Board has recently indicated that it will reconsider that decision in light of procedural arguments raised by plaintiffs. If this decision is confirmed upon reconsideration and upheld on appeal, these cases will be dismissed and the other legally-aided cases in Scotland and Northern Ireland (approximately 340 cases) may be discontinued as well.

          A class of women who have suffered injuries allegedly as a result of the removal of Norplant, the Company's implantable contraceptive product, has been certified in Doe v. Wyeth-Ayerst Laboratories, a class action pending in the Circuit Court of Illinois for Cook County. The Company is seeking reconsideration of the certification order on the grounds that the individualized issues raised by claims arising out of Norplant insertions preclude class treatment. Another class action seeking recovery for the same injuries, Johnson v. Wyeth-Ayerst Laboratories, has been filed in the 160th Judicial District Court for Dallas County, Texas, although a class has not been certified to date. The Company understands that similar actions have been filed in other jurisdictions but have not yet been served upon the Company. The Company also is a defendant in approximately 25 other individual lawsuits seeking damages for injuries allegedly caused by Norplant.

          As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1993, the Company has been involved in the Brand Name Prescription Drug Antitrust Litigation which has been consolidated for pretrial purposes in the U.S. District Court for the Northern District of Illinois (MDL 997). Additional complaints with similar allegations, which have been filed against the Company, other manufacturers of pharmaceutical products and wholesalers, have also been consolidated in this action. Among these cases is an Alabama case brought on behalf of a purported class of consumers who purchased prescription drugs in the State of Alabama. Additionally, complaints were filed in Alabama state courts under Alabama law on behalf of an alleged class of retail pharmacies. A complaint was also filed under state law in California state court on behalf of a purported class of consumers who purchased prescription drugs in California. In Wisconsin, a complaint was filed against the Company and other pharmaceutical companies alleging violations of a Wisconsin state uniform pricing statute.

          Following an appeal by the Company from a judgment affirming a penalty imposed by the New York Department of Environmental Conservation in 1992, the Appellate Division of the Supreme Court of New York, Third Department, has issued an order reducing the amount of the penalty from $750,000 to $97,000.

          On August 9, 1994, the Company commenced an action in the U.S. District Court for the District of Maine against American Cyanamid Company ("ACC") and certain members of its Board of Directors in connection with the tender offer commenced by the Company. The action seeks declaratory and injunctive relief against enforcement of certain anti-takeover provisions of the Maine Business Corporation Act, ACC's articles of incorporation and its by-laws. Further information concerning this litigation is set forth in the Company's Statement on Schedule 14D-1 relating to the Offer, which Statement is incorporated in this Form 10-Q by reference.

          Other significant legal proceedings are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

          In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation and other matters described above will not have a material adverse effect on the Company's financial position or results of operations.

Item 4.   Submission of Matters to a vote of Security-Holders

          (a) The matters described under item 4(c) below were submitted to a vote of security-holders, through the solicitation of proxies pursuant to Regulation 14 under the Securities Exchange Act, at the Annual Meeting of Stockholers held on April 20, 1994 (the "Annual Meeting").

          (b)  Not applicable.

          (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter.

          (i)   Election of directors:

                Nominee                    For         Withheld

          Clifford L. Alexander, Jr.    249,238,617    1,693,637
          Frank A. Bennack, Jr.         249,545,655    1,386,599
          K. Roald Bergethon            249,124,175    1,808,079
          Robert G. Blount              249,548,752    1,383,502
          John W. Culligan              249,178,658    1,753,596
          Robin Chandler Duke           249,357,589    1,574,665
          John D. Feerick               249,093,132    1,839,122
          Edwin A. Gee                  249,273,698    1,658,556
          Robert W. Sarnoff             249,125,901    1,806,353
          John R. Stafford              249,584,128    1,348,126
          John R. Torell III            249,516,787    1,415,467
          William Wrigley               249,558,177    1,374,077

          (ii)    Ratification of the Appointment of Arthur
                            Andersen & Co., as independent public
                                      accountants for 1994:

                  For               Against            Abstain

              249,470,011           792,818            665,742

          (iii)   Adoption of the 1993 Stock Incentive Plan:

                                                          Broker
                  For         Against       Abstain     Non-Votes

              231,005,290    17,153,701    2,766,072     203,067


          (iv)    Adoption of the 1994 Restricted Stock Plan for
                            Non-Employee Directors:

                                                          Broker
                  For          Against      Abstain     Non-Votes

              226,250,883     21,630,640   3,044,141     203,668

          (d)     Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

          (10) Letters extending the term of the Credit Agreement dated April 29, 1993 among Registrant, the Lenders Parties thereto and Chemical Bank as previously filed in the Company's latest annual report on Form 10-K.

          (11) Calculation of per share earnings as reported in
               Part I on Page 4 of this Form 10-Q is incorporated herein by reference.

          (99) Schedule 14D-1 Tender Offer Statement relating to the tender offer by a subsidiary of the Company for all outstanding shares of American Cyanamid Company at $95 per share, as filed with the Securities and Exchange Commission on August 10, 1994, is incorporated by reference.

          (b)  Reports

               The Company did not file any reports on Form 8-K during the quarter covered by this report, however, a Form 8-K was filed on August 4, 1994 stating that, on August 2, 1994, American Home Products Corporation transmitted a letter to ACC offering to acquire ACC for $95 per share in cash and issued two press releases in connection therewith. The two press releases were included as Exhibits in the Form 8-K.

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


Date: August 15, 1994