Form 10-Q
period 1994-09-30
AMERICAN HOME PRODUCTS CORP
filed 1994-11-14
CIK 5187

=====================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 30, 1994     Commission File Number 1-1225

                      AMERICAN HOME PRODUCTS CORPORATION
                     ----------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                          13-2526821
          --------                          ----------
(State or other jurisdiction of  (I.R.S. Employer Identification No.)
 incorporation or organization)

   Five Giralda Farms, Madison, N.J.              07940
   ---------------------------------              -----
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

                                        Yes  X         No
                                        -------        -------

     The number of shares of Common Stock outstanding as of the close of business on October 28, 1994:

                                               Number of
                Class                          Shares Outstanding
      --------------------------------         ------------------
      Common Stock, $.33-1/3 par value         305,861,106


======================================================================

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES


                                 INDEX


                                                              Page No.
                                                              --------
Part I - Financial Information                                    2


     Item 1.   Financial Statements:


          Consolidated Condensed Balance Sheets -
            September 30, 1994 and December 31, 1993              3

          Consolidated Condensed Statements of Income -
            Three Months and Nine Months Ended
            September 30, 1994 and 1993                           4

          Consolidated Condensed Statements of Retained
            Earnings and Additional Paid-in Capital - Nine
            Months Ended September 30, 1994 and 1993              5

          Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended September 30, 1994 and 1993         6

          Notes to Consolidated Condensed Financial Statements    7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations      8-16


Part II - Other Information

     Item 1.   Legal Proceedings                                 17-20

     Item 6.   Exhibits and Reports on Form 8-K                  20-21

Signature                                                        22

Exhibit Index                                                    Ex-1

                       Part I - Financial Information
                       ------------------------------



AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES


The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1994 and December 31, 1993, the results of its operations for the three months and nine months ended September 30, 1994 and 1993, and its cash flows and the changes in retained earnings and additional paid-in capital for the nine months ended September 30, 1994 and 1993. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K and its first and second quarter 1994 Form 10-Qs.

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In Thousands Except Per Share Amounts)

                                                Sept. 30,  Dec. 31,
                                                  1994        1993
                                              ----------   ----------
ASSETS
Cash and cash equivalents...................  $1,776,359   $1,936,834
Marketable securities.......................     253,704      283,449
Accounts receivable less allowances.........   1,677,851    1,389,555
Inventories:
     Finished goods.........................     498,652      435,902
     Work in process........................     257,753      219,701
     Materials and supplies.................     302,632      303,293
                                              ----------   ----------
                                               1,059,037      958,896
Other current assets........................     287,595      238,950
                                              ----------   ----------
     Total Current Assets...................   5,054,546    4,807,684

Property, plant and equipment...............   3,698,804    3,460,365
     Less accumulated depreciation..........   1,534,675    1,400,580
                                              ----------   ----------
                                               2,164,129    2,059,785
Goodwill....................................     724,464      716,395
Other assets................................     126,657      103,489
                                              ----------   ----------
     Total Assets                             $8,069,796   $7,687,353
                                              ==========   ==========
LIABILITIES
Loans payable to banks......................  $    3,145   $    4,280
Trade accounts payable......................     365,421      388,804
Accrued expenses............................   1,169,883    1,019,923
Accrued federal and foreign taxes...........     281,956      171,404
                                              ----------   ----------
     Total Current Liabilities..............   1,820,405    1,584,411

Long-term debt..............................     863,523      859,278
Accumulated postretirement benefit
     obligation.............................     279,005      264,553
Other noncurrent liabilities................     788,500      903,993
Minority interests..........................     204,797      198,630

STOCKHOLDERS' EQUITY
$2 convertible preferred stock,
     par value $2.50 per share..............          95          100
Common stock, par value $.33-1/3 per share..     101,933      103,442
Additional paid-in capital..................   1,007,517    1,014,911
Retained earnings...........................   3,059,043    2,884,244
Currency translation adjustments............     (55,022)    (126,209)
                                              ----------   ----------
     Total Stockholders' Equity.............   4,113,566    3,876,488
                                              ----------   ----------
                                              $8,069,796   $7,687,353
                                              ==========   ==========
     The accompanying notes are an integral part of these balance sheets.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                   Three Months           Nine Months
                                Ended September 30,    Ended September 30,

                                 1994        1993        1994        1993
                              ----------  ----------  ----------  ----------
Net sales.................    $2,258,525  $2,168,116  $6,380,423  $6,188,547
                              ----------  ----------  ----------  ----------
Cost of goods sold........       735,003     713,063   2,020,363   2,024,326
Selling, admin., and
  general expenses........       781,845     752,094   2,253,002   2,195,379
Research and development
  expenses................       179,470     153,316     532,289     465,086
Restructuring charge......           -           -       173,697         -
Other (income) exp., net..       (11,383)      8,769     (68,855)     22,266
                              ----------  ----------  ----------  ----------
Income before federal and
  foreign taxes...........       573,590     540,874   1,469,927   1,481,490

Provision for taxes.......       160,605     143,321     341,161     394,938
                              ----------  ----------  ----------  ----------
Net income................    $  412,985  $  397,553  $1,128,766  $1,086,552
                              ==========  ==========  ==========  ==========

Net income per share of
  common stock............    $     1.35  $     1.28  $     3.67  $     3.50
                              ==========  ==========  ==========  ==========
Dividends per share of
  common stock............    $     0.73  $     0.71  $     2.19  $     2.13
                              ==========  ==========  ==========  ==========
Average number of common
  shares and common share
  equivalents of preferred
  stock outstanding during
  the period used in the
  computation of net income
  per share................      306,230     310,305     307,813     310,722




      The accompanying notes are an integral part of these statements.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                         AND ADDITIONAL PAID-IN CAPITAL
                                 (In Thousands)

                                          Nine Months Ended September 30,
RETAINED EARNINGS                               1994           1993
                                             ----------     ----------
   Balance, beginning of period              $2,884,244     $2,547,719

   Add: Net income                            1,128,766      1,086,552
                                             ----------     ----------
                                              4,013,010      3,634,271
                                             ----------     ----------

   Less: Cash dividends declared                673,727        661,789
         Cost of treasury stock acquired
           less amounts charged to capital      271,118        244,276
         Other                                    9,122           -
                                             ----------     ----------
                                                953,967        906,065
                                             ----------     ----------
   Balance, end of period                    $3,059,043     $2,728,206
                                             ==========     ==========


ADDITIONAL PAID-IN CAPITAL

   Balance, beginning of period              $1,014,911     $  953,155

   Add: Excess over par value of common
          stock issued                           32,429         69,137

   Less: Cost of treasury stock acquired,
          less amounts charged to retained
          earnings                               39,823         31,360
                                             ----------     ----------
   Balance, end of period                    $1,007,517     $  990,932
                                             ==========     ==========



        The accompanying notes are an integral part of these statements.

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                            Nine Months Ended September 30,
                                                    1994        1993
                                                 ----------   ----------
Operating Activities
- --------------------
Net income...................................    $1,128,766   $1,086,552
Adjustments to reconcile net income to net
  cash provided from operating activities:
  Depreciation and amortization..............       193,681      181,640
  Deferred income taxes......................      (122,214)     109,536
  Restructuring charge.......................       173,697         -
  Changes in working capital, net............      (332,122)    (237,716)
  Other items, net...........................      (110,739)    (116,961)
                                                 ----------   ----------
Net cash provided from operating activities..       931,069    1,023,051
                                                 ----------   ----------
Investing Activities
- --------------------
Purchases of property, plant and equipment...      (316,634)    (374,347)
Acquisition of businesses for cash, net
  of cash acquired...........................       (28,472)     (67,500)
Proceeds/(purchases) of marketable
  securities, net............................        20,623         (109)
Purchases of other assets....................        (3,797)      (2,586)
Proceeds from sales of other assets..........       176,555        9,832
                                                 ----------   ----------
Net cash used for investing activities.......      (151,725)    (434,710)
                                                 ----------   ----------
Financing Activities
- --------------------
Dividends paid...............................      (673,727)    (661,768)
Net proceeds of debt.........................         3,110      253,392
Purchases of treasury stock..................      (312,730)    (277,135)
Exercise of stock options....................        28,724       54,380
                                                 ----------   ----------
Net cash used for financing activities.......      (954,623)    (631,131)
                                                 ----------   ----------
Effects of exchange rates on cash balances...        14,804       (5,793)
                                                 ----------   ----------
Decrease in cash and cash equivalents........      (160,475)     (48,583)
Cash and cash equivalents, beginning
  of period..................................     1,936,834    1,692,761
                                                 ----------   ----------
Cash and cash equivalents, end of period.....    $1,776,359   $1,644,178
                                                 ==========   ==========

         The accompanying notes are an integral part of these statements.

Supplemental Information
- ------------------------
  Interest payments                              $   45,696   $   36,164
  Income tax payments                               388,780      280,078

            AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


During the third quarter, the Company announced that it commenced a tender offer for all of the outstanding shares of common stock of American Cyanamid Company ("ACC"). On August 17, 1994, the Company, a subsidiary of the Company and ACC entered into a merger agreement which provides for (i) an increase in the price per share to be paid in cash for each share of ACC common stock from $95 to $101 (the "Offer") and (ii) the merger of a subsidiary of the Company with and into ACC. The Offer is currently scheduled to expire on November 21, 1994, and the Company expects to consummate the tender offer at such time. The Company expects that this acquisition will be dilutive to 1995 combined earnings, exclusive of any gains from the possible sale of certain of the Company's existing businesses.

The amount of funds required to acquire all of the ACC shares at the Offer price and to pay related fees and expenses is approximately $9.7 billion, which is intended to be initially financed with a combination of bank borrowings and/or placement of privately placed short-term notes and the Company's general corporate funds. The Company and certain of its subsidiaries have entered into two credit agreements, each dated as of September 9, 1994, with a syndicate of lenders led by Chemical Bank, as administrative agent for such lenders, whereby the lenders agreed to lend the Company and its subsidiaries, pursuant to the two credit facilities, an aggregate amount of up to $10 billion. The credit facilities are comprised of a $7 billion 364 day credit facility which may be renewed for up to four successive 364 day periods and a $3 billion five year credit facility. The interest rate on borrowings under the credit facilities are based on a LIBOR based option, a certificate of deposit based option, a prime rate based option, or a bid loan option, at the Company's choice, and can vary depending on the amount drawn and the Company's credit rating. The proceeds of the credit facilities may be used by the borrowers (i) to finance the Offer and subsequent merger, either directly or as a back-up for privately placed short-term notes, (ii) to replace the Company's existing $1 billion credit facility (under which there are no amounts currently outstanding) and (iii) for the Company's general corporate and working capital purposes. The credit facilities contain a financial covenant and various other customary covenants, representations, warranties, conditions and default provisions.

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1994

Results of Operations
- ---------------------

Net sales for the 1994 third quarter of $2.26 billion increased 4% from the corresponding 1993 period. This increase is comprised of unit volume growth of 1%, price increases of 2% and foreign exchange of 1%. Nine months net sales of $6.38 billion increased 3% from prior year levels. This growth was due to unit volume growth of 1% and price increases of 2%. Health care products segment sales were 5% higher in the 1994 third quarter and 3% higher for the first nine months. Food products sales for the third quarter were comparable to 1993 levels, and increased 6% for the first nine months of 1994.

                                 Three Months           %
($ in Thousands)              Ended September 30,      Inc
Net Sales to Customers         1994         1993      (Decr)
- ----------------------    ----------    ----------     ----
Health Care Products
  Pharmaceuticals         $1,268,803    $1,194,923      6%
  Consumer Health Care       521,179       493,441      6%
  Medical Supplies and
    Diagnostics              204,460       216,038     (5%)
                          ----------    ----------
Total Health Care          1,994,442     1,904,402      5%

Food Products                264,083       263,714      -
                          ----------    ----------
Consolidated Net Sales    $2,258,525    $2,168,116      4%
                          ==========    ==========

                                  Nine Months           %
($ in Thousands)             Ended September 30,       Inc
Net Sales to Customers        1994         1993       (Decr)
- ----------------------    ----------    ----------     ----
Health Care Products
  Pharmaceuticals         $3,711,914    $3,569,006      4%
  Consumer Health Care     1,309,412     1,296,453      1%
  Medical Supplies and
    Diagnostics              634,878       640,957     (1%)
                          ----------    ----------
Total Health Care          5,656,204     5,506,416      3%

Food Products                724,219       682,131      6%
                          ----------    ----------
Consolidated Net Sales    $6,380,423    $6,188,547      3%
                          ==========    ==========

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1994

U.S. pharmaceutical sales increased 2% for the third quarter and 3% for the first nine months of 1994 due to unit volume growth. When sales of Agri-Bio Corporation, which was sold in the second quarter are excluded, U.S. pharmaceutical sales increased 4% for the third quarter and the first nine months of 1994. Third quarter sales growth was attributable to increases in sales of Premarin, cardiovascular and oral contraceptive products and the recently introduced antidepressant Effexor. Offsetting these increases, in part, were lower sales of Norplant, anti-inflammatory and antibiotic products. Sales increases for the first nine months were due to increased sales of Premarin, anti-inflammatory and cardiovascular products, and the introduction of Effexor. These increases were offset, in part, by sales declines in Norplant, infant nutritional and antibiotic products.

Foreign pharmaceutical sales increased 14% for the 1994 third quarter due to unit volume growth of 6%, price increases of 5% and favorable foreign exchange of 3%. Sales for the first nine months of 1994 increased 6% due to unit volume growth of 2% and price increases of 6%, offset by unfavorable foreign exchange of 2%. Sales growth for the third quarter and the first nine months of 1994 were primarily due to increased sales of infant nutritional products, Premarin, Ativan and oral contraceptives.

U.S. consumer health care sales increased 2% for the third quarter of 1994 due to product price increases with unit volume unchanged from the prior year. Sales growth for the third quarter was attributable to the analgesics product line which was offset, in part, by decreases in the cough/cold and family planning categories. Sales for the first nine months decreased 1% due to unit volume decreases of 5%, offset by price increases of 4%. Sales shortfalls for the first nine months were due to decreases in the cough/cold and family planning product lines, which were offset, in part, by increases in the analgesics and lip care categories.

International consumer health care sales increased 14% for the third quarter of 1994. This increase is attributable to unit volume growth of 4%, price increases of 9% and favorable foreign exchange of 1%. Sales for the first nine months of 1994 increased 6% due to unit volume growth of 1% and price increases of 5%. Price increases in the third quarter and first nine

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1994


months of 1994 outpaced devaluations due to inflation in certain hyper-inflationary countries, particularly Brazil. Due to the volatilities in these economies, this trend may not be sustained
in the future.   Sales increases for the third quarter and first
nine months of 1994 were primarily due to increased sales of oral health care products in Brazil and cough/cold products in certain Latin American countries.

Sales of medical supplies and diagnostic products decreased 5% for the third quarter of 1994. This decrease was due to unit volume shortfalls of 6%, offset by favorable foreign exchange of 1%. Sales decreases for the first nine months of 1994 of 1% were attributable to unit volume decreases of 1% and product price decreases of 1%, offset by favorable foreign exchange of 1%. The volume decreases in both periods were due primarily to the sale of Corometrics Medical Systems, Inc. in May 1994. Excluding the results of Corometrics, sales for the segment would have increased 6% for the third quarter and 5% for the first nine months of 1994 due to increases in worldwide sales of needles and syringes, tympanic thermometry products and surgical devices.

Net sales of food products for the third quarter were comparable to the 1993 levels as a result of unit volume decreases of 1% being offset by price increases of 1%. Sales for the first nine months of 1994 increased 6% due primarily to unit volume growth of 5% and price increases of 1%. Products which contributed to sales growth for the first nine months of 1994 were Polaner and the introduction of the Sesame Street line of nutritional pasta for children.

The tables that follow present comparative net sales for the third quarter and first nine months of 1994 by geographic segment. The third quarter and first nine months results for the Canada and Latin America segment were adversely impacted by unfavorable foreign exchange rate fluctuations. Excluding the effects of the rate fluctuations, sales in Canada and Latin America would have increased 13% for the 1994 third quarter and would have increased 7% for the first nine months. Sales for the Europe and Africa segment were favorably impacted by foreign exchange in the third quarter and adversely impacted by foreign exchange for the first nine months of 1994. Excluding the effects of foreign exchange, sales in the Europe and Africa segment would have increased 9% for the third quarter and 7% for

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1994

the first nine months of 1994. The Asia and Australia segment was favorably impacted by foreign exchange rates in the third quarter and first nine months of 1994. Excluding the effects of foreign exchange, sales for the Asia and Australia segment would have increased 9% for the third quarter and 5% for the first nine months of 1994.

                                Three Months             %
($ in Thousands)             Ended September 30,        Inc
Net Sales                      1994         1993       (Decr)
- ----------------------      ----------    ----------    ----
U.S.                        $1,532,060    $1,525,290      -
Canada and Latin America       249,677       224,158     11%
Europe and Africa              329,910       289,531     14%
Asia and Australia             146,878       129,137     14%
                            ----------    ----------
Consolidated Net Sales      $2,258,525    $2,168,116      4%
                            ==========    ==========

                                Nine Months               %
($ in Thousands)              Ended September 30,        Inc
Net Sales                     1994          1993        (Decr)
- ----------------------      ----------    ----------     ----
U.S.                        $4,320,973    $4,243,421      2%
Canada and Latin America       701,059       669,492      5%
Europe and Africa              943,171       891,131      6%
Asia and Australia             415,220       384,503      8%
                            ----------    ----------
Consolidated Net Sales      $6,380,423    $6,188,547      3%
                            ==========    ==========

Cost of goods sold, as a percentage of net sales, decreased 0.4% from 1993 levels for the third quarter and 1.0% for the first nine months due primarily to lower royalty expenses, certain non-recurring product recall expenses incurred in 1993 and a more favorable product mix.

Selling, administrative and general expenses for the third quarter and first nine months of 1994 approximated 1993 levels as a percentage of net sales.

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1994


Research and development expenses increased $26 million for the third quarter or 17% over prior year levels to $179 million, and increased $67 million or 14% over prior year levels to $532 million for the first nine months of 1994. Included in research and development expenses were expenditures for Genetics Institute, Inc. of approximately $27 million for the third quarter and $81 million for the first nine months of 1994, net of collaborative revenues.

The results of operations for the first nine months of 1994 include, as previously announced in the second quarter, a $174 million charge to record the costs of implementing several restructuring programs primarily related to the U.S. pharmaceutical and consumer health care businesses, a gain of approximately $76 million from the sale of certain businesses and the Company's former headquarters building, and a reduction of certain tax accruals of approximately $64 million. Although the restructuring programs have been initiated, there have been minimal cash outlays under these programs to date. During the third quarter, employees that will be impacted by these restructurings were notified, some of the distribution center closures were completed and the registration process to transfer certain production amongst the Company's U.S. manufacturing facilities was initiated.

The restructuring charge, the gain on the asset sales and the tax adjustment, in the aggregate, had no effect on the Company's 1994 earnings per share.

Income Before Taxes - Segment Data
- ----------------------------------

                                 Three Months           %
($ in Thousands)             Ended September 30,       Inc
Income Before Taxes          1994          1993       (Decr)
- ----------------------    ----------    ----------     ----
Health Care Products        $548,162      $483,367     13%
Food Products                 44,388        48,616     (9%)
Corporate                    (18,960)        8,891      -
                            --------      --------
Consolidated Income
    Before Taxes            $573,590      $540,874      6%
                            ========      ========

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

             Three Months and Nine Months Ended September 30, 1994


                             Nine Months                %
($ in Thousands)          Ended September 30,          Inc
Income Before Taxes         1994         1993         (Decr)
- ----------------------    ----------    ----------     ----
Health Care Products      $1,318,528    $1,384,845     (5%)
Food Products                 95,080        97,334     (2%)
Corporate                     56,319          (689)     -
                           ----------    ----------
Consolidated Income
    Before Taxes          $1,469,927    $1,481,490     (1%)
                          ==========    ==========

                             Three Months               %
($ in Thousands)          Ended September 30,          Inc
Income Before Taxes         1994         1993         (Decr)
- ----------------------    ----------    ----------     ----
U.S.                      $  410,332    $  406,032      1%
Canada and Latin America      62,529        57,000     10%
Europe and Africa             74,002        57,398     29%
Asia and Australia            26,727        20,444     31%
                          ----------    ----------
Consolidated Income
    Before Taxes          $  573,590    $  540,874      6%
                          ==========    ==========

                                Nine Months             %
($ in Thousands)            Ended September 30,        Inc
Income Before Taxes          1994          1993       (Decr)
- ----------------------    ----------    ----------     ----
U.S.                      $  995,488    $1,066,215     (7%)
Canada and Latin America     188,885       161,714     17%
Europe and Africa            210,394       183,412     15%
Asia and Australia            75,160        70,149      7%
                          ----------    ----------
Consolidated Income
    Before Taxes          $1,469,927    $1,481,490     (1%)
                          ==========    ==========

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

             Three Months and Nine Months Ended September 30, 1994



Health Care Reform and Competition
- ----------------------------------

In September 1994, it was announced that the effort to pass a U.S. health care reform bill in 1994 had been discontinued. It is expected that the debate will continue when Congress reconvenes in 1995. While the Company cannot predict with certainty the nature of these potential reforms and the impact they might have on its domestic business, market competition has put pressures on pricing and operating results. These trends are expected to continue throughout the remainder of 1994 and beyond.

The Company is not dependent on any patent-protected product or line of products for a substantial portion of its revenues or profits. However, PREMARIN, the Company's conjugated estrogens product line, which has not had patent protection for many years, does contribute significantly to sales and more significantly to profits. For further discussion on PREMARIN see Item 1, COMPETITION of the Company's 1993 Annual Report on Form 10-K. In September 1994, a generic drug company announced that it filed an Abbreviated New Drug Application with the Federal Food and Drug Administration for a single strength conjugated estrogens tablet product. The Company has no further information upon which to base any predictions concerning this application at this time.

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1994

Liquidity, Financial Condition and Capital Resources
- ----------------------------------------------------

The Company continues to generate positive cash flow from operating activities. Cash and cash equivalents decreased $160 million in the first nine months of 1994 to $1.78 billion. Cash flow from operating activities of approximately $931 million, proceeds of approximately $177 million from sales of assets as well as available cash reserves were used principally for dividend payments of $674 million, common share repurchases of $313 million and capital expenditures of $317 million.

The Company repurchased 5,292,700 shares of common stock during the first nine months of 1994. On July 28, 1994, the Board of Directors authorized the repurchase of an additional 10 million shares of the Company's common stock, subject to price and market conditions. A program to repurchase 10 million shares originally announced on June 25, 1992 is nearing completion. The Company does not anticipate additional share repurchases at a rate comparable to the first nine months of 1994 in the near future given the debt that will be incurred in connection with the pending acquisition of American Cyanamid Company.

Capital expenditures included the expansion of the Company's
Wyeth-Ayerst R&D facilities in New Jersey, New York and
Pennsylvania, facilities expansion projects at Genetics Institute and continued strategic investments in manufacturing/distribution facilities worldwide.

The Company's pending acquisition of American Cyanamid Company and the related financing arrangements are discussed in the Notes to the Consolidated Condensed Financial Statements. Further information regarding the acquisition, the merger and the proposed financing is set forth in a filing with the Securities and Exchange Commission on Schedule 14D-1, as amended, which statement is incorporated in this Form 10-Q by reference.

On September 23, 1994, the Company and certain of its subsidiaries established a program providing for the private placement of short-term notes, whereby the Company and certain of its subsidiaries may issue up to $10 billion of unsecured commercial paper notes, with maturities of up to 270 days. The Company will unconditionally guarantee any notes issued by the

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1994


subsidiaries. The Company's new credit facility will support these commercial paper issuances. (See Notes to the Consolidated
Condensed Financial Statements.)

The Company has been notified that, in connection with the consummation of the acquisition and subsequent merger, its commercial paper and long-term debt has been downgraded by the following rating agencies as follows: (i) Standard & Poor's Ratings Group -- commercial paper: A-2, long-term debt: A-; and
(ii) Moody's Investors Service, Inc. -- commercial paper: P-1, long-term debt: A2. In addition, Duff & Phelps Credit Rating Co. has rated the Company's commercial paper: D-1 and its long-term debt: A.

Management is confident that the cash flows from the combined businesses will be adequate to repay both the principal and interest on the acquisition financing without requiring the disposition of any significant assets and, further, to allow the Company to continue to fund its operations, pay dividends and maintain its ongoing programs of capital expenditures, without restricting its ability to make further acquisitions as may be appropriate.

                       Part II - Other Information
                      ----------------------------



Item 1.   Legal Proceedings
          -----------------

          As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and on the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, the Company has been involved in the brand name prescription drug antitrust litigation which has been consolidated for pretrial purposes in the U.S. District Court for the Northern District of Illinois, Brand Name Prescription Drug Antitrust
                    --------------------------------------
          Litigation (MDL 997) (the "Multidistrict Litigation"),
          ----------
          and state court actions with similar allegations have been brought in California. All of these actions seek treble damages in unspecified amounts, injunctive and other relief. Recently, the California state court actions have been consolidated in the Superior Court in San Francisco. Judicial Council Coordination
                          -----------------------------
          Proceedings I, II and III (Nos. 2969, 2971, 2972).  On
          -------------------------
          September 15, 1994, RxUSA, Inc., a mail order pharmacy that had been affiliated with Rite Aid Corporation, commenced an action in U.S. District Court (M.D.Pa.) asserting claims and seeking relief substantially similar to the claims asserted and relief sought by Rite Aid in the Multidistrict Litigation, and also claiming that it was forced out of business. This action has been transferred for coordination with the Multidistrict Litigation. In addition, the Company has received notice of 15 additional lawsuits filed on October 17, 1994 on behalf of a total of 1,346 individual pharmacies. It is anticipated that all the actions will be transferred to and coordinated with the Multidistrict Litigation. These actions have claims and seek relief that are substantially similar to the claims brought and relief sought by other individual pharmacies which are currently coordinated in the Multidistrict Litigation, although certain of the new actions also allege that the defendants' patents covering brand name prescription drugs give the defendants power to enter into exclusionary arrangements with certain managed care customers in order to insulate the defendants from competition. The cases with this new claim also seek an order compelling defendants to license patents at reasonable royalty rates. These cases have been filed in U.S. District Courts in the following jurisdictions:
- -17-

          Illinois (N.D.); Florida (M.D.), Kansas; Tennessee (M.D.); Georgia (S.D.); Ohio (N.D.); South Carolina; Texas (S.D.); Idaho; North Carolina (E.D.); Louisiana (E.D.); Kentucky (E.D.); and Pennsylvania (M.D.). On May 2, 1994, a purported class action with similar allegations under Alabama law was brought in Alabama state court by plaintiffs purporting to represent a class of all drug stores and pharmacies (excluding "chain" drug stores and pharmacies)in Alabama that have purchased in the past 10 years any prescription drugs sold by any of the defendants. Durrett, et al. v.
                                          ------------------
          American Home Products Corporation, et al. (Class
          ------------------------------------------
          Action, No. CV-94-029, Cir. Ct. Greene County). The defendants in all of the above actions include other pharmaceutical manufacturers, wholesalers and a pharmacy benefit management company. Furthermore, on July 14, 1994, a purported class action with similar allegations under state antitrust, unfair competition and unitary pricing laws was instituted in Wisconsin state court on behalf of retail pharmacists. K-S
                                                       ---
          Pharmacies, Inc., et al. v. Abbott Laboratories, et al.
          ------------------------------------------------------
          (Civ. No. 94 CV 2384, Cir. Ct. Dane County). The defendants in the K-S Pharmacies action include other
                            --------------
          pharmaceutical manufacturers and wholesalers. The Alabama and Wisconsin actions seek treble damages in unspecified amounts, injunctive and other relief.

          There are approximately 1,645 cases pending,
          predominantly in the United Kingdom, involving allegations of dependence on the tranquilizer ATIVAN. Most of these cases are pending in England, where they have been consolidated for discovery purposes as A. B.
                                                           -----
          and Others v. John Wyeth & Brother in the High Court of
          ----------------------------------
          Justice, Queen's Bench Division, under the direction of Mr. Justice Ian Kennedy. Substantially all of the cases in the United Kingdom have been supported by governmental legal aid funding. The Legal Aid Board in England, where more than 1,100 cases are pending, has determined to discontinue funding of these cases. If this decision is not appealed or is upheld on appeal, these cases will be dismissed and the other legally-aided cases in Scotland and Northern Ireland (approximately 340 cases) may be discontinued as well.

          A class of women who are seeking damages for injuries allegedly suffered as a result of the removal of NORPLANT, the Company's implantable contraceptive product, was certified on June 20, 1994 in Doe v.
                                                     ------
          Wyeth-Ayerst Laboratories, a class action instituted in
          -------------------------
          the Circuit Court of Illinois for Cook County and removed on September 1, 1994 to the United States

- -18-

          District Court for the Northern District of Illinois. The Company is seeking reconsideration of the certification order on the grounds that the individualized issues raised by claims arising out of NORPLANT insertions preclude class treatment. Twenty-nine other purported class actions seeking damages for various injuries allegedly associated with the insertion, use or removal of NORPLANT have been filed in state and federal courts, although no other classes have been certified to date. The Company also is the sole or principal defendant in approximately 40 other individual lawsuits seeking damages for injuries allegedly caused by NORPLANT. Three of the class action plaintiffs have petitioned the federal Judicial Panel on Multidistrict Litigation to transfer all pending federal cases to a single district court for purposes of coordinating discovery. In re Norplant
                                               --------------
          Contraceptive Products Liability Litigation, MDL-1038
          -----------------------------------------------------
          (J.P.M.L.).

          As described in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994, the Company commenced an action against American Cyanamid Company ("ACC") and certain members of its Board of Directors in connection with the tender offer commenced by the Company. Pursuant to the terms of the Merger Agreement among the Company, one of its subsidiaries and ACC, on August 17, 1994, the Company filed a notice of dismissal of the litigation without prejudice to all claims against ACC and without costs to any party. Further information concerning this litigation and subsequent dismissal is set forth in the Company's Statement on Schedule 14D-1, as amended, relating to the tender offer, which Statement is incorporated in this Form 10-Q by reference.

          The Company has been involved in various antitrust suits and government investigations relating to its marketing and sale of infant formula. The antitrust lawsuits, which were commenced in various federal and state courts, allege in general that the Company conspired with one or more of its competitors to fix prices of infant formula products. The Company has settled most of the cases as well as a Federal Trade Commission proceeding. Each of these settlements was entered into by the Company in order to avoid the burden and expense of protracted litigation and did not involve any admission of wrongdoing by the Company.

- -19-

          The terms of the settlements, individually and in the aggregate, have not and will not have a material adverse effect on the Company's operations, liquidity or capital resources. For further information concerning the infant formula legal matters, see the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

          Other significant legal proceedings are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1993 and in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31 1994 and June 30, 1994.

          In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation and other matters described above will not have a material adverse effect on the Company's financial position or results of operations.


Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------

          a)   Exhibits
               --------

               Exhibit No.          Description
               -----------          -----------

               (2.1) The Company's Statement on Schedule 14D-1 relating to the Company's tender offer for all issued and outstanding shares of American Cyanamid Company, filed on August 10, 1994 (the "Schedule 14D-1"), and all exhibits and amendments thereto are hereby incorporated herein by reference.

               (2.2) Agreement and Plan of Merger, dated August 17, 1994, among the Company, a wholly owned subsidiary of the Company and American Cyanamid Company (the "Merger Agreement"), filed as Exhibit 11(c)(1) in Amendment No.3 to the
                         Schedule 14D-1 is hereby incorporated
                         herein by reference.

               (2.3)     Clarifying Amendment, dated as of
                         September 22, 1994, among the Company, a wholly owned subsidiary of the Company and American Cyanamid to the Merger Agreement filed as Exhibit 11(c)(2) in

                         Amendment No. 7 to the Schedule 14D-1 is hereby incorporated herein by reference.

               (10.1) Credit Agreement, dated as of September 9, 1994, among American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company,
                         Incorporated, the several banks and
                         other financial institutions from time
                         to time parties thereto and Chemical
                         Bank, as agent for the lenders
                         thereunder, filed as Exhibit 11(b)(2) in Amendment No. 7 to the Schedule 14D-1 is hereby incorporated herein by reference.

               (10.2) Credit Agreement, dated as of September 9, 1994, among American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company,
                         Incorporated, the several banks and
                         other financial institutions from time
                         to time parties thereto and Chemical
                         Bank, as agent for the lenders
                         thereunder, filed as Exhibit 11(b)(3) in Amendment No. 7 to the Schedule 14D-1 is hereby incorporated herein by reference.

               (27)      Financial Data Schedule

          b)   Reports on Form 8-K

               During the three months ending September 30, 1994, the following report was filed on Form 8-K under
               Item 5, Other Events:

               The Report on Form 8-K, filed on August 4, 1994 reporting the delivery on August 2, 1994 of the Company's letter to American Cyanamid Company ("ACC") offering to acquire ACC for $95 per share in cash (the "Offer"). Additionally, the Report on Form 8-K included two related press releases as exhibits under item 7.

                                Signature
                                ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   AMERICAN HOME PRODUCTS CORPORATION
                   ----------------------------------
                                Registrant


                    By:  /S/ John R. Considine
                         ---------------------
                         John R. Considine
                          Vice President - Finance
                         (Duly Authorized Signatory
                        and Chief Accounting Officer)


Date: November 14, 1994

                              Exhibit Index
                              -------------


  Exhibit No.              Description
  -----------              -----------


     (2.1) The Company's Statement on Schedule 14D-1 relating to the Company's tender offer for all issued and outstanding shares of American Cyanamid Company, filed on August 10, 1994 (the "Schedule 14D-1"), and all exhibits and amendments thereto are hereby incorporated herein by reference.


     (2.2) Agreement and Plan of Merger, dated August 17, 1994, among the Company, a wholly owned subsidiary of the Company and American Cyanamid Company (the "Merger Agreement"), filed as Exhibit 11(c)(1) in Amendment No.3 to the Schedule 14D-1 is hereby incorporated herein by reference.

     (2.3) Clarifying Amendment, dated as of September 22, 1994, among the Company, a wholly owned subsidiary of the Company and American Cyanamid to the Merger Agreement filed as Exhibit 11(c)(2) in Amendment No. 7 to the Schedule 14D-1 is hereby incorporated herein by reference.

     (10.1) Credit Agreement, dated as of September 9, 1994, among American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, as agent for the lenders thereunder, filed as Exhibit 11(b)(2) in Amendment No. 7 to the Schedule 14D-1 is hereby incorporated herein by reference.

     (10.2) Credit Agreement, dated as of September 9, 1994, among American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, as agent for the lenders thereunder, filed as Exhibit 11(b)(3) in Amendment No. 7 to the Schedule 14D-1 is hereby incorporated herein by reference.

     (27)      Financial Data Schedule

                                   Ex-1