Form 10-K
period 1994-12-31
AMERICAN HOME PRODUCTS CORP
filed 1995-03-28
CIK 5187

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                       Commission file number
  December 31, 1994                                     1-1225
  -----------------                             ----------------------


                 AMERICAN HOME PRODUCTS CORPORATION
                 ----------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                   13-2526821
          --------                                   ----------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                 Identification Number)

Five Giralda Farms, Madison, NJ                            07940-0874
- -------------------------------                            ----------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code      (201) 660-5000
                                                        --------------
Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange On
     Title of Each Class                         Which Registered
     -------------------                     -------------------------
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
                                           Yes    X     No
                                           ----------   ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                      X
                                                  -----------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing).

Aggregate market value at March 1, 1995      -       $21,989,327,384

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

                                                Outstanding at
                                                 March 1, 1995

Common Stock, $.33 - 1/3 par value                306,679,958

Documents incorporated by reference: list hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statements; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 (the listed documents should be clearly described for identification purposes).
(1) 1994 Annual Report to Shareholders - In Parts I, II and IV
(2) Proxy Statement filed March 21, 1995 - In Parts III and IV

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

         General
         -------

         American Home Products Corporation (the "Company"), a Delaware corporation organized in 1926, is engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in three business segments: health care products, agricultural products and food products. Health care products include branded and generic ethical pharmaceuticals, biologicals, nutritionals, consumer health care products, medical supplies and diagnostic products, animal biologicals and pharmaceuticals and feed additives. The Company holds majority interests in Genetics Institute, Inc. and Immunex Corporation, each a significant biopharmaceutical company whose stock is publicly traded. Agricultural products include crop protection and pest control products such as herbicides, fungicides, insecticides and plant growth regulators. Food products include entrees, side dishes, spreadable fruit products, snacks and other food products.

         In late 1994, the Company acquired all of the outstanding common stock of American Cyanamid Company ("Cyanamid"). The aggregate purchase price to acquire all of Cyanamid including related fees and expenses was approximately $9.6 billion.
         The acquisition was financed through the sale by the Company and certain of its subsidiaries of privately placed short-term notes and with the Company's general corporate funds.

         Additional information relating to the Cyanamid acquisition and certain other acquisitions and divestitures is set forth in Notes 1 and 2 of the Notes to Consolidated Financial Statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1994 Annual Report to Shareholders, and is incorporated herein by reference.

         Unless stated to the contrary, or unless the context otherwise requires, references to the Company in this report include American Home Products Corporation, its divisions and subsidiaries.

         Industry Segments
         -----------------

         Financial information, by geographic location and by the industry segments of the Company, for the three years ended December 31, 1994 is set forth on page 56 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.

         The Company is not dependent on any single or major group of customers for its sales. The Company currently manufactures, distributes and sells a diversified line of products in three business segments. The product designations appearing in differentiated type herein are trademarks.

    1.   HEALTH CARE PRODUCTS -

         Pharmaceuticals - This sector includes a wide variety of ethical pharmaceuticals and biological products for human and veterinary use which are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals and doctors. Some of these sales are made through large buying groups representing certain of these customers. Principal product categories for human use include female health care, infant nutritional, cardiovascular, mental health, anti-inflammatory, anti-infective, anti-cancer, analgesic and vaccine products, as well as generics. Principal veterinary product categories include vaccine products, antibiotics, analgesics and feed additives. The Company manufactures these products in the United States and Puerto Rico, and in 21 foreign countries.

         Except for the female health care category, no single category of products accounted for more than 10% of Health Care Products segment sales in 1994. Within the female health care category, sales of PREMARIN exceeded 10% of Health Care Products segment sales in 1994. The operating income from the female health care category in the aggregate, and PREMARIN individually, did not exceed 10% of total sales but did account for more than 10% of the Company's consolidated operating income before and after taxes.

         Consumer health care - The Company's over-the-counter health care products include analgesics, cough/cold/allergy remedies, hemorrhoidal and asthma relief items, vitamins and in-home diagnostic test products. These products are generally sold to wholesalers and retailers, and are primarily promoted to consumers through advertising. These products are manufactured in the United States and Puerto Rico and in 17 foreign countries.

         No single consumer health care product or line of products accounted for more than 10% of Health Care Products segment sales in 1994.

         Medical supplies and diagnostic products - Principal products in this segment include needles and syringes, catheters, tympanic thermometers, wound closure products, ophthalmic products, exercise equipment, arthroscopic instruments, diagnostic instrumentation, disposable laparoscopic and endoscopic surgical instruments and other hospital products which are promoted and sold principally to doctors, hospitals, other health care institutions and wholesalers. Buying groups also represent certain of these customers. In addition to the United States and Puerto Rico, these products are manufactured in 11 foreign countries.

         No single product or line of products in this sector accounted for more than 10% of Health Care Products segment sales in 1994.

         Further information regarding the principal products in the Health Care Products segment and the principal markets served therein is included in the text on pages 10 through 33 and pages 39 and 40 of the Company's 1994 Annual Report to
         Shareholders, which pages are incorporated herein by reference.

    2.   AGRICULTURAL PRODUCTS -

         This segment is new in 1994 and results from the Cyanamid acquisition. Agricultural products include herbicides, insecticides and fungicides which are promoted to consumers through advertising and generally sold directly to wholesalers and retailers. In addition to the United States, these products are manufactured in nine foreign countries.

         Further information regarding the principal products in the Agricultural Products segment and the principal markets served therein is included on pages 12, 13, 37 and 38 of the Company's 1994 Annual Report to Shareholders, which pages are incorporated herein by reference.

    3.   FOOD PRODUCTS -

         Products in this segment include prepared pastas and specialty food, condiments, snack products and jams, which are promoted to consumers through advertising and generally sold directly to wholesalers and retailers.

         Product line sales in 1994 under the CHEF BOYARDEE trademark exceeded 10% of Food Products segment sales but did not exceed 10% of total consolidated sales.

         Further information regarding the principal products in the Food Products segment and the principal markets served therein is included on pages 12, 13 and 35 of the Company's 1994 Annual Report to Shareholders, which pages are incorporated herein by reference.

         Sources and Availability of Raw Materials
         -----------------------------------------

         Generally, raw materials and packaging supplies are purchased in the open market from various outside vendors. The loss of any one source of supply would not have a material adverse effect on the Company's financial position or results of operations.

         Patents and Trademarks
         ----------------------

         The Company owns, has applications pending for, and is licensed under many patents relating to a wide variety of products. The Company believes that its patents and licenses are important to its business, but no one patent or license (or group of related patents or licenses) currently is of material importance in relation to its business as a whole.

         In the pharmaceuticals area, substantially all of the Company's major products are no longer patent protected. The oral contraceptive brand TRIPHASIL lost its patent protection in the United States in May 1993. SECTRAL and CORDARONE also lost patent protection in the United States in May 1993. The non-steroidal anti-inflammatory ("NSAID") LODINE remains under patent protection in the United States until early 1997. Other prescription products, such as the cardiovasculars INDERAL LA and INDERIDE LA remain patent protected until early 1996. EFFEXOR, a recently approved antidepressant, will have patent protection into 2007. PIPRACIL, a broad spectrum, semi-synthetic penicillin, remains protected by a patent for the product until 1995. TETRAMUNE, a combination vaccine, will have patent protection until 2007. SUPRAX, a third-generation cephalosporin antibiotic, remains under patent protection until 2002. VERELAN, a calcium channel blocker, will have patent protection until 2006.

         Sales in the consumer health care and medical supplies and diagnostic products businesses are largely supported by the Company's trademarks and brand names, as are food product sales. These trademarks and brand names are a significant part of the Company's business and have a perpetual life as long as they remain in use. For a discussion of generic and store brands competition in the consumer health care business, see "Competition," below.

         In the Agricultural Products segment, the imidazolinone herbicide products, SCEPTER and PURSUIT, will have patent protection until at least 2006.

         Seasonality
         -----------

         Sales in the Agricultural Products segment are seasonal and tend to be heavily concentrated in the first six months of each year. Sales of consumer health care products are affected by seasonal demand for cold/flu products and, as a result, second quarter results for consumer health care products tend to be lower than results in other quarters.

         Competition
         -----------

         HEALTH CARE PRODUCTS-

         Each of the industry segments in which the Company is engaged is highly competitive. Within the ethical pharmaceutical business, the Company has at least 30 major multi-national competitors and numerous other smaller domestic and foreign competitors. Based on net sales, the Company believes it ranks within the top 10% of major competitors within this category. The consumer health care business also has numerous competitors, of which approximately 20 represent major competitors. Within this business, the Company believes it ranks within the top 10%, based on net sales.

         The Company's competitive position is affected by several factors including resources available to develop, enhance and promote products, customer acceptance, product quality, patent protection, development of alternative therapies by competitors, governmental reforms on pricing and generic substitutes. For prescription products, the growth of generic substitutes is further promoted by legislation, regulation and various incentives enacted and promulgated in both the public and private sectors. The growth of managed care organizations, such as health maintenance organizations ("HMOs") and pharmaceutical benefit management companies, has resulted in further competitive pressures on health care products. Other significant competitive factors in the Health Care Products segment are scientific and technological advances, product quality, price and effective communication of product information to physicians, pharmacists, hospitals and trade customers.

         While naturally-sourced PREMARIN no longer has patent protection, it is not presently subject to generic competition in the United States. In 1994, a generic drug company announced it had filed an Abbreviated New Drug Application with the U.S. Food and Drug Administration ("FDA") for one strength of conjugated estrogens tablet. The Company cannot predict the timing of FDA action on this application. While the introduction of generic competition ordinarily is expected to significantly impact the market for a brand name product, the extent of such impact on PREMARIN and related products cannot be predicted with certainty due to a number of factors, including the nature of the product and the introduction of new combination estrogen and progestin products in the PREMARIN family.

         U.S. health care costs will continue to be a subject of debate in 1995. Similarly, in international markets, health care spending is subject to increasing governmental scrutiny, much of which is focused on pharmaceutical prices. While the Company cannot predict the impact proposed health care legislation will have on the Company's worldwide results of operations, the Company believes that the pharmaceutical industry will continue to play a very positive role in helping to contain global health care costs through the development of innovative products. However, it is expected that global market forces will continue to constrain price growth throughout 1995 and beyond.

         The growth of consumer health care generic and store brands continued to impact some of the Company's branded product line categories in 1994. Competition is also severe for the medical supplies and diagnostics business, particularly in the needle and syringe product line.

         AGRICULTURAL PRODUCTS -

         The Agricultural Products business has over 40 domestic and foreign competitors of which the Company's Agricultual Products segment ranks in the top 30%, based on net sales. Among these companies, the top ten competitors are multi-national, representing over 75% of the sales in the agrochemical market. Competitive factors include product efficacy, distribution channels and resource availability for development of new products and improvement of existing ones. There can also be generic pressure when products are no longer patent protected, although it is estimated that approximately 35% of products in the market are generic.

         FOOD PRODUCTS-

         In the Food Products segment, product quality, price and relevance to contemporary family needs are important competitive factors.

         In all business segments, advertising and promotional expenditures are significant costs to the Company and are necessary to effectively communicate information concerning the Company's products to health professionals, to the trade and to consumers.

         Research and Development
         ------------------------

         Worldwide research and development activities are focused on developing and bringing to market new drugs to treat and/or prevent some of the most serious health care problems. Research and development expenditures totaled $817,090,000 in 1994, $662,689,000 in 1993 and $552,450,000 in 1992, with approximately 85% of these expenditures in the ethical pharmaceutical area. The Company received FDA approval in 1994 for PREMPRO and PREMPHASE.

         The Company currently has four New Drug Applications and three Supplemental Drug Applications filed with the FDA for review and 48 active Investigational New Drug Applications pending, of which 21 pertain to Cyanamid. During 1994, several major collaborative research and development arrangements continued with other pharmaceutical and biotechnology companies. Research and development projects continued at Genetics Institute, Inc., Immunex Corporation and at the Company's other health care operations. It is not anticipated, however, that the products developed as a result of these activities will contribute significantly to revenues or operating profits in the near future. The extent, if any, of subsequent contributions cannot presently be predicted. Additionally, the agricultural products business has three products awaiting approval by the United States Environmental Protection Agency ("EPA").

         Regulation
         ----------

         The Company's various health care, food and agricultural products are subject to regulation by government agencies throughout the world. The primary emphasis of these requirements is to assure the safety and effectiveness of the Company's products. In the United States, the FDA, under the Federal Food, Drug and Cosmetic Act (the "Act"), including several recent amendments to the Act, regulates many of the Company's health care and food products, including human and animal pharmaceuticals, vaccines, consumer health care products, medical supplies and diagnostic products and food products. FDA's powers include the imposition of criminal and civil sanctions against companies, including seizures of regulated products and criminal sanctions against individuals. To facilitate compliance, the Company from time to time may institute voluntary compliance actions such as product recalls when it believes it is appropriate to do so. In addition, many states have similar regulatory requirements. Most of the Company's pharmaceutical products, and an increasing number of its consumer health care products, are regulated under the FDA's new drug approval processes, which mandate pre-market approval of all new drugs. Such processes require extensive time, testing and documentation for approval, resulting in significant costs of new product introductions. The FDA has exercised its enforcement powers more aggressively in recent years, increasing both the number and intensity of its factory inspections. The Company's pharmaceutical business is also affected by the Controlled Substances Act, administered by the Drug Enforcement Administration, which regulates strictly all narcotic and habit-forming drug substances. The Company devotes significant resources to dealing with the extensive federal and state regulatory requirements applicable to its products.

         Federal law also requires drug manufacturers to pay rebates to state Medicaid programs in order for their products to be eligible for federal matching funds under the Social Security Act. Additionally, a number of states are, or may be, pursuing similar initiatives for rebates to Pharmaceutical Assistance to the Elderly programs and other strategies, to contain the cost of pharmaceutical products. The federal Vaccine for Children Entitlement program enables states to purchase vaccines at federal vaccine prices and limits federal vaccine price increases to the increase in the consumer price index. Federal and state rebate programs as well as infant nutritional products rebates under the federally sponsored Women, Infants and Children program are expected to continue.

         As a result of governmental investigations relating to CYGRO coccidiostat combinations, FDA review of Cyanamid's animal health products has been subject to the FDA's Application Integrity Policy and, as a result, the FDA has generally refused to review any of Cyanamid's new animal drug applications. Cyanamid has implemented procedures designed to remove itself from the Application Integrity Policy, and the FDA is presently evaluating these procedures. Cyanamid's human pharmaceutical and vaccine businesses have not been affected by this matter. The FDA is continuing to consider possible restriction on the use of sulfamethazine additives (which are sold by Cyanamid in combination with penicillin and tetracycline additives) in animal feed.

         The manufacture and sale of pesticides are regulated by the EPA. No new pesticide, and no existing pesticide for a new use, may be manufactured, processed or used without prior notice to the EPA. Outside the United States, agricultural chemicals are regulated by various agencies, often by standards which differ from those in the United States.

         Environmental
         -------------

         Certain of the Company's operations are affected by a variety of federal, state and local environmental protection laws and regulations and the Company has, in a number of instances, been notified of its potential responsibility relating to the generation, storage, treatment and disposal of hazardous waste. In addition, the Company has been advised that it may be a responsible party in several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"). (See
         Item 3. Legal Proceedings.) In connection with the spin-off in 1993 by Cyanamid of Cytec Industries Inc. ("Cytec"), Cyanamid's former chemicals business, Cytec assumed the environmental liabilities relating to the chemicals businesses, except for the former chemical business site at Bound Brook, New Jersey. This assumption is not binding on third parties, and if Cytec were unable to satisfy these liabilities, they would, in the absence of other circumstances, be enforceable against Cyanamid.

         It is the Company's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimated. For further information on environmental matters, see Note 6 of the Notes to Consolidated Financial Statements which is incorporated herein by reference.

         Employees
         ---------

         At the end of 1994, the Company had 74,009 employees world-wide, with 39,177 employed in the United States including Puerto Rico. Approximately 33% of worldwide employees are represented by various collective bargaining groups.
         Relations with organized labor remain harmonious and responsible.

         Financial Information about the Company's Foreign and
         -----------------------------------------------------
         Domestic Operations
         -------------------

         Financial information about foreign and domestic operations for the three years ended December 31, 1994, as set forth on page 56 of the Company's 1994 Annual Report to Shareholders, is incorporated herein by reference.

 ITEM 2. PROPERTIES
         ----------

         The Company's executive offices and the headquarters for its domestic consumer health care and food products businesses are located in Madison, New Jersey. The Company's domestic and international pharmaceutical operations and its international consumer health care business are headquartered in three executive/administrative buildings in Radnor and St. Davids, Pennsylvania. Sherwood, one of the Company's principal medical supplies and diagnostic operations, maintains its headquarters in St. Louis, Missouri. The agricultural products business maintains its headquarters in Wayne, New Jersey. The Company's foreign subsidiaries and affiliates, which generally own their properties, have manufacturing facilities in 21 countries outside the United States. The following are the principal manufacturing plants
         (M) and research laboratories (R) of the Company's operating units:


         INDUSTRY SEGMENT

         Health Care Products:
            Andover, Massachusetts (M,R)
            Askeaton, Ireland (M)
            Baie d'Urfe, Canada (M)
            Canlubang, Philippines (M)
            Catania, Italy (M,R)
            Deland, Florida (M)
            Fort Dodge, Iowa (M,R)
            Georgia, Vermont (M)
            Gosport, United Kingdom (M,R)
            Guayama, Puerto Rico (M)
            Havant, United Kingdom (M)
            Malvern, Pennsylvania (M)
            Marietta, Pennsylvania (M,R)
            Mason, Michigan (M)
            Monmouth Junction, New Jersey (R)
            Montreal, Canada (M,R) - 2 sites
            Newbridge, Ireland (M)
            Pearl River, New York (M,R)
            Radnor, Pennsylvania (R)
            Richmond, Virginia (M)
            Rouses Point, New York (M,R)
            Sanford, North Carolina (M,R)
            West Chester, Pennsylvania (M)

         Food Products:
            Milton, Pennsylvania (M,R)
            Vacaville, California (M,R)

         Agricultural Products:
            Catania, Italy (M,R)
            Genay, France (M)
            Gravelines, France (M)
            Hannibal, Missouri (M)
            Pearl River, New York (M,R)
            Princeton, New Jersey (R)
            Resende, Brazil (M,R)

         All of the above properties are owned except the land and a 757,000 sq. ft. facility in Guayama, Puerto Rico, which are under a lease expiring in 2007 with options for renewal and purchase. The Company also owns or leases a number of other smaller properties in the United States which are used for manufacturing, warehousing and office space.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

         The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims. Included among these cases are lawsuits arising out of the use of the Company's DTP and polio vaccines and its agricultural products.

         There are approximately 532 cases pending, predominantly in the United Kingdom, based primarily on alleged dependence on the tranquilizer ATIVAN. Substantially all of the cases in the United Kingdom have been supported by governmental legal aid funding. During 1994, the Legal Aid Board in England, where more than 1,100 cases had been pending, discontinued funding for the litigation and, as a result, only 39 cases remain pending in that jurisdiction. The Northern Ireland Legal Aid Board has also discontinued the funding of the litigation in that jurisdiction. In Scotland, where 287 cases remain, the issue of continued funding is also being considered by the Scottish Legal Aid Board.

         The Company had been served with more than 160 lawsuits in federal and state courts in 32 states and the District of Columbia alleging injuries as a result of use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel. Forty-five of the cases have been filed as class actions and the remainder are proceeding as individual suits. In June 1994, a class of women who have had removal difficulties, scarring and related injuries allegedly as a result of the NORPLANT SYSTEM was certified. Doe v. Wyeth-
                                                       ------------
         Ayerst Laboratories (Cir. Ct. Ill., Cook Cty. 1993).
         -------------------
         Plaintiffs later amended the suit to allege a variety of other injuries and increase the amount of damages demanded. The Company is contesting the certification of the class. On December 6, 1994, the Judicial Panel on Multi-District

         Litigation ordered that all NORPLANT SYSTEM lawsuits filed in federal court be consolidated in the United States District Court for the Eastern District of Texas in Beaumont.

         In 1986, due to the lack of availability of traditional insurance coverage, the Company began to completely self-insure against product liability risk. In 1988, the Company obtained liability coverage in excess of certain self-insurance limits from various carriers; however, coverage remains substantially below pre-1986 levels.

         On March 7, 1994, an action was brought against the Company by Johnson & Johnson ("J&J") and Ortho Pharmaceutical
            --------------------------------------------------
         Corporation ("Ortho") seeking at least $160 million in
         --------------------
         damages alleged to have arisen from a purportedly improper preliminary injunction. The preliminary injunction, which was granted in a patent infringement lawsuit brought by the Company, had prevented J&J and Ortho from marketing an oral contraceptive containing norgestimate for approximately 10 months until it was overturned by the Court of Appeals for the Federal Circuit in a two-to-one decision. In the district court in the underlying action, the jury found against the Company on its claim of infringement and the Company has appealed the jury verdict. The jury also rejected J&J's unfair competition claim for damages relating to the purportedly improper preliminary injunction. J&J has not appealed the denial of its unfair competition claim.

         On October 14, 1993, Rite Aid Corporation, Revco D.S. Inc. and other retail drug chains and retail pharmacies filed an action in U.S. District Court (M.D. Pa.) against the Company, other pharmaceutical manufacturers and a pharmacy benefit management company alleging that the Company and other defendants provided discriminatory price and promotional allowances to managed care organizations and others in violation of the Robinson-Patman Act. The complaint further alleges collusive conduct among the defendants related to the alleged discriminatory pricing in violation of the Sherman Antitrust Act as well as certain other violations of common law principles of unfair competition. Subsequently, numerous other cases, many of which are purported class actions brought on behalf of retail pharmacies and retail drug and grocery chains were filed in various federal courts against the Company as well as other pharmaceutical manufacturers and wholesalers. These cases make one or more similar allegations of violations of federal or state antitrust or unfair competition laws. In addition, a mail order pharmacy plaintiff alleges that it was forced out of business and certain plaintiffs also allege that the defendants' patents covering brand name prescription drugs give the defendants power to enter into exclusionary arrangements with certain managed care customers and seek compulsory patent licenses. All of the federal actions have been or are expected to be consolidated for pretrial purposes. Brand Name Prescription
         Drug Antitrust Litigation            -----------------------
         -------------------------
         (MDL 997 M.D. Pa.). The above actions, which currently involve more than 3,000 individual pharmacy plaintiffs, seek treble damages in unspecified amounts and injunctive and other relief. In addition, similar litigation has been brought in various state courts, including purported class actions in Alabama, Wisconsin, Washington, Minnesota and California where six such actions have been consolidated.

         The Company has been involved in various antitrust suits and government investigations relating to its marketing and sale of infant formula. The antitrust lawsuits, which were commenced in various federal and state courts, allege in general that the Company conspired with one or more of its competitors to fix prices of infant formula and to monopolize the market for infant formula products. As previously disclosed, the Company has settled most of the cases as well as a Federal Trade Commission proceeding. The Company is currently a defendant in litigation brought in federal court by the State of Louisiana and in purported class actions in Alabama and Texas (under the Texas Deceptive Trade Practices
         Act) state courts on behalf of indirect purchasers of infant formula in those states. The Company is also a defendant in a purported class action brought under Massachusetts state law on behalf of indirect purchasers of infant formula in Massachusetts. The government agencies that have been conducting investigations of pricing and marketing practices in the infant formula industry include three state attorneys general. The Company has been advised that two other state attorneys general have terminated their investigations of the Company without any action. In addition, the Canadian Bureau of Competition Policy is conducting civil and criminal inquiries into infant formula pricing and marketing practices in Canada.

         The Federal Trade Commission ("FTC") and the state of Florida have subpoenaed information concerning a marketing program for certain crop protection products. The FTC has also subpoenaed information concerning Cyanamid's opposition to a petition by another company to the FDA to reclassify sutures and a patent infringement lawsuit against that company.

         An FTC consent order entered into by the Company in connection with the acquisition of Cyanamid requires the Company to divest the Wyeth-Ayerst tetanus and diphtheria vaccines businesses and Lederle's rotavirus research program. The order also requires prior FTC approval of certain acquisitions involving tetanus, diphtheria and rotavirus vaccines and imposes certain reporting obligations.

         As discussed in Item I, the Company is a party to, or otherwise involved in, legal proceedings under CERCLA and similar state laws, directed at the cleanup of 63 Superfund sites, including the Cyanamid-owned Bound Brook site. The Company's potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and, for others, the final costs of cleanup have not yet been determined. As assessments and cleanups proceed, these liabilities are reviewed periodically and adjusted as additional information becomes available. Environmental liabilities are inherently unpredictable. The liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. The 63 Superfund sites exclude sites for which Cytec assumed full liability and agreed to indemnify Cyanamid but include certain sites for which there is shared responsibility between Cyanamid and Cytec. The Company has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

         During 1992, the EPA filed an action against Ekco Housewares ("EKCO"), a former subsidiary of the Company, in the U.S. District Court for the Northern District of Ohio alleging violation of federal and state financial assurance regulations in connection with the required closure of a lagoon at Ekco's Massillon, Ohio facility. The Company assumed the defense of the action pursuant to an indemnification agreement. In January 1994, the court entered judgment against EKCO in the amount of $4,606,000, concluding that Ekco had violated regulations governing the posting of financial assurance for closure, post-closure and liability coverage. An appeal has been filed, with judgment stayed during the pendency of the appeal.

         For information concerning certain litigation involving Genetics Institute, Inc., see Part I, Item 3 of Genetics Institute, Inc., Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which Item is incorporated herein by reference.

         For information concerning certain litigation involving
         Immunex Corporation, see Part I, Item 3 of Immunex
         Corporation, Annual Report on Form 10-K for the fiscal year ended December 31, 1994, which Item is incorporated herein by reference.

         In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation and other matters described above will not have a material adverse effect on the Company's consolidated financial position but could be material to the results of operation in any one accounting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF March 27, 1995
- ---------------------------------------------------------

Each officer is elected to hold office until his successor is chosen or until his earlier removal or resignation. None of the executive officers is related to another:

                                                           Elected to
     Name           Age  Offices and Positions               Office
     ----           ---  ---------------------               ------

John R. Stafford     57  Chairman of the Board,          December 1986
                           President and Chief Executive
                           Officer, Chairman of Executive,
                           Nominating, Finance and
                           Operations Committees

  Business Experience:   1990 to date, Chairman
                           of the Board, President
                           and Chief Executive
                           Officer (President to May
                           1990 and from February 1994)


Robert G. Blount     56  Executive Vice President,        August 1987
                           Director, Member of Executive,
                           Finance and Operations
                           Committees

  Business Experience:   1990 to date, Executive Vice
                           President


Stanley F. Barshay   55  Senior Vice President            August 1987
                           Member of Finance and Oper-
                           ations Committees

  Business Experience:   1990 to date, Senior
                           Vice President


Joseph J. Carr       52  Senior Vice President              May 1993
                           Member of Finance and Oper-
                           ations Committees

  Business Experience:   To April 1991, Vice President
                         April 1991 to May 1993, Group
                           Vice President
                         May 1993 to date, Senior Vice
                           President

                                                          Elected to
     Name           Age  Offices and Positions              Office
     ----           ---  ---------------------              ------

Fred Hassan          49  Senior Vice President,              May 1993
                           Director, Member of Finance
                           and Operations Committees

  Business Experience:   To March 1993,
                           President of Wyeth-Ayerst
                           Laboratories Division
                         March 1993 to May 1993,
                           Group Vice President,
                         May 1993 to date, Senior Vice
                           President


Louis L. Hoynes, Jr. 59  Senior Vice President and       November 1990
                           General Counsel
                           Member of Finance and
                           Operations Committees

  Business Experience:   To November 1990, Partner,
                           Willkie Farr & Gallagher
                         November 1990 to date, Senior
                           Vice President and General
                           Counsel


John R. Considine    44  Vice President - Finance        February 1992
                           Member of Finance and Oper-
                           ations Committees

  Business Experience:   To February 1992,
                           Vice President and Treasurer
                         February 1992 to date, Vice
                           President - Finance


E. Thomas Corcoran   47  Vice President,                  July 1993
                           Member of Finance and
                           Operations Committees

  Business Experience:   To July 1993, President,
                           Fort Dodge Laboratories
                         July 1993 to date, Vice
                           President

                                                           Elected to
   Name             Age  Offices and Positions               Office
   ----             ---  ---------------------               ------

Rene R. Lewin        48  Vice President, Member of        May 1994
                           Finance Committee

  Business Experience:   To May 1994, Executive Director
                           Human Resources - Worldwide
                           Pharmaceutical Division,
                           Eli Lilly and Company
                         May 1994 to date, Vice
                           President - Human Resources


David Lilley         48  Vice President                   January 1995
                           Member of Finance and
                           Operations Committees

  Business Experience:   To September 1990, Managing Director,
                           Cyanamid Great Britain Ltd.
                         September 1990 to November 1991,
                           Vice President, Cyanamid
                           International Lederle Division
                         November 1991 to March 1992,
                           President, Cyanamid International
                           Chemicals Division
                         March 1992 to January 1995,
                           Group Vice President,
                           American Cyanamid Company
                         January 1995 to date - Vice
                           President


William J. Murray    49  Vice President                   January 1995
                           Member of Finance and
                           Operations Committees

  Business Experience:   To September 1992, President,
                           Agricultural Division,
                           American Cyanamid Company
                         September 1992 to January 1995,
                           Group Vice President,
                           American Cyanamid Company
                         January 1995 to date,
                           Vice President


Thomas M. Nee        55  Vice President - Taxes             May 1986
                           Member of Finance Committee

  Business Experience:   1990 to date, Vice President -
                           Taxes

                             PART II
                             -------



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS
         ----------------------------------------------------

         The New York Stock Exchange is the principal market on which the Company's common stock is traded. Tables showing the high and low sales price for the stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as shown on page 58 of the Company's 1994 Annual Report to Shareholders, are incorporated herein by reference.

         There were 70,371 holders of record of the Company's common stock as of March 1, 1995.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

         The data with respect to the last five fiscal years, appearing in the Ten-Year Selected Financial Data presented on pages 42 and 43 of the Company's 1994 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 59 through 62 of the Company's 1994 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The Consolidated Financial Statements and Notes on pages 44 through 56 of the Company's 1994 Annual Report to Share-holders, the Report of Independent Public Accountants and the Management Report on Financial Statements on page 57, and Quarterly Financial Data on page 58, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------

         None.

                           PART III
                           --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------

    (a) Information relating to the Company's directors is incorporated herein by reference to pages 3 through 6 of a definitive proxy statement filed with the Securities and Exchange Commission on March 21, 1995 ("the 1995 Proxy
         Statement").

    (b) Information relating to the Company's executive officers as of March 27, 1995 is furnished in Part I hereof under a separate unnumbered caption ("Executive Officers of the Registrant").

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

         Information relating to executive compensation is in-corporated herein by reference to pages 11 through 17 of the 1995 Proxy Statement. Information with respect to compensation of directors is incorporated herein by reference to pages 7 and 8 of that proxy statement.

         Information relating to the Compensation Committee Interlocks and Insider Participation is incorporated by reference to pages 24 and 25 of the 1995 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT
         ---------------------------------------------------

         Information relating to security ownership is incorporated by reference to pages 8 through 10 of the 1995 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

         None.

                                 III-1

                             PART IV
                             -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K
         ---------------------------------------------------

  (a) 1. Financial Statements
         --------------------

         The following Consolidated Financial Statements, related
         Notes and Report of Independent Public Accountants, included on pages 44 through 57 of the Company's 1994 Annual Report to Shareholders, are incorporated herein by reference.

                                                           Pages
                                                           -----
         Consolidated Balance Sheets as of
           December 31, 1994 and 1993                        44

         Consolidated Statements of Income
           for the years ended December 31,
           1994, 1993 and 1992                               45

         Consolidated Statements of Retained
           Earnings and Additional Paid-in
           Capital for the years ended
           December 31, 1994, 1993 and 1992                  46

         Consolidated Statements of Cash Flows
           for the years ended December 31, 1994,
           1993 and 1992                                     47

         Notes to Consolidated Financial Statements         48-56

         Report of Independent Public Accountants            57

  (a) 2. Financial Statement Schedules
         -----------------------------

         The following consolidated financial information is included in Part IV of this report:
                                                           Pages
                                                           -----
         Report of Independent Public Accountants
           on Supplemental Schedule                         IV-6

         Schedule II -  Valuation and Qualifying
                          Accounts for the years
                          ended December 31, 1994,
                          1993 and 1992                     IV-7


Schedules other than listed above are omitted because they are not applicable.

  (a) 3.    Exhibits
            --------

      Exhibit No.                 Description
      -----------                 -----------

       (2.1) The Registrant's Statement on Schedule 14D-1 relating to the Registrant's tender offer for all issued and outstanding shares of American Cyanamid Company, filed on August 10, 1994 (the "Schedule 14D-1"), and all exhibits and amendments thereto are hereby incorporated herein by reference.

       (2.2) Agreement and Plan of Merger, dated August 17, 1994, as amended, among American Home Products Corporation, AC Acquisition Corp. and American Cyanamid Company, filed as Exhibit (I) to the Report on Schedule 13D for Immunex Corporation filed by the Registrant, dated December 1, 1994 for the event which occurred on November 21, 1994 is hereby incorporated herein by reference.

       (3.1) Restated Certificate of Incorporation, as amended to date, is incorporated herein by reference to Exhibit (3.1) of the Registrant's Form 10-K for the year ended December 31, 1990.

       (3.2) By-Laws, as amended to date, is incorporated herein by reference to Exhibit (3.2) of the Registrant's Form 10-K for the year ended December 31, 1992.

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

      (10.1) Credit Agreement, dated as of September 9, 1994, among American Home Products Corporation, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, as agent for the lenders thereunder, filed as Exhibit (11(b)(2)) in Amendment No. 7 to the
               Schedule 14D-1 is hereby incorporated herein by reference.

  (a) 3.   Exhibits
           --------

      Exhibit No.                 Description
      -----------                 -----------

      (10.2) Credit Agreement, dated as of September 9, 1994, among American Home Products Corporation, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, as agent for the lenders thereunder, filed as Exhibit (11(b)(3)) in Amendment No. 7 to the
               Schedule 14D-1 is hereby incorporated herein by reference.

      (10.3) * 1978 Stock Option Plan, as amended to date, is incorporated herein by reference to Exhibit (10.2) of the Registrant's Form 10-K for the year ended December 31, 1990.

      (10.4) * 1980 Stock Option Plan, as amended to date is incorporated by reference to Exhibit (10.3) of the Registrant's Form 10-K for the year ended December 31, 1991.

      (10.5) * 1985 Stock Option Plan, as amended to date is incorporated by reference to Exhibit (10.4) of the Registrant's Form 10-K for the year ended December 31, 1991.

      (10.6) * Management Incentive Plan, as amended to date, is incorporated herein by reference to Exhibit (10.5) of the Registrant's Form 10-K for the year ended December 31, 1990.

      (10.7) * Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10.6) of the Registrant's Form 10-K for the year ended December 31, 1990.

      (10.8) * 1990 Stock Incentive Plan is incorporated herein by reference to Exhibit (28) of the Registrant's Form S-8 Registration Statement File No. 33-41434 under the
               Securities and Exchange Act of 1933, filed June 28, 1991.

      (10.9) * 1993 Stock Incentive Plan is incorporated herein by reference to Exhibit (I) of the Registrant's Proxy
               Statement filed March 17, 1994.

      (10.10)* 1994 Restricted Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit II of the Registrant's Proxy Statement filed March 17, 1994.

             *Denotes management contract or compensatory plan or
              arrangement required to be filed as an exhibit hereto.

  (a) 3.   Exhibits
           --------

      Exhibit No.                 Description
      -----------                 -----------

      (10.11)* Form of Deferred Compensation Agreement is herein incorporated by reference to Exhibit (10.10) of the Registrant's Form 10-K for the year ended December 31, 1993.

      (10.12)* Form of American Home Products Corporation Restricted
               Stock Performance Award Agreement under the 1993 Stock Incentive Plan.

      (10.13)* Form of Amendment to the American Home Products
               Corporation Restricted Stock Performance Award Agreement under the 1993 Stock Incentive Plan.

      (10.14)* American Home Products Savings Plan, as amended, is incorporated herein by reference to Exhibit 99 of the Registrant's Form S-8 Registration Statement File No. 33-50149 under the Securities and Exchange Act of 1933, filed September 1, 1993.

      (10.15)* American Home Products Corporation Retirement Plan for
               Outside Directors, as amended on January 27, 1994 is herein incorporated by reference to Exhibit (10.12) of the Registrant's Form 10-K for the year ended December 31, 1993.

      (10.16) Agreement and Plan of Merger dated as of September 19, 1991 among Genetics Institute, Inc. ("G.I."), Registrant, AHP Biotech Holdings, Inc. and AHP Merger Subsidiary Corporation, is incorporated herein by reference to Exhibit (I) of Registrant's Schedule 13D dated January 24, 1992 filed with respect to the common stock of G.I. ("Schedule 13D").

      (10.17) Depositary Agreement dated as of January 16, 1992 among Registrant, AHP Biotech Holdings, Inc., G.I. and The First National Bank of Boston, as Depositary, is incorporated herein by reference to Exhibit (II) of the Registrant's Schedule 13D.

      (10.18) Governance Agreement dated as of January 16, 1992 among Registrant, AHP Biotech Holdings, Inc. and G.I., is incorporated herein by reference to Exhibit (III) of the Registrant's Schedule 13D.

      (11) Calculation of per share earnings as reported in Note 1 to Consolidated Financial Statements on page 49 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

      (12)     Computation of Ratio of Earnings to Fixed Charges.

  (a) 3.   Exhibits
           --------

      Exhibit No.                 Description
      -----------                 -----------

      (13) 1994 Annual Report to Shareholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

      (21)     Subsidiaries of the Registrant.

      (23) Consent of Independent Public Accountants relating to their report dated January 23, 1995, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339) and on Form S-8
               (File Nos., 2-96127, 33-24068, 33-41434, 33-53733, 33-
               55449, 33-45970, 33-14458, 33-50149 and 33-55456) by
               reference to the Form 10-K of the Registrant filed for the year ended December 31, 1994.

      (27)     Financial Data Schedule.

      (99.1) The Part I, Item 3 Legal Proceedings (pages 26-28) section of Genetics Institute Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 15, 1995, is incorporated herein by reference.

      (99.2) The Part I, Item 3 Legal Proceedings (pages 18 and 19) section of Immunex Corporation's Report on Form 10-K for the fiscal year ended December 31, 1994, filed on March 16, 1995, is incorporated herein by reference.

(b)   Reports on Form 8-K
      -------------------

      During the fourth quarter of the year ended December 31, 1994, the following report on Form 8-K was filed:

      The Report on Form 8-K, filed on December 6, 1994, reported under
      Item 2 the completion of the tender offer for the common stock of Cyanamid. In addition, under Item 7, the Report included certain Financial Statements of Cyanamid, Unaudited Pro Forma Financial Statements of the Registrant combined with Cyanamid, certain exhibits relating to the acquisition of Cyanamid and a consent of KPMG Peat Marwick LLP.

      In addition, a Report on Form 8-K filed on August 17, 1994 reported under Items 5 and 7 the execution of the definitive merger agreement between the Registrant, AC Acquisition Corp. and Cyanamid and the issuance of a related press release.

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
           ----------------------------------------




To American Home Products Corporation:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in American Home Products Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                         ARTHUR ANDERSEN LLP







New York, New York
January 23, 1995

                                                         SCHEDULE II

           American Home Products Corporation and Subsidiaries
            Schedule II -- Valuation and Qualifying Accounts
           For the Years Ended December 31, 1994, 1993 and 1992
                          (Dollars in thousands)


     Column A                  Column B  Column C   Column D  Column E



                               Balance                         Balance
                                 at                              at
                              Beginning Additions  Deductions  End of
   Description                of Period    (B)        (A)      Period
   -----------                ---------  ---------  ---------  -------
Year ended 12/31/94:
  Allowance for doubtful
    accounts                  $ 25,631  $ 58,752   $  8,484   $ 75,899
  Allowance for cash discounts  20,318   151,783    150,618     21,483
  Allowance for deferred tax
    assets                      91,363   228,542     68,929    250,976
                              --------  --------   --------   --------
                              $137,312  $439,077   $228,031   $348,358
                              ========  ========   ========   ========
Year ended 12/31/93:
  Allowance for doubtful
    accounts                  $ 23,702  $  7,101   $  5,172   $ 25,631
  Allowance for cash discounts  15,203   148,013    142,898     20,318
  Allowance for deferred tax
    assets                     101,324      --        9,961     91,363
                              --------  --------   --------   --------
                              $140,229  $155,114   $158,031   $137,312
                              ========  ========   ========   ========
Year ended 12/31/92:
  Allowance for doubtful
    accounts                  $ 25,865  $  5,147   $  7,310   $ 23,702
  Allowance for cash discounts  11,554   132,227    128,578     15,203
  Allowance for deferred tax
    assets                        --     101,324(C)    --      101,324
                              --------  --------   --------   --------
                              $ 37,419  $238,698   $135,888   $140,229
                              ========  ========   ======== ==========

(A) Represents amounts used for the purposes for which the accounts were created and reversal of amounts no longer required.

(B) Balances for 1994 reflect the acquisition of Cyanamid effective December 1, 1994.

(C) Established upon the adoption of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" as disclosed in Note 10 on pages 54 and 55 of the Company's 1994 Annual Report to Shareholders.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN HOME PRODUCTS CORPORATION
                                 ----------------------------------
                                            (Registrant)


March 27, 1995                 By /S/     Robert G. Blount
                                          ----------------
                                          Robert G. Blount
                                      Executive Vice President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signatures                      Title                    Date
       ----------                      -----                    ----

Principal Executive Officer:


/S/  John R. Stafford            Chairman, President       March 27, 1995
     ----------------
     John R. Stafford            and Chief Executive
                                 Officer

Principal Financial Officer:


/S/  Robert G. Blount            Executive Vice President  March 27, 1995
     ----------------
     Robert G. Blount            and Director

Principal Accounting Officer:


/S/  John R. Considine           Vice President - Finance  March 27, 1995
     -----------------
     John R. Considine

A Majority of Directors:


/S/  Clifford L. Alexander, Jr.  Director                  March 27, 1995
     --------------------------
     Clifford L. Alexander, Jr.


                                 Director
     ---------------------
     Frank A. Bennack, Jr.


/S/  K. Roald Bergethon          Director                  March 27, 1995
     ------------------
     K. Roald Bergethon

                          ----------------------


       Signatures                      Title                    Date
       ----------                      -----                    ----

/S/  John W. Culligan            Director                  March 27, 1995
     ----------------
     John W. Culligan


/S/  Robin Chandler Duke         Director                  March 27, 1995
     -------------------
     Robin Chandler Duke


/S/  John D. Feerick             Director                  March 27, 1995
     ---------------
     John D. Feerick


/S/  Edwin A. Gee                Director                  March 27, 1995
     ------------
     Edwin A. Gee


/S/  Fred Hassan                 Director                  March 27, 1995
     -----------
     Fred Hassan


/S/  John P. Mascotte            Director                  March 27, 1995
     ----------------
     John P. Mascotte


/S/  Mary Lake Polan M.D., Ph.D. Director                  March 27, 1995
     ---------------------------
     Mary Lake Polan M.D., Ph.D.


/S/  Robert W. Sarnoff           Director                  March 27, 1995
     -----------------
     Robert W. Sarnoff


/S/  John R. Torell III          Director                  March 27, 1995
     ------------------
     John R. Torell III


/S/  William Wrigley             Director                  March 27, 1995
     ---------------
     William Wrigley