Form 10-Q
period 1995-03-31
AMERICAN HOME PRODUCTS CORP
filed 1995-05-15
CIK 5187

=====================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1995          Commission File Number 1-1225



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

                                        Yes  X         No
                                        ------         ------


     The number of shares of Common Stock outstanding as of the close of business on April 28, 1995:

                                               Number of
                    Class                  Shares Outstanding
      --------------------------------     ------------------
      Common Stock, $.33-1/3 par value        308,132,221

======================================================================

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES


                                   INDEX


                                                              Page No.
                                                              --------
Part I - Financial Information                                    2


     Item 1.   Financial Statements:


          Consolidated Condensed Balance Sheets -
            March 31, 1995 and December 31, 1994                  3

          Consolidated Condensed Statements of Income -
            Three Months Ended March 31, 1995 and 1994            4

          Consolidated Condensed Statements of Retained
            Earnings and Additional Paid-in Capital -
            Three Months Ended March 31, 1995 and 1994            5

          Consolidated Condensed Statements of Cash Flows -
            Three Months Ended March 31, 1995 and 1994            6

          Notes to Consolidated Condensed Financial Statements    7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     8-13


Part II - Other Information


     Item 1.   Legal Proceedings                                 14

     Item 6.   Exhibits and Reports on Form 8-K                  14

Signature                                                        15

Exhibit Index                                                    Ex-1

                      Part I - Financial Information
                     -------------------------------


AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1995 and December 31, 1994, the results of its operations, cash flows and the changes in retained earnings and additional paid-in capital for the three months ended March 31, 1995 and 1994. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In Thousands Except Per Share Amounts)

                                               March 31,    Dec. 31,
                                                 1995         1994
                                             -----------  -----------
ASSETS
Cash and cash equivalents................... $ 1,046,872  $ 1,696,204
Marketable securities.......................     250,056      247,970
Accounts receivable less allowances.........   2,746,449    2,380,730
Inventories:
     Finished goods.........................   1,180,920    1,158,045
     Work in process........................     552,975      525,269
     Materials and supplies.................     568,087      562,836
                                             -----------  -----------
                                               2,301,982    2,246,150
Other current assets........................   1,290,643    1,250,192
                                             -----------  -----------
     Total Current Assets...................   7,636,002    7,821,246

Property, plant and equipment...............   5,535,252    5,458,075
     Less accumulated depreciation..........   1,685,736    1,646,145
                                             -----------  -----------
                                               3,849,516    3,811,930
Goodwill....................................   9,134,717    9,181,129
Other assets................................     880,599      860,507
                                             -----------  -----------
     Total Assets                            $21,500,834  $21,674,812
                                             ===========  ===========
LIABILITIES
Loans payable to banks...................... $   107,977  $   113,284
Trade accounts payable......................   1,107,352    1,042,468
Accrued expenses............................   2,842,252    2,999,127
Accrued federal and foreign taxes...........     546,395      463,207
                                              ----------  -----------
     Total Current Liabilities..............   4,603,976    4,618,086

Long-term debt..............................   8,607,457    9,973,240
Accumulated postretirement benefit
     obligation.............................     707,213      696,814
Other noncurrent liabilities................   2,080,876    1,809,153
Minority interests..........................     342,392      323,418

STOCKHOLDERS' EQUITY
$2 convertible preferred stock,
     par value $2.50 per share.............. $        90  $        91
Common stock, par value $.33-1/3 per share..     102,451      101,994
Additional paid-in capital..................   1,096,155    1,020,658
Retained earnings...........................   4,022,914    3,226,100
Currency translation adjustments............     (62,690)     (94,742)
                                             -----------  -----------
     Total Stockholders' Equity.............   5,158,920    4,254,101
                                             -----------  -----------
                                             $21,500,834  $21,674,812
                                             ===========  ===========
     The accompanying notes are an integral part of these balance sheets.

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)


                                               Three Months Ended March 31,

                                                  1995            1994
                                               ----------      ----------
Net sales...............................       $3,491,029      $2,144,045
                                               ----------      ----------
Cost of goods sold......................        1,245,028         657,465
Selling, administrative and general
  expenses..............................        1,245,286         732,682
Research and development expenses.......          320,188         172,904
Other (income) expense, net.............         (846,117)          3,493
                                               ----------      ----------
Income before federal and foreign taxes.        1,526,644         577,501

Provision for taxes.....................          504,024         161,701
                                               ----------      ----------
Net income..............................       $1,022,620      $  415,800
                                               ==========      ==========
Net income per share of common stock....       $     3.33      $     1.34
                                               ==========      ==========

Dividends per share of common stock.....       $     0.75      $     0.73
                                               ==========      ==========
Average number of common shares and
  common share equivalents of preferred
  stock outstanding during the period
  used in the computation of net income
  per share.............................          306,814         309,900




The accompanying notes are an integral part of these statements.

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
           CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                        AND ADDITIONAL PAID-IN CAPITAL
                                (In Thousands)

                                            Three Months Ended March 31,
RETAINED EARNINGS                               1995           1994
                                             ----------     ----------
   Balance, beginning of period              $3,226,100     $2,884,244

   Add: Net income                            1,022,620        415,800
                                             ----------     ----------
                                              4,248,720      3,300,044
                                             ----------     ----------

   Less: Cash dividends declared                229,829        226,510
         Cost of treasury stock acquired,
           less amounts charged to capital        1,200        155,233
                                             ----------     ----------
                                                231,029        381,743
                                             ----------     ----------
   Unrealized gain (loss) on marketable
         securities                               5,223         (4,343)
                                             ----------     ----------
   Balance, end of period                    $4,022,914     $2,913,958
                                             ==========     ==========


ADDITIONAL PAID-IN CAPITAL

   Balance, beginning of period              $1,020,658     $1,014,911

   Add: Excess over par value of common
          stock issued                           75,645         13,490

   Less: Cost of treasury stock acquired,
          less amounts charged to retained
          earnings                                  148         22,184
                                             ----------     ----------
   Balance, end of period                    $1,096,155     $1,006,217
                                             ==========     ==========



The accompanying notes are an integral part of these statements.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                               Three Months Ended March 31,
                                                    1995         1994
                                                 ----------   ----------
Operating Activities
- --------------------
Net income...................................    $1,022,620   $  415,800
Adjustments to reconcile net income to net
  cash provided from/(used for) operating
  activities:
  Gain on sale of oral health care business..      (959,845)         -
  Depreciation and amortization..............       169,588       64,842
  Deferred income taxes......................       (27,202)      10,863
  Changes in working capital, net............      (480,634)     (94,643)
  Other items, net...........................       218,493      (74,827)
                                                 ----------   ----------
Net cash provided from/(used for)
  operating activities.......................       (56,980)     322,035
                                                 ----------   ----------
Investing Activities
- --------------------
Purchases of property, plant and equipment...      (163,049)     (87,133)
Sale/(acquisition) of businesses for cash,net
  of cash....................................     1,033,559      (22,238)
Proceeds of marketable securities, net.......         2,968        2,156
Proceeds from sales of other assets..........        58,200        1,239
                                                 ----------   ----------
Net cash provided from/(used for)
  investing activities.......................       931,678     (105,976)
                                                 ----------   ----------
Financing Activities
- --------------------
Dividends paid...............................      (229,829)    (226,510)
Net repayments of debt.......................    (1,371,090)        (644)
Purchases of treasury stock..................        (1,356)    (178,404)
Exercise of stock options....................        69,480        9,735
                                                 ----------   ----------
Net cash used for financing activities.......    (1,532,795)    (395,823)
                                                 ----------   ----------
Effects of exchange rates on cash balances...         8,765        3,113
                                                 ----------   ----------
Decrease in cash and cash equivalents........      (649,332)    (176,651)
Cash and cash equivalents, beginning
  of period..................................     1,696,204    1,936,834
                                                 ----------   ----------
Cash and cash equivalents, end of period.....    $1,046,872   $1,760,183
                                                 ==========   ==========

The accompanying notes are an integral part of these statements.

Supplemental Information
- ------------------------
  Interest payments                              $  204,548   $   12,823
  Income tax payments                               249,516      141,630

           AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. In January 1995, the Company sold its South American oral health care business for approximately $1.04 billion. The net proceeds from the sale were used primarily to reduce the debt relating to the Cyanamid acquisition. Other (income) expense, net, for the first quarter of 1995 includes a pre-tax gain of $959.8 million related to the sale. Net income and net income per share for the first quarter of 1995 include an after-tax gain of $623.8 million or $2.03 per share related to this transaction.

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

                    Three Months Ended March 31, 1995



Results of Operations
- ---------------------
Effective December 1, 1994, the Company completed the acquisition of American Cyanamid Company (Cyanamid). As a result, significant variations exist when the first quarter of 1995 is compared to the first quarter of 1994 since the Company's operating results for the first quarter of 1995 reflect Cyanamid's operating results and related acquisition interest expense and goodwill amortization. Accordingly, management's discussion and analysis of results of operations for the first quarter of 1995 has been presented, for the most part, on a "pro forma basis" assuming the Cyanamid acquisition had taken place on January 1, 1994.

Assuming the American Cyanamid acquisition had taken place as of January 1, 1994, and excluding the sales of businesses disposed of in 1994 and 1995, consolidated net sales would have increased 7% for the first quarter of 1995 on a pro forma basis. This increase is comprised of unit volume growth of 3%, price increases of 2% and favorable foreign exchange of 2%. Pro forma health care product segment sales would have increased 4%, agricultural product sales would have increased 31% and food product sales would have decreased 9% in the first quarter of 1995 over the prior year amounts.

The following table sets forth net sales results by major product category and business segment together with percentage changes of the reported and pro forma net sales:

                           Three Months    As Reported Pro Forma
($ in Millions)           Ended March 31,   %Increase  %Increase
Net Sales to Customers    1995       1994   (Decrease) (Decrease)
- ----------------------  --------   -------- ----------  ---------
Health Care Products
  Pharmaceuticals       $1,954.2   $1,272.8     54%         7%
  Consumer Health Care     477.6      444.0      8%        (6)%
  Medical Supplies and
    Diagnostics            282.2      215.7     31%         6%
                        --------   --------
Total Health Care        2,714.0    1,932.5     40%         4%

Agricultural Products      584.9        -        -         31%

Food Products              192.1      211.5     (9)%       (9)%
                        --------   --------
Consolidated Net Sales  $3,491.0   $2,144.0     63%         7%
                        ========   ========

The following sales variation explanations by business lines are presented on a pro forma basis:

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

                    Three Months Ended March 31, 1995



     Worldwide pharmaceutical sales would have increased 7% for the 1995 first quarter. U.S. pharmaceutical sales would have been level with 1994 first quarter results as unit volume decreases of 2% were offset by price increases of 2%. Growth in the U.S. attributable to increased sales of PREMARIN, including the launch of PREMPRO and PREMPHASE, anti-inflammatory and oral contraceptive products, and Genetics Institute, Inc.'s recombinant antihemophilic factor
     (rAHF) was offset by lower sales of NORPLANT, ATIVAN, SUPRAX, vaccines, and cardiovascular and infant nutritional products. International pharmaceutical sales would have increased 18% for the 1995 first quarter due to increased sales of infant nutritional products, PREMARIN, oral contraceptives, veterinary products, and TAZOCIN, the launch of LANSOPRAZOLE in the U.K., and favorable foreign exchange rates. The increase in international pharmaceutical sales consisted of unit volume growth of 8%, price increases of 4% and favorable foreign exchange of 6%.

     Worldwide consumer health care sales would have decreased 6% versus 1994 first quarter results. U.S. consumer health care sales would have decreased 12% for the 1995 first quarter due to decreases in the analgesics, cough/cold, vitamins and asthma relief product lines. The decrease was due primarily to the timing of certain promotional programs, particularly in the analgesics and cough/cold product lines, and consisted of unit volume decreases of 14% partially offset by price increases of 2%. International consumer health care sales would have increased 15% for the 1995 first quarter due primarily to increased sales of analgesics and vitamins, and favorable foreign exchange rates. The increase in international consumer health care sales consisted of unit volume growth of 9%, price increases of 3% and favorable foreign exchange of 3%.

     Worldwide medical supplies and diagnostic product sales would have increased 6%. U.S. medical sales would have increased 4% in the 1995 first quarter due primarily to unit volume growth of tubes and catheters, tympanic thermometry products, and surgical devices, offset, in part, by the discontinuation of the Davis & Geck endosurgery product line. International medical sales would have increased 10% due principally to sales growth in tubes and catheters, and tympanic thermometry products, as well as favorable foreign exchange rates. The increase in international medical sales consisted of unit volume growth of 5% and favorable foreign exchange of 8% which were partially offset by price decreases of 3%.

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

                    Three Months Ended March 31, 1995



     Worldwide agricultural product sales would have increased 31% in the 1995 first quarter. U.S. sales would have increased 8% due primarily to higher sales of PURSUIT, PROWL and SCEPTER herbicides due, in part, to favorable weather conditions in the U.S. which allowed for early shipments in advance of anticipated plantings. The increase in U.S. agricultural sales consisted of unit volume growth of 7% and price increases of 1%. International sales would have increased 87% due primarily to the effect of the acquisition of the international crop protection business from Shell, higher sales of PURSUIT, PROWL and SCEPTER herbicides, and favorable foreign exchange rates. On a pro forma basis, the increase in international agricultural product sales consisted of unit volume growth of 75%, price increases of 1% and favorable foreign exchange of 11%. Due to the seasonality of the Agricultural Products business, which is concentrated primarily in the first six months of the year, Agricultural Products sales and results of operations in the first quarter of 1995 may not be indicative of the results to be expected in subsequent fiscal quarters or for the full year.

     Sales of food products decreased 9% in the first quarter due principally to decreased sales of PAM, CHEF BOYARDEE canned pasta and POLANER due primarily to the timing and extent of trade incentives and product introductions. The decrease in sales of food products consisted of unit volume decreases of 11% which were partially offset by price increases of 2%.

The table below presents comparative first quarter net sales by geographic segments. On a pro forma basis, the increase in foreign geographic segments, in particular, Europe and Africa, is due primarily to higher international sales of pharmaceutical and agricultural products, as well as favorable foreign exchange rates.
                           Three Months    As Reported Pro Forma
($ in Millions)           Ended March 31,   %Increase  %Increase
Net Sales to Customers    1995      1994    (Decrease) (Decrease)
- ----------------------  --------  --------  ---------- ----------
U.S.                    $2,170.3  $1,494.6      45%       (2)%
Canada and Latin America   336.9     231.1      46%       18%
Europe and Africa          736.7     293.0     151%       28%
Asia and Australia         247.1     125.3      97%       30%
                        --------  --------
Consolidated Net Sales  $3,491.0  $2,144.0      63%        7%
                        ========  ========

On a pro forma basis, cost of goods sold, as a percentage of net sales, increased to 35.7% in the first quarter of 1995 versus
34.0% in the first quarter of 1994 due primarily to a change in

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

                    Three Months Ended March 31, 1995



product mix related to products acquired from Cyanamid, principally international crop protection products.

On a pro forma basis, selling, administrative and general expenses, as a percentage of net sales, decreased to 35.7% in the first quarter of 1995 compared to 36.5% in the first quarter of 1994 due primarily to lower selling and marketing expenses.

Research and development expense of $320.2 million in the 1995 first quarter is comparable to the prior year amount on a pro forma basis.

Income before taxes increased in the first quarter of 1995 compared to the first quarter of 1994 due primarily to the pre-tax gain of $959.8 million on the sale of the South American oral health care business in January 1995. In the segment tables below, $814.9 million of this gain is included in Health Care Products and Canada and Latin America; the remaining $144.9 million is included in Corporate and United States. Excluding this gain, income before taxes would have been $566.8 million in the first quarter of 1995 versus $577.5 million in 1994. Cyanamid's income before taxes for the first quarter of 1995 was more than offset by acquisition related interest expense and goodwill amortization. These charges have been included in Corporate and United States in the segment tables below until the evaluation of fair values is finalized.
                                     Three Months
($ in Millions)                     Ended March 31,
Income Before Taxes                 1995       1994
- -------------------               --------    ------
Health Care Products              $1,433.7    $542.3
Agricultural Products                143.5       -
Food Products                         10.6      20.7
Corporate                            (61.2)     14.5
                                  --------    ------
Consolidated Income Before Taxes  $1,526.6    $577.5
                                  ========    ======

                                     Three Months
($ in Millions)                     Ended March 31,
Income Before Taxes                 1995       1994
- -------------------               --------    ------
United States                     $  479.6    $432.0
Canada and Latin America             884.9      65.6
Europe and Africa                    120.8      58.7
Asia and Australia                    41.3      21.2
                                  --------    ------
Consolidated Income Before Taxes  $1,526.6    $577.5
                                  ========    ======

         Management's Discussion and Analysis of Financial Condition

                          and Results of Operations

                      Three Months Ended March 31, 1995



Net income and net income per share increased for the 1995 first quarter compared to last year due to the after-tax gain on the sale of the oral health care business of $623.8 million or $2.03 per share. Excluding this gain, net income and net income per share would have been $398.8 million or $1.30 per share in 1995 versus $415.8 million or $1.34 per share in 1994. The lower results were due to the dilutive impact of the Cyanamid acquisition. The dilution for the first quarter of 1995 of approximately $.09 per share may not be indicative of the anticipated dilution in subsequent fiscal quarters or for the full year. On a pro forma basis, net income and net income per share in the first quarter of 1994 would have been $367.4 million or $1.19 per share. The higher pro forma results for the first quarter of 1995 were due primarily to increased sales of pharmaceuticals and agricultural products.

Other (income) expense, net in the Consolidated Condensed Statements of Income is summarized as follows:

                                 Three Months Ended March 31,
      (In thousands)                  1995         1994
                                   ---------     --------
       Interest Income..........   $ (42,067)    $(24,485)
       Interest Expense.........     183,139       16,568
       Foreign exchange
          and other.............     (14,987)      15,963
       Gain on the sale of oral
          health care business..    (959,845)         -
       Gain on sales of other
          assets................     (12,357)      (4,553)
                                   ---------     --------
       Total....................   $(846,117)    $  3,493
                                   =========     ========


Health Care Reform and Competition
- ----------------------------------
U.S. health care costs will continue to be a subject of debate by the Congress in 1995. Similarly, in international markets, health care spending is subject to increasing governmental scrutiny, much of which is focused on pharmaceutical prices. While the Company cannot predict the impact proposed health care legislation will have on the Company's worldwide results of operations, the Company believes that the pharmaceutical industry will continue to play a very positive role in helping to contain global health care costs through the development of innovative products. However, it is expected that global market forces will continue to constrain price growth throughout 1995 and beyond.

The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its revenues or profits. However, PREMARIN, the Company's conjugated estrogens

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

                    Three Months Ended March 31, 1995



product, which has not had patent protection for many years, does contribute significantly to sales and, more significantly, to profits.  For further discussion on PREMARIN, see Item 1,
Competition of the Company's 1994 Annual Report on Form 10-K.
- -----------

Liquidity, Financial Condition and Capital Resources
- ----------------------------------------------------
Cash and cash equivalents decreased $649 million in the first quarter of 1995 to $1.0 billion. Cash flow from the sale of businesses and other assets of $1.1 billion and available cash and cash equivalents were used principally for dividend payments of $230 million, long-term debt reduction of $1.4 billion and capital expenditures of $163 million. Due to the seasonality of the Agricultural Products business, a significant portion of the annual domestic sales are recorded in the first six months of the year, however, related accounts receivable are not collected until the second and third fiscal quarters. As a result, cash flows from operating activities in the first quarter of 1995 are not indicative of the results to be expected in subsequent fiscal quarters or for the full year.

Capital expenditures included the expansion of the Company's research and development facilities and continued strategic investments in manufacturing/distribution facilities worldwide.

In February 1995, the Company issued, under a $3.5 billion shelf registration statement, $1.0 billion of 7.70% notes due February 2000 and $1.0 billion of 7.90% notes due February 2005. Net proceeds from these issuances were used to repay commercial paper. The notes are unsecured and unsubordinated and may not be redeemed prior to maturity. In connection with the $2.0 billion note issue, the Company terminated $2.0 billion of interest rate swap agreements. The effect of terminating these swap agreements was deferred and will be amortized to interest expense over the five- and ten-year terms of the related notes.

The Company has established aggressive objectives in order to reduce its current debt position, including, but not limited to, the sale of non-strategic assets. Cost savings as a result of synergies from the Cyanamid acquisition, which began in the first quarter of 1995, are expected to substantially increase operating cash flows. Therefore, management is confident that the cash flows from the combined businesses will be adequate to repay both the principal and interest on the acquisition financing without requiring the disposition of any significant strategic core businesses or assets and, further, to allow the Company to continue to fund its operations, pay dividends and maintain its ongoing programs of capital expenditures without restricting its ability to make further acquisitions as may be appropriate.

                        Part II - Other Information
                    ---------------------------

Item 1.   Legal Proceedings
          ------------------
          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. Additional lawsuits have been filed alleging injuries as a result of use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel, and there are currently pending 182 lawsuits in federal and state courts in 32 states and the District of Columbia. Forty-six of these cases have been filed as class actions and the remainder are proceeding as individual suits.

          In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation will not have a material adverse effect on the Company's financial position but could be material to the results of operations in any one accounting period.


Item 6.   Exhibits and Reports on Form 8-K
          ---------------------------------
          a)   Exhibits
               ---------
               Exhibit No.          Description
               -----------          ------------
               (27)                 Financial Data Schedule

          b)   Reports on Form 8-K
               --------------------
               The Company did not file any reports on Form 8-K during the quarter covered by this report.

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

                   AMERICAN HOME PRODUCTS CORPORATION
                   ----------------------------------
                               Registrant


                 By  /S/ John R. Considine
                            John R. Considine
                        Vice President - Finance
                       (Duly Authorized Signatory
                      and Chief Accounting Officer)


Date: May 15, 1995

                              Exhibit Index
                              -------------

  Exhibit No.       Description
  -----------       -----------
 (27)               Financial Data Schedule

                                  Ex-1