Form 10-Q
period 1995-06-30
AMERICAN HOME PRODUCTS CORP
filed 1995-08-14
CIK 5187

=====================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1995           Commission File Number 1-1225



                      AMERICAN HOME PRODUCTS CORPORATION
                   ----------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                          13-2526821
          --------                          ----------
(State or other jurisdiction of  (I.R.S. Employer Identification No.)
 incorporation or organization)


   Five Giralda Farms, Madison, N.J.                 07940
   ---------------------------------              -----------
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

                                        Yes  X         No
                                        ------         -------


     The number of shares of Common Stock outstanding as of the close of business on July 31, 1995:

                                               Number of
                    Class                  Shares Outstanding
      --------------------------------     ------------------

      Common Stock, $.33-1/3 par value        309,887,594

======================================================================

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES


                                 INDEX


                                                              Page No.
                                                              --------

Part I - Financial Information                                    2


     Item 1.   Financial Statements:


          Consolidated Condensed Balance Sheets -
            June 30, 1995 and December 31, 1994                   3

          Consolidated Condensed Statements of Income -
            Three Months and Six Months Ended
            June 30, 1995 and 1994                                4

          Consolidated Condensed Statements of Retained
            Earnings and Additional Paid-in Capital -
            Six Months Ended June 30, 1995 and 1994               5

          Consolidated Condensed Statements of Cash Flows -
            Six Months Ended June 30, 1995 and 1994               6


     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations     7-15


Part II - Other Information


     Item 1.   Legal Proceedings                                 16

     Item 4.   Submission of Matters to a Vote of
               Security-Holders                                 16-17

     Item 6.   Exhibits and Reports on Form 8-K                 17-18

Signature                                                        19

Exhibit Index                                                    Ex-1

                      Part I - Financial Information
                      ------------------------------



           AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1995 and December 31, 1994, the results of its operations for the three months and six months ended June 30, 1995 and 1994, and its cash flows and the changes in retained earnings and additional paid-in capital for the six months ended June 30, 1995 and 1994. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K and its first quarter 1995 Form 10-Q.

            AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
                  (In Thousands Except Per Share Amounts)

                                               June 30,     Dec. 31,
                                                 1995         1994
                                             -----------  -----------
ASSETS
Cash and cash equivalents................... $ 1,319,204  $ 1,696,204
Marketable securities.......................     236,748      247,970
Accounts receivable less allowances.........   2,815,273    2,380,730
Inventories:
     Finished goods.........................   1,154,313    1,158,045
     Work in progress.......................     586,269      525,269
     Materials and supplies.................     560,620      562,836
                                             -----------  -----------
                                               2,301,202    2,246,150
Other current assets........................   1,147,654    1,250,192
                                             -----------  -----------
     Total Current Assets...................   7,820,081    7,821,246

Property, plant and equipment...............   5,674,832    5,458,075
     Less accumulated depreciation..........   1,753,460    1,646,145
                                             -----------  -----------
                                               3,921,372    3,811,930
Goodwill....................................   9,070,350    9,181,129
Other assets................................     887,688      860,507
                                             -----------  -----------
     Total Assets                            $21,699,491  $21,674,812
                                             ===========  ===========
LIABILITIES
Loans payable............................... $   104,287  $   113,284
Trade accounts payable......................   1,111,786    1,042,468
Accrued expenses............................   2,841,887    2,999,127
Accrued federal and foreign taxes...........     369,874      463,207
                                              ----------  -----------
     Total Current Liabilities..............   4,427,834    4,618,086

Long-term debt..............................   8,726,472    9,973,240
Accrued postretirement benefit
     obligation.............................     717,887      696,814
Other noncurrent liabilities................   2,078,727    1,809,153
Minority interests..........................     354,067      323,418

SHAREHOLDERS' EQUITY
$2 convertible preferred stock,
     par value $2.50 per share..............          89           91
Common stock, par value $.33-1/3 per share..     103,085      101,994
Additional paid-in capital..................   1,202,652    1,020,658
Retained earnings...........................   4,095,719    3,226,100
Currency translation adjustments............      (7,041)     (94,742)
                                             -----------  -----------
     Total Shareholders' Equity.............   5,394,504    4,254,101
                                             -----------  -----------
                                             $21,699,491  $21,674,812
                                             ===========  ===========
The accompanying notes are an integral part of these balance sheets.

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)

                                  Three Months            Six Months
                                 Ended June 30,          Ended June 30,
                                1995        1994        1995        1994
                             ----------  ----------  ----------  ----------
Net sales.................   $3,299,300  $1,977,853  $6,790,329  $4,121,898
                             ----------  ----------  ----------  ----------
Cost of goods sold........    1,206,748     627,895   2,451,776   1,285,360
Selling, admin., and
  general expenses........    1,238,102     738,475   2,483,388   1,471,157
Research and development
  expenses................      323,100     179,915     643,288     352,819
Restructuring charge......          -       173,697         -       173,697
Other (income) exp., net..       98,676     (60,965)   (747,441)    (57,472)
                             ----------  ----------  ----------  ----------
Income before federal and
  foreign taxes...........      432,674     318,836   1,959,318     896,337

Provision for taxes.......      133,066      18,855     637,090     180,556
                             ----------  ----------  ----------  ----------
Net income................   $  299,608  $  299,981  $1,322,228  $  715,781
                             ==========  ==========  ==========  ==========
Net income per share of
  common stock............   $     0.97  $     0.98  $     4.30  $     2.32
                             ==========  ==========  ==========  ==========

Dividends per share of
  common stock............   $     0.75  $     0.73  $     1.50  $     1.46
                             ==========  ==========  ==========  ==========
Average number of common
  shares and common share
  equivalents of preferred
  stock outstanding during
  the period used in the
  computation of net income
  per share...............      308,664     307,349     307,744     308,618




      The accompanying notes are an integral part of these statements.
                                     -4-

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                         AND ADDITIONAL PAID-IN CAPITAL
                                 (In Thousands)

                                             Six Months Ended June 30,
RETAINED EARNINGS                               1995           1994
                                             ----------     ----------
   Balance, beginning of period              $3,226,100     $2,884,244

   Add: Net income                            1,322,228        715,781
                                             ----------     ----------
                                              4,548,328      3,600,025
                                             ----------     ----------

   Less: Cash dividends declared                461,159        450,553
         Cost of treasury stock acquired,
           less amounts charged to capital        2,566        213,320
                                             ----------     ----------
                                                463,725        663,873
                                             ----------     ----------
   Unrealized gain (loss) on marketable
         securities                              11,116         (8,423)
                                             ----------     ----------
   Balance, end of period                    $4,095,719     $2,927,729
                                             ==========     ==========


ADDITIONAL PAID-IN CAPITAL

   Balance, beginning of period              $1,020,658     $1,014,911

   Add: Excess over par value of common
          stock issued                          182,321         24,376

   Less: Cost of treasury stock acquired,
          less amounts charged to retained
          earnings                                  327         31,010
                                             ----------     ----------
   Balance, end of period                    $1,202,652     $1,008,277
                                             ==========     ==========



        The accompanying notes are an integral part of these statements.
                                     -5-

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                                Six Months Ended June 30,
                                                    1995         1994
                                                 ----------   ----------
Operating Activities
--------------------
Net income...................................    $1,322,228   $  715,781
Adjustments to reconcile net income to net
  cash provided from operating activities:
  Gain on sale of oral health care business..      (959,845)         -
  Depreciation and amortization..............       321,734      128,018
  Deferred income taxes......................       (10,086)    (110,750)
  Restructuring charge.......................           -        173,697
  Changes in working capital, net............      (595,257)    (387,049)
  Other items, net...........................       242,678     (110,726)
                                                 ----------   ----------
Net cash provided from operating activities..       321,452      408,971
                                                 ----------   ----------
Investing Activities
--------------------
Purchases of property, plant and equipment...      (306,393)    (190,655)
Proceeds from sales of businesses,
  net of cash sold...........................     1,033,559      113,539
Purchases of businesses, net of
  cash acquired..............................           -        (22,238)
Proceeds of marketable securities, net.......        22,203       14,895
Proceeds from sales of other assets, net.....        61,558       51,875
                                                 ----------   ----------
Net cash provided from/(used for)
  investing activities.......................       810,927      (32,584)
                                                 ----------   ----------
Financing Activities
--------------------
Dividends paid...............................      (461,159)    (450,553)
Net repayments of debt.......................    (1,255,765)         -
Purchases of treasury stock..................        (2,907)    (245,729)
Exercise of stock options....................       179,761       20,612
                                                 ----------   ----------
Net cash used for financing activities.......    (1,540,070)    (675,670)
                                                 ----------   ----------
Effects of exchange rates on cash balances...        30,691        7,942
                                                 ----------   ----------
Decrease in cash and cash equivalents........      (377,000)    (291,341)
Cash and cash equivalents, beginning
  of period..................................     1,696,204    1,936,834
                                                 ----------   ----------
Cash and cash equivalents, end of period.....    $1,319,204   $1,645,493
                                                 ==========   ==========

         The accompanying notes are an integral part of these statements.


Supplemental Information
------------------------
  Interest payments                              $  339,037   $   33,790
  Income tax payments                               470,273      295,898

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
             Three Months and Six Months Ended June 30, 1995

Results of Operations
---------------------
Effective December 1, 1994, the Company consolidated the results of operations of American Cyanamid Company (Cyanamid). As a result, significant variations exist when the results for the 1995 second quarter and first half are compared to those for the same periods of 1994 since the Company's 1995 operating results reflect Cyanamid's operating results and related acquisition interest expense and goodwill amortization. Accordingly, management's discussion and analysis of results of operations for the 1995 second quarter and first half has been presented, for the most part, on a pro forma basis assuming the Cyanamid acquisition had taken place on January 1, 1994, and excluding the sales of businesses disposed of in 1994 and 1995.

On a pro forma basis, consolidated net sales decreased 1% for the second quarter and increased 3% for the first half of 1995. The results reflect lower 1995 second quarter domestic sales due primarily to the Company's Wyeth-Ayerst domestic pharmaceutical division which changed the timing of trade incentive buying programs, offset by higher international sales of pharmaceutical, agricultural and consumer health care products for the 1995 second quarter and first half. The decrease in second quarter sales was comprised of unit volume decreases of 4% offset by favorable foreign exchange of 3%. The increase in first half sales was comprised of price increases of 1% and favorable foreign exchange of 2%. Pro forma health care product segment sales decreased 2% for the 1995 second quarter and increased 1% for the first half. Agricultural product sales increased 10% for the 1995 second quarter and 18% for the first half. Food product sales decreased 16% for the 1995 second quarter and 13% for the first half.

The Agricultural Products business represents a significant portion of Cyanamid's operations. Due to the seasonality of the Agricultural Products business, which is concentrated primarily in the first half of the year, Cyanamid's sales and results of operations for the 1995 second quarter and first half are not indicative of the results to be expected for the 1995 third quarter, second half and full year. Due to this concentration in the first half of the year, Cyanamid's results of operations, which include acquisition related cost savings, more than offset the dilutive effect of the interest expense and goodwill amortization related to the acquisition for the 1995 second quarter and first half. However, these costs are expected to have a dilutive effect on earnings to be reported for the 1995 third quarter, second half and full year.

The following tables set forth net sales results by major product category and business segment together with percentage changes of the as reported and pro forma net sales:

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
             Three Months and Six Months Ended June 30, 1995

                           Three Months    As Reported Pro Forma
($ in Millions)           Ended June 30,    %Increase  %Increase
Net Sales to Customers    1995      1994    (Decrease) (Decrease)
----------------------  --------  --------  ----------  ---------
Health Care Products
  Pharmaceuticals       $1,639.9  $1,170.3     40%        (6)%
  Consumer Health Care     403.3     344.2     17%         8%
  Medical Supplies and
    Diagnostics            293.7     214.7     37%         6%
                        --------  --------
Total Health Care        2,336.9   1,729.2     35%        (2)%

Agricultural Products      754.3       -        -         10%

Food Products              208.1     248.7    (16)%      (16)%
                        --------  --------
Consolidated Net Sales  $3,299.3  $1,977.9     67%        (1)%
                        ========  ========

                            Six Months     As Reported Pro Forma
($ in Millions)           Ended June 30,    %Increase  %Increase
Net Sales to Customers    1995      1994    (Decrease) (Decrease)
----------------------  --------  --------  ----------  ---------
Health Care Products
  Pharmaceuticals       $3,594.1  $2,443.1     47%         1%
  Consumer Health Care     880.9     788.2     12%         -
  Medical Supplies and
    Diagnostics            575.9     430.4     34%         6%
                        --------  --------
Total Health Care        5,050.9   3,661.7     38%         1%

Agricultural Products    1,339.2       -        -         18%

Food Products              400.2     460.2    (13)%      (13)%
                        --------  --------
Consolidated Net Sales  $6,790.3  $4,121.9     65%         3%
                        ========  ========

The following sales variation explanations by business line are presented on a pro forma basis:

     Worldwide pharmaceutical sales decreased 6% for the 1995 second quarter and increased 1% for the first half. U.S. pharmaceutical sales decreased 20% for the 1995 second quarter and 9% for the first half. The decline in 1995 second quarter and first half U.S. sales was due primarily to the Company's Wyeth-Ayerst domestic pharmaceutical division which changed the timing of trade incentive buying programs in the second quarter. As a result, sales of all major Wyeth-Ayerst product categories were lower for the 1995 second quarter and first half. The decrease in second quarter U.S. sales was comprised of unit volume decreases of 17% and price decreases of 3%. The decrease in first half

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
             Three Months and Six Months Ended June 30, 1995

     U.S. sales was attributable to unit volume decreases.

     International pharmaceutical sales increased 12% for the 1995 second quarter and 15% for the first half due primarily to higher sales of veterinary, infant nutritional and oral contraceptive products, TAZOCIN and PREMARIN, and favorable foreign exchange. The increase in second quarter international sales was comprised of unit volume increases of 2%, price increases of 3% and favorable foreign exchange of 7%. The increase in first half international sales was comprised of unit volume increases of 8%, price increases of 2% and favorable foreign exchange of 5%.

     Worldwide consumer health care sales increased 8% for the 1995 second quarter and were even for the first half. U.S. consumer health care sales decreased 2% for the 1995 second quarter and 8% for the first half. The decline in 1995 second quarter and first half U.S. sales was due to lower sales of analgesics due primarily to the timing of certain promotional programs. The decrease in second quarter U.S. sales was comprised of unit volume decreases of 3% offset by price increases of 1%. The decrease in first half U.S. sales was comprised of volume decreases of 9% offset by price increases of 1%. International consumer health care sales increased 32% for the 1995 second quarter and 24% for the first half due primarily to higher sales of cough/cold products, analgesics and vitamins, and favorable foreign exchange. The increase in second quarter international sales was comprised of unit volume increases of 22%, price increases of 7% and favorable foreign exchange of 3%. The increase in first half international sales was comprised of unit volume increases of 12%, price increases of 10% and favorable foreign exchange of 2%.

     Worldwide medical supplies and diagnostic product sales increased 6% for both the 1995 second quarter and first half due primarily to unit volume growth of tubes and catheters, tympanic thermometry products and enteral devices, and favorable foreign exchange. The increase in second quarter sales was comprised of unit volume increases of 1% and favorable foreign exchange of 5%. The increase in first half sales was comprised of volume increases of 3%, price decreases of 1% and favorable foreign exchange of 4%.

     Worldwide agricultural product sales increased 10% for the 1995 second quarter and 18% for the first half. U.S. sales decreased 2% for the 1995 second quarter as higher sales of PURSUIT and PROWL herbicides were offset by lower sales of SQUADRON and SCEPTER herbicides. U.S. sales increased 2% for the first half as higher sales of PURSUIT, PROWL and DETAIL herbicides were partially offset by lower sales of SQUADRON and SCEPTER herbicides. The decrease in second quarter U.S. sales was comprised of unit volume decreases of

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
             Three Months and Six Months Ended June 30, 1995

     3% offset by price increases of 1%. The increase in first half U.S. sales was comprised of unit volume increases of 1% and price increases of 1%. International agricultural product sales increased 28% for the 1995 second quarter and 47% for the first half due primarily to higher sales of PURSUIT and PROWL herbicides and other international crop protection products. The increase in second quarter international sales was comprised of unit volume increases of 16%, price increases of 1% and favorable foreign exchange of 11%. The increase in first half international sales was comprised of unit volume increases of 35%, price increases of 1% and favorable foreign exchange of 11%. As previously discussed, agricultural product sales and results of operations are concentrated primarily in the first half of the year.

     Sales of food products decreased 16% for the 1995 second quarter and 13% for the first half due principally to decreased sales of CHEF BOYARDEE canned pasta, PAM and POLANER due primarily to competitive new products and marketing activity, and the timing and extent of trade incentives, promotions and product introductions.

The tables below present comparative net sales for the second quarter and first half of 1995 by geographic segments. On a pro forma basis, the sales increases in foreign geographic segments, in particular, Europe and Africa, are due primarily to higher international unit volume sales of pharmaceutical, agricultural and consumer health care products, as well as favorable foreign exchange rates.
                           Three Months    As Reported Pro Forma
($ in Millions)            Ended June 30,   %Increase  %Increase
Net Sales to Customers    1995      1994    (Decrease) (Decrease)
----------------------  --------  --------  ---------- ----------
U.S.                    $1,829.4  $1,294.3      41%         (12)%
Canada and Latin America   293.2     220.3      33%          24 %
Europe and Africa          893.4     320.3     179%          16 %
Asia and Australia         283.3     143.0      98%          16 %
                        --------  --------
Consolidated Net Sales  $3,299.3  $1,977.9      67%          (1)%
                        ========  ========

                             Six Months    As Reported Pro Forma
($ in Millions)            Ended June 30,   %Increase  %Increase
Net Sales to Customers    1995      1994    (Decrease) (Decrease)
----------------------  --------  --------  ---------- ----------
U.S.                    $3,999.7  $2,788.9      43%         (7) %
Canada and Latin America   630.1     451.4      40%          21 %
Europe and Africa        1,630.1     613.3     166%          21 %
Asia and Australia         530.4     268.3      98%          22 %
                        --------  --------
Consolidated Net Sales  $6,790.3  $4,121.9      65%           3 %
                        ========  ========

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
             Three Months and Six Months Ended June 30, 1995

On a pro forma basis, cost of goods sold, as a percentage of net sales, increased .7% in the 1995 second quarter and 1.1% in the first half due, in part, to changes in product mix related to pharmaceutical and agricultural products.

On a pro forma basis, selling, administrative and general expenses, as a percentage of net sales, increased 2.0% in the 1995 second quarter and .8% in the first half. Lower selling and administrative expenses were offset by higher general expenses in both the 1995 second quarter and first half. Higher general expenses in the 1995 first half were due, in part, to the reversal of certain litigation reserves that no longer were required in the 1994 first quarter which lowered 1994 first half general expenses.

On a pro forma basis, research and development expenses decreased $13.4 million or 4.0% to $323.1 million for the 1995 second quarter, and decreased $18.7 million or 2.8% to $643.3 million for the first half due primarily to higher collaborative research and development revenues attributable to Genetics Institute, Inc., and acquisition related cost reductions.

Other (income) expense, net in the Consolidated Condensed
Statements of Income is summarized as follows:

                               As Reported          As Reported
                              Three Months           Six Months
(In thousands)               Ended June 30,        Ended June 30,
                            1995       1994       1995        1994
                          ---------   --------  ---------   --------
Interest Income.......... $ (28,472)  $(23,943) $ (70,539)  $(48,428)
Interest Expense.........   168,502     17,021    351,641     33,589
Foreign exchange
   and other.............   (21,159)    22,088    (36,146)    38,051
Gain on the sale of oral
   health care business..       -          -     (959,845)       -
Gains on sales of
   other assets..........   (20,195)   (76,131)   (32,552)   (80,684)
                          ---------   --------  ---------   --------
Total.................... $  98,676   $(60,965) $(747,441)  $(57,472)
                          =========   ========  =========   ========

On an as reported basis, income before taxes increased in the second quarter of 1995 compared to the second quarter of 1994 due primarily to the 1994 second quarter restructuring charge of $173.7 million, which was partially offset by gains on sales of assets of $75.8 million recorded in the same period. Cyanamid's income before taxes for the 1995 second quarter, which includes acquisition related cost savings, interest expense and goodwill amortization, offset the effect of the lower sales of Wyeth-Ayerst's domestic pharmaceuticals.

On an as reported basis, income before taxes increased in the

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
             Three Months and Six Months Ended June 30, 1995

1995 first half versus 1994 due primarily to the pre-tax gain of $959.8 million on the sale of the South American oral health care business in January 1995, and the 1994 second quarter restructuring charge as noted above. In the 1995 first half segment tables below, $814.9 million of this gain is included in Health Care Products and Canada and Latin America; the remaining $144.9 million is included in Corporate and United States. Excluding this gain, income before taxes would have been $999.5 million for the 1995 first half versus $896.3 million in 1994. Cyanamid's income before taxes for the 1995 first half, which includes acquisition related cost savings, interest expense and goodwill amortization, mostly offset the effect of the lower sales of Wyeth-Ayerst's domestic pharmaceuticals. Acquisition related interest expense and goodwill amortization have been included in Corporate and United States in the segment tables below until the evaluation of fair values of net assets acquired is finalized.

                              As Reported         As Reported
                             Three Months          Six Months
($ in Millions)              Ended June 30,      Ended June 30,
Income Before Taxes         1995       1994      1995       1994
-------------------        -------    ------   --------    ------
Health Care Products       $ 482.9    $228.1   $1,916.6    $770.4
Agricultural Products        228.6       -        372.1       -
Food Products                 14.5      30.0       25.1      50.7
Corporate                   (293.3)     60.7     (354.5)     75.2
                           -------    ------   --------    ------
Consolidated Income
  Before Taxes             $ 432.7    $318.8   $1,959.3    $896.3
                           =======    ======   ========    ======

                              As Reported         As Reported
                             Three Months          Six Months
($ in Millions)              Ended June 30,      Ended June 30,
Income Before Taxes         1995       1994      1995       1994
-------------------        -------    ------   --------    ------
United States              $  55.5    $153.2   $  535.1    $585.2
Canada and Latin America      58.5      60.7      943.4     126.3
Europe and Africa            259.9      77.7      380.7     136.4
Asia and Australia            58.8      27.2      100.1      48.4
                           -------    ------   --------    ------
Consolidated Income
  Before Taxes             $ 432.7    $318.8   $1,959.3    $896.3
                           =======    ======   ========    ======

On an as reported basis, net income and net income per share for the 1995 second quarter were comparable to last year as Cyanamid's net earnings, which includes acquisition related cost savings, interest expense and goodwill amortization, offset the effect of the lower sales of Wyeth-Ayerst's domestic pharmaceuticals. The 1994 second quarter restructuring charge, gains on asset sales and reduction of certain tax accruals, in the aggregate, had no effect on net income or net income per share in 1994. On a pro forma basis, net income and net

         Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
               Three Months and Six Months Ended June 30, 1995

income per share for the 1994 second quarter would have been $319.9 million or $1.04 per share. The lower pro forma results for the 1995 second quarter were due primarily to the decrease in domestic pharmaceutical sales.

On an as reported basis, net income and net income per share for the 1995 first half increased due primarily to the after-tax gain on the sale of the oral health care business of $623.8 million or $2.03 per share. Excluding this gain, net income and net income per share for the 1995 first half would have been $698.4 million and $2.27 per share versus $715.8 million and $2.32 per share in 1994. Cyanamid's net earnings for the 1995 first half, which includes acquisition related cost savings, interest expense and goodwill amortization, mostly offset the effect of the lower sales of Wyeth-Ayerst's domestic pharmaceuticals. On a pro forma basis, net income and net income per share for the 1994 first half would have been $687.3 million or $2.23 per share. The higher pro forma results for the 1995 first half were due principally to increased international sales of agricultural products.

The Company is continuing its evaluation of the estimated fair values that were allocated to the net assets of Cyanamid. The evaluation is expected to result in adjustments to goodwill and will be finalized in 1995.

The Company is also currently in the process of implementing an integration plan for the operations acquired from Cyanamid. The integration plan is intended to eliminate excess production capacity, reduce overhead and realign the Company's resources to achieve its strategic objectives. The costs of this integration plan, related to AHP facilities and personnel, are expected to result in a restructuring charge in the second half of 1995. The restructuring charge associated with the integration plan will include provisions for facility shutdowns and relocations, and employee reassignments and severance benefits.


Health Care Reform and Competition
----------------------------------

Although various proposals for comprehensive health care reform were rejected by Congress in 1994, U.S. health care costs and coverage continue to be a subject of debate by the Congress in 1995. Similarly, in international markets, health care spending is subject to increasing governmental scrutiny, some of which is focused on pharmaceutical prices. While the Company cannot predict the impact proposed health care legislation will have on the Company's worldwide results of operations, the Company believes that the pharmaceutical industry will continue to play a very positive role in helping to contain global health care costs through the development of innovative products. However, it is expected that global market forces will continue to constrain price growth throughout 1995 and beyond.

The Company is not dependent on any one patent-protected product

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
             Three Months and Six Months Ended June 30, 1995

or line of products for a substantial portion of its revenues or profits. However, PREMARIN, the Company's conjugated estrogens product, which has not had patent protection for many years, does contribute significantly to sales and, more significantly, to profits. An FDA Advisory Committee was held in July 1995 to discuss relative differences in safety and efficacy among estrogen products and to advise the FDA on the activity of various estrogenic components in PREMARIN relative to the FDA's review of applications for generic conjugated estrogens. The FDA Advisory Committee concluded that there is insufficient data to assess whether any individual component or combination of components of PREMARIN, other than estrone and equilin, must be present to achieve clinical efficacy and safety. The Company cannot predict the timing or outcome of the FDA's action on currently pending applications for generic products. For further discussion on PREMARIN, see Item 1, Competition of the Company's

                                    -----------
1994 Annual Report on Form 10-K.


Liquidity, Financial Condition and Capital Resources
----------------------------------------------------

Cash and cash equivalents decreased $377 million in the first half of 1995 to $1.3 billion. Cash flow from the sale of businesses and other assets of $1.1 billion and available cash and cash equivalents were used principally for dividend payments of $461 million, long-term debt reduction of $1.3 billion and capital expenditures of $306 million. Due to the seasonality of the Agricultural Products business, a significant portion of the annual domestic sales are recorded in the first six months of the year; however, a majority of the related accounts receivable is not collected until the third quarter. As a result, cash flows from operating activities in the first half of 1995 are not indicative of the results to be expected for the 1995 third quarter, second half and full year.

Capital expenditures included the expansion of the Company's research and development facilities and continued strategic investments in manufacturing/distribution facilities worldwide.

In February 1995, the Company issued, under a $3.5 billion shelf registration statement, $1.0 billion of 7.70% notes due February 2000 and $1.0 billion of 7.90% notes due February 2005. Net proceeds from these issuances were used to repay commercial paper. The notes are unsecured and unsubordinated and may not be redeemed prior to maturity. In connection with the $2.0 billion note issue, the Company terminated $2.0 billion of interest rate swap agreements. The effect of terminating these swap agreements was deferred and will be amortized to interest expense over the five and ten-year terms of the related notes.

Management is confident that the cash flows from the combined businesses will be adequate to repay both the principal and

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
             Three Months and Six Months Ended June 30, 1995

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

          Additional lawsuits have been filed alleging injuries as a result of use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel, and there are currently pending more than 230 lawsuits in federal and state courts in 34 states and the District of Columbia. Fifty of these cases have been filed as class actions and the remainder are proceeding as individual suits.

          On June 29, 1995, an action was brought in the United States District Court for the Southern District of New York on behalf of plaintiffs and all similarly situated individuals who contracted paralytic poliomyelitis as a direct result of the administration of the Company's oral polio vaccine, ORIMUNE, or through contact with an immunized person. Plaintiffs seek compensatory and punitive damages on behalf of the putative class. Stuart, et al. v. American Cyanamid, et al.
          -------------------------------------------

          Additional suits have been brought against the Company in the Rite Aid line of lawsuits, which are described
                 --------
          in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. The additional federal actions, which have been or are expected to be consolidated for pretrial purposes (Brand Name
                                              ----------
          Prescription Drug Antitrust Litigation (MDL 997 M.D.
          --------------------------------------
          Pa.)), seek similar relief including treble damages in unspecified amounts and injunctive and other relief. Additionally, similar litigation is pending in various state courts, including class actions or purported class actions in Alabama, Wisconsin, Colorado, New York, Washington, Minnesota and California where six such actions have been consolidated.

          In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation will not have a material adverse effect on the Company's financial position but could be material to the results of operations in any one accounting period.


Item 4.   Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------

          (a) The matters described under item 4(c) below were submitted to a vote of security-holders, through the solicitation of proxies pursuant to Regulation 14 under the Securities Exchange Act, at the Annual Meeting of Stockholders held on April 26, 1995 (the "Annual Meeting").

          (b)  Not applicable.

          (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes):

               (i)  Election of directors:

               Nominee                       For          Withheld
               -------                       ---          --------

               Clifford L. Alexander, Jr.    263,938,625  2,918,973
               Frank A. Bennack, Jr.         265,739,631  1,117,967
               Robert G. Blount              265,789,643  1,067,955
               Robin Chandler Duke           265,518,537  1,339,061
               John D. Feerick               265,489,934  1,367,664
               Fred Hassan                   265,769,791  1,087,807
               John P. Mascotte              265,730,387  1,127,211
               Mary Lake Polan, M.D., Ph.D.  265,521,801  1,335,797
               John R. Stafford              265,733,170  1,124,428
               John R. Torell, III           265,723,271  1,134,327
               William Wrigley               265,781,812  1,075,786

               (ii) Ratification of the Appointment of Arthur
                    Andersen & Co., as independent public
                    accounts for 1995:

               For              Against         Abstain
               ---              -------         -------

               265,530,806      698,863         627,929

               (iii)Proposal to abolish political action
                    committee:

               For           Against         Abstain
               ---           -------         -------

               13,059,550    213,280,906     15,826,782

               There were 24,690,360 broker non-votes with reference to this item.

          (d)  Not applicable.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          a)   Exhibits
               --------

               Exhibit No.          Description
               -----------          -----------

               (27)                 Financial Data Schedule

          b)   Reports on Form 8-K
               -------------------

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

                    AMERICAN HOME PRODUCTS CORPORATION
                    ----------------------------------

                                Registrant


                   By  /s/ Paul J. Jones
                       ------------------------------
                                  Paul J. Jones
                            Vice President - Comptroller
                            (Duly Authorized Signatory
                            and Chief Accounting Officer)


Date: August 14, 1995

                               Exhibit Index
                               -------------



  Exhibit No.       Description
  -----------       -----------

     (27)           Financial Data Schedule

-Ex-1-