Form 10-Q
period 1995-09-30
AMERICAN HOME PRODUCTS CORP
filed 1995-11-14
CIK 5187

=====================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1995    Commission File Number 1-1225



                     AMERICAN HOME PRODUCTS CORPORATION
                     ----------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                          13-2526821
          --------                          ----------
(State or other jurisdiction of  (I.R.S. Employer Identification No.)
 incorporation or organization)


   Five Giralda Farms, Madison, N.J.                 07940
   ---------------------------------              ----------
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

                                        Yes  X         No
                                        ------         ------

     The number of shares of Common Stock outstanding as of the close of business on October 31, 1995:

                                               Number of
                    Class                  Shares Outstanding
      --------------------------------     ------------------
      Common Stock, $.33-1/3 par value        312,711,204

======================================================================

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES


                                 INDEX


                                                              Page No.
                                                              --------
Part I - Financial Information                                    2


     Item 1.   Financial Statements:


          Consolidated Condensed Balance Sheets -
            September 30, 1995 and December 31, 1994              3

          Consolidated Condensed Statements of Income -
            Three Months and Nine Months Ended
            September 30, 1995 and 1994                           4

          Consolidated Condensed Statements of Retained
            Earnings and Additional Paid-in Capital - Nine
            Months Ended September 30, 1995 and 1994              5

          Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended September 30, 1995 and 1994         6

          Notes to Consolidated Condensed Financial Statements    7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations      8-17


Part II - Other Information


     Item 1.   Legal Proceedings                                 18-19

     Item 6.   Exhibits and Reports on Form 8-K                  19

Signature                                                        20

Exhibit Index                                                    Ex-1

                     Part I - Financial Information
                     ------------------------------



AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1995 and December 31, 1994, the results of its operations for the three months and nine months ended September 30, 1995 and 1994, and its cash flows and the changes in retained earnings and additional paid-in capital for the nine months ended September 30, 1995 and 1994. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and its first and second quarter 1995 Form 10-Qs.

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In Thousands Except Per Share Amounts)

                                              Sept. 30,     Dec. 31,
                                                 1995         1994
                                             -----------  -----------
ASSETS
Cash and cash equivalents................... $ 1,866,860  $ 1,696,204
Marketable securities.......................     213,217      247,970
Accounts receivable less allowances.........   2,679,914    2,380,730
Inventories:
     Finished goods.........................   1,086,188    1,158,045
     Work in progress.......................     607,533      525,269
     Materials and supplies.................     564,706      562,836
                                             -----------  -----------
                                               2,258,427    2,246,150
Other current assets........................   1,019,932    1,250,192
                                             -----------  -----------
     Total Current Assets...................   8,038,350    7,821,246

Property, plant and equipment...............   5,936,016    5,458,075
     Less accumulated depreciation..........   1,949,573    1,646,145
                                             -----------  -----------
                                               3,986,443    3,811,930
Goodwill....................................   8,834,111    9,181,129
Other assets................................     918,331      860,507
                                             -----------  -----------
Total Assets                                 $21,777,235  $21,674,812
                                             ===========  ===========
LIABILITIES
Loans payable............................... $    84,311  $   113,284
Trade accounts payable......................   1,086,182    1,042,468
Accrued expenses............................   3,001,526    2,999,127
Accrued federal and foreign taxes...........     453,604      463,207
                                              ----------  -----------
     Total Current Liabilities..............   4,625,623    4,618,086

Long-term debt..............................   8,491,801    9,973,240
Accrued postretirement benefit
     obligation.............................     732,131      696,814
Other noncurrent liabilities................   2,071,244    1,809,153
Minority interests..........................     332,633      323,418

SHAREHOLDERS' EQUITY
$2 convertible preferred stock,
     par value $2.50 per share..............          88           91
Common stock, par value $.33-1/3 per share..     103,852      101,994
Additional paid-in capital..................   1,338,731    1,020,658
Retained earnings...........................   4,137,662    3,226,100
Currency translation adjustments............     (56,530)     (94,742)
                                             -----------  -----------
     Total Shareholders' Equity.............   5,523,803    4,254,101
                                             -----------  -----------
Total Liabilities and Shareholders' Equity   $21,777,235  $21,674,812
                                             ===========  ===========
      The accompanying notes are an integral part of these statements.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)


                                   Three Months           Nine Months
                                Ended September 30,    Ended September 30,

                                 1995        1994        1995        1994
                              ----------  ----------  ----------- ----------
Net sales.................    $3,257,789  $2,258,525  $10,048,118 $6,380,423
                              ----------  ----------  ----------- ----------
Cost of goods sold........     1,070,592     735,003    3,522,368  2,020,363
Selling, admin., and
  general expenses........     1,196,582     781,845    3,679,970  2,253,002
Research and development
  expenses................       341,329     179,470      984,617    532,289
Restructuring charge......       180,240         -        180,240    173,697
Interest expense..........       165,975      17,820      512,654     51,409
Other (income) exp., net..       (60,763)    (29,203)  (1,154,883)  (120,264)
                              ----------  ----------  ----------- ----------
Income before federal and
  foreign taxes...........       363,834     573,590    2,323,152  1,469,927

Provision for taxes.......        87,308     160,605      724,398    341,161
                              ----------  ----------  ----------- ----------
Net income................    $  276,526  $  412,985  $ 1,598,754 $1,128,766
                              ==========  ==========  =========== ==========

Net income per share of
  common stock............    $     0.89  $     1.35  $      5.18 $     3.67
                              ==========  ==========  =========== ==========
Dividends per share of
  common stock............    $     0.75  $     0.73  $      2.25 $     2.19
                              ==========  ==========  =========== ==========
Average number of common
  shares and common share
  equivalents of preferred
  stock outstanding during
  the period used in the
  computation of net income
  per share................      310,625     306,230      308,715    307,813




        The accompanying notes are an integral part of these statements.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                         AND ADDITIONAL PAID-IN CAPITAL
                                 (In Thousands)

                                          Nine Months Ended September 30,
RETAINED EARNINGS                               1995           1994
                                             ----------     ----------
   Balance, beginning of period              $3,226,100     $2,884,244

   Add: Net income                            1,598,754      1,128,766
                                             ----------     ----------
                                              4,824,854      4,013,010
                                             ----------     ----------

   Less: Cash dividends declared                693,991        673,727
         Cost of treasury stock acquired
           less amounts charged to capital        5,019        271,118
                                             ----------     ----------
                                                699,010        944,845
                                             ----------     ----------
   Unrealized gain (loss) on marketable
     securities                                  11,818         (9,122)
                                             ----------     ----------
   Balance, end of period                    $4,137,662     $3,059,043
                                             ==========     ==========


ADDITIONAL PAID-IN CAPITAL

   Balance, beginning of period              $1,020,658     $1,014,911

   Add: Excess over par value of common
          stock issued                          318,716         32,429

   Less: Cost of treasury stock acquired,
          less amounts charged to retained
          earnings                                  643         39,823
                                             ----------     ----------
   Balance, end of period                    $1,338,731     $1,007,517
                                             ==========     ==========



        The accompanying notes are an integral part of these statements.

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                              Nine Months Ended September 30,
                                                    1995         1994
                                                 ----------   ----------
Operating Activities
--------------------
Net income...................................    $1,598,754   $1,128,766
Adjustments to reconcile net income to net
  cash provided from operating activities:
  Gains on sales of businesses...............      (959,845)     (51,612)
  Gains on sales of other assets.............       (31,346)     (24,175)
  Depreciation and amortization..............       431,104      193,681
  Deferred income taxes......................       (15,165)    (122,214)
  Restructuring charge.......................       180,240      173,697
  Changes in working capital, net............      (456,522)    (332,122)
  Other items, net...........................       153,951      (34,952)
                                                 ----------   ----------
Net cash provided from operating activities..       901,171      931,069
                                                 ----------   ----------
Investing Activities
--------------------
Purchases of property, plant and equipment...      (478,474)    (316,634)
Proceeds from sales of businesses, net of
  cash sold..................................     1,519,059      113,539
Purchases of businesses, net of cash
  acquired...................................      (130,000)     (28,472)
Proceeds of marketable securities, net.......        46,571       20,623
Proceeds from sales of other assets, net.....       195,902       59,219
                                                 ----------   ----------
Net cash provided from/(used for) investing
  activities.................................     1,153,058     (151,725)
                                                 ----------   ----------
Financing Activities
--------------------
Dividends paid...............................      (693,991)    (673,727)
Net repayments of debt.......................    (1,510,412)       3,110
Purchases of treasury stock..................        (5,687)    (312,730)
Exercise of stock options....................       317,337       28,724
                                                 ----------   ----------
Net cash used for financing activities.......    (1,892,753)    (954,623)
                                                 ----------   ----------
Effects of exchange rates on cash balances...         9,180       14,804
                                                 ----------   ----------
Increase/(decrease)in cash and cash
  equivalents................................       170,656     (160,475)
Cash and cash equivalents, beginning
  of period..................................     1,696,204    1,936,834
                                                 ----------   ----------
Cash and cash equivalents, end of period.....    $1,866,860   $1,776,359
                                                 ==========   ==========
         The accompanying notes are an integral part of these statements. Supplemental Information
------------------------
  Interest payments                              $  538,738   $   45,696
  Income tax payments                            $  786,527   $  388,780

AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.   RESTRUCTURING CHARGE
          --------------------
          The 1995 third quarter results of operations include a pre-tax restructuring charge of $180.2 million ($117.2 million after-tax) to record the costs of implementing the integration plan for the American Cyanamid Company (ACY) acquisition related to American Home Products Corporation (AHP) operations. The integration plan will eliminate excess production capacity and facilities, reduce overhead and realign the Company's resources to achieve its strategic objectives. The restructuring charge, which is related to AHP personnel and facilities, includes provisions for severance and related outplacement benefits of $93.4 million to reduce the Company's workforce; reductions in the carrying values of certain assets related to manufacturing operations to be eliminated as part of the integration plan of $43.9 million; and production and administrative facility closure costs of $42.9 million. The restructuring charge excludes costs associated with ACY personnel and facilities as these costs were included in the overall evaluation of net assets acquired from ACY. The total workforce reduction, primarily in the pharmaceutical, consumer health care and medical supplies and diagnostic businesses, will be approximately 7,100 positions worldwide. The facilities affected include certain U.S. locations and multiple locations overseas.

Note 2.   OTHER (INCOME) EXPENSE, NET
          ---------------------------
          Other (income) expense, net for the nine months ended September 30, 1995 includes a pre-tax gain of $959.8 million on the sale of the South American oral health care business in January 1995.

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
          Three Months and Nine Months Ended September 30, 1995


Results of Operations
---------------------
Effective December 1, 1994, the Company consolidated the results of operations of ACY. As a result, significant variations exist when the results for the 1995 third quarter and first nine months are compared to those for the same periods of 1994 since the Company's 1995 operating results reflect ACY's operating results and related acquisition interest expense and goodwill amortization. Accordingly, management's discussion and analysis of results of operations for the 1995 third quarter and first nine months has been presented, for the most part, on a pro forma basis assuming the acquisition of ACY and other businesses had taken place on January 1, 1994, and excluding the sales of businesses disposed of in 1994 and 1995. The 1994 pro forma results of operations include the impact of adjustments for interest expense on ACY acquisition debt, amortization of goodwill and merger-related financing costs, and related income tax benefits. The 1994 pro forma results are not necessarily indicative of what actually would have occurred if the ACY acquisition had taken place on January 1, 1994, and do not reflect any cost savings from merger-related synergies. The 1994 pro forma amounts are consistent with those presented in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and Current Report on Form 8-K dated December 6, 1994.

On a pro forma basis, consolidated net sales increased 5% for the 1995 third quarter and increased 3% for the first nine months. The results reflect higher sales of international health care and worldwide agricultural products, partially offset by lower sales of domestic health care and food products. The increase in third quarter sales was comprised of unit volume increases of 4% and favorable foreign exchange of 1%. The increase in first nine months sales was comprised of price increases of 1% and favorable foreign exchange of 2%. Pro forma health care product segment sales increased 3% for the 1995 third quarter and increased 2% for the first nine months. Agricultural product sales increased 39% for the 1995 third quarter and 22% for the first nine months. Food product sales decreased 21% for the 1995 third quarter and 16% for the first nine months.

ACY's 1995 third quarter and first nine months results of operations, which include acquisition related cost savings, were more than offset by the dilutive effect of the interest expense and goodwill amortization related to the acquisition. Interest expense and goodwill amortization costs are expected to have a dilutive effect on earnings to be reported for the 1995 fourth

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
          Three Months and Nine Months Ended September 30, 1995


quarter and full year.

The following tables set forth net sales results by major product category and business segment together with percentage changes of the "As Reported" and "Pro Forma" net sales:

                           Three Months    As Reported Pro Forma
($ in Millions)        Ended September 30,  %Increase  %Increase
Net Sales to Customers     1995     1994    (Decrease) (Decrease)
----------------------   -------- --------  ----------  ---------
Health Care Products
  Pharmaceuticals        $1,909.0 $1,254.7     52%         6%
  Consumer Health Care      561.9    535.3      5%         1%
  Medical Supplies and
    Diagnostics             286.0    204.5     40%         3%
                         -------- --------
Total Health Care
    Products              2,756.9  1,994.5     38%         3%

Agricultural Products       292.0       -       -         39%

Food Products               208.9    264.0    (21)%      (21)%
                         -------- --------
Consolidated Net Sales   $3,257.8 $2,258.5     44%         5%
                         ======== ========

                           Nine Months     As Reported Pro Forma
($ in Millions)        Ended September 30,  %Increase  %Increase
Net Sales to Customers    1995      1994    (Decrease) (Decrease)
----------------------  --------- --------  ----------  ---------
Health Care Products
  Pharmaceuticals       $ 5,503.1 $3,697.8     49%         2%
  Consumer Health Care    1,442.8  1,323.5      9%         -
  Medical Supplies and
    Diagnostics             861.9    634.9     36%         5%
                        --------- --------
Total Health Care
    Products              7,807.8  5,656.2     38%         2%

Agricultural Products     1,631.2      -        -         22%

Food Products               609.1    724.2    (16)%      (16)%
                        --------- --------
Consolidated Net Sales  $10,048.1 $6,380.4     57%         3%
                        ========= ========

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
          Three Months and Nine Months Ended September 30, 1995


The following sales variation explanations are presented on a pro forma basis:

     Worldwide pharmaceutical sales increased 6% for the 1995 third quarter and 2% for the first nine months. U.S. pharmaceutical sales increased 1% for the 1995 third quarter and decreased 6% for the first nine months. The increase in third quarter U.S. sales was comprised of unit volume increases of 2% offset by price decreases of 1%. The decrease in first nine months U.S. sales includes the impact of a change in timing of trade incentive programs on Wyeth-Ayerst products in the 1995 second quarter, which affected all major Wyeth-Ayerst product categories, and declines in Lederle antibiotics and vaccines as anticipated. The decrease in first nine months U.S. sales was comprised of unit volume decreases of 5% and price decreases of 1%.

     International pharmaceutical sales increased 13% for the 1995 third quarter and 14% for the first nine months due primarily to higher sales of oral contraceptives, infant nutritionals, TAZOCIN and PREMARIN, and favorable foreign exchange. The increase in third quarter international sales was comprised of unit volume increases of 9%, price increases of 2% and favorable foreign exchange of 2%. The increase in first nine months international sales was comprised of unit volume increases of 7%, price increases of 2% and favorable foreign exchange of 5%.

     Worldwide consumer health care sales increased 1% for the 1995 third quarter and were even for the first nine months. U.S. consumer health care sales decreased 2% for the 1995 third quarter and 6% for the first nine months. The decrease in third quarter U.S. sales was due principally to lower sales of cough/cold products. The decline in first nine months U.S. sales was due to lower sales of analgesics attributable primarily to the timing of certain promotional programs. The decrease in third quarter U.S. sales was comprised of unit volume decreases of 3% offset by price increases of 1%. The decrease in first nine months U.S. sales was comprised of volume decreases of 7% offset by price increases of 1%.

     International consumer health care sales increased 8% for the 1995 third quarter and 18% for the first nine months due principally to higher sales of analgesics, cough/cold products, and vitamins, and favorable foreign exchange. The increase in third quarter international sales was comprised

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
          Three Months and Nine Months Ended September 30, 1995


     of unit volume increases of 3%, price increases of 4% and favorable foreign exchange of 1%. The increase in first nine months international sales was comprised of unit volume increases of 8%, price increases of 8% and favorable foreign exchange of 2%.

     Worldwide medical supplies and diagnostic product sales increased 3% for the 1995 third quarter and 5% for the first nine months due principally to higher international sales of the Sherwood product line, and favorable foreign exchange. The increase in third quarter sales was attributable primarily to favorable foreign exchange. The increase in first nine months sales was comprised of unit volume increases of 2% and favorable foreign exchange of 3%.

     Worldwide agricultural product sales increased 39% for the 1995 third quarter and 22% for the first nine months. U.S. sales increased in the 1995 third quarter and first nine months as unusually wet spring conditions resulted in the following: a shift in sales from pre-emergent herbicides to post-emergent herbicides; a shift in acreage from corn to soybeans; and an extended planting season into mid July. These factors resulted in higher third quarter sales of PURSUIT herbicide and other crop protection products partially offset by lower sales of COUNTER insecticide.
     U.S. sales increased 8% for the first nine months as higher sales of PURSUIT and PROWL herbicides and other crop protection products were partially offset by lower sales of SQUADRON and SCEPTER herbicides and COUNTER insecticide.
     The increase in third quarter U.S. sales was attributable to unit volume increases. The increase in first nine months U.S. sales was comprised of unit volume increases of 7% and price increases of 1%. Due to the seasonality of the U.S. agricultural business, a majority of U.S. agricultural product sales and results of operations are realized in the first half of the year.

     International agricultural product sales increased 23% for the 1995 third quarter and 40% for the first nine months due primarily to higher sales of PURSUIT and PROWL (marketed as STOMP internationally) herbicides, DELAN fungicide and other international crop protection products. The increase in third quarter international sales was comprised of unit volume increases of 22% and favorable foreign exchange of 1%. The increase in first nine months international sales was comprised of unit volume increases of 31%, price increases of 1% and favorable foreign exchange of 8%. Unit

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
          Three Months and Nine Months Ended September 30, 1995


     volume increases were due primarily to favorable weather conditions in Europe throughout the growing season.

     Sales of food products decreased 21% for the 1995 third quarter and 16% for the first nine months due principally to decreased sales of CHEF BOYARDEE canned pasta, PAM, POLANER and CRUNCH & MUNCH. The sales decrease was due primarily to competitive new products and marketing activity, and the timing and extent of trade incentives. The decrease in third quarter sales was attributable to unit volume decreases. The decrease in the first nine months sales was comprised of unit volume decreases of 17% offset by price increases of 1%.

The tables below present comparative net sales for the third quarter and first nine months of 1995 by geographic segments. On a pro forma basis, the sales increases in foreign geographic segments, in particular, Europe and Africa, are due primarily to higher international sales of healthcare and agricultural products, as well as favorable foreign exchange.

                           Three Months    As Reported Pro Forma
($ in Millions)        Ended September 30,  %Increase  %Increase
Net Sales to Customers     1995     1994    (Decrease) (Decrease)
----------------------   -------- --------  ---------- ----------
U.S.                     $1,952.8 $1,532.1      27%        (1)%
Europe and Africa           732.3    329.9     122%        15%
Canada and Latin America    310.8    249.6      25%        18%
Asia and Australia          261.9    146.9      78%         5%
                         -------- --------
Consolidated Net Sales   $3,257.8 $2,258.5      44%         5%
                         ======== ========

                            Nine Months    As Reported Pro Forma
($ in Millions)        Ended September 30,  %Increase  %Increase
Net Sales to Customers    1995      1994    (Decrease) (Decrease)
----------------------  --------- --------  ---------- ----------
U.S.                    $ 5,952.5 $4,321.0      38%        (5)%
Europe and Africa         2,362.4    943.2     150%        17%
Canada and Latin America    940.9    701.0      34%        26%
Asia and Australia          792.3    415.2      91%        15%
                        --------- --------
Consolidated Net Sales  $10,048.1 $6,380.4      57%         3%
                        ========= ========

On a pro forma basis, cost of goods sold, as a percentage of net sales, decreased 1.8% in the 1995 third quarter and increased

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
          Three Months and Nine Months Ended September 30, 1995


0.3% in the first nine months. The decrease in the 1995 third quarter was due primarily to changes in the pharmaceutical and agricultural product mix. The increase in the 1995 first nine months was due, in part, to changes in product mix and unfavorable manufacturing variances.

On a pro forma basis, selling, administrative and general expenses, as a percentage of net sales, decreased 2.2% in the 1995 third quarter and 0.4% in the first nine months. Lower selling and administrative expenses were due primarily to merger related synergies and were partially offset by increased general expenses in both the 1995 third quarter and first nine months. Higher general expenses in the 1995 first nine months were due, in part, to the reversal of certain litigation reserves that no longer were required in the 1994 first quarter which lowered 1994 first nine months general expenses.

On a pro forma basis, research and development expenses in the 1995 third quarter and first nine months were comparable with 1994 amounts.

On a pro forma basis, interest expense decreased in the 1995 third quarter and first nine months due primarily to long-term debt reduction and lower interest rates on ACY acquisition debt.

On an as reported basis, income before taxes, net income and net income per share decreased in the 1995 third quarter compared to 1994 due primarily to the 1995 third quarter restructuring charge which reduced income before taxes by $180.2 million and net income and net income per share by $117.2 million and $.38 per share. Excluding the 1995 third quarter restructuring charge, income before taxes was $544.1 million and net income and net income per share were $393.7 million and $1.27 per share for the 1995 third quarter versus income before taxes of $573.6 million and net income and net income per share of $413.0 million and $1.35 in 1994.

On a pro forma basis, net income and net income per share for the 1994 third quarter were $270.1 million and $.88 per share. Excluding the 1995 third quarter restructuring charge, the higher results for the 1995 third quarter were due primarily to lower interest expense, increased net sales, and cost savings from merger-related synergies with ACY and the Company's previously announced Organizational Effectiveness and Supply Chain programs.

On an as reported basis, income before taxes, net income and net income per share for the 1995 first nine months increased due

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
          Three Months and Nine Months Ended September 30, 1995


primarily to the gain on the sale of the oral health care business of $959.8 million before tax and $623.9 million and $2.02 per share after tax in the 1995 first quarter. Excluding this gain and the 1995 third quarter restructuring charge, income before taxes was $1,543.5 million and net income and net income per share were $1,092.0 million and $3.54 per share for the 1995 first nine months versus income before taxes of $1,567.8 million (excluding the 1994 second quarter restructuring charge of $173.7 million and gains on sales of assets of $75.8 million) and net income and net income per share of $1,128.8 million and $3.67 per share in 1994. The 1994 second quarter restructuring charge, gains on asset sales and reduction of certain tax accruals, in the aggregate, had no effect on net income or net income per share in 1994.

On a pro forma basis, net income and net income per share for the 1994 first nine months were $957.4 million or $3.11 per share. Excluding the 1995 first quarter gain on the sale of the oral health care business and the 1995 third quarter restructuring charge, the higher results for the 1995 first nine months were due principally to lower interest expense, increased net sales, and cost savings from merger-related synergies with ACY and the Company's previously announced Organizational Effectiveness and Supply Chain programs.

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
          Three Months and Nine Months Ended September 30, 1995


                           As Reported                As Reported
                          Three Months                Nine Months
($ in Millions)        Ended September 30,        Ended September 30,
Income Before Taxes     1995          1994      1995               1994
-------------------   -------        ------   --------           --------
Health Care Products  $ 544.9 (1)    $548.1   $2,461.5 (1)(2)    $1,318.5 (3)
Agricultural Products    10.2           -        382.3                -
Food Products            17.1          44.4       42.2               95.1
Corporate              (208.3)(4)     (18.9)    (562.8)(2)(4)        56.3 (3)
                      -------        ------   --------           --------
Consolidated Income
  Before Taxes        $ 363.9        $573.6   $2,323.2           $1,469.9
                      =======        ======   ========           ========

                          As Reported                 As Reported
                         Three Months                 Nine Months
($ in Millions)        Ended September 30,        Ended September 30,
Income Before Taxes     1995          1994      1995               1994
-------------------   -------        ------   --------           --------
United States         $ 229.1 (1)(4) $410.3   $  764.2 (1)(2)(4) $  995.5 (3)
Europe and Africa        34.7 (1)      74.0      415.4 (1)          210.4
Canada and Latin
      America            74.4 (1)      62.6    1,017.8 (1)(2)       188.9
Asia and Australia       25.7 (1)      26.7      125.8 (1)           75.1
                      -------        ------   --------           --------
Consolidated Income
  Before Taxes        $ 363.9        $573.6   $2,323.2           $1,469.9
                      =======        ======   ========           ========

(1) Includes the 1995 restructuring charge of $180.2 million identified as follows: Health Care Products ($180.2 million), United States ($66.2 million), Europe and Africa ($100.3 million), Canada and Latin America ($9.1 million) and Asia and Australia ($4.6 million).

(2) Includes the gain on sale of South American oral health care business of $959.8 million identified as follows: Health Care Products ($814.9 million), Corporate ($144.9 million), United States ($144.9 million) and Canada and Latin America ($814.9 million).

(3) Includes the 1994 restructuring charge of $173.7 million in Heath Care Products and United States partially offset by gains on sale of assets of $75.8 million in Corporate and United States.

(4) Includes ACY acquisition related interest expense and goodwill amortization of $129.6 million and $57.3 million, respectively, for the three months ended September 30, 1995 and $406.3 million and $171.9 million, respectively, for the nine months ended September 30, 1995 until the evaluation of fair values of ACY net assets acquired is finalized.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 1995


Health Care Reform and Competition
----------------------------------
U.S. health care costs and coverage continue to be a subject of debate by the Congress in 1995. Similarly, in international markets, health care spending is subject to increasing governmental scrutiny, some of which is focused on pharmaceutical prices. While the Company cannot predict the impact proposed health care legislation will have on the Company's worldwide results of operations, the Company believes that the pharmaceutical industry will continue to play a very positive role in helping to contain global health care costs through the development of innovative products. However, it is expected that global market forces will continue to constrain price growth throughout 1995 and beyond.

The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its revenues or profits. However, PREMARIN, the Company's conjugated estrogens product, which has not had patent protection for many years, does contribute significantly to sales and, more significantly, to profits. An FDA Advisory Committee was held in July 1995 to discuss relative differences in safety and efficacy among estrogen products and to advise the FDA on the activity of various estrogenic components in PREMARIN relative to the FDA's review of applications for generic conjugated estrogens. The FDA Advisory Committee concluded that there is insufficient data to assess whether or not any individual component or combination of components of PREMARIN, other than estrone and equilin, must be present to achieve clinical efficacy and safety. The Company cannot predict the timing or outcome of the FDA's action on currently pending applications for generic conjugated estrogen products. For further discussion on PREMARIN, see Item 1, Competition of the Company's 1994 Annual Report on Form 10-K.
-----------

Liquidity, Financial Condition and Capital Resources
----------------------------------------------------
Cash and cash equivalents increased $171 million in the first nine months of 1995 to $1.9 billion. Cash flows from operating activities of $901 million, proceeds from sales of businesses and other assets of $1.7 billion and proceeds from the exercise of stock options of $317 million were used principally for long-term debt reduction of $1.5 billion, dividend payments of $694 million and capital expenditures of $478 million.

In February 1995, the Company issued, under a $3.5 billion shelf registration statement, $1.0 billion of 7.70% notes due February

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations
          Three Months and Nine Months Ended September 30, 1995


2000 and $1.0 billion of 7.90% notes due February 2005. Net proceeds from these issuances were used to repay commercial paper. The notes are unsecured and unsubordinated and may not be redeemed prior to maturity.

On November 1, 1995, the Company proposed to Immunex Corporation, a majority owned subsidiary of the Company, a transaction pursuant to which the Company would acquire all of the outstanding shares of Immunex not already owned by the Company for $14.50 per share in cash, aggregating in excess of $266 million including fees and expenses, subject to the satisfaction of the requirements of a "Permitted Acquisition Transaction" set forth in the existing governance agreement between the Company and Immunex. On November 13, 1995, a special committee of Immunex's Board of Directors rejected the Company's transaction proposal.

Management is confident that the cash flows from the combined businesses will be adequate to repay both the principal and interest on the ACY acquisition financing.

                       Part II - Other Information
                       ---------------------------


Item 1.   Legal Proceedings
          -----------------
          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (the "Form 10-K").

          Additional lawsuits have been filed alleging injuries as a result of use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel, and there are currently pending more than 500 lawsuits in federal and state courts in 34 states and the District of Columbia. Sixty-two of these cases have been filed as class actions and the remainder are proceeding as individual suits.

          Additional suits have been brought against the Company in the Rite Aid line of lawsuits, which is described in the Form 10-K. The additional federal actions, which have been or are expected to be consolidated for pretrial purposes (Brand Name Prescription Drug
                            -----------------------------
          Antitrust Litigation (MDL 997 M.D. Pa.)), seek similar
          --------------------
          relief including treble damages in unspecified amounts and injunctive and other relief. Additionally, similar litigation is pending in various state courts, including class actions or purported class actions in Alabama, Arizona, Wisconsin, Colorado, New York, Washington, Minnesota and California where seven such actions have been consolidated.

          On March 7, 1994, an action was brought against the Company by Johnson & Johnson ("J&J") and Ortho Pharmaceutical Corporation ("Ortho") currently seeking $217 million in damages alleged to have arisen from a preliminary injunction which was granted in a patent infringement lawsuit brought by the Company and which had prevented J&J and Ortho from marketing an oral contraceptive containing norgestimate for approximately 10 months until it was overturned by the Court of Appeals for the Federal Circuit in a two-to-one decision. Thereafter, in the underlying action in the district court, the jury found against the Company on its claim of infringement. This verdict was recently affirmed by the Court of Appeals for the Federal Circuit.

          The U.S. Court of Appeals for the Sixth Circuit affirmed $2.8 million of the penalty imposed in U.S. v.

          Ekco Housewares, Inc. and reversed and remanded for further proceedings the remainder of the $4.6 million penalty. A petition for rehearing has been filed.

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

                   AMERICAN HOME PRODUCTS CORPORATION
                   ----------------------------------

                                Registrant


                   By  /s/ Paul J. Jones
                       -------------------------------
                                  Paul J. Jones
                            Vice President - Comptroller
                            (Duly Authorized Signatory
                            and Chief Accounting Officer)


Date: November 14, 1995

                              Exhibit Index
                              -------------


  Exhibit No.       Description
  -----------       -----------
     (27)           Financial Data Schedule




                                  Ex-1