Form 10-K405
period 1995-12-31
AMERICAN HOME PRODUCTS CORP
filed 1996-03-27
CIK 5187

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                       Commission file number
  December 31, 1995                                     1-1225
  -----------------                                     ------
                 AMERICAN HOME PRODUCTS CORPORATION
---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                13-2526821
------------------------------              ---------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification Number)

Five Giralda Farms, Madison, NJ                        07940-0874
-------------------------------                        ----------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code      (201) 660-5000
                                                        --------------
Securities registered pursuant to Section 12(b) of the Act:

                                         Name of Each Exchange On
     Title of Each Class                    Which Registered
----------------------------------       -----------------------
   $2 Convertible Preferred
    Stock, $2.50 par value               New York Stock Exchange
----------------------------------       -----------------------
Common Stock, $.33 - 1/3 par value       New York Stock Exchange
----------------------------------       -----------------------
 6 - 7/8% Notes due April 15, 1997       New York Stock Exchange
----------------------------------       -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                           Yes     X   No
                                           ---------   ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                  X
                                           --------

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing).

Aggregate market value at March 1, 1996      -       $31,551,007,000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

                                                        Outstanding at
                                                         March 1, 1996
                                                         -------------
Common Stock, $.33 - 1/3 par value                         315,188,641

Documents incorporated by reference: list hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statements; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933 (the listed documents should be clearly described for identification purposes).
(1) 1995 Annual Report to Shareholders - In Parts I, II and IV
---------------------------------------------------------------------
(2) Proxy Statement filed March 21, 1996 - In Parts III and IV
---------------------------------------------------------------------

                                 PART I
                                 ------

ITEM 1.  BUSINESS
         --------
         General
         -------
         American Home Products Corporation (the "Company"), a Delaware corporation organized in 1926, is engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in three business segments: health care products, agricultural products and food products. Health care products include branded and generic ethical pharmaceuticals, biologicals, nutritionals, consumer health care products, medical devices and animal biologicals and pharmaceuticals. The Company holds majority interests in Genetics Institute, Inc. and Immunex Corporation, each a biopharmaceutical company whose stock is publicly traded. Agricultural products include crop protection and pest control products such as herbicides, insecticides, fungicides and plant growth regulators. Food products include entrees, side dishes, spreadable fruit products, snacks and other food products.

         In late 1994, the Company acquired all of the outstanding common stock of American Cyanamid Company ("Cyanamid"). The aggregate purchase price to acquire all of Cyanamid including related fees and expenses was approximately $9.6 billion.

         Additional information relating to the Cyanamid acquisition and certain other acquisitions and divestitures is set forth in Note 2 of the Notes to Consolidated Financial Statements and in the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

         Unless stated to the contrary, or unless the context otherwise requires, references to the Company in this report include American Home Products Corporation and its subsidiaries.

         Industry Segments
         -----------------
         Financial information, by industry segment, for the three years ended December 31, 1995 is set forth on page 42 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

         The Company is not dependent on any single or major group of customers for its sales. The Company currently manufactures, distributes and sells a diversified line of products in three industry segments. The product designations appearing in differentiated type herein are trademarks.

    1.   HEALTH CARE PRODUCTS -

         Pharmaceuticals - This sector includes a wide variety of
         ---------------
         ethical pharmaceuticals and biological products for human and veterinary use which are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, managed care organizations and physicians. Some of these sales are made through large buying groups representing certain of these customers. Principal product categories for human use include women's health care, infant nutritional, cardiovascular, mental health, anti-inflammatory, anti-infective, anti-cancer, analgesic and vaccine products, as well as generics. Principal veterinary product categories include vaccines, anthelmintics and growth implants. The Company manufactures these products in the United States and Puerto Rico, and in 21 foreign countries.

         Sales of the women's health care products category in the aggregate accounted for more than 10% of consolidated net sales in 1995, 1994 and 1993. Except for sales of the women's health care products category, no single pharmaceutical product or other category of products accounted for more than 10% of consolidated net sales in 1995, 1994 or 1993. The operating income before taxes from the women's health care products category in the aggregate, and the PREMARIN line of products individually, accounted for more than 10% of consolidated operating income before taxes in 1995, 1994 and 1993.

         Consumer health care - The Company's over-the-counter health
         --------------------
         care products include analgesics, cough/cold/allergy remedies, vitamins and mineral supplements, hemorrhoidal and asthma relief items, and in-home diagnostic test products. These products are generally sold to wholesalers, retailers and managed care organizations, and are primarily promoted to consumers through advertising. These products are manufactured in the United States and Puerto Rico and in 17 foreign countries.

         No single consumer health care product or category of products accounted for more than 10% of consolidated net sales or operating income before taxes in 1995, 1994 or 1993.

         Medical Devices - Principal products in this segment include
         ---------------
         needles and syringes, tubes and catheters, tympanic and predictive thermometers, wound closure products, ophthalmic surgical equipment and pharmaceuticals, exercise equipment, arthroscopic instruments, diagnostic instrumentation, enteral feeding systems and access devices, and other hospital products which are promoted and sold principally to physicians, hospitals, other health care institutions and wholesalers. Buying groups also represent certain of these customers. In addition to the United States and Puerto Rico, these products are manufactured in 11 foreign countries.

         No single medical device product or category of products accounted for more than 10% of consolidated net sales or operating income before taxes in 1995, 1994 or 1993.

         Further information regarding the principal products in the Health Care Products segment and the principal markets served therein is included in the text on pages 14 through 23 and pages 25 through 27 of the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

    2.   AGRICULTURAL PRODUCTS -

         Principal products in this segment include herbicides, primarily the imidazolinone herbicides, insecticides and fungicides which are promoted to consumers worldwide through advertising and generally sold directly to wholesalers and retailers. In addition to the United States and Puerto Rico, these products are manufactured in nine foreign countries.

         No single agricultural product or category of products exceeded 10% of consolidated net sales or operating income before taxes in 1995 or 1994.

         Further information regarding the principal products in the Agricultural Products segment and the principal markets served therein is included on pages 23, 24 and 27 of the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

    3.   FOOD PRODUCTS -

         Products in this segment include prepared pastas and other entrees, side dishes, regional specialty foods, condiments, snack products, spreadable fruit products and other food products which are promoted to consumers through advertising and generally sold directly to wholesalers and retailers.

         No single food product or category of products exceeded 10% of consolidated net sales or operating income before taxes in 1995, 1994 or 1993.

         Further information regarding the principal products in the Food Products segment and the principal markets served therein is included on pages 26 and 27 of the Company's 1995 Annual Report to Shareholders, which information is incorporated herein by reference.

         Sources and Availability of Raw Materials
         -----------------------------------------
         Generally, raw materials and packaging supplies are purchased in the open market from various outside vendors. The loss of any one source of supply would not have a material adverse effect on the Company's consolidated financial position or results of operations.

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

         In the pharmaceuticals business, most of the Company's major products are no longer patent protected. The non-steroidal anti-inflammatory ("NSAID") LODINE remains under patent protection in the United States until early 1997. Other prescription products, such as the cardiovasculars INDERAL LA and INDERIDE LA remain patent protected until late 1997. The anti-depressant EFFEXOR will have patent protection into 2007. TETRAMUNE, a combination vaccine, will have patent protection until 2007. SUPRAX, a third-generation cephalosporin antibiotic, remains under patent protection until 2002. VERELAN, a calcium channel blocker, will have patent protection until 2006. PREMPRO, a combination estrogen and progestin product, will have patent protection until 2006.

         Sales in the consumer health care and medical devices businesses and food products segment are largely supported by the Company's trademarks and brand names. These trademarks and brand names are a significant part of the Company's business and have a perpetual life as long as they remain in use. See "Competition" below, for a discussion of generic and store brands competition.

         In the Agricultural Products segment, the imidazolinone herbicide products SCEPTER and PURSUIT will have patent protection until at least 2006.

         Seasonality
         -----------
         Sales and results of operations of the U.S. Agricultural Products business are seasonal and tend to be heavily concentrated in the first six months of each year. Sales of consumer health care products are affected by seasonal demand for cold/flu products and, as a result, second quarter results for consumer health care products tend to be lower than results in other quarters.

         Competition
         -----------
         HEALTH CARE PRODUCTS -

         The Company operates in the highly competitive health care industry which includes the ethical pharmaceutical, consumer health care and medical devices businesses. Within the ethical pharmaceutical business, the Company has many major multi-national competitors and numerous other smaller domestic and foreign competitors. Based on net sales, the

         Company believes it ranks within the top five of major competitors within this business category. The consumer health care business also has many competitors. Based on net sales, the Company believes it ranks within the top 10 of major competitors within this business category.

         The Company's competitive position in the Health Care Products segment is affected by several factors including resources available to develop, enhance and promote products, customer acceptance, product quality, patent protection, development of alternative therapies by competitors, scientific and technological advances, governmental reforms on pricing and generic substitutes. For prescription products, the growth of generic substitutes is further promoted by legislation, regulation and various incentives enacted and promulgated in both the public and private sectors. The continued growth of managed care organizations, such as health maintenance organizations ("HMOs") and pharmaceutical benefit management companies, has resulted in increased competitive pressures on health care products.

         PREMARIN, the Company's conjugated estrogens product, which has not had patent protection for many years, contributes significantly to sales and results of operations. PREMARIN is not currently subject to generic competition in the United States. A U.S. Food and Drug Administration (FDA) advisory committee meeting was held in July 1995 to discuss relative differences in safety and efficacy among estrogen products and to advise the FDA on the activity of various estrogenic components in PREMARIN relative to the FDA's review of applications for generic conjugated estrogens. The FDA advisory committee concluded that there is insufficient data to assess whether or not any individual component or combination of components of PREMARIN, other than estrone and equilin, must be present to achieve clinical efficacy and safety. The Company cannot predict the timing or outcome of the FDA's action on currently pending applications for generic conjugated estrogen products. While the introduction of generic competition ordinarily is expected to significantly impact the market for a brand name product, the extent of such impact on PREMARIN and related products cannot be predicted with certainty due to a number of factors, including the nature of the product and the introduction of the combination estrogen and progestin products PREMPRO and PREMPHASE.

         U.S. health care costs will continue to be debated during 1996. Similarly, in international markets, health care spending is subject to increasing governmental review, much of which is focused on pharmaceutical prices. While the Company cannot predict the impact proposed health care legislation may have on the Company's worldwide results of operations, the Company believes that the pharmaceutical industry will continue to play a very positive role in helping to contain global health care costs through the development of innovative products.

         The growth of generic and store brands continued to impact some of the Company's consumer health care branded product line categories in 1995 and is expected to continue during 1996. The medical devices business, particularly in the needle and syringe, and suture product lines, is also impacted by competitive market conditions which continue to place significant pressure on prices.

         AGRICULTURAL PRODUCTS -

         The Agricultural Products segment has over 40 competitors worldwide and ranks in the top 10 based on net sales. Among these companies, the top 10 competitors are multi-national, representing over 70% of the sales in the agrochemical market. Competitive factors include product efficacy, distribution channels and resource availability for development of new products and improvement of existing ones. There can also be generic competition when products are no longer patent protected.

         FOOD PRODUCTS -

         In the Food Products segment, product quality, price and relevance to changing family needs and tastes are important competitive factors. Additionally, the growth of store brands is a factor affecting competition in the food industry.

         GENERAL -

         In all business segments, advertising and promotional expenditures are significant costs to the Company and are necessary to effectively communicate information concerning the Company's products to health professionals, to the trade and to consumers.

         Research and Development
         ------------------------
         Worldwide research and development activities are focused on developing and bringing to market new drugs to treat and/or prevent some of the most serious health care problems. Research and development expenditures totaled $1,354,963,000 in 1995, $817,090,000 in 1994 and $662,689,000 in 1993, with approximately 78% of these expenditures in the ethical pharmaceutical area in 1995.

         The Company currently has 10 New Drug Applications and nine Supplemental Drug Applications filed with the FDA for review and 79 active Investigational New Drug Applications pending. During 1995, several major collaborative research and development arrangements continued with other pharmaceutical and biotechnology companies. Research and development projects continued at Genetics Institute, Inc., Immunex Corporation and at the Company's other health care operations. It is not anticipated, however, that the products developed as a result of these activities will contribute significantly to consolidated revenues or operating profits in the near future. The extent of subsequent contributions, if any, cannot presently be predicted. Additionally, the Agricultural Products segment has three products awaiting approval by the United States Environmental Protection Agency ("EPA").

         During 1995, the Company received FDA approval for the cardiovascular product CORDARONE I.V., PREMPRO and PREMPHASE single combination tablets and the OTC product ORUDIS KT
         (ketoprofen).

         Regulation
         ----------
         The Company's various health care, agricultural and food products are subject to regulation by government agencies throughout the world. The primary emphasis of these requirements is to assure the safety and effectiveness of the Company's products. In the United States, the FDA, under the Federal Food, Drug and Cosmetic Act (the "Act"), including several recent amendments to the Act, regulates many of the Company's health care and food products, including human and animal pharmaceuticals, vaccines, consumer health care products, medical devices and food products. The FDA's powers include the imposition of criminal and civil sanctions against companies, including seizures of regulated products and criminal sanctions against individuals. To facilitate compliance, the Company from time to time may institute voluntary compliance actions such as product recalls when it believes it is appropriate to do so. In addition, many states have similar regulatory requirements. Most of the Company's pharmaceutical products, and an increasing number of its consumer health care products, are regulated under the FDA's new drug approval processes, which mandate pre-market approval of all new drugs. Such processes require extensive time, testing and documentation for approval, resulting in significant costs for new product introductions. The FDA has exercised its enforcement powers more aggressively in recent years, increasing both the number and intensity of its factory inspections. The Company's pharmaceutical business is also affected by the Controlled Substances Act, administered by the Drug Enforcement Administration, which regulates strictly all narcotic and habit-forming drug substances. The Company devotes significant resources to dealing with the extensive federal and state regulatory requirements applicable to its products.

         Federal law also requires drug manufacturers to pay rebates to state Medicaid programs in order for their products to be eligible for federal matching funds under the Social Security Act. Additionally, a number of states are, or may be, pursuing similar initiatives for rebates and other strategies to contain the cost of pharmaceutical products. The federal Vaccines for Children entitlement program enables states to purchase vaccines at federal vaccine prices and limits federal vaccine price increases to the increase in the consumer price index. Federal and state rebate programs are expected to continue.

         The manufacture and sale of pesticides are regulated by the EPA. No new pesticide and no existing pesticide for a new use may be manufactured, processed or used without prior notice to the EPA. Outside the United States, agricultural chemicals are regulated by various agencies, often by standards which differ from those in the United States.

         Environmental
         -------------
         Certain of the Company's operations are affected by a variety of federal, state and local environmental protection laws and regulations and the Company has, in a number of instances, been notified of its potential responsibility relating to the generation, storage, treatment and disposal of hazardous waste. In addition, the Company has been advised that it may be a responsible party in several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), commonly known as Superfund. (See Item 3. Legal Proceedings.) In connection with the spin-off in 1993 by Cyanamid of Cytec Industries Inc. ("Cytec"), Cyanamid's former chemicals business, Cytec assumed the environmental liabilities relating to the chemicals businesses, except for the former chemical business site at Bound Brook, New Jersey. This assumption is not binding on third parties, and if Cytec were unable to satisfy these liabilities, they would, in the absence of other circumstances, be enforceable against Cyanamid.

         It is the Company's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimated. For further information on environmental matters, see Notes 3, 6 and 11 of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1995 Annual Report to Shareholders, which are incorporated herein by reference.

         Employees
         ---------
         At the end of 1995, the Company had 64,712 employees world-wide, with 36,734 employed in the United States including Puerto Rico. Approximately 22% of worldwide employees are represented by various collective bargaining groups. Relations with most organized labor groups remain relatively stable.

         Financial Information about the Company's Foreign and
         -----------------------------------------------------
         Domestic Operations
         -------------------
         Financial information about foreign and domestic operations for the three years ended December 31, 1995, as set forth on page 43 of the Company's 1995 Annual Report to Shareholders, is incorporated herein by reference.

         Certain Factors Affecting Future Performance
         --------------------------------------------
         Various factors could affect the future performance of the Company. These factors include, among others, the ability of the Company to develop and obtain regulatory approval for new products, the introduction of new products by competitors and other factors discussed or incorporated by reference in this report on Form 10-K, including factors described under the caption "Competition". The Company's future business could also be affected by developments relating to legislation, FDA and other governmental regulation, taxes, litigation, foreign currency exchange restrictions, foreign exchange rates and labor conditions.

 ITEM 2. PROPERTIES
         ----------
         The Company's executive offices and the headquarters for its domestic consumer health care and food products businesses are located in Madison, New Jersey. The Company's domestic and international pharmaceutical operations and its international consumer health care business are headquartered in three executive/administrative buildings in Radnor and St. Davids, Pennsylvania. The Company's principal medical devices business maintains its headquarters in St. Louis, Missouri. The Agricultural Products segment currently maintains its headquarters in Wayne, New Jersey. The Agricultural Products segment will be relocating its headquarters to Parsippany, New Jersey in late 1996. The Company's foreign subsidiaries and affiliates, which generally own their properties, have manufacturing facilities in 24 countries outside the United States. The following are the principal manufacturing plants (M) and research laboratories (R) of the Company:


         INDUSTRY SEGMENT

         Health Care Products:
            Andover, Massachusetts (M,R)
            Askeaton, Ireland (M)
            Canlubang, Philippines (M)
            Carolina, Puerto Rico (M)
            Catania, Italy (M)
            Chazy, New York (R)
            Deland, Florida (M)
            Fort Dodge, Iowa (M,R)
            Georgia, Vermont (M)
            Gosport, United Kingdom (M,R)
            Guayama, Puerto Rico (M)
            Havant, United Kingdom (M,R)
            Malvern, Pennsylvania (M)
            Marietta, Pennsylvania (M)
            Mexico City, Mexico (M)
            Montreal, Canada (M,R)

            Muenster, Germany (M)
            Newbridge, Ireland (M)
            Parramatta, Australia (M)
            Pearl River, New York (M,R)
            Princeton, New Jersey (R)
            Radnor, Pennsylvania (R)
            Richmond, Virginia (M,R)
            Rouses Point, New York (M,R)
            Smithfield, Australia (M)
            West Chester, Pennsylvania (M)

         Agricultural Products:
            Catania, Italy (M)
            Genay, France (M)
            Gravelines, France (M)
            Hannibal, Missouri (M)
            Paulina, Brazil (M)
            Princeton, New Jersey (R)
            Resende, Brazil (M)
            Schwabenheim, Germany (R)

         Food Products:
            Milton, Pennsylvania (M,R)
            Vacaville, California (M,R)

         All of the above properties are owned except the land and a 757,000 sq. ft. facility in Guayama, Puerto Rico, which is under a lease expiring in 2007 with options for renewal and purchase. The Company also owns or leases a number of other smaller properties in the United States which are used for manufacturing, warehousing and office space.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------
         The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims. Included among these cases are lawsuits arising out of the use of the Company's DTP and polio vaccines and its agricultural products.

         There are approximately 472 cases pending, predominantly in the United Kingdom, based primarily on alleged dependence on the tranquilizer ATIVAN. Substantially all of the cases in the United Kingdom have been supported by governmental legal aid funding. During 1994, the Legal Aid Board in England, where more than 1,100 cases had been pending, discontinued funding for the litigation and, as a result, only 34 cases remain pending in that jurisdiction. The Northern Ireland Legal Aid Board has also discontinued the funding of the litigation in that jurisdiction. In Scotland, where 266 cases remain, the Scottish Legal Aid Board has indicated that it will continue to fund the Scottish cases, although there has been no subsequent activity in the Scottish cases.

         The Company has been served with more than 600 lawsuits in federal and state courts alleging injuries as a result of use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel. Approximately 70 of the cases have been filed as class actions and the remainder are proceeding as individual suits. In June 1994, a class of women who have had removal difficulties, scarring and related injuries allegedly as a result of the NORPLANT SYSTEM was certified. Doe v. Wyeth-Ayerst Laboratories (Cir. Ct. Ill.,
                     --------------------------------
         Cook Cty. 1993). On March 5, 1996, the Doe court denied the plaintiffs' request to expand the scope of the class to include all women allegedly injured by the NORPLANT SYSTEM, on the grounds that such claims raise predominantly individual, rather than common, issues. The Company is seeking reconsideration of the original class certification which was limited to removal difficulties. On December 6, 1994, the Judicial Panel on Multi-District Litigation ("MDL") ordered that all NORPLANT SYSTEM lawsuits filed in federal court be consolidated in the U.S. District Court (E.D.Tex.) in Beaumont. The MDL plaintiffs have also requested class certification and the court has tentatively concluded, subject to further briefing and consideration, that certain specified issues satisfy the prerequisites for class action treatment. The Company will continue to contest class certification in this matter.

         On June 29, 1995, an action was brought in the U.S. District Court (S.D.N.Y.) on behalf of plaintiffs and all similarly situated individuals who allegedly contracted paralytic poliomyelitis as a direct result of the administration of the Company's oral polio vaccine, ORIMUNE, or through contact with an immunized person. Plaintiffs seek compensatory and punitive damages on behalf of the putative class. Stuart, et
                                                           ----------
         al. v. American Cyanamid, et al.
         --------------------------------
         On March 7, 1994, an action was brought against the Company by Johnson & Johnson ("J&J") and Ortho Pharmaceutical Corporation ("Ortho") currently seeking $217 million in damages alleged to have arisen from a preliminary injunction which was granted in a patent infringement lawsuit brought by the Company and which had prevented J&J and Ortho from marketing an oral contraceptive containing norgestimate for approximately 10 months until it was overturned by the Court of Appeals for the Federal Circuit in a two-to-one decision. Thereafter, in the underlying action in the district court, the jury found against the Company on its claim of infringement. This verdict was affirmed by the Court of Appeals for the Federal Circuit and certiorari was recently denied by the Supreme Court.

         On October 14, 1993, Rite Aid Corporation, Revco D.S. Inc. and other retail drug chains and retail pharmacies filed an action in U.S. District Court (M.D.Pa.) against the Company, other pharmaceutical manufacturers and a pharmacy benefit management company alleging that the Company and other defendants provided discriminatory price and promotional allowances to managed care organizations and others in violation of the Robinson-Patman Act. The complaint further alleges collusive conduct among the defendants related to the alleged discriminatory pricing in violation of the Sherman Antitrust Act as well as certain other violations of common law principles of unfair competition. Subsequently, numerous other cases, many of which are purported class actions brought on behalf of retail pharmacies and retail drug and grocery chains, were filed in various federal courts against the Company as well as other pharmaceutical manufacturers and wholesalers. These cases make one or more similar allegations of violations of federal or state antitrust or unfair competition laws. In addition, a mail order pharmacy plaintiff alleges that it was forced out of business and certain plaintiffs also allege that the defendants' patents covering brand name prescription drugs give the defendants power to enter into exclusionary arrangements with certain managed care customers and seek compulsory patent licenses. The various class actions were consolidated as a single class action (the "Consolidated Class Action") which alleges violations of Section 1 of the Sherman Act. All of the federal actions have been coordinated and consolidated for pretrial purposes under the caption In re Brand Name
                                             ----------------
         Prescription Drug Antitrust Litigation (MDL 997 N.D. Ill.).
         --------------------------------------
         These federal actions seek treble damages in unspecified amounts and injunctive and other relief. The court in the federal actions preliminarily approved a settlement among certain defendants, including the Company, and the Consolidated Class Action plaintiffs. The settlement is subject to final approval by the court, which must determine that the settlement is fair to the members of the plaintiff class of retail pharmacies. The settlement provides, among other things, for certain payments to be made by the settling defendants, over a period of three years, to the Consolidated Class Action plaintiffs. The Company's settlement payments (including payments to be made on behalf of Cyanamid) would total $42.5 million. The settlement also provides that it shall not be deemed or construed to be an admission or evidence of any violation of any statute or law or of any liability or wrongdoing by the Company or of the truth of any of the claims or allegations alleged in the Consolidated Class Action. The individual federal actions, including those brought by Rite Aid Corporation, Revco D.S. Inc. and other retail drug chains, remain pending against the Company. In addition to the federal actions, similar litigation on behalf of consumers or retail pharmacies has been brought in various state courts, including purported class actions in Alabama, Arizona, California, Colorado, District of Columbia, Maine, Michigan, Minnesota, New York, Washington and Wisconsin. These actions are all in various pre-trial stages. The actions in Colorado and Washington have been dismissed on pre-trial motions. Plaintiffs have appealed the dismissal of the Washington action.

         The Company has been involved in various antitrust suits and government investigations relating to its marketing and sale of infant formula. The antitrust lawsuits, which were commenced in various federal and state courts, alleged in general that the Company conspired with one or more of its competitors to fix prices of infant formula and to monopolize the market for infant formula products. As previously disclosed, the Company has settled most of the cases as well as a Federal Trade Commission ("FTC") proceeding. The Company is currently a defendant in litigation brought in federal court by the State of Louisiana. In Texas, a purported class action under the Texas Deceptive Trade Practices Act was dismissed. In Alabama, class certification was denied in a state court action on behalf of indirect purchasers. The Company is also a defendant in a purported class action brought in federal court under Massachusetts state law on behalf of indirect purchasers of infant formula in Massachusetts. The government agencies that have been conducting investigations of pricing and marketing practices in the infant formula industry include three state attorneys general. The Company has been advised that two other state attorneys general have terminated their investigations of the Company without any action. In addition, the Canadian Bureau of Competition Policy has closed inquiries into infant formula pricing and marketing practices in Canada.

         The FTC and state attorneys general have sought information concerning pricing practices relating to a marketing program for certain crop protection products. The FTC is also investigating allegations of concerted action in the pricing of pharmaceutical products. The FTC has closed an inquiry concerning Cyanamid's opposition to a petition by another company to the FDA to reclassify sutures and a patent infringement lawsuit against that company.

         In response to a subpoena from the New York State Attorney General, the Company has provided information relating to the Company's copromotion of Merck's osteoporosis drug FOSAMAX and disease management activities.

         Pursuant to an FTC consent order entered into by the Company in connection with the acquisition of Cyanamid, the Company divested the Wyeth-Ayerst tetanus and diphtheria vaccines businesses and has applied for FTC approval to license Cyanamid's rotavirus research. The FTC has modified the order, which also imposes certain reporting obligations, to require prior notice rather than prior FTC approval of certain acquisitions involving tetanus, diphtheria and rotavirus vaccines.

         As discussed in Item I, the Company is a party to, or otherwise involved in, legal proceedings under CERCLA directed at the cleanup of 70 Superfund sites, including the Cyanamid-owned Bound Brook, N.J. site. The Company's potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and, for others, the final costs of cleanup have not yet been determined. As assessments and cleanups proceed, these liabilities are reviewed periodically and are adjusted as additional information becomes available. Environmental liabilities are inherently unpredictable. The liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. The 70 Superfund sites exclude sites for which Cytec assumed full liability and agreed to indemnify Cyanamid but include certain sites for which there is shared responsibility between Cyanamid and Cytec. The Company has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

         During 1992, the U.S. Environmental Protection Agency filed an action against Ekco Housewares ("Ekco"), a former subsidiary of the Company, in U.S. District Court (N.D. Ohio) alleging violation of federal and state financial assurance regulations in connection with the required closure of a lagoon at Ekco's Massillon, Ohio facility. The Company assumed the defense of the action pursuant to an indemnification agreement. In January 1994, the court entered judgment against Ekco in the amount of $4,606,000, concluding that Ekco had violated regulations governing the posting of financial assurance for closure, post-closure and liability coverage. On appeal, the U.S. Court of Appeals for the Sixth Circuit affirmed $2.8 million of the judgment and reversed and remanded the remainder.

         For information concerning certain litigation involving Genetics Institute, Inc., see Part I, Item 3 of the Genetics Institute, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995, which Item is incorporated herein by reference.

         For information concerning certain litigation involving
         Immunex Corporation, see Part I, Item 3 of the Immunex
         Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1995, which Item is incorporated herein by reference.

         In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation and other matters described above will not have a material adverse effect on the Company's consolidated financial position but could be material to the results of operation in any one accounting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
         None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 27, 1996
---------------------------------------------------------
Each officer is elected to hold office until a successor is chosen or until earlier removal or resignation. None of the executive officers is related to another:

                                                           Elected to
     Name           Age  Offices and Positions               Office
     ----           ---  ---------------------             ----------
John R. Stafford     58  Chairman of the Board,           December 1986
                           President and Chief Executive
                           Officer, Chairman of Executive,
                           Finance, Operations and
                           Nominating Committees

  Business Experience:   1991 to date, Chairman
                           of the Board, President
                           and Chief Executive
                           Officer (President to May
                           1990 and from February 1994)


Robert G. Blount     57  Senior Executive Vice President, October 1995
                           Director, Member of Executive,
                           Finance and Operations
                           Committees

  Business Experience:   1991 to October 1995, Executive
                           Vice President
                         October 1995 to date, Senior
                           Executive Vice President

Fred Hassan          50  Executive Vice President,        October 1995
                           Director, Member of Finance
                           and Operations Committees

  Business Experience:   To March 1993,
                           President, Wyeth-Ayerst
                           Laboratories Division
                         March 1993 to May 1993,
                           Group Vice President,
                         May 1993 to October 1995, Senior
                           Vice President
                         October 1995 to date, Executive
                           Vice President

Stanley F. Barshay   56  Senior Vice President            August 1987
                           Member of Finance and Oper-
                           ations Committees

  Business Experience:   1991 to date, Senior
                           Vice President

                                                          Elected to
     Name           Age  Offices and Positions              Office
     ----           ---  ---------------------            ----------
Joseph J. Carr       53  Senior Vice President            May 1993
                           Member of Finance and Oper-
                           ations Committees

  Business Experience:   To April 1991, Vice President
                         April 1991 to May 1993, Group
                           Vice President
                         May 1993 to date, Senior Vice
                           President

Louis L. Hoynes, Jr. 60  Senior Vice President and        November 1990
                           General Counsel
                           Member of Finance and
                           Operations Committees

  Business Experience:   1991 to date, Senior
                           Vice President and General
                           Counsel

William J. Murray    50  Senior Vice President            October 1995
                           Member of Finance and
                           Operations Committees

  Business Experience:   To September 1992, President,
                           Agricultural Division,
                           American Cyanamid Company
                         September 1992 to January 1995,
                           Group Vice President,
                           American Cyanamid Company
                         January 1995 to October 1995,
                           Vice President
                         October 1995 to date, Senior
                           Vice President

David M. Olivier     52  Senior Vice President            January 1996
                           Member of Finance and
                           Operations Committees

  Business Experience:   To January 1996, President,
                           Wyeth-Ayerst International,
                           Inc.
                         January 1996 to date, Senior
                           Vice President

John R. Considine    45  Vice President - Finance        February 1992
                           Member of Finance and
                           Operations Committees

  Business Experience:   To February 1992,
                           Vice President and Treasurer
                         February 1992 to date, Vice
                           President - Finance

                                                           Elected to
   Name             Age  Offices and Positions               Office
   ----             ---  ---------------------             ----------
Paul J. Jones        50  Vice President and Comptroller   May 1995
                           Member of Finance Committee

  Business Experience:   To April 1995, Senior Vice
                           President - Finance and
                           Administration, Wyeth-Ayerst
                           Laboratories Division
                         May 1995 to date, Vice Presi-
                           dent and Comptroller

Rene R. Lewin        49  Vice President - Human           May 1994
                          Resources, Member of Finance
                          Committee

  Business Experience:   To May 1994, Executive Director
                           Human Resources - Worldwide
                           Pharmaceutical Division,
                           Eli Lilly and Company
                         May 1994 to date, Vice
                           President - Human Resources

David Lilley         49  Vice President                   January 1995
                           Member of Finance and
                           Operations Committees

  Business Experience:   To November 1991, Vice
                           President, Cyanamid Interna-
                           tional Lederle Division
                         November 1991 to March 1992,
                           President, Cyanamid Interna-
                           tional Chemicals Division
                         March 1992 to January 1995,
                           Group Vice President,
                           American Cyanamid Company
                         January 1995 to date, Vice
                           President

Thomas M. Nee        56  Vice President - Taxes           May 1986
                           Member of Finance Committee

  Business Experience:   1991 to date, Vice President -
                           Taxes

                                PART II
                                -------


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
         ----------------------------------------------------
         The New York Stock Exchange is the principal market on which the Company's common stock is traded. Tables showing the high and low sales price for the stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as shown on page 45 of the Company's 1995 Annual Report to Shareholders, are incorporated herein by reference.

         There were 68,045 holders of record of the Company's common stock as of March 1, 1996.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
         The data with respect to the last five fiscal years, appearing in the Ten-Year Selected Financial Data presented on pages 28 and 29 of the Company's 1995 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         -------------------------------------------------
         Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 46 through 49 of the Company's 1995 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------
         The Consolidated Financial Statements and Notes on pages 30 through 43 of the Company's 1995 Annual Report to Share-holders, the Report of Independent Public Accountants and the Management Report on Financial Statements on page 44, and Quarterly Financial Data on page 45, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------------------------------
         None.

                                PART III
                                --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------
    (a) Information relating to the Company's directors is incorporated herein by reference to pages 2 through 4 of a definitive proxy statement filed with the Securities and Exchange Commission on March 21, 1996 ("the 1996 Proxy
         Statement").

    (b) Information relating to the Company's executive officers as of March 27, 1996 is furnished in Part I hereof under a separate unnumbered caption ("Executive Officers of the Registrant as of March 27, 1996").

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------
         Information relating to executive compensation is in-corporated herein by reference to pages 7 through 12 of the 1996 Proxy Statement. Information with respect to compensation of directors is incorporated herein by reference to page 5 of the 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT
         ---------------------------------------------------
         Information relating to security ownership is incorporated by reference to page 6 of the 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
         None.

                                      III-1

                                 PART IV
                                 -------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K
         ---------------------------------------------------
  (a) 1. Financial Statements
         --------------------
         The following Consolidated Financial Statements, related
         Notes and Report of Independent Public Accountants, included on pages 30 through 44 of the Company's 1995 Annual Report to Shareholders, are incorporated herein by reference.

                                                           Pages
                                                           -----
         Consolidated Balance Sheets as of
           December 31, 1995 and 1994                        30

         Consolidated Statements of Income
           for the years ended December 31,
           1995, 1994 and 1993                               31

         Consolidated Statements of Retained
           Earnings and Additional Paid-in
           Capital for the years ended
           December 31, 1995, 1994 and 1993                  32

         Consolidated Statements of Cash Flows
           for the years ended December 31, 1995,
           1994 and 1993                                     33

         Notes to Consolidated Financial Statements         34-43

         Report of Independent Public Accountants            44

  (a) 2. Financial Statement Schedules
         -----------------------------
         The following consolidated financial information is included in Part IV of this report:
                                                           Pages
                                                           -----
         Report of Independent Public Accountants
           on Supplemental Schedule                         IV-7

         Schedule II -  Valuation and Qualifying
                          Accounts for the years
                          ended December 31, 1995,
                          1994 and 1993                     IV-8


         Schedules other than those listed above are omitted because they are not applicable.

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

      (3.1) The Registrant's Restated Certificate of Incorporation as amended to date.

      (3.2) By-Laws, as amended to date, is incorporated herein by reference to Exhibit (3.2) of the Registrant's Form 10-K for the year ended December 31, 1992.

      (4.1) Indenture, dated as of April 10, 1992, between American Home Products Corporation and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company), as Trustee, is incorporated by reference to Registrant's Form 8-A dated August 25, 1992.

      (4.2) Supplemental Indenture, dated October 13, 1992, between American Home Products Corporation and Chemical Bank (as successor by merger to Manufacturers Hanover Trust Company) as Trustee, incorporated by reference to Registrant's Form 10-Q for the quarter ended September 30, 1992.

      (10.1) A Credit Agreement, dated as of September 9, 1994, among American Home Products Corporation, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, as agent for the lenders thereunder, filed as Exhibit (11(b)(2)) in Amendment No. 7 to the
               Schedule 14D-1 is hereby incorporated herein by reference.

  (a) 3.   Exhibits
           --------

      Exhibit No.                 Description
      -----------                 -----------

      (10.2) B Credit Agreement, dated as of September 9, 1994, among American Home Products Corporation, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, as agent for the lenders thereunder, filed as Exhibit (11(b)(3)) in Amendment No. 7 to the
               Schedule 14D-1 is hereby incorporated herein by reference.

      (10.3) First Amendment to A Credit Agreement, dated as of August 4, 1995, among American Home Products Corporation, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, as agent for the lenders thereunder.

      (10.4) First Amendment to B Credit Agreement, dated as of August 4, 1995, among American Home Products Corporation, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, as agent for the lenders thereunder.

      (10.5) * 1978 Stock Option Plan, as amended to date, is incorporated herein by reference to Exhibit (10.2) of the Registrant's Form 10-K for the year ended December 31, 1990.

      (10.6) * 1980 Stock Option Plan, as amended is incorporated by reference to Exhibit (10.3) of the Registrant's Form 10-K for the year ended December 31, 1991.

      (10.7) * Amendment to the 1980 Stock Option Plan.

      (10.8) * 1985 Stock Option Plan, as amended is incorporated by reference to Exhibit (10.4) of the Registrant's Form 10-K for the year ended December 31, 1991.

      (10.9) * Amendment to the 1985 Stock Option Plan.


      *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

  (a) 3.   Exhibits
           --------

      Exhibit No.                 Description
      -----------                 -----------

      (10.10)* Management Incentive Plan, as amended to date, is incorporated herein by reference to Exhibit (10.5) of the Registrant's Form 10-K for the year ended December 31, 1990.

      (10.11)* Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10.6) of the Registrant's Form 10-K for the year ended December 31, 1990.

      (10.12)* 1990 Stock Incentive Plan is incorporated herein by reference to Exhibit (28) of the Registrant's Form S-8 Registration Statement File No. 33-41434 under the
               Securities and Exchange Act of 1933, filed June 28, 1991.

      (10.13)* Amendment to the 1990 Stock Incentive Plan.

      (10.14)* 1993 Stock Incentive Plan is incorporated herein by reference to Exhibit (I) of the Registrant's Proxy
               Statement filed March 17, 1994.

      (10.15)* Amendment to the 1993 Stock Incentive Plan.

      (10.16)* 1994 Restricted Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit II of the Registrant's Proxy Statement filed March 17, 1994.

      (10.17)* Form of Deferred Compensation Agreement.

      (10.18)* Form of American Home Products Corporation Restricted
               Stock Performance Award Agreement under the 1993 Stock Incentive Plan for awards granted in 1994 is incorporated herein by reference to Exhibit (10.12) of the Registrant's Form 10-K for the year ended December 31, 1994.

      (10.19)* Form of Amendment to the American Home Products
               Corporation Restricted Stock Performance Award Agreement under the 1993 Stock Incentive Plan relating to the 1994 awards is incorporated herein by reference to Exhibit (10.13) of the Registrant's Form 10-K for the year ended December 31, 1994.


      *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

  (a) 3.   Exhibits
           --------

      Exhibit No.                 Description
      -----------                 -----------

      (10.20)* Form of American Home Products Corporation Restricted
               Stock Performance Award Agreement under the 1993 Stock Incentive Plan for award grants in 1995-1997.

      (10.21)* American Home Products Corporation Savings Plan, as amended, is incorporated herein by reference to Exhibit 99 of the Registrant's Form S-8 Registration Statement File No. 33-50149 under the Securities and Exchange Act of 1933, filed September 1, 1993.

      (10.22)* American Home Products Corporation Retirement Plan for
               Outside Directors, as amended on January 27, 1994 is herein incorporated by reference to Exhibit (10.12) of the Registrant's Form 10-K for the year ended December 31, 1993.

      (10.23)* Restricted Stock Trust Agreement under the 1993 Stock
               Incentive Plan.

      (10.24)* 1996 Stock Incentive Plan, as approved by the Board of
               Directors on January 25, 1996 subject to the approval of stockholders at the April 1996 Annual Meeting.

      (10.25)* Nonfunded Deferred Compensation Plan for Directors, as amended as of January 25, 1996.

      (10.26)* Form of American Home Products Corporation Stock Option
               Agreement.

      (10.27)* Form of American Home Products Corporation Special Stock
               Option Agreement (phased vesting).

      (10.28)* Form of American Home Products Corporation Special Stock
               Option Agreement (three-year vesting).

      (10.29) Agreement and Plan of Merger dated as of September 19, 1991 among Genetics Institute, Inc. ("G.I."), Registrant, AHP Biotech Holdings, Inc. and AHP Merger Subsidiary Corporation, is incorporated herein by reference to Exhibit (I) of Registrant's Schedule 13D dated January 24, 1992 filed with respect to the common stock of G.I. ("Schedule 13D").


      *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

  (a) 3.   Exhibits
           --------

      Exhibit No.                 Description
      -----------                 -----------

      (10.30) Depositary Agreement dated as of January 16, 1992 among Registrant, AHP Biotech Holdings, Inc., G.I. and The First National Bank of Boston, as Depositary, is incorporated herein by reference to Exhibit (II) of the Registrant's Schedule 13D.

      (10.31) Governance Agreement dated as of January 16, 1992 among Registrant, AHP Biotech Holdings, Inc. and G.I., is incorporated herein by reference to Exhibit (III) of the Registrant's Schedule 13D.

      (11)     Computation of Per Share Earnings.

      (12)     Computation of Ratio of Earnings to Fixed Charges.

      (13) 1995 Annual Report to Shareholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

      (21)     Subsidiaries of the Registrant.

      (23) Consent of Independent Public Accountants relating to their report dated January 24, 1996, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339) and on Form S-8
               (File Nos. 2-96127, 33-24068, 33-41434, 33-53733, 33-
               55449, 33-45970, 33-14458, 33-50149 and 33-55456) by
               reference to the Form 10-K of the Registrant filed for the year ended December 31, 1995.

      (27)     Financial Data Schedule.

      (99.1) The Part I, Item 3 Legal Proceedings (pages 27-28) section of Genetics Institute Inc.'s Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 1, 1996, is incorporated herein by reference.

      (99.2) The Part I, Item 3 Legal Proceedings (pages 16 and 17) section of Immunex Corporation's Report on Form 10-K for the fiscal year ended December 31, 1995, filed on March 18, 1996, is incorporated herein by reference.

  (b) Reports on Form 8-K
      -------------------

      None

           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
           ----------------------------------------






To American Home Products Corporation:


   We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in American Home Products Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                         ARTHUR ANDERSEN LLP







New York, N.Y.
January 24, 1996

                                                         SCHEDULE II


           American Home Products Corporation and Subsidiaries
            Schedule II -- Valuation and Qualifying Accounts
           For the Years Ended December 31, 1995, 1994 and 1993
                          (Dollars in thousands)


     Column A                  Column B  Column C   Column D  Column E

                               Balance                         Balance
                                 at                              at
                              Beginning Additions  Deductions  End of
   Description                of Period    (B)        (A)      Period
   -----------                --------- ---------  ---------- --------
Year ended 12/31/95:
  Allowance for doubtful
    accounts                  $ 77,985  $ 32,186   $  2,007   $108,164
  Allowance for cash discounts  21,483   240,871    234,909     27,445
  Allowance for deferred tax
    assets                     250,976    45,604     89,936    206,644
                              --------  --------   --------   --------
                              $350,444  $318,661   $326,852   $342,253
                              ========  ========   ========   ========

Year ended 12/31/94:
  Allowance for doubtful
    accounts                  $ 25,631  $ 58,752   $  6,398   $ 77,985
  Allowance for cash discounts  20,318   151,783    150,618     21,483
  Allowance for deferred tax
    assets                      91,363   228,542     68,929    250,976
                              --------  --------   --------   --------
                              $137,312  $439,077   $225,945   $350,444
                              ========  ========   ========   ========

Year ended 12/31/93:
  Allowance for doubtful
    accounts                  $ 23,702  $  7,101   $  5,172   $ 25,631
  Allowance for cash discounts  15,203   148,013    142,898     20,318
  Allowance for deferred tax
    assets                     101,324      --        9,961     91,363
                              --------  --------   --------   --------
                              $140,229  $155,114   $158,031   $137,312
                              ========  ========   ========   ========

(A) Represents amounts used for the purposes for which the accounts were created and reversal of amounts no longer required.

(B) Balances for 1994 reflect the acquisition of Cyanamid effective December 1, 1994.

                               SIGNATURES
                               ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 AMERICAN HOME PRODUCTS CORPORATION
                                 ----------------------------------
                                            (Registrant)


March 27, 1996                 By /S/     Robert G. Blount
                                  ---------------------------------
                                           Robert G. Blount
                                   Senior Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signatures                      Title                    Date
       ----------                      -----                    ----

Principal Executive Officer:


/S/  John R. Stafford            Chairman, President       March 27, 1996
-------------------------------
     John R. Stafford            and Chief Executive
                                 Officer

Principal Financial Officer:


/S/  Robert G. Blount            Senior Executive Vice     March 27, 1996
--------------------------------
     Robert G. Blount            President and Director

Principal Accounting Officer:


/S/  Paul J. Jones               Vice President and        March 27, 1996
-------------------------------
     Paul J. Jones               Comptroller


Directors:


/S/  Clifford L. Alexander, Jr.  Director                  March 27, 1996
-------------------------------
     Clifford L. Alexander, Jr.


/S/  Frank A. Bennack, Jr.       Director                  March 27, 1996
-------------------------------
     Frank A. Bennack, Jr.


/S/  Robin Chandler Duke         Director                  March 27, 1996
-------------------------------
     Robin Chandler Duke

                          ----------------------

       Signatures                      Title                    Date
       ----------                      -----                    ----

/S/  John D. Feerick             Director                  March 27, 1996
-------------------------------
     John D. Feerick


/S/  Fred Hassan                 Director                  March 27, 1996
-------------------------------
     Fred Hassan

/S/  John P. Mascotte            Director                  March 27, 1996
-------------------------------
     John P. Mascotte


/S/  Mary Lake Polan M.D., Ph.D. Director                  March 27, 1996
--------------------------------
     Mary Lake Polan M.D., Ph.D.


/S/  John R. Torell III          Director                  March 27, 1996
-------------------------------
     John R. Torell III


/S/  William Wrigley             Director                  March 27, 1996
-------------------------------
     William Wrigley

INDEX TO EXHIBITS


Exhibit No.              Description
-----------              -----------

   (3.1) The Registrant's Restated Certificate of Incorporation as amended to date.

   (10.3) First Amendment to A Credit Agreement, dated as of August 4, 1995, among American Home Products Corporation, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, as agent for the lenders thereunder.

   (10.4) First Amendment to B Credit Agreement, dated as of August 4, 1995, among American Home Products Corporation, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and Chemical Bank, as agent for the lenders thereunder.

   (10.7) * Amendment to the 1980 Stock Option Plan.

   (10.9) * Amendment to the 1985 Stock Option Plan.

   (10.13)* Amendment to the 1990 Stock Incentive Plan.

   (10.15)* Amendment to the 1993 Stock Incentive Plan.

   (10.17)* Form of Deferred Compensation Agreement.

   (10.20)* Form of American Home Products Corporation Restricted Stock
            Performance Award Agreement under the 1993 Stock Incentive Plan for award grants in 1995-1997.

   (10.23)* Restricted Stock Trust Agreement under the 1993 Stock
            Incentive Plan.

   (10.24)* 1996 Stock Incentive Plan, as approved by the Board of
            Directors on January 25, 1996 subject to the approval of stockholders at the April 1996 Annual Meeting.

   (10.25)* Nonfunded Deferred Compensation Plan for Directors, as amended as of January 25, 1996.

   (10.26)* Form of American Home Products Corporation Stock Option
            Agreement.

*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Exhibit No.              Description
-----------              -----------



   (10.27)* Form of American Home Products Corporation Special Stock
            Option Agreement (phased vesting).

   (10.28)* Form of American Home Products Corporation Special Stock
            Option Agreement (three-year vesting).

   (11)     Computation of Per Share Earnings.

   (12)     Computation of Ratio of Earnings to Fixed Charges.

   (13) 1995 Annual Report to Shareholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

   (21)     Subsidiaries of the Registrant.

   (23) Consent of Independent Public Accountants relating to their report dated January 24, 1996, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339) and on Form S-8 (File Nos. 2-96127, 33-24068, 33-41434, 33-53733, 33-55449, 33-45970,
            33-14458, 33-50149 and 33-55456) by reference to the Form 10-
            K of the Registrant filed for the year ended December 31, 1995.

   (27)     Financial Data Schedule.

*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.