Form 10-Q
period 1996-03-31
AMERICAN HOME PRODUCTS CORP
filed 1996-05-14
CIK 5187

=====================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1996         Commission File Number 1-1225



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

                                        Yes  X         No
                                        ------         ------

     The number of shares of Common Stock outstanding as of the close of business on April 30, 1996:
                                               Number of
                    Class                  Shares Outstanding
      --------------------------------     ------------------
      Common Stock, $.33-1/3 par value        632,689,958 *

* Reflects two-for-one stock split
======================================================================

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES


                                 INDEX


                                                              Page No.
                                                              --------
Part I - Financial Information                                    2


     Item 1.   Financial Statements:


          Consolidated Condensed Balance Sheets -
            March 31, 1996 and December 31, 1995                  3

          Consolidated Condensed Statements of Income -
            Three Months Ended March 31, 1996 and 1995            4

          Consolidated Condensed Statements of Retained
            Earnings and Additional Paid-in Capital -
            Three Months Ended March 31, 1996 and 1995            5

          Consolidated Condensed Statements of Cash Flows -
            Three Months Ended March 31, 1996 and 1995            6

          Notes to Consolidated Condensed Financial Statements    7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations      8-13


Part II - Other Information                                      14

     Item 1.   Legal Proceedings                                 14

     Item 6.   Exhibits and Reports on Form 8-K                  14-15

Signature                                                        16

Exhibit Index                                                    Ex-1

                      Part I - Financial Information
                      ------------------------------


AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1996 and December 31, 1995, the results of its operations, its cash flows and the changes in retained earnings and additional paid-in capital for the three months ended March 31, 1996 and 1995. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's latest Annual Report on Form 10-K.

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In Thousands Except Per Share Amounts)

                                               March 31     Dec. 31
                                                 1996         1995
                                             -----------  -----------
ASSETS
Cash and cash equivalents................... $ 1,743,003  $ 1,802,397
Marketable securities.......................     219,137      217,672
Accounts receivable less allowances.........   3,041,147    2,613,439
Inventories:
     Finished goods.........................     939,372    1,142,174
     Work in progress.......................     617,738      567,437
     Materials and supplies.............         748,982      592,342
                                             -----------  -----------
                                               2,306,092    2,301,953
Other current assets........................   1,202,512    1,050,676
                                             -----------  -----------
     Total Current Assets...................   8,511,891    7,986,137

Property, plant and equipment...............   6,183,053    6,045,746
     Less accumulated depreciation..........   2,167,406    2,085,411
                                             -----------  -----------
                                               4,015,647    3,960,335
Goodwill and other intangibles, net of
     accumulated amortization...............   8,483,220    8,649,985
Other assets................................     725,145      766,466
                                             -----------  -----------
                                             $21,735,903  $21,362,923
                                             ===========  ===========
LIABILITIES
Loans payable to banks...................... $    77,979  $    72,217
Trade accounts payable......................     954,890      980,114
Accrued expenses............................   3,073,348    3,150,758
Accrued federal and foreign taxes...........     488,237      353,159
                                             -----------  -----------
     Total Current Liabilities..............   4,594,454    4,556,248

Long-term debt..............................   7,751,941    7,808,757
Accrued postretirement benefit
     obligation.............................     731,349      732,063
Other noncurrent liabilities................   2,443,613    2,415,620
Minority interests..........................     315,916      307,237

STOCKHOLDERS' EQUITY
$2 convertible preferred stock,
     par value $2.50 per share..............          84           85
Common stock, par value $.33-1/3 per share..     105,258      104,567
Additional paid-in capital..................   1,645,256    1,515,154
Retained earnings...........................   4,218,138    3,980,665
Currency translation adjustments............     (70,106)     (57,473)
                                             -----------  -----------
     Total Stockholders' Equity.............   5,898,630    5,542,998
                                             -----------  -----------
                                             $21,735,903  $21,362,923
                                             ===========  ===========
The accompanying notes are an integral part of these balance sheets.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)


                                               Three Months Ended March 31,
                                                  1996            1995
                                               ----------      ----------
Net sales...............................       $3,646,814      $3,491,029
                                               ----------      ----------
Cost of goods sold......................        1,205,954       1,245,028
Selling, general and administrative
  expenses..............................        1,329,247       1,245,286
Research and development expenses.......          338,312         320,188
Interest expense, net...................          118,573         141,072
Other income, net.......................          (26,201)        (27,344)
Gain on sale of oral health care business              -         (959,845)
                                               ----------      ----------
Income before federal and foreign taxes.          680,929       1,526,644

Provision for taxes.....................          191,566         504,024
                                               ----------      ----------
Net income..............................       $  489,363      $1,022,620
                                               ==========      ==========
Net income per share of common stock....       $      .78      $     1.67
                                               ==========      ==========

Dividends per share of common stock.....       $     .385      $    0.375
                                               ==========      ==========
Average number of common shares and
  common share equivalents of preferred
  stock outstanding during the period
  used in the computation of net income
  per share.............................          630,374         613,628




The accompanying notes are an integral part of these statements.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                         AND ADDITIONAL PAID-IN CAPITAL
                                 (In Thousands)

                                            Three Months Ended March 31,
RETAINED EARNINGS                               1996           1995
                                             ----------     ----------
   Balance, beginning of period              $3,980,665     $3,226,100

   Add: Net income                              489,363      1,022,620
                                             ----------     ----------
                                              4,470,028      4,248,720
                                             ----------     ----------

   Less: Cash dividends declared                242,565        229,829
         Cost of treasury stock acquired,
           less amounts charged to capital        5,301          1,200
                                             ----------     ----------
                                                247,866        231,029
                                             ----------     ----------
   Change in unrealized gain (loss) on
     marketable securities                       (4,024)         5,223
                                             ----------     ----------
   Balance, end of period                    $4,218,138     $4,022,914
                                             ==========     ==========


ADDITIONAL PAID-IN CAPITAL

   Balance, beginning of period              $1,515,154     $1,020,658

   Add: Excess over par value of common
          stock issued                          130,733         75,645

   Less: Cost of treasury stock acquired,
           less amounts charged to retained
           earnings                                 631            148
                                             ----------     ----------
   Balance, end of period                    $1,645,256     $1,096,155
                                             ==========     ==========



The accompanying notes are an integral part of these statements.

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                               Three Months Ended March 31,
                                                    1996         1995
                                                 ----------   ----------
Operating Activities
- --------------------
Net income...................................    $  489,363   $1,022,620
Adjustments to reconcile net income to net
  cash provided from operating activities:
  Gains on sales of businesses...............       (22,144)    (959,845)
  Depreciation and amortization..............       166,139      169,588
  Deferred income taxes......................       (40,810)     (27,202)
  Changes in working capital, net............      (371,013)    (480,634)
  Other items, net...........................         8,511      276,995
                                                 ----------   ----------
Net cash provided from operating activities..       230,046        1,522
                                                 ----------   ----------
Investing Activities
- --------------------
Purchases of property, plant and equipment...      (171,710)    (163,049)
Proceeds from sales of businesses............        52,969    1,033,559
Proceeds from (purchases of) marketable
  securities, net.............................       (5,485)       2,968
Proceeds from sales of other assets..........        10,879       58,200
                                                 ----------   ----------
Net cash provided from/(used for) investing
  activities.................................      (113,347)     931,678
                                                 ----------   ----------
Financing Activities
- --------------------
Net repayments of debt.......................       (51,054)  (1,371,090)
Dividends paid...............................      (242,565)    (229,829)
Purchases of treasury stock..................        (5,953)      (1,356)
Exercise of stock options....................       124,261       69,480
Other items, net.............................            -       (58,502)
                                                 ----------   ----------
Net cash used for financing activities.......      (175,311)  (1,591,297)
                                                 ----------   ----------
Effects of exchange rates on cash balances...          (782)       8,765
                                                 ----------   ----------
Decrease in cash and cash equivalents........       (59,394)    (649,332)
Cash and cash equivalents, beginning
  of period..................................     1,802,397    1,696,204
                                                 ----------   ----------
Cash and cash equivalents, end of period.....    $1,743,003   $1,046,872
                                                 ==========   ==========

The accompanying notes are an integral part of these statements.

Supplemental Information
- ------------------------
  Interest payments                              $  168,562   $  204,548
  Income tax payments (refunds), net                (56,903)     249,516

            AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.   Capital Stock
          -------------
          At the Company's April 23, 1996 Annual Meeting of Stockholders, the stockholders approved an increase in the number of authorized shares of common stock from 600,000,000 to 1,200,000,000 enabling the Company to complete a two-for-one stock split in the form of a 100% stock dividend which was approved by the Company's Board of Directors in January 1996. The record date for stockholders entitled to receive the additional shares was the close of business on April 24, 1996.
          The par value of the common stock was maintained at the pre-split amount of $.33 1/3 per share. All references to common shares outstanding and per share amounts in these consolidated condensed financial statements have been adjusted to reflect the two-for-one stock split.

Note 2.   Contingencies
          -------------
          The Company is involved in various legal proceedings, including product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

          In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with these proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations in any one accounting period.

Note 3.   Reclassifications
          -----------------
          Certain reclassifications have been made to the 1995 consolidated condensed financial statements to conform with the 1996 presentation.

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

                    Three Months Ended March 31, 1996


Results of Operations
- ---------------------
Net sales for the 1996 first quarter increased 4% compared to the 1995 first quarter on an as-reported basis. The as-reported results reflect higher sales of worldwide medical devices, agricultural products and domestic food products. After adjusting for the effects of businesses disposed of, discontinued and acquired in 1996 and 1995, assuming all transactions occurred as of January 1, 1995, net sales increased 6% for the 1996 first quarter on a pro forma basis. The pro forma results reflect higher sales of worldwide pharmaceuticals, agricultural products, consumer health care and domestic food products.

The following table sets forth net sales results by major product category and industry segment together with the percentage changes in "As-Reported" and "Pro Forma" net sales from the prior year:
                           Three Months
($ in Millions)           Ended March 31,  As-Reported  Pro Forma
Net Sales to Customers    1996       1995   %Increase   %Increase
- ----------------------  --------   -------- ----------  ---------
Health Care Products
  Pharmaceuticals       $1,962.1   $1,954.2      -          5%
  Consumer Health Care     475.4      477.6      -          7%
  Medical Devices          346.1      282.2     23%         2%
                        --------   -------- ----------  ---------
Total Health Care        2,783.6    2,714.0      3%         5%
                        --------   -------- ----------  ---------
Agricultural Products      635.9      584.9      9%         9%

Food Products              227.3      192.1     18%        18%
                        --------   -------- ----------  ---------
Consolidated Net Sales  $3,646.8   $3,491.0      4%         6%
                        ========   ======== ==========  =========
The following sales variation explanations are presented on an as-reported and pro forma basis:

     U.S. pharmaceutical sales decreased 1% for the 1996 first quarter due to lower sales of veterinary and infant nutritional products as a result of the sale of the medicated feed additives business in 1995 and the discontinuance of the U.S. infant nutritional business in 1996, respectively. After adjusting for the effects of businesses disposed of, discontinued and acquired in 1996

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

                    Three Months Ended March 31, 1996


     and 1995, U.S. pharmaceutical sales increased 2% for the 1996 first quarter due primarily to higher sales of CORDARONE, ORUVAIL, ZIAC and PONDIMIN which were offset partially by lower sales of PREMARIN products, oral contraceptives and LODINE. The increase in U.S. pharmaceutical sales for the 1996 first quarter was composed of unit volume growth of 1% and price increases of 1%. International pharmaceutical sales increased 3% for the 1996 first quarter. After adjusting for the effects of businesses disposed of and acquired in 1995, international pharmaceutical sales increased 8% for the 1996 first quarter due primarily to higher sales of TAZOCIN, EFFEXOR, ATIVAN, infant nutritionals, PREMARIN products and veterinary products. Launches of several pharmaceuticals in additional international markets, in particular EFFEXOR, contributed to the international sales increase. The increase in international pharmaceutical sales for the 1996 first quarter consisted of unit volume growth of 6% and price increases of 2%.

     U.S. consumer health care sales increased 3% for the 1996 first quarter due primarily to introductory sales of ORUDIS KT and higher sales of CENTRUM which were offset partially by lower sales of ADVIL and ANACIN. The increase in U.S. consumer health care sales for the 1996 first quarter consisted of unit volume growth of 2% and price increases of 1%. International consumer health care sales decreased 8% for the 1996 first quarter due to the sale of the South American oral health care business in January 1995. After adjusting for the effect of this sale in 1995, international consumer health care sales increased 17% for the 1996 first quarter due primarily to higher sales of vitamins, cough/cold products and analgesics in European and Latin American markets. The increase in international consumer health care sales for the 1996 first quarter consisted of unit volume growth of 14% and price increases of 5% which were offset partially by unfavorable foreign exchange of 2%.

     Worldwide medical device sales increased 23% for the 1996 first quarter due primarily to the Storz ophthalmic products business which was reported as "held for sale" in 1995.
     When the sales of this continuing business are included in 1995, and after adjusting for the effect of a business disposed of in 1996, worldwide medical device sales

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

                    Three Months Ended March 31, 1996


     increased 2% for the 1996 first quarter. The increase in worldwide medical device sales for the 1996 first quarter consisted entirely of unit volume growth.

     U.S. agricultural products sales increased 8% for the 1996 first quarter due primarily to higher sales of PURSUIT herbicide and COUNTER insecticide which were offset partially by lower sales of other herbicides. Higher sales were due, in part, to greater participation in the Company's pre-season purchase incentive programs. The increase in U.S. agricultural products sales for the 1996 first quarter consisted of unit volume growth of 6% and price increases of 2%. Due to the seasonality of the U.S. agricultural products business, which is concentrated primarily in the first six months of the year, U.S. agricultural products sales and results of operations for the 1996 first quarter may not be indicative of the results to be expected in subsequent fiscal quarters or for the full year. International agricultural products sales increased 10% for the 1996 first quarter due primarily to higher sales of STOMP herbicide (marketed as PROWL in the U.S.), CARAMBA fungicide, FASTAC insecticide and other fungicides. The increase in international agricultural products sales for the 1996 first quarter consisted of unit volume growth of 7%, price increases of 2% and favorable foreign exchange of 1%.

     Food products sales increased 18% for the 1996 first quarter due principally to higher sales of CHEF BOYARDEE canned pasta, PAM and regional specialty products. The 1996 sales increase was due to increased marketing activity in 1996 and lower 1995 first quarter sales resulting from high levels of customer inventories. The increase in food products sales for the 1996 first quarter consisted entirely of unit volume growth.

Cost of goods sold, as a percentage of net sales, decreased to 33.1% in the first quarter of 1996 versus 35.7% in the first quarter of 1995 due primarily to a combination of favorable pharmaceutical and agricultural products sales mix, and cost savings. Cost savings resulted from the restructuring and consolidation of various manufacturing and quality control functions in the pharmaceutical and consumer health care businesses related to the American Cyanamid Company (ACY)

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

                    Three Months Ended March 31, 1996


acquisition and the Company's previously announced Organizational
Effectiveness and Supply Chain programs.

Selling, general and administrative expenses, as a percentage of net sales, increased to 36.4% in the first quarter of 1996 compared to 35.7% in the first quarter of 1995. ACY acquisition-related synergies were more than offset by increased marketing expenses related to product introductions and disease management programs.

Interest expense, net decreased in the 1996 first quarter compared to last year due primarily to the reduction in long-term debt related to the ACY acquisition during 1995. Average long-term debt outstanding during the 1996 and 1995 first quarter was $7,780.3 million and $9,290.3 million, respectively.

Income before taxes decreased in the 1996 first quarter compared to the 1995 first quarter due to the pre-tax gain of $959.8 million on the sale of the South American oral health care business in the 1995 first quarter. Excluding this gain from 1995 results, income before taxes increased 20% in the 1996 first quarter.

Net income and net income per share for the 1996 first quarter decreased compared to last year due to the after-tax gain of $623.9 million or $1.02 per share on the sale of the South American oral health care business in the 1995 first quarter. Excluding this gain from 1995 results, net income and net income per share for the 1996 first quarter increased 23% and 20%, respectively.

The following table sets forth income before taxes by industry segment on an as-reported basis:
                                           Three Months
($ in Millions)                           Ended March 31,
Income Before Taxes                      1996       1995(1)
- -------------------                    -------     -------
Health Care Products (2)               $ 661.3     $ 584.4
Agricultural Products                    146.8       117.9
Food Products                             23.0        11.6
Corporate (2)                           (150.2)     (147.1)
                                       -------     -------
Consolidated Income Before Taxes (2)   $ 680.9     $ 566.8
                                       =======     =======

         Management's Discussion and Analysis of Financial Condition

                          and Results of Operations

                      Three Months Ended March 31, 1996


(1) Certain reclassifications have been made to the 1995 presentation to conform with the 1996 presentation including the allocation of ACY goodwill amortization to the appropriate industry segments.

(2) 1995 consolidated income before taxes above excludes the gain on the sale of the South American oral health care business of $959.8 identified as follows: Health Care Products - $814.9 and Corporate - $144.9.

Competition
- -----------
The Company is not dependant on any one patent-protected product or line of products for a substantial portion of its sales or results of operations. However, PREMARIN, the Company's conjugated estrogens product, which has not had patent protection for many years, does contribute significantly to sales and results of operations. PREMARIN is not currently subject to generic competition in the United States. A U.S. Food and Drug Administration (FDA) advisory committee meeting was held in July 1995 to discuss relative differences in safety and efficacy among estrogen products and to advise the FDA on the activity of various estrogenic components in PREMARIN relative to the FDA's review of applications for generic conjugated estrogens. The FDA advisory committee concluded that there is insufficient data to assess whether or not any individual component or combination of components of PREMARIN, other than estrone and equilin, must be present to achieve clinical efficacy and safety. The Company cannot predict the timing or outcome of the FDA's action on currently pending applications for generic conjugated estrogen products. While the introduction of generic competition ordinarily is expected to significantly impact the market for a brand name product, the extent of such impact on PREMARIN and related products cannot be predicted with certainty due to a number of factors, including the nature of the product and the introduction of new combination estrogen and progestin products in the PREMARIN family.

Liquidity, Financial Condition and Capital Resources
- ----------------------------------------------------
Cash and cash equivalents decreased $59 million in the 1996 first quarter to $1,743 million. Cash flows from operating activities of $230 million, proceeds from the exercise of stock options of $124 million and proceeds from sales of businesses of $53 million were used principally for dividend payments of $243 million,

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

                    Three Months Ended March 31, 1996


capital expenditures of $172 million and long-term debt reduction of $51 million. Due to the seasonality of the U.S. agricultural products business, a significant portion of the annual U.S. agricultural products sales are recorded in the first six months of the year; however, a majority of the related accounts receivable are not collected until the second and third quarters. As a result, cash flows from operating activities in the first quarter of 1996 are not indicative of the results to be expected in subsequent quarters or for the full year.

The Company is in the process of exploring the possible sale of its foods business. When the review of offers from all potential buyers is complete, management will make a decision as to whether the foods business should be disposed of or retained.

Capital expenditures included the expansion of the Company's research and development facilities and continued strategic investments in manufacturing/distribution/administrative facilities worldwide.

                        Part II - Other Information
                        ---------------------------


Item 1.   Legal Proceedings
          -----------------
          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

          In the brand name prescription drug litigation, the court in the federal actions that have been coordinated and consolidated for pretrial purposes under the caption In re Brand Name Prescription Drug Antitrust
                  --------------------------------------------
          Litigation (MDL 997 N.D. Ill.) denied approval for a
          ----------
          settlement between certain defendants, including the Company and the Consolidated Class Action plaintiffs. The court also denied defendants' motion for summary judgement. Subsequently, the Company and certain other defendants agreed to an amendment of the settlement agreement with the Consolidated Class Action plaintiffs. The amendment contains certain provisions regarding the consideration of requests for discounts by retailers. The amendment, which was preliminarily approved by the court, remains subject to final court approval after notice to the class.

          In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation will not have a material adverse effect on the Company's financial position but could be material to the results of operations in any one accounting period.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          a)   Exhibits
               --------
               Exhibit No.     Description
               ----------      -----------
               (3.1)           The Registrant's Restated
                               Certificate of Incorporation, as
                               amended to date, is incorporated
                               herein by reference to Exhibit 3.1
                               of the Registrant's Form
                               10/Amendment dated April 30, 1996.

               (3.2)           The Registrant's By-Laws as
                               amended to date.

                   ------------------------------------

          a)   Exhibits (cont'd)
               -----------------
               Exhibit No.     Description
               -----------     -----------
               (11)            Computation of Per Share Earnings.

               (27)            Financial Data Schedule.


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

                    AMERICAN HOME PRODUCTS CORPORATION
                    ----------------------------------
                               Registrant


                   By  /s/ Paul J. Jones
                       -----------------------------
                           Paul J. Jones
                   Vice President and Comptroller
                    (Duly Authorized Signatory
                   and Chief Accounting Officer)


Date: May 14, 1996

                               Exhibit Index
                             --------------


  Exhibit No.       Description
  -----------       -----------

     (3.2)          The Registrant's By-Laws as amended to date.

     (11)           Computation of Per Share Earnings.

     (27)           Financial Data Schedule.

                                  Ex-1