Form 10-Q
period 1996-06-30
AMERICAN HOME PRODUCTS CORP
filed 1996-08-13
CIK 5187

=====================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1996         Commission File Number 1-1225



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

                                        Yes  X         No
                                        ------         ------

     The number of shares of Common Stock outstanding as of the close of business on July 31, 1996:
                                               Number of
                    Class                  Shares Outstanding
      --------------------------------     ------------------
      Common Stock, $.33-1/3 par value        635,996,899

======================================================================

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES


                                 INDEX


                                                              Page No.
                                                              --------
Part I - Financial Information                                    2


     Item 1.   Financial Statements:


          Consolidated Condensed Balance Sheets -
            June 30, 1996 and December 31, 1995                   3

          Consolidated Condensed Statements of Income -
            Three Months and Six Months Ended
            June 30, 1996 and 1995                                4

          Consolidated Condensed Statements of Retained
            Earnings and Additional Paid-in Capital -
            Six Months Ended June 30, 1996 and 1995               5

          Consolidated Condensed Statements of Cash Flows -
            Six Months Ended June 30, 1996 and 1995               6

          Notes to Consolidated Condensed Financial Statements    7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations      8-16


Part II - Other Information                                       17

     Item 1.   Legal Proceedings                                  17-18

     Item 4.   Submission of Matters to a Vote of
               Security-Holders                                   18-19

     Item 6.   Exhibits and Reports on Form 8-K                   19

Signature                                                         20

Exhibit Index                                                    Ex-1

                      Part I - Financial Information
                      ------------------------------


AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1996 and December 31, 1995, the results of its operations for the three months and six months ended June 30, 1996 and 1995, and its cash flows and the changes in retained earnings and additional paid-in capital for the six months ended June 30, 1996 and 1995. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K and its first quarter 1996 Form 10-Q.

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In Thousands Except Per Share Amounts)
                                               June 30      Dec. 31
                                                 1996         1995*
ASSETS                                       -----------  -----------
Cash and cash equivalents................... $ 1,858,494  $ 1,802,397
Marketable securities.......................     229,440      217,672
Accounts receivable less allowances.........   2,960,838    2,613,439
Inventories:
     Finished goods.........................     927,830    1,142,174
     Work in progress.......................     620,442      567,437
     Materials and supplies.................     730,166      592,342
                                             -----------  -----------
                                               2,278,438    2,301,953
Other current assets........................   1,148,189    1,050,676
                                             -----------  -----------
     Total Current Assets...................   8,475,399    7,986,137

Property, plant and equipment...............   6,304,937    6,045,746
     Less accumulated depreciation..........   2,227,108    2,085,411
                                             -----------  -----------
                                               4,077,829    3,960,335
Goodwill and other intangibles, net of
     accumulated amortization...............   8,398,172    8,649,985
Other assets................................     706,760      766,466
                                             -----------  -----------
                                             $21,658,160  $21,362,923
                                             ===========  ===========
LIABILITIES
Loans payable .............................. $    72,055  $    72,217
Trade accounts payable......................     949,857      980,114
Accrued expenses............................   3,114,292    3,150,758
Accrued federal and foreign taxes...........     473,335      353,159
                                             -----------  -----------
     Total Current Liabilities..............   4,609,539    4,556,248

Long-term debt..............................   7,354,119    7,808,757
Accrued postretirement benefit
     obligation.............................     741,161      732,063
Other noncurrent liabilities................   2,451,563    2,415,620
Minority interests..........................     373,650      307,237

STOCKHOLDERS' EQUITY
$2 convertible preferred stock,
     par value $2.50 per share..............          83           85
Common stock, par value $.33-1/3 per share..     211,848      210,008
Additional paid-in capital..................   1,781,112    1,515,154
Retained earnings...........................   4,257,810    3,875,224
Currency translation adjustments............    (122,725)     (57,473)
                                             -----------  -----------
     Total Stockholders' Equity.............   6,128,128    5,542,998
                                             -----------  -----------
                                             $21,658,160  $21,362,923
                                             ===========  ===========
* Stockholders' equity has been restated to reflect a two-for-one common stock split effective April 23, 1996. See Note 1.
     The accompanying notes are an integral part of these balance sheets.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)


                                  Three Months            Six Months
                                 Ended June 30,          Ended June 30,
                                1996        1995        1996        1995
                             ----------  ----------  ----------  ----------
Net sales................... $3,489,821  $3,299,300  $7,136,635  $6,790,329
                             ----------  ----------  ----------  ----------
Cost of goods sold..........  1,162,632   1,206,748   2,368,586   2,451,776
Selling, general and
  administrative expenses...  1,317,942   1,238,102   2,647,189   2,483,388
Research and development
  expenses..................    359,336     323,100     697,648     643,288
Interest expense, net.......    118,108     140,030     236,681     281,102
Other income, net...........    (21,791)    (41,354)    (47,992)    (68,698)
Gain on sale of oral
  health care business......          -           -           -    (959,845)
                             ----------  ----------  ----------  ----------
Income before federal and
  foreign taxes.............    553,594     432,674   1,234,523   1,959,318

Provision for taxes.........    162,317     133,066     353,883     637,090
                             ----------  ----------  ----------  ----------
Net income.................. $  391,277  $  299,608  $  880,640  $1,322,228
                             ==========  ==========  ==========  ==========
Net income per share of
  common stock.............. $     0.62  $     0.49  $     1.39  $     2.15
                             ==========  ==========  ==========  ==========

Dividends per share of
  common stock.............. $    0.385  $    0.375  $     0.77  $     0.75
                             ==========  ==========  ==========  ==========
Average number of common
  shares and common share
  equivalents of preferred
  stock outstanding during
  the period used in the
  computation of net income
  per share.................    633,937     617,328     632,155     615,488




      The accompanying notes are an integral part of these statements.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                         AND ADDITIONAL PAID-IN CAPITAL
                                 (In Thousands)

                                             Six Months Ended June 30,
RETAINED EARNINGS                               1996*          1995*
                                             ----------     ----------
   Balance, beginning of period as
     originally reported.................... $3,980,665     $3,226,100

   Less:  Impact of stock split.............    105,441        105,441
                                             ----------     ----------

   Restated balance, beginning of period....  3,875,224      3,120,659

   Add: Net income..........................    880,640      1,322,228
                                             ----------     ----------
                                              4,755,864      4,442,887
                                             ----------     ----------

   Less: Cash dividends declared............    486,214        461,159
         Cost of treasury stock acquired,
           less amounts charged to capital..      7,524          2,566
                                             ----------     ----------
                                                493,738        463,725
                                             ----------     ----------
   Change in unrealized gain (loss) on
     marketable securities..................     (4,316)        11,116
                                             ----------     ----------
   Balance, end of period................... $4,257,810     $3,990,278
                                             ==========     ==========


ADDITIONAL PAID-IN CAPITAL

   Balance, beginning of period............. $1,515,154     $1,020,658

   Add: Excess over par value of common
          stock issued......................    266,839        182,321

   Less: Cost of treasury stock acquired,
           less amounts charged to retained
           earnings.........................        881            327
                                             ----------     ----------
   Balance, end of period................... $1,781,112     $1,202,652
                                             ==========     ==========


* Restated to reflect a two-for-one common stock split effective April 23, 1996. See Note 1.

       The accompanying notes are an integral part of these statements.

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Thousands)

                                                Six Months Ended June 30,
                                                    1996         1995
                                                 ----------   ----------
Operating Activities
- --------------------
Net income...................................... $  880,640   $1,322,228
Adjustments to reconcile net income to net
  cash provided from operating activities:
  Gains on sales of businesses and other assets     (47,506)    (959,845)
  Depreciation and amortization.................    336,403      321,734
  Deferred income taxes.........................    (26,525)     (10,086)
  Changes in working capital, net...............   (298,764)    (595,257)
  Other items, net..............................     98,230      301,180
                                                 ----------   ----------
Net cash provided from operating activities.....    942,478      379,954
                                                 ----------   ----------
Investing Activities
- --------------------
Purchases of property, plant and equipment......   (368,765)    (306,393)
Proceeds from sales of businesses...............    152,969    1,033,559
Proceeds from sales of other assets.............     39,500       61,558
Proceeds from/(purchases of) marketable
  securities, net...............................    (16,084)      22,203
                                                 ----------   ----------
Net cash provided from/(used for) investing
  activities....................................   (192,380)     810,927
                                                 ----------   ----------
Financing Activities
- --------------------
Net repayments of debt..........................   (454,800)  (1,255,765)
Dividends paid..................................   (486,214)    (461,159)
Purchases of treasury stock.....................     (8,460)      (2,907)
Exercise of stock options.......................    259,461      179,761
Other items, net................................          -      (58,502)
                                                 ----------   ----------
Net cash used for financing activities..........   (690,013)  (1,598,572)
                                                 ----------   ----------
Effects of exchange rates on cash balances......     (3,988)      30,691
                                                 ----------   ----------
Increase/(decrease) in cash and cash
  equivalents...................................     56,097     (377,000)
Cash and cash equivalents, beginning
  of period.....................................  1,802,397    1,696,204
                                                 ----------   ----------
Cash and cash equivalents, end of period........ $1,858,494   $1,319,204
                                                 ==========   ==========

         The accompanying notes are an integral part of these statements.

Supplemental Information
- ------------------------
  Interest payments                              $  298,145   $  339,037
  Income tax payments, net                          122,875      470,273

            AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.   Capital Stock
          -------------
          At the Company's April 23, 1996 Annual Meeting of Stockholders, the stockholders approved an increase in the number of authorized shares of common stock from 600,000,000 to 1,200,000,000 enabling the Company to complete a two-for-one stock split in the form of a 100% stock dividend which was approved by the Company's Board of Directors in January 1996. The record date for stockholders entitled to receive the additional shares was the close of business on April 24, 1996.
          The par value of the common stock was maintained at the pre-split amount of $.33 1/3 per share. All references to common stock, retained earnings, common shares outstanding and per share amounts in these consolidated condensed financial statements have been restated to reflect the two-for-one stock split on a retroactive basis.

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

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

             Three Months and Six Months Ended June 30, 1996

Results of Operations
- ---------------------
Net sales increased 6% for the 1996 second quarter and 5% for the 1996 first half compared to 1995 results on an as-reported basis. After adjusting for the effects of businesses disposed of, discontinued and acquired in 1996 and 1995, assuming all transactions occurred as of January 1, 1995, net sales increased 7% for the 1996 second quarter and 6% for the 1996 first half. The pro forma results reflect higher worldwide sales of pharmaceuticals, consumer health care and agricultural products and domestic sales of food products.

The following tables set forth net sales results by major product category and industry segment together with the percentage changes in "As-Reported" and "Pro Forma" net sales from comparable periods in the prior year:

                           Three Months                Pro Forma(*)
($ in Millions)           Ended June 30,   As-Reported %Increase
Net Sales to Customers    1996      1995    %Increase  (Decrease)
- ----------------------  --------  --------  ----------  ---------
Health Care Products
  Pharmaceuticals       $1,716.8  $1,639.9      5%         9%
  Consumer Health Care     456.2     403.3     13%        13%
  Medical Devices          327.7     293.7     12%        (4)%
                        --------  --------  ----------  ---------
Total Health Care        2,500.7   2,336.9      7%         8%
                        --------  --------  ----------  ---------
Agricultural Products      767.1     754.3      2%         2%

Food Products              222.0     208.1      7%         7%
                        --------  --------  ----------  ---------
Consolidated Net Sales  $3,489.8  $3,299.3      6%         7%
                        ========  ========  ==========  =========

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

              Three Months and Six Months Ended June 30, 1996


                            Six Months                 Pro Forma(*)
($ in Millions)           Ended June 30,   As-Reported %Increase
Net Sales to Customers    1996      1995    %Increase  (Decrease)
- ----------------------  --------  --------  ----------  ---------
Health Care Products
  Pharmaceuticals       $3,678.9  $3,594.1      2%         7%
  Consumer Health Care     931.6     880.9      6%        10%
  Medical Devices          673.8     575.9     17%        (1)%
                        --------  --------  ----------  ---------
Total Health Care        5,284.3   5,050.9      5%         6%
                        --------  --------  ----------  ---------
Agricultural Products    1,403.0   1,339.2      5%         5%

Food Products              449.3     400.2     12%        12%
                        --------  --------  ----------  ---------
Consolidated Net Sales  $7,136.6  $6,790.3      5%         6%
                        ========  ========  ==========  =========

(*) Reflects all businesses disposed of, discontinued and acquired in 1996 and 1995 assuming all transactions occurred as of January 1, 1995.

The following sales variation explanations are presented on an "As-Reported" and "Pro Forma" basis:

     U.S. pharmaceutical sales increased 9% for the 1996 second quarter and increased 3% for the first half. Sales gains in the 1996 second quarter and first half were offset, in part, by lower sales of veterinary and infant nutritional products resulting from the sale of the medicated feed additives business in 1995 and the discontinuance of the U.S. infant nutritional business in 1996. After adjusting for the effects of businesses disposed of, discontinued and acquired in 1996 and 1995, U.S. pharmaceutical sales increased 14% and 7% in the 1996 second quarter and first half, respectively. The sales gains were due primarily to introductory sales of REDUX, indicated for the management of obesity, and NAPRELAN, indicated for arthritis treatment, and higher sales of PREMARIN products and PONDIMIN offset, in part, by lower sales of cardiovascular products. The increase in U.S. pharmaceutical sales for the 1996 second quarter and first half consisted principally of unit volume growth.

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

             Three Months and Six Months Ended June 30, 1996


     International pharmaceutical sales were comparable for the 1996 second quarter and increased 2% for the first half. International sales in the 1996 second quarter and first half were impacted by lower sales of veterinary products resulting from the sale of the medicated feed additives business in 1995. After adjusting for the effects of businesses disposed of and acquired in 1995, international pharmaceutical sales increased 5% and 7% in the 1996 second quarter and first half, respectively. International sales gains in the 1996 second quarter and first half were due primarily to higher sales of EFFEXOR, TAZOCIN, ZOTON and veterinary products offset, in part, by lower sales of MINOCIN. Launches of several pharmaceutical products in additional international markets, in particular EFFEXOR, contributed to the international sales increases in the 1996 second quarter and first half. Higher international sales of infant nutritionals also contributed to the 1996 first half results. The increase in international pharmaceutical sales for the 1996 second quarter consisted of unit volume growth of 7% and price increases of 1% offset by unfavorable foreign exchange of 3%. The increase in first half international sales was composed of unit volume increases of 7% and price increases of 2% offset by unfavorable foreign exchange of 2%.

     U.S. consumer health care sales increased 16% for the 1996 second quarter and 9% for the first half. Sales gains in the U.S. for the 1996 second quarter and first half were due primarily to introductory sales of AXID AR and ORUDIS KT, and higher sales of CENTRUM. Higher U.S. sales of ADVIL also contributed to the 1996 second quarter results. The increase in U.S. consumer health care sales for the 1996 second quarter consisted of unit volume growth of 14% and price increases of 2%. The increase in 1996 first half U.S. sales was composed of unit volume growth of 7% and price increases of 2%.

     International consumer health care sales increased 9% for the 1996 second quarter and were comparable for the first half. After adjusting for the effect of the sale of the South American oral health care business in January 1995, international consumer health care sales increased 12% for the 1996 first half. International sales gains in the 1996 second quarter and first half were due primarily to higher

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

             Three Months and Six Months Ended June 30, 1996


     sales of vitamins, cough/cold products and analgesics in Latin American and European markets. The increase in international consumer health care sales for the 1996 second quarter consisted of unit volume growth of 11% and price increases of 3% offset by unfavorable foreign exchange of 5%. The increase in international consumer health care sales for the 1996 first half was composed of unit volume increases of 12% and price increases of 4% offset by unfavorable foreign exchange of 4%.

     Worldwide medical device sales increased 12% for the 1996 second quarter and 17% for the first half due primarily to the Storz ophthalmic products business which was reported as "held for sale" in 1995. When the sales of this continuing business are included in 1995, and after adjusting for the effect of a business disposed of in 1996, worldwide medical device sales decreased 4% for the 1996 second quarter and 1% for the first half. The decrease in 1996 second quarter and first half sales was due primarily to unfavorable foreign exchange and lower U.S. sales of ophthalmic products. The decrease in worldwide medical device sales for the 1996 second quarter consisted of volume decreases of 1%, price decreases of 1% and unfavorable foreign exchange of 2%. The decrease in worldwide medical device sales for the 1996 first half was composed of volume increases of 1% offset by unfavorable foreign exchange of 2%.

     U.S. agricultural products sales increased 3% for the 1996 second quarter and 5% for the first half. Sales gains in the U.S. for the 1996 second quarter were due primarily to higher sales of ARSENAL AC, ASSERT and CADRE herbicides and COUNTER insecticide offset, in part, by lower sales of PURSUIT herbicide. Sales gains in the U.S. for the 1996 first half were due primarily to higher sales of PURSUIT, ARSENAL AC and CADRE herbicides and COUNTER insecticide offset, in part, by lower sales of SQUADRON herbicide. The increase in U.S. agricultural products sales for the 1996 second quarter consisted of unit volume growth of 1% and price increases of 2%. The increase in U.S. agricultural product sales for the 1996 first half consisted of unit volume growth of 3% and price increases of 2%. Due to the seasonality of the U.S. agricultural products business, which is concentrated primarily in the first six months of the year, U.S. agricultural products sales and results of

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

             Three Months and Six Months Ended June 30, 1996


     operations for the 1996 second quarter and first half may not be indicative of the results to be expected in subsequent fiscal quarters or for the full year.

     International agricultural products sales were comparable for the 1996 second quarter and 4% higher for the first half. The 1996 second quarter international sales results were impacted by unfavorable weather conditions in certain European markets and the discontinuance of a licensed herbicide product. International sales gains for the 1996 first half were due primarily to higher sales of STOMP herbicide (marketed as PROWL in the U.S.), FASTAC insecticide, and CARAMBA and ACROBAT fungicides offset, in part, by the discontinuance of a licensed herbicide product. International agricultural products sales for the 1996 second quarter consisted of unit volume increases of 5% and price increases of 1% offset by unfavorable foreign exchange of 6%. The increase in international agricultural product sales for the 1996 first half was composed of volume increases of 5% and price increases of 2% offset by unfavorable foreign exchange of 3%.

     Food products sales increased 7% for the 1996 second quarter and 12% for the first half. Sales gains in the 1996 second quarter were due principally to higher sales of CRUNCH N' MUNCH, PAM and certain regional specialty products. Sales gains in the 1996 first half were due primarily to higher sales of CHEF BOYARDEE canned pasta, PAM and certain regional specialty products. Sales increases in the 1996 second quarter and first half were due to increased marketing activity in 1996 and lower 1995 second quarter and first half sales resulting from high levels of customer inventories. The increase in food products sales for the 1996 second quarter and first half consisted entirely of unit volume growth.

Cost of goods sold as a percentage of net sales, decreased to 33.3% in the 1996 second quarter versus 36.6% in the 1995 second quarter, and decreased to 33.2% in the 1996 first half versus 36.1% in the 1995 first half, due primarily to a combination of favorable pharmaceutical sales mix, and to a lesser extent, cost savings. Cost savings resulted from the restructuring and consolidation of various manufacturing and quality control functions primarily in the pharmaceutical business related to the

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

             Three Months and Six Months Ended June 30, 1996


American Cyanamid Company (ACY) acquisition and the Company's previously announced Organizational Effectiveness and Supply
Chain programs.

Selling, general and administrative expenses, as a percentage of net sales, increased to 37.8% in the 1996 second quarter compared to 37.5% in the 1995 second quarter, and increased to 37.1% in the 1996 first half compared to 36.6% in the 1995 first half. ACY acquisition-related synergies were more than offset by increased marketing and selling expenses related to pharmaceutical and consumer health care product introductions and disease management programs.

Research and development expenses increased 11% for the 1996 second quarter and 8% for the first half. ACY acquisition-related synergies were more than offset by increased pharmaceutical research and development expenditures, particularly in the biopharmaceutical area.

Interest expense, net decreased in the 1996 second quarter and first half compared to last year due primarily to the reduction in long-term debt related to the ACY acquisition during 1996 and 1995. Average long-term debt outstanding during the 1996 and 1995 second quarter was $7,553.0 and $8,667.0 million, respectively. Average long-term debt outstanding during the 1996 and 1995 first half was $7,581.4 million and $9,349.9 million, respectively.

Income before taxes increased 28% in the 1996 second quarter compared to the 1995 second quarter due primarily to higher U.S. sales of pharmaceuticals and consumer health care products, favorable pharmaceutical sales mix, cost savings and lower acquisition-related interest expense offset, in part, by increased pharmaceutical and consumer health care marketing and selling expenses and higher pharmaceutical research and development expenditures.

Income before taxes decreased in the 1996 first half compared to the 1995 first half due to the pre-tax gain of $959.8 million on the sale of the South American oral health care business in the 1995 first quarter. Excluding this gain from 1995 results, income before taxes increased 24% in the 1996 first half due primarily to higher worldwide sales of pharmaceuticals and agricultural products and domestic sales of consumer health care

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

             Three Months and Six Months Ended June 30, 1996


products, favorable pharmaceutical sales mix, cost savings and lower acquisition-related interest expense offset, in part, by increased pharmaceutical and consumer health care marketing and selling expenses and higher pharmaceutical research and development expenditures.

Net income and net income per share for the 1996 second quarter increased 31% and 27%. Net income and net income per share for the 1996 first half decreased compared to last year due to the after-tax gain of $623.9 million or $1.01 per share on the sale of the South American oral health care business in the 1995 first quarter. Excluding this gain from 1995 results, net income and net income per share for the 1996 first half increased 26% and 22%, respectively.

The following table sets forth income before taxes by industry segment:
                              As-Reported         As-Reported
                             Three Months          Six Months
($ in Millions)              Ended June 30,      Ended June 30,
Income Before Taxes         1996       1995 (1)  1996       1995 (1)
- -------------------        -------   -------   --------   --------
Health Care Products (2)   $ 476.3   $ 387.2   $1,137.6   $  971.6
Agricultural Products        216.6     192.0      363.4      309.9
Food Products                 37.1      16.3       60.1       27.9
Corporate (2)               (176.4)   (162.8)    (326.6)    (309.9)
                           -------   -------   --------   --------
Consolidated Income
  Before Taxes (2)         $ 553.6   $ 432.7   $1,234.5   $  999.5
                           =======   =======   ========   ========

(1) Certain reclassifications have been made to income before taxes for 1995 to conform with the 1996 presentation, including the allocation of ACY goodwill amortization to the appropriate industry segments.

(2) Income before taxes for the six months ended June 30, 1995 excludes the gain on the sale of the South American oral health care business of $959.8 identified as follows:
     Health Care Products - $814.9 and Corporate - $144.9.

Competition
- -----------
The Company is not dependant on any one patent-protected product

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

             Three Months and Six Months Ended June 30, 1996


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

Liquidity, Financial Condition and Capital Resources
- ----------------------------------------------------
Cash and cash equivalents increased $56 million in the 1996 first half to $1,858 million. Cash flows from operating activities of $942 million, proceeds from the exercise of stock options of $259 million and proceeds from sales of businesses of $153 million were used principally for dividend payments of $486 million, long-term debt reduction of $455 million and capital expenditures of $369 million. Due to the seasonality of the U.S. agricultural products business, a significant portion of the annual U.S. agricultural products sales are recorded in the first six months of the year; however, a significant portion of the related accounts receivable are not collected until the third quarter.
As a result, cash flows from operating activities in the first half of 1996 are not indicative of the results to be expected for the 1996 third quarter, second half or full year.

Capital expenditures included the expansion of the Company's research and development facilities and continued strategic

       Management's Discussion and Analysis of Financial Condition

                        and Results of Operations

             Three Months and Six Months Ended June 30, 1996


investments in manufacturing/distribution/administrative facilities worldwide.

The Company continues to explore the possible sale of its foods business. When the review of offers from all potential buyers is complete, management will make a decision as to whether the foods business will be sold or retained.

Cautionary Statements for Forward Looking Information
- -----------------------------------------------------
Management's discussion and analysis set forth above contains certain forward looking statements, including statements regarding the Company's financial position, results of operations and potential competition. These forward looking statements are based on current expectations. Certain factors have been identified by the Company in Exhibit 99 to this Quarterly Report on Form 10-Q which could cause the Company's actual results to differ materially from expected and historical results. Exhibit 99 is incorporated by reference herein.

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

          In the brand name prescription drug litigation, the court in the federal actions that have been coordinated and consolidated for pretrial purposes under the caption In re Brand Name Prescription Drug Antitrust
                  --------------------------------------------
          Litigation (MDL 997 N.D. Ill.) denied approval of a
          ----------
          settlement among certain defendants, including the Company and the Consolidated Class Action plaintiffs. The court also denied defendants' motion for summary judgment. Subsequently, the Company and certain other defendants agreed to an amendment of the settlement agreement with the Consolidated Class Action plaintiffs. The court approved the amended settlement agreement with the class action plaintiffs and notices of appeal have been filed by certain class members.
          The amendment, which would be in effect for three years, would prohibit the settling manufacturers from refusing to grant discounts to retailers solely because of their status as retailers and would require that retailers be given the opportunity to demonstrate their ability to move market share and to negotiate and earn discounts similar to the discounts offered to managed care organizations. Also, the Court of Appeals for the Seventh Circuit has agreed to hear the appeal of the denial of the manufacturer defendants' motion for summary judgment under the Supreme Court's Illinois
                                                     --------
          Brick ruling that indirect purchasers lack standing to
          -----
          bring federal price fixing claims.

          In the NORPLANT product liability litigation, the court in the federal actions that have been coordinated and consolidated for pretrial purposes (In re Norplant
                                              --------------
          Contraceptive Products Liability Litigation (MDL No.
          -------------------------------------------
          1038 E.D. Tex.)) had issued an order in March 1996 indicating that it had reached a tentative conclusion, subject to further briefing and consideration, that a class action directed at certain specified issues or sub-issues relating to the NORPLANT SYSTEM might satisfy the requirements under the federal rules for class action treatment. The court subsequently reconsidered its approach and, on August 5, 1996, denied plaintiffs' motion for class certification and dismissed plaintiffs' class action complaint, without prejudice to the plaintiffs' right to re-urge certification following the trial of several individual NORPLANT lawsuits next year. The first such trial, which will involve five plaintiffs chosen jointly by the parties from a pool of plaintiffs, is scheduled for February 24, 1997. The Company will continue to contest class certification in any state jurisdictions in which it is raised.

          In U.S. Environmental Protection Agency v. Ekco
             --------------------------------------------
          Housewares, the U.S. District Court (N.D. Ohio) has
          ----------
          entered a stipulated judgement in the amount of $400,000 with respect to all remaining claims which had been remanded by the Court of Appeals for the Sixth
          Circuit.

          In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with these proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations in any one accounting period.

Item 4.   Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------
          (a) The matters described under item 4(c) below were submitted to a vote of security-holders, through the solicitation of proxies pursuant to Regulation 14 under the Securities Exchange Act, at the Annual Meeting of Stockholders held on April 23, 1996 (the "Annual Meeting").

          (b)  Not applicable.

          (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes):

               (i)  Election of directors:

               Nominee                      For         Withheld
               -------                      ---         --------
               Clifford L. Alexander, Jr.   267,873,107   772,697
               Frank A. Bennack, Jr.        267,948,958   696,846
               Robert G. Blount             267,959,243   686,561
               Robin Chandler Duke          267,494,647 1,151,157
               John D. Feerick              267,772,692   873,112
               Fred Hassan                  267,943,105   702,699
               John P. Mascotte             267,669,306   976,498
               Mary Lake Polan, M.D., Ph.D. 267,812,671   833,133

               John R. Stafford             267,895,789   750,015
               John R. Torell, III          267,911,749   734,055
               William Wrigley              267,946,536   699,268

               (ii) Ratification of the appointment of Arthur
                    Andersen LLP, as independent public
                    accountants for 1996:

               For                   Against           Abstain
               ---                   -------           -------
               267,409,246           404,226           742,970

               There were 89,362 broker non-votes with reference to this item.

               (iii)Proposal to increase to 1,200,000,000 the
                    number of authorized shares of Common Stock:

               For                   Against           Abstain
               ---                   -------           -------
               265,845,260           1,903,244         868,796

               There were 28,504 broker non-votes with reference to this item.

               (iv) To adopt the 1996 Stock Incentive Plan:

               For                   Against           Abstain
               ---                   -------           -------
               250,979,027           15,284,553        2,333,058

               There were 49,166 broker non-votes with reference to this item.

          (d)  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          a)   Exhibits
               --------
               Exhibit No.    Description
               -----------    -----------
                (11)          Computation of Per Share Earnings.

                (27)          Financial Data Schedule.

                (99)          Cautionary Statements regarding
                              "Safe Harbor" Provisions of the
                              Private Securities Litigation
                              Reform Act of 1995.

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


Date: August 13, 1996

                               Exhibit Index
                               -------------

  Exhibit No.       Description
  -----------       -----------
     (11)           Computation of Per Share Earnings.

     (27)           Financial Data Schedule.

     (99)           Cautionary Statements regarding "Safe Harbor"
                    Provisions of the Private Securities
                    Litigation Reform Act of 1995.


                                  Ex-1