Form 10-Q
period 1996-09-30
AMERICAN HOME PRODUCTS CORP
filed 1996-10-31
CIK 5187

=====================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1996       Commission File Number 1-1225


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

                                        Yes  X         No
                                        ------         ------
     The number of shares of Common Stock outstanding as of the close of business on October 15, 1996:
                                               Number of
                    Class                  Shares Outstanding
      --------------------------------     ------------------
      Common Stock, $.33-1/3 par value        638,624,513

======================================================================

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES


                                 INDEX


                                                              Page No.
                                                              --------
Part I - Financial Information                                    2


     Item 1.   Financial Statements:


          Consolidated Condensed Balance Sheets -
            September 30, 1996 and December 31, 1995              3

          Consolidated Condensed Statements of Income -
            Three Months and Nine Months Ended
            September 30, 1996 and 1995                           4

          Consolidated Condensed Statements of Retained
            Earnings and Additional Paid-in Capital -
            Nine Months Ended September 30, 1996 and 1995         5

          Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended September 30, 1996 and 1995         6

          Notes to Consolidated Condensed Financial Statements    7-8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations      9-17


Part II - Other Information                                       18

     Item 1.   Legal Proceedings                                  18

     Item 6.   Exhibits and Reports on Form 8-K                   18-19

Signature                                                         20

Exhibit Index                                                     Ex-1

                        Part I - Financial Information
                        ------------------------------



AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1996 and December 31, 1995, the results of its operations for the three months and nine months ended September 30, 1996 and 1995, and its cash flows and the changes in retained earnings and additional paid-in capital for the nine months ended September 30, 1996 and 1995. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1996.

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In Thousands Except Per Share Amounts)
                                              Sept. 30      Dec. 31
                                                 1996         1995
ASSETS                                       ----------- ------------
Cash and cash equivalents................... $ 1,687,588  $ 1,802,397
Marketable securities.......................     232,178      217,672
Accounts receivable less allowances.........   2,496,833    2,613,439
Inventories:
     Finished goods.........................   1,079,117    1,142,174
     Work in progress.......................     603,595      567,437
     Materials and supplies.................     685,543      592,342
                                             -----------  -----------
                                               2,368,255    2,301,953
Other current assets........................   1,106,374    1,050,676
                                             -----------  -----------
     Total Current Assets...................   7,891,228    7,986,137

Property, plant and equipment...............   6,485,578    6,045,746
     Less accumulated depreciation..........   2,324,961    2,085,411
                                             -----------  -----------
                                               4,160,617    3,960,335
Goodwill and other intangibles, net of
     accumulated amortization...............   8,302,600    8,649,985
Other assets................................     783,193      766,466
                                             -----------  -----------
                                             $21,137,638  $21,362,923
                                             ===========  ===========
LIABILITIES
Loans payable .............................. $    79,359  $    72,217
Trade accounts payable......................     787,543      980,114
Accrued expenses............................   3,033,759    3,150,758
Accrued federal and foreign taxes...........     452,872      353,159
                                             -----------  -----------
     Total Current Liabilities..............   4,353,533    4,556,248

Long-term debt..............................   6,694,420    7,808,757
Accrued postretirement benefit
     obligation.............................     761,578      732,063
Other noncurrent liabilities................   2,417,313    2,415,620
Minority interests..........................     383,323      307,237

STOCKHOLDERS' EQUITY
$2 convertible preferred stock,
     par value $2.50 per share..............          81           85
Common stock, par value $.33-1/3 per share..     212,757      210,008*
Additional paid-in capital..................   1,874,817    1,515,154
Retained earnings...........................   4,512,026    3,875,224*
Currency translation adjustments............     (72,210)     (57,473)
                                             -----------  -----------
     Total Stockholders' Equity.............   6,527,471    5,542,998
                                             -----------  -----------
                                             $21,137,638  $21,362,923
                                             ===========  ===========
* Restated to reflect a two-for-one common stock split effective April 23, 1996. See Note 1.
     The accompanying notes are an integral part of these balance sheets.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)


                                  Three Months            Nine Months
                               Ended September 30,     Ended September 30,
                                1996        1995        1996        1995
                             ----------  ----------  ---------- -----------
Net sales................... $3,470,922  $3,257,789 $10,607,557 $10,048,118
                             ----------  ----------  ---------- -----------
Cost of goods sold..........  1,058,950   1,070,592   3,427,536   3,522,368
Selling, general and
  administrative expenses...  1,267,663   1,196,582   3,914,852   3,679,970
Research and development
  expenses..................    350,823     341,329   1,048,471     984,617
Interest expense, net.......    104,577     124,208     341,258     405,310
Other income, net...........     (4,546)    (18,996)    (52,538)    (87,694)
Gain on sale of oral
  health care business......          -           -           -    (959,845)
Restructuring charge........          -     180,240           -     180,240
                             ----------  ----------  ---------- -----------
Income before federal and
  foreign taxes.............    693,455     363,834   1,927,978   2,323,152

Provision for taxes.........    202,330      87,308     556,213     724,398
                             ----------  ----------  ---------- -----------
Net income.................. $  491,125  $  276,526  $1,371,765 $ 1,598,754
                             ==========  ==========  ========== ===========
Net income per share of
  common stock.............. $     0.77  $     0.45  $     2.16 $      2.59
                             ==========  ==========  ========== ===========

Dividends per share of
  common stock.............. $     .385  $     .375  $    1.155 $     1.125
                             ==========  ==========  ========== ===========
Average number of common
  shares and common share
  equivalents of preferred
  stock outstanding during
  the period used in the
  computation of net income
  per share.................    637,410     621,250     633,920     617,430




      The accompanying notes are an integral part of these statements.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                         AND ADDITIONAL PAID-IN CAPITAL
                                 (In Thousands)

                                         Nine Months Ended September 30,
   RETAINED EARNINGS                            1996           1995
                                             ----------     ----------
   Restated balance, beginning of period.... $3,875,224*    $3,120,659*

   Add: Net income..........................  1,371,765      1,598,754
                                             ----------     ----------
                                              5,246,989      4,719,413
                                             ----------     ----------

   Less: Cash dividends declared............    731,383        693,991
         Cost of treasury stock acquired,
           less amounts charged to capital..      8,799          5,019
                                             ----------     ----------
                                                740,182        699,010
                                             ----------     ----------
   Change in unrealized gain (loss) on
     marketable securities..................      5,219         11,818
                                             ----------     ----------
   Balance, end of period................... $4,512,026     $4,032,221
                                             ==========     ==========


   ADDITIONAL PAID-IN CAPITAL

   Balance, beginning of period............. $1,515,154     $1,020,658

   Add: Excess over par value of common
          stock issued......................    360,688        318,716

   Less: Cost of treasury stock acquired,
           less amounts charged to retained
           earnings.........................      1,025            643
                                             ----------     ----------
   Balance, end of period................... $1,874,817     $1,338,731
                                             ==========     ==========








   * Restated to reflect a two-for-one common stock split effective April 23, 1996. See Note 1.

       The accompanying notes are an integral part of these statements.

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (In Thousands)
                                             Nine Months Ended September 30,
                                                    1996         1995
                                                 ----------   ----------
Operating Activities
--------------------
Net income...................................... $1,371,765   $1,598,754
Adjustments to reconcile net income to net
cash provided from operating activities:
  Gains on sales of businesses and other assets     (51,069)    (991,191)
  Depreciation and amortization.................    510,316      431,104
  Deferred income taxes.........................    (29,076)     (15,165)
  Restructuring charge..........................          -      180,240
  Changes in working capital, net...............   (107,264)    (456,522)
  Other items, net..............................     27,792      212,453
                                                 ----------   ----------
Net cash provided from operating activities.....  1,722,464      959,673
                                                 ----------   ----------
Investing Activities
--------------------
Purchases of property, plant and equipment......   (523,022)    (478,474)
Proceeds from sales of businesses...............    152,969    1,519,059
Purchases of businesses, net of cash acquired...          -     (130,000)
Proceeds from sales of other assets.............     47,455      195,902
Proceeds from/(purchases of) marketable
  securities, net...............................    (18,273)      46,571
                                                 ----------   ----------
Net cash provided from/(used for) investing
  activities....................................   (340,871)   1,153,058
                                                 ----------   ----------
Financing Activities
--------------------
Net repayments of debt.......................... (1,107,195)  (1,510,412)
Dividends paid..................................   (731,383)    (693,991)
Exercise of stock options.......................    353,692      317,337
Purchases of treasury stock.....................     (9,887)      (5,687)
Other items, net................................          -      (58,502)
                                                 ----------   ----------
Net cash used for financing activities.......... (1,494,773)  (1,951,255)
                                                 ----------   ----------
Effects of exchange rates on cash balances......     (1,629)       9,180
                                                 ----------   ----------
(Increase)/decrease in cash and cash
  equivalents...................................   (114,809)     170,656
Cash and cash equivalents, beginning
  of period.....................................  1,802,397    1,696,204
                                                 ----------   ----------
Cash and cash equivalents, end of period........ $1,687,588   $1,866,860
                                                 ==========   ==========
         The accompanying notes are an integral part of these statements.

Supplemental Information
------------------------
  Interest payments                              $  460,911   $  538,738
  Income tax payments, net                          304,405      786,527

            AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.   Capital Stock
          -------------
          At the Company's April 23, 1996 Annual Meeting of Stockholders, the stockholders approved an increase in the number of authorized shares of common stock from 600,000,000 to 1,200,000,000 and thereafter the Company completed a two-for-one stock split in the form of a 100% stock dividend. The par value of the common stock was maintained at the pre-split amount of $.33 1/3 per share. All references to common stock, retained earnings, common shares outstanding and per share amounts in these consolidated condensed financial statements have been restated to reflect the two-for-one stock split on a retroactive basis.

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

Note 4.   Restructuring Charge
          --------------------
          The 1995 third quarter results of operations include a pre-tax restructuring charge of $180.2 million ($117.2 million after-tax) to record the costs of implementing the integration plan for the American Cyanamid Company acquisition related to American Home Products Corporation operations.

            AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 5.   Gain on Sale
          ------------
          Results of operations for the nine months ended
          September 30, 1995 include a pre-tax gain of $959.8 million ($623.9 million after-tax) on sale of the South
          American oral health care business in January 1995.

Note 6.   Sale of American Home Foods
          ---------------------------
          On September 6, 1996, the Company signed a definitive agreement to sell a majority interest in American Home Foods (AHF) to an affiliate of Hicks, Muse, Tate and Furst Incorporated for approximately $1.2 billion in cash. Under the terms of the transaction, which is subject to completion of financing, the Company will retain 20% of the common stock of AHF. This transaction is expected to be completed in the 1996 fourth quarter.

Note 7.   Acquisition of Worldwide Animal Health Business of
          --------------------------------------------------
          Solvay S.A.
          -----------
          On September 20, 1996, the Company announced its intention to enter into an agreement with Solvay S.A., a Belgian-based multinational corporation, to purchase its worldwide animal health business. It is anticipated that the purchase price will be approximately $450 million. The purchase should become effective on or before December 31, 1996 subject to the receipt of all necessary approvals and regulatory clearances.

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1996



Results of Operations
---------------------
Net sales increased 7% for the 1996 third quarter and 6% for the first nine months compared to 1995 results on an as-reported basis. After adjusting for the effects of businesses disposed of, discontinued and acquired in 1996 and 1995, assuming all transactions occurred as of January 1, 1995, net sales increased 7% for both the 1996 third quarter and first nine months on a pro forma basis. The pro forma results for the 1996 third quarter reflect higher worldwide sales of pharmaceuticals, international sales of agricultural products and domestic sales of food products. The pro forma results for the 1996 first nine months reflect higher worldwide sales of pharmaceuticals, consumer health care and agricultural products and domestic sales of food products.

The following tables set forth net sales results by major product category and industry segment together with the percentage changes in "As-Reported" and "Pro Forma" net sales from comparable periods in the prior year:

                           Three Months                Pro Forma(*)
($ in Millions)          Ended Sept. 30,   As-Reported %Increase
Net Sales to Customers    1996      1995    %Increase  (Decrease)
----------------------  --------  --------  ---------- ----------
Health Care Products:
  Pharmaceuticals       $2,026.1  $1,909.0      6%        10%
  Consumer Health Care     564.6     561.9      -          -
  Medical Devices          321.2     286.0     12%        (5)%
                        --------  --------  ----------  ---------
Total Health Care        2,911.9   2,756.9      6%         6%

Agricultural Products      304.3     292.0      4%         4%

Food Products              254.8     208.9     22%        22%
                        --------  --------  ----------  ---------
Consolidated Net Sales  $3,471.0  $3,257.8      7%         7%
                        ========  ========  ==========  =========

         Management's Discussion and Analysis of Financial Condition

                          and Results of Operations

            Three Months and Nine Months Ended September 30, 1996


                           Nine Months                 Pro Forma(*)
($ in Millions)          Ended Sept. 30,   As-Reported %Increase
Net Sales to Customers    1996      1995    %Increase  (Decrease)
---------------------- --------- ---------  ----------  ---------
Health Care Products:
  Pharmaceuticals      $ 5,705.0 $ 5,503.1      4%         8%
  Consumer Health Care   1,496.2   1,442.8      4%         6%
  Medical Devices          995.0     861.9     15%        (2)%
                        --------  --------  ----------  ---------
Total Health Care        8,196.2   7,807.8      5%         6%

Agricultural Products    1,707.3   1,631.2      5%         5%

Food Products              704.1     609.1     16%        16%

                       --------- ---------  ----------  ---------

Consolidated Net Sales $10,607.6 $10,048.1      6%         7%

                       ========= =========  ==========  =========

(*) Reflects all businesses disposed of, discontinued and acquired in 1996 and 1995 assuming all transactions occurred as of January 1, 1995.

The following sales variation explanations are presented on an "As-Reported" and "Pro Forma" basis:

     U.S. pharmaceutical sales increased 10% for the 1996 third quarter and 5% for the first nine months. Sales gains in the 1996 third quarter and first nine months were offset, in part, by lower sales of infant nutritional products resulting from the discontinuance of the U.S. infant nutritional business in 1996. After adjusting for the effects of businesses disposed of, discontinued and acquired in 1996 and 1995, U.S. pharmaceutical sales increased 13% for the 1996 third quarter and 9% for the first nine months. U.S. sales gains for the 1996 third quarter and first nine months were due primarily to higher sales of PREMARIN products, the Company's anti-obesity products PONDIMIN and REDUX (which was introduced earlier this year), Genetics Institute's recombinant Factor VIII, CORDARONE and ZIAC offset, in part, by lower sales of other cardiovascular and pharmaceutical products. U.S. pharmaceutical sales for the 1996 third quarter and first nine months also reflect introductory sales of NAPRELAN. The increase in U.S. pharmaceutical sales for the 1996 third quarter and first nine months consisted principally of unit volume growth.

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1996


     U.S. pharmaceutical price impacts were less than 1% for both the 1996 third quarter and first nine months.

     International pharmaceutical sales increased 2% for both the 1996 third quarter and first nine months. International pharmaceutical sales in the 1996 third quarter and first nine months were impacted by the disposition of the medicated feed additives business in 1995. After adjusting for the effects of businesses disposed of and acquired in 1995, international pharmaceutical sales increased 5% for the 1996 third quarter and 6% for the first nine months. International pharmaceutical sales gains for the 1996 third quarter and first nine months were due primarily to higher sales of EFFEXOR, ZOTON, veterinary products and infant nutritionals. Launches of several pharmaceutical products, in particular EFFEXOR, in additional international markets contributed to the international pharmaceutical sales increases in the 1996 third quarter and first nine months. The increase in international pharmaceutical sales for the 1996 third quarter consisted of unit volume growth of 9% offset by price decreases of 1% and unfavorable foreign exchange of 3%. The increase in international pharmaceutical sales for the 1996 first nine months was composed of unit volume increases of 9% offset by unfavorable foreign exchange of 3%. International pharmaceutical price impacts were less than 1% for the 1996 first nine months.

     U.S. consumer health care sales increased 1% for the 1996 third quarter and 5% for the first nine months. U.S. sales gains for the 1996 first nine months were due primarily to introductory sales of AXID AR, ORUDIS KT, and CHILDREN'S ADVIL and higher sales of CENTRUM offset, in part, by lower sales of ADVIL and ANACIN. Introductory U.S. sales in the 1996 third quarter were offset by lower U.S. sales of ADVIL. The increase in U.S. consumer health care sales for the 1996 third quarter consisted of price increases of 2% offset by unit volume decreases of 1%. The increase in U.S. consumer health care sales for 1996 first nine months was composed of unit volume growth of 4% and price increases of 1%.

     International consumer health care sales were comparable for both the 1996 third quarter and first nine months. After adjusting for the effect of the sale of the South American

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1996


     oral health care business in January 1995, international consumer health care sales increased 8% for the 1996 first nine months. International consumer health care sales gains for the 1996 first nine months were due primarily to the launch of CENTRUM products in additional international markets and higher sales of cough/cold products. International consumer health care sales for the 1996 third quarter consisted of price increases of 4% offset by unit volume decreases of 1% and unfavorable foreign exchange of 3%. The increase in international consumer health care sales for the 1996 first nine months was composed of unit volume increases of 9% and price increases of 2% offset by unfavorable foreign exchange of 3%.

     Worldwide medical device sales increased 12% for the 1996 third quarter and 15% for the first nine months due primarily to the Storz ophthalmic products business which was reported as "held for sale" in 1995. When the sales of this continuing business are included in 1995, and after adjusting for the effect of a business disposed of in 1996, worldwide medical device sales decreased 5% for the 1996 third quarter and 2% for the first nine months. The decrease in 1996 third quarter and first nine months sales was due primarily to lower U.S. sales of ophthalmic and wound closure products. The decrease in worldwide medical device sales for the 1996 third quarter consisted of unit volume decreases of 2%, price decreases of 1% and unfavorable foreign exchange of 2%. The decrease in worldwide medical device sales for the 1996 first nine months consisted principally of unfavorable foreign exchange of 2%.

     U.S. agricultural products sales decreased 6% for the 1996 third quarter and increased 4% for the first nine months. Due to the seasonality of the U.S. agricultural products business, a majority of U.S. agricultural product sales and results of operations are realized in the first half of the year. U.S. sales gains for the 1996 first nine months were due primarily to higher sales of COUNTER insecticide and PROWL, PURSUIT and CADRE herbicides offset, in part, by lower sales of SQUADRON herbicide. The decrease in U.S. agricultural products sales for the 1996 third quarter consisted of unit volume decreases of 9% offset by price increases of 3%. The increase in U.S. agricultural product

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1996


     sales for the 1996 first nine months consisted of unit volume growth of 2% and price increases of 2%.

     International agricultural products sales increased 9% for the 1996 third quarter and 5% for the first nine months. International agricultural products sales gains for the 1996 third quarter and first nine months were due primarily to higher sales of STOMP (marketed as PROWL in the U.S.) and PIVOT (marketed as PURSUIT in the U.S.) herbicides, FASTAC insecticide and ACROBAT fungicide offset, in part, by the discontinuance of a licensed herbicide product. International agricultural products sales for the 1996 third quarter consisted of unit volume increases of 7% and price increases of 6% offset by unfavorable foreign exchange of 4%. The increase in international agricultural products sales for the 1996 first nine months was composed of unit volume increases of 5% and price increases of 3% offset by unfavorable foreign exchange of 3%.

     Food products sales increased 22% for the 1996 third quarter and 16% for the first nine months. Sales gains for the 1996 third quarter and first nine months were due primarily to higher sales of CHEF BOYARDEE canned pasta, PAM, CRUNCH N' MUNCH and certain regional specialty products. The increase in food products sales for the 1996 third quarter and first nine months consisted principally of unit volume growth. As previously announced, a definitive agreement has been signed to sell a majority interest in American Home Foods (AHF) for approximately $1.2 billion in cash. Under the terms of the transaction, which is subject to completion of financing, the Company will retain 20% of the common stock of AHF.

Cost of goods sold, as a percentage of net sales, decreased to 30.5% for the 1996 third quarter compared to 32.9% for the 1995 third quarter, and decreased to 32.3% for the 1996 first nine months compared to 35.1% for the 1995 first nine months. The decreases were due primarily to a combination of favorable pharmaceutical and agricultural products sales mix, and to a lesser extent, cost savings and synergies. Cost savings and synergies resulted from the restructuring and consolidation of various manufacturing and quality control functions, primarily in the pharmaceutical business, related to the American Cyanamid Company (ACY) acquisition and the Company's previously announced Organizational Effectiveness and Supply Chain programs.

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1996


Selling, general and administrative expenses, as a percentage of net sales, decreased to 36.5% for the 1996 third quarter compared to 36.7% for the 1995 third quarter, and increased to 36.9% for the 1996 first nine months compared to 36.6% for the 1995 first nine months. For the 1996 first nine months, ACY acquisition-related synergies were more than offset by increased marketing and selling expenses related to pharmaceutical and consumer health care product introductions, and pharmaceutical disease and health management programs.

Research and development expenses increased 3% for the 1996 third quarter and 6% for the first nine months compared to the same periods in 1995. ACY acquisition-related synergies were more than offset by increased pharmaceutical research and development expenditures, particularly in the biopharmaceutical area for the 1996 first nine months.

Interest expense, net decreased 16% for both the 1996 third quarter and first nine months compared to the same periods in 1995 due primarily to the reduction in long-term debt related to the ACY acquisition during 1996 and 1995. Average long-term debt outstanding during the 1996 and 1995 third quarter was $7,024.3 million and $8,609.1 million. Average long-term debt outstanding during the 1996 and 1995 first nine months was $7,251.6 million and $9,232.5 million.

Income before taxes increased for the 1996 third quarter compared to the 1995 third quarter due, in part, to the 1995 third quarter pre-tax restructuring charge of $180.2 million for the company's integration plan related to the ACY acquisition. Excluding the restructuring charge from 1995 results, income before taxes for the 1996 third quarter increased 27% due primarily to higher U.S. sales of pharmaceutical and food products, favorable pharmaceutical sales mix, cost savings and synergies, and lower ACY acquisition-related interest expense offset, in part, by increased pharmaceutical and consumer health care marketing and selling expenses.

Income before taxes decreased in the 1996 first nine months compared to the 1995 first nine months due to the net effect of the 1995 third quarter restructuring charge and first quarter pre-tax gain of $959.8 million on the sale of the South American oral health care business. Excluding the third quarter restructuring charge and the gain on sale from 1995 results,

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1996


income before taxes increased 25% for the 1996 first nine months due primarily to higher worldwide sales of pharmaceutical and agricultural products and domestic sales of food products, favorable pharmaceutical and agricultural products sales mix, cost savings and synergies, and lower ACY acquisition-related interest expense offset, in part, by increased pharmaceutical and consumer health care marketing and selling expenses and higher pharmaceutical research and development expenditures.

Net income and net income per share for the 1996 third quarter increased compared to the 1995 third quarter due primarily to the 1995 third quarter after-tax restructuring charge of $117.2 million ($.19 per share). Excluding the restructuring charge from 1995 results, net income and net income per share for the 1996 third quarter increased 25% and 20%.

Net income and net income per share for the 1996 first nine months decreased compared to the 1995 first nine months due to the net effect of the 1995 third quarter restructuring charge and first quarter after-tax gain on sale of $623.9 million ($1.01 per share). Excluding the third quarter restructuring charge and the first quarter gain on sale from 1995 results, net income and net income per share for the 1996 first nine months increased 26% and 22%, respectively.

The following table sets forth income before taxes by industry segment:
                             Three Months         Nine Months
($ in Millions)           Ended September 30,  Ended September 30,
Income Before Taxes         1996       1995 (1)  1996       1995 (1)
-------------------        -------   -------   --------   --------
Health Care Products (2)(3)$ 773.9   $ 737.0   $1,911.5   $1,708.6
Agricultural Products         (7.6)     (4.2)     355.8      305.7
Food Products                 53.5      18.6      113.6       46.5
Corporate (3)               (126.3)   (207.4)    (452.9)    (517.3)
                           -------   -------   --------   --------
Consolidated Income
  Before Taxes (2)(3)      $ 693.5   $ 544.0   $1,928.0   $1,543.5
                           =======   =======   ========   ========

(1) Certain reclassifications have been made to income before taxes for 1995 to conform with the 1996 presentation, including the allocation of ACY goodwill amortization to the appropriate industry segments.

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1996


(2) Income before taxes for the 1995 third quarter and first nine months excludes the restructuring charge of $180.2 million (Health Care Products).

(3) Income before taxes for the 1995 first nine months excludes the gain on the sale of the South American oral health care business of $959.8 million identified as follows: Health Care Products - $814.9 million and Corporate - $144.9 million.

Competition
-----------
The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its sales or results of operations. However, PREMARIN, the Company's conjugated estrogens product, which has not had patent protection for many years, does contribute significantly to sales and results of operations. PREMARIN is not currently subject to generic competition in the United States. A U.S. Food and Drug Administration (FDA) advisory committee meeting was held in July 1995 to discuss relative differences in safety and efficacy among estrogen products and to advise the FDA on the activity of various estrogenic components in PREMARIN relative to the FDA's review of applications for generic conjugated estrogens. The FDA advisory committee concluded that there is insufficient data to assess whether or not any individual component or combination of components of PREMARIN, other than estrone and equilin, must be present to achieve clinical efficacy and safety. The Company cannot predict the timing or outcome of the FDA's action on currently pending applications for generic conjugated estrogen products. While the introduction of generic competition ordinarily is expected to significantly impact the market for a brand name product, the extent of such impact on PREMARIN and related products cannot be predicted with certainty due to a number of factors, including the nature of the product and the introduction of new combination estrogen and progestin products in the PREMARIN family.

        Management's Discussion and Analysis of Financial Condition

                         and Results of Operations

           Three Months and Nine Months Ended September 30, 1996


Liquidity, Financial Condition and Capital Resources
----------------------------------------------------
Cash and cash equivalents decreased $114.8 million for the 1996 first nine months to $1,687.6 million. Cash flows from operating activities of $1,722.5 million, proceeds from the exercise of stock options of $353.7 million and proceeds from sales of businesses of $153.0 million were used principally for long-term debt reduction of $1,107.2 million, dividend payments of $731.4 million and capital expenditures of $523.0 million. Due to the seasonality of the U.S. agricultural products business, a significant portion of the annual U.S. agricultural products sales are recorded in the first six months of the year; however, a significant portion of the related accounts receivable are not collected until the third quarter. As a result, cash flows from operating activities in the 1996 first nine months are not indicative of the results to be expected for the full year.

Capital expenditures included the expansion of the Company's research and development facilities and continued strategic investments in manufacturing/distribution/administrative facilities worldwide.

The Company expects the pending sale of American Home Foods to be completed in the 1996 fourth quarter. A portion of the proceeds from this sale is expected to fund the Company's pending purchase of the worldwide animal health business of Solvay S.A. The purchase price is anticipated to be approximately $450 million. The acquisition, which is subject to the receipt of all necessary approvals and regulatory clearances, is also expected to be completed in the 1996 fourth quarter.

Cautionary Statements for Forward Looking Information
-----------------------------------------------------
Management's discussion and analysis set forth above contains certain forward looking statements, including statements regarding the Company's financial position, results of operations, potential competition and pending acquisitions and dispositions. These forward looking statements are based on current expectations. Certain factors which could cause the Company's actual results to differ materially from expected and historical results have been identified by the Company in Exhibit 99 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which exhibit is hereby incorporated by reference.

                        Part II - Other Information
                        ---------------------------

Item 1.   Legal Proceedings
          -----------------
          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 1996.

          In the NORPLANT liability litigation pending in Illinois state court (Doe v. Wyeth-Ayerst
                                -------------------
          Laboratories), on September 10, 1996, the circuit court
          ------------
          decertified the pending class action relating to alleged removal difficulties and ordered that the cases proceed as individual actions. Adopting the same reasons it used in its March ruling not to expand the class, the court held that discovery in the case since the original certification decision had demonstrated that individual issues regarding removal predominated over common ones and that a class action was not an efficient method for adjudicating such claims. The Company will continue to contest class certification in any state jurisdiction in which it is raised.

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


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          a)   Exhibits
               --------
               Exhibit No.    Description
               -----------    -----------
                (11)          Computation of Per Share Earnings.

                (27)          Financial Data Schedule.

                (99) Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation
                              Reform Act of 1995 is hereby
                              incorporated by reference to
                              Exhibit 99 to the Company's
                              Quarterly Report on Form 10-Q
                              for the quarter ended June 30,
                              1996.

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


Date: October 31, 1996

                               Exhibit Index
                               -------------


  Exhibit No.       Description
  -----------       -----------
     (11)           Computation of Per Share Earnings.

     (27)           Financial Data Schedule.

                                  Ex-1