Form 10-K
period 1996-12-31
AMERICAN HOME PRODUCTS CORP
filed 1997-03-27
CIK 5187

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission file number
  December 31, 1996                                            1-1225

                       AMERICAN HOME PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                 13-2526821

      (State or other jurisdiction of          (I.R.S. Employer Identification
      incorporation or organization)                       Number)

      Five Giralda Farms, Madison, NJ                     07940-0874

(Address of Principal Executive Offices)                  (Zip Code)

Registrant's telephone number, including area code     (201) 660-5000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __



State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing).

Aggregate market value at March 3, 1997                    $41,679,526,717

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

                                                            Outstanding at
                                                             March 3, 1997

Common Stock, $.33 - 1/3 par value                            642,458,986

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

 (1) 1996 Annual Report to Shareholders - In Parts I, II and IV
 (2) Proxy Statement filed March 24, 1997 - In Part III

                                     PART I

ITEM 1.   BUSINESS

          General

          American Home Products Corporation (the "Company"), a Delaware corporation organized in 1926, is currently engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in two primary business segments: health care products and agricultural products. Health care products include branded and generic ethical pharmaceuticals, biologicals, nutritionals, consumer health care products, medical devices and animal biologicals and pharmaceuticals. Agricultural products include crop protection and pest control products such as herbicides, insecticides, fungicides and plant growth regulators. The Company holds a majority interest in Immunex Corporation, a biopharmaceutical company whose stock is publicly traded.

          In December 1996, the Company acquired the remaining equity interest in the biopharmaceutical company, Genetics Institute, Inc. ("G.I.") that it did not already own for approximately $1.3 billion.

          In November 1996, the Company sold a majority interest in the American Home Foods business for approximately $1.2 billion. The Company retained a 20% equity interest in International Home Foods, the successor to American Home Foods.

          In late 1994, the Company acquired the outstanding common stock of American Cyanamid Company ("Cyanamid"). The aggregate purchase price to acquire all of Cyanamid including acquisition-related fees and expenses was approximately $9.6 billion.

          Additional information relating to the G.I. and Cyanamid acquisitions, the American Home Foods disposition, and certain other acquisitions and divestitures is set forth in Notes 2 and 3 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

          In February 1997, the Company acquired the worldwide animal health business of Solvay S.A. for approximately $460 million.

          Unless stated to the contrary, or unless the context otherwise requires, references to the Company in this report include American Home Products Corporation and its wholly-owned or majority-owned subsidiaries.

          Industry Segments

          Financial information, by industry segment, for the three years ended December 31, 1996 is set forth on page 34 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

          The Company is not dependent on any single or major group of customers for its sales. The Company currently manufactures, distributes and sells a diversified line of products in two primary industry segments. The product designations appearing in differentiated type herein are trademarks.

          HEALTH CARE PRODUCTS -

          Pharmaceuticals - This sector includes a wide variety of ethical pharmaceutical and biological products for human and veterinary use which are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, managed care organizations and physicians.
          Some of these sales are made to large buying groups representing certain of these customers. Principal product categories for human use and their respective products are: women's health care including PREMARIN, PREMPRO/PREMPHASE, LO/OVRAL (marketed as MIN-OVRAL internationally), NORDETTE and TRIPHASIL (marketed as TRINORDIOL internationally); infant nutritionals (international markets only); cardiovascular including CORDARONE and ZIAC; antiobesity including PONDIMIN and REDUX; mental health including ATIVAN and EFFEXOR; anti-inflammatories including LODINE and ORUVAIL; anti-infectives including MINOCIN, SUPRAX and ZOSYN (marketed as TAZOCIN internationally); vaccines including ORIMUNE and TETRAMUNE; biopharmaceuticals including recombinant Factor VIII; and oncology therapies. In addition, the Company markets generic pharmaceutical products. Principal animal health product categories include vaccines, pharmaceuticals including anthelmintics, endectocides and growth implants. The Company manufactures these products in the United States and Puerto Rico and in 22 foreign countries.

          Sales of women's health care products in the aggregate accounted for more than 10% of consolidated net sales in 1996, 1995 and 1994.
          Except for sales of women's health care products, no single pharmaceutical product or other category of products accounted for more than 10% of consolidated net sales in 1996, 1995 or 1994. The operating income before taxes from the women's health care products in the aggregate, and the PREMARIN line of products individually, accounted for more than 10% of consolidated operating income before taxes in 1996, 1995 and 1994.

          Consumer health care - Principle over-the-counter health care product categories and their respective products are analgesics including ADVIL; cough/cold/allergy remedies including ROBITUSSIN and DIMETAPP; vitamins and mineral supplements including CENTRUM; hemorrhoidal; antacids; and asthma relief items. These products are generally sold to wholesalers, retailers and managed care organizations, and are primarily promoted to consumers worldwide through advertising. These products are manufactured in the United States and Puerto Rico and in 17 foreign countries.

          No single consumer health care product or category of products accounted for more than 10% of consolidated net sales or operating income before taxes in 1996, 1995 or 1994.

          Medical Devices - Principal products in this sector include MONOJECT needles and syringes, ARGYLE tubes, catheters and chest drainage devices, DAVIS & GECK wound closure products, tympanic and predictive thermometers, ophthalmic surgical equipment and vision care products, exercise equipment, cardiopulmonary instrumentation and devices, enteral feeding systems and access devices, microsurgical equipment and other hospital products which are promoted and sold worldwide, principally to physicians, hospitals, other health care institutions and wholesalers. Buying groups also represent certain of these customers. In addition to the United States and Puerto Rico, these products are manufactured in 11 foreign countries.

          No single medical device product or category of products accounted for more than 10% of consolidated net sales or operating income before taxes in 1996, 1995 or 1994.

          AGRICULTURAL PRODUCTS -

          Principal agricultural product categories and their respective products are herbicides including PURSUIT (marketed as PIVOT internationally) and PROWL (marketed as STOMP internationally); insecticides including COUNTER; and fungicides which are promoted to consumers worldwide and generally sold directly to wholesalers and retailers. In addition to the United States and Puerto Rico, these products are manufactured in eight foreign countries.

          No single agricultural product or category of products exceeded 10% of consolidated net sales or operating income before taxes in 1996, 1995 or 1994.

          FOOD PRODUCTS -

          On November 1, 1996, the Company sold a majority interest in the American Home Foods business. Products in this segment included prepared pastas and other entrees, regional specialty foods, condiments, snack products, spreadable fruit products and other food products which were promoted to consumers through advertising and generally sold directly to wholesalers and retailers. The Company retained a 20% equity interest in International Home Foods, the successor to American Home Foods.

          No single food product or category of products exceeded 10% of consolidated net sales or operating income before taxes in 1996, 1995 or 1994.

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

          In the pharmaceuticals business, most of the Company's major products are not protected by patents. The non-steroidal anti-inflammatory ("NSAID") LODINE ceased to be under patent protection in the United States in February 1997. The product extensions LODINE XL and LODINE 500 mg. have market exclusivity until 1999. Other prescription products, such as the cardiovasculars INDERAL LA and INDERIDE LA, remain patent protected until late 1997. The anti-depressant EFFEXOR will have patent protection into 2007. TETRAMUNE, a combination vaccine, will have patent protection until 2007. SUPRAX, a third-generation cephalosporin antibiotic, remains under patent protection until 2002. VERELAN, a calcium channel blocker, will have patent protection until 2006. PREMPRO, a combination estrogen and progestin product, will have patent protection until 2006.

          Sales in the consumer health care and medical devices businesses are largely supported by the Company's trademarks and brand names. These trademarks and brand names are a significant part of the Company's business and have a perpetual life as long as they remain in use. See "Competition" below, for a discussion of generic and store brands competition.

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

          Competition

          HEALTH CARE PRODUCTS -

          The Company operates in the highly competitive health care industry which includes the ethical pharmaceutical, animal health, consumer health care and medical devices businesses. Within the ethical pharmaceutical and animal health businesses, the Company has many major multi-national competitors and numerous other smaller domestic and foreign competitors. Based on net sales, the Company believes it ranks within the top 10 major competitors within the ethical pharmaceutical business category and, with the acquisition of the Solvay S.A. animal health business in the first quarter of 1997, the Company believes it ranks within the top 5 major competitors within the animal health business category. The consumer health care business also has many competitors. Based on net sales, the Company believes it ranks within the top 10 major competitors within this business category.

          The Company's competitive position in the Health Care Products segment is affected by several factors including resources available to develop, enhance and promote products, customer acceptance, product quality, patent protection, development of alternative therapies by competitors, scientific and technological advances and governmental reforms on pricing and generic substitutes. For prescription products, the growth of managed care organizations, such as health maintenance organizations ("HMOs") and pharmaceutical benefit management companies, has resulted in increased competitive pressures. The continued growth of generic substitutes is further promoted by legislation, regulation and various incentives enacted and promulgated in both the public and private sectors.

          PREMARIN, the Company's conjugated estrogens product, which has not had patent protection for many years, does contribute significantly to sales and results of operations. PREMARIN is not currently subject to generic competition in the United States. A U.S. Food and Drug Administration ("FDA") advisory committee meeting was held in July 1995 to discuss relative differences in safety and efficacy among estrogen products and to advise the FDA on the activity of various estrogenic components in PREMARIN relative to the FDA's review of applications for generic conjugated estrogens. The FDA advisory committee concluded that there is insufficient data to assess whether or not any individual component or combination of components of PREMARIN, other than estrone and equilin, must be present to achieve clinical efficacy and safety. In November 1996, the FDA published and sought comment on scientific data on the composition of conjugated estrogens. The Company cannot predict the timing or outcome of the FDA's action on currently pending applications for generic conjugated estrogen products. While the introduction of generic competition ordinarily is expected to significantly impact the market for a brand name product, the extent of such impact on PREMARIN and related products cannot be predicted with certainty due to a number of factors, including the nature of the product and the introduction of new combination estrogen and progestin products in the PREMARIN family.

          Health care costs will continue to be the subject of attention in both the public and private sectors in the U.S. Similarly, in international markets, health care spending is subject to increasing governmental review, much of which is focused on pharmaceutical prices. While the Company cannot predict the impact that any future health care initiatives may have on the Company's worldwide results of operations, the Company believes that the pharmaceutical industry will continue to play a very positive role in helping to contain global health care costs through the development of innovative products.

          The growth of generic and store brands continued to impact some of the Company's consumer health care branded product line categories in 1996 and is expected to continue during 1997. The medical devices business, particularly in the needle and syringe, and suture product lines, is also impacted by competitive market conditions which continue to place significant pressure on prices.

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

          Research and Development

          Worldwide research and development activities are focused on developing and bringing to market new products to treat and/or prevent some of the most serious health care and agricultural problems. Research and development expenditures totaled $1,429,056,000 in 1996, $1,354,963,000 in 1995 and $817,090,000 in 1994, with approximately
          78% of these expenditures in the ethical pharmaceutical area in 1996.

          The Company currently has 14 New Drug Applications and 23 Supplemental Drug Applications filed with the FDA for review, and 86 active Investigational New Drug Applications and one Biologics License Application pending. During 1996, several major collaborative research and development arrangements continued with other pharmaceutical and biotechnology companies. It is not anticipated, however, that the products developed as a result of these activities will contribute significantly to consolidated revenues or operating profits in the near future. The extent of subsequent contributions from these potential products, if any, cannot presently be predicted. Additionally, the Agricultural Products segment has four products awaiting approval by the United States Environmental Protection Agency ("EPA").

          In December 1996, the Company acquired the remaining equity interest in G.I. for approximately $1.3 billion. The completion of this acquisition will facilitate research and development coordination with Wyeth-Ayerst Research.

          During 1996, the Company received FDA approval for the arthritis product NAPRELAN, the antiobesity drug REDUX, the non-steroidal anti-inflammatory drugs LODINE XL and LODINE 500 mg., the new rheumatoid arthritis indication for LODINE and the OTC products AXID AR, Children's ADVIL and Junior Strength ADVIL tablets (100 mg.).

          Regulation

          The Company's various health care and agricultural products are subject to regulation by government agencies throughout the world.
          The primary emphasis of these requirements is to assure the safety and effectiveness of the Company's products. In the United States, the FDA, under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act, regulates many of the Company's health care products, including human and animal pharmaceuticals, vaccines, consumer health care products and medical devices. The U.S. Department of Agriculture ("USDA") regulates the Company's domestic animal vaccine products. The FDA's powers include the imposition of criminal and civil sanctions against companies, including seizures of regulated products and criminal sanctions against individuals. The FDA's enforcement powers also include its inspection of the numerous facilities operated by the Company. To facilitate compliance, the Company from time to time may institute voluntary compliance actions such as product recalls when it believes it is appropriate to do so. In addition, many states have similar regulatory requirements. Most of the Company's pharmaceutical products, and an increasing number of its consumer health care products, are regulated under the FDA's new drug approval processes, which mandate pre-market approval of all new drugs. Such processes require extensive time, testing and documentation for approval, resulting in significant costs for new product introductions. The Company's pharmaceutical business is also affected by the Controlled Substances Act, administered by the Drug Enforcement Administration, which regulates strictly all narcotic and habit-forming drug substances. The Company devotes significant resources to dealing with the extensive federal and state regulatory requirements applicable to its products.

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

          The manufacture and sale of pesticides are regulated by the EPA. No new pesticide and no existing pesticide for a new use may be manufactured, processed or used in the United States without prior notice to the EPA. Outside the United States, agricultural chemicals are regulated by various agencies, often by standards which differ from those in the United States.

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

          It is the Company's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. For further information on environmental matters, see Notes 3, 5 and 11 of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report to Shareholders, which are incorporated herein by reference.

          Employees

          At the end of 1996, the Company had 59,747 employees worldwide, with 31,447 employed in the United States including Puerto Rico. Approximately 27% of worldwide employees are represented by various collective bargaining groups. Relations with most organized labor groups remain relatively stable.

          Financial Information about the Company's Foreign and Domestic Operations

          Financial information about foreign and domestic operations for the three years ended December 31, 1996, as set forth on page 34 of the Company's 1996 Annual Report to Shareholders, is incorporated herein by reference.

          The Company's operations outside the United States are conducted primarily through subsidiaries. International sales in 1996 amounted to 41% of the Company's total worldwide sales.

          The Company's international businesses are subject to risks of currency fluctuations, governmental actions and other governmental proceedings which are inherent in conducting business outside of the United States. The Company does not regard these factors as deterrents to maintaining or expanding its non-U.S. operations.


ITEM 2.   PROPERTIES

          The Company's corporate headquarters and the headquarters of its domestic consumer health care business are located in Madison, New Jersey. The Company's domestic and international ethical pharmaceutical operations and its international consumer health care business are headquartered in three executive/administrative buildings in Radnor and St. Davids, Pennsylvania. The Company's animal health business is headquartered in Overland Park, Kansas. The Company's principal medical devices business maintains its headquarters in St. Louis, Missouri. The Agricultural Products segment maintains its headquarters in Parsippany, New Jersey. The Company's foreign subsidiaries and affiliates, which generally own their properties, have manufacturing facilities in 26 countries outside the United States. The following are the principal manufacturing plants (M) and research laboratories (R) of the Company as of December 31, 1996:

          INDUSTRY SEGMENT

          Health Care Products:
            Alpirsbach, Germany (M)
            Andover, Massachusetts (M, R)
            Askeaton, Ireland (M)
            Balleymoney, N. Ireland (M)
            Baulkham Hills, Australia (M)
            Buenos Aires, Argentina (M)
            Cabuyao, Philippines (M)
            Carolina, Puerto Rico (M)
            Catania, Italy (M)
            Chazy, New York (R)
            Cherry Hill, New Jersey (M, R)
            Commerce, Texas (M)
            Deland, Florida (M)
            Fort Dodge, Iowa (M, R)
            Fukuroi City, Japan (M, R)
            Georgia, Vermont (M)
            Gosport, Great Britain (M, R)
            Guayama, Puerto Rico (M)
            Havant, Great Britain (M, R)
            Hsin-Chu Hsien, Taiwan (M, R)
            Maracay, Venezuela (M)
            Marietta, Pennsylvania (M, R)
            Montreal, Canada (M, R)
            Muenster, Germany (M)

            Newbridge, Ireland (M)
            Norfolk, Nebraska (M)
            Pearl River, New York (M, R)
            Princeton, New Jersey (R)
            Radnor, Pennsylvania (R)
            Richmond, Virginia (M, R)
            Rouses Point, New York (M, R)
            Sanford, North Carolina (M)
            Smithfield, Australia (M)
            Suzhou, China (M)
            West Chester, Pennsylvania (M)

          Agricultural Products:
            Catania, Italy (M)
            Genay, France (M)
            Gravelines, France (M)
            Hannibal, Missouri (M)
            Hsin-Chu Hsien, Taiwan (M, R)
            Iracemapolis, Brazil (R)
            Paulina, Brazil (M)
            Princeton, New Jersey (R)
            Resende, Brazil (M)
            Schwabenheim, Germany (R)

          All of the above properties are owned except certain facilities in Cherry Hill, New Jersey, Guayama, Puerto Rico and Suzhou, China which are under lease. The Company also owns or leases a number of other smaller properties worldwide which are used for manufacturing, research, warehousing and office space.

ITEM 3.   LEGAL PROCEEDINGS

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims.

          There are approximately 250 cases pending, predominantly in Scotland, based upon alleged injuries arising out of the use of the tranquilizer ATIVAN. Substantially all of the cases in Scotland have been supported by governmental legal aid funding, as had other related litigation in the United Kingdom. In 1994, the Legal Aid Board in England, where more than 1,100 cases had been pending, discontinued funding for the English litigation and all of the English ATIVAN cases have now been dismissed. The Northern Ireland Legal Aid Board has also discontinued the funding of the litigation in that jurisdiction. The Scottish Legal Aid Board is currently considering submissions by the Company that public funding for the Scottish litigation should also be discontinued. The Scottish cases have been stayed pending the Legal Aid Board's determination.

          There are currently more than 2,700 lawsuits pending against the Company in federal and state courts on behalf of approximately 42,000 plaintiffs alleging injuries as a result of use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel. Approximately 70 of the cases have been filed as class actions and the remainder are proceeding as individual suits.
          In December 1994, the Judicial Panel on Multi-District Litigation ("MDL") ordered that all NORPLANT SYSTEM lawsuits filed in federal courts be consolidated for pretrial proceedings in the U.S. District Court in Beaumont, Texas. In August 1996, the MDL court denied a motion by the federal plaintiffs to certify the cases as a class action. Class certification was also denied during 1996 in state courts in New Jersey, Pennsylvania and Illinois and a class relating to claims involving removal difficulties which had been certified by the Circuit Court of Illinois in June 1994 ( Doe v. Wyeth-
          Ayerst Laboratories (Cir. Ct. Ill., Cook Cty. 1993)) was decertified. The only jurisdiction where the certification issue remains pending is Louisiana, where the issue will not be fully briefed and decided until 1998. Following the denial of class certification, the MDL court scheduled three "bellwether" trials, each involving the claims of five Texas plaintiffs. Rather than proceeding with the first of these trials as scheduled on February 24, 1997, the court entered summary judgment in favor of the Company on all of plaintiffs' claims. It is not known at this point whether the plaintiffs will appeal. The Company will continue to contest these and all other NORPLANT SYSTEM claims. A number of state court "bellwether" trials, primarily in Texas and Indiana, are scheduled to take place during 1997.

          On March 7, 1994, an action was brought against the Company by Johnson & Johnson ("J&J") and Ortho Pharmaceutical Corporation ("Ortho") currently seeking approximately $270 million in damages alleged to have arisen from a preliminary injunction which was granted in a patent infringement lawsuit brought by the Company and which had prevented J&J and Ortho from marketing an oral contraceptive containing norgestimate for approximately 10 months until it was overturned by the Court of Appeals for the Federal Circuit in a two-to-one decision. Thereafter, in the underlying action in the district court, the jury found against the Company on its claim of infringement and the trial of the damages action is expected to commence in 1997.

          In an action for patent infringement pending in U.S. District Court (Eastern District of Pennsylvania), McNeilab Inc. has recently alleged that it is entitled to approximately $60 million in compensatory damages against Scandipharm Inc., which would be entitled to seek indemnification from a subsidiary of the Company, Eurand Microencapsulation, S.A. In this action, McNeilab is alleging that pancreatic tablets used to treat cystic fibrosis, which Eurand exclusively supplies to Scandipharm, infringe U.S. patents licensed to McNeilab. Treble damages are also sought for alleged willful infringement. Although the trial court had previously dismissed this action for lack of standing, the appeals court reinstated the lawsuit and it is expected to proceed to trial in 1997.

          On October 14, 1993, Rite Aid Corporation, Revco D.S. Inc. and other retail drug chains and retail pharmacies filed an action in U.S. District Court (Middle District of Pennsylvania) against the Company, other pharmaceutical manufacturers and a pharmacy benefit management company alleging that the Company and other defendants provided discriminatory price and promotional allowances to managed care organizations and others in violation of the Robinson-Patman Act. The complaint further alleges collusive conduct among the defendants related to the alleged discriminatory pricing in violation of the Sherman Antitrust Act as well as certain other violations of common law principles of unfair competition. Subsequently, numerous other cases, many of which are purported class actions brought on behalf of retail pharmacies and retail drug and grocery chains, were filed in various federal courts against the Company as well as other pharmaceutical manufacturers and wholesalers. These cases make one or more similar allegations of violations of federal or state antitrust or unfair competition laws. In addition, a mail order pharmacy plaintiff alleges that it was forced out of business and certain plaintiffs also allege that the defendants' patents covering brand name prescription drugs give the defendants power to enter into exclusionary arrangements with certain managed care customers and seek compulsory patent licenses. The various class actions were consolidated as a single class action (the "Consolidated Class Action") which alleges violations of Section 1 of the Sherman Act.
          All of the federal actions have been coordinated and consolidated for pretrial purposes under the caption In re Brand Name Prescription
          Drug Antitrust Litigation (MDL 997 N.D.Ill.). These federal actions seek treble damages in unspecified amounts and injunctive and other relief. The court in the federal actions approved an amended settlement among certain defendants, including the Company, and the Consolidated Class Action plaintiffs. The settlement provides, among other things, for certain payments to be made by the settling defendants, over a period of three years, to the Consolidated Class Action plaintiffs. The Company's settlement payments (including payments to be made on behalf of Cyanamid) would total $42.5 million. Notices of appeal of the settlement have been filed by certain class members. The amendment to the settlement, which would be in effect for three years, would prohibit the settling manufacturers from refusing to grant discounts to retailers solely because of their status as retailers and would require that retailers be given the opportunity to demonstrate their ability to move market share and to negotiate and earn discounts similar to the discounts offered to managed care organizations. The settlement also provides that it shall not be deemed or construed to be an admission or evidence of any violation of any statute or law or of any liability or wrongdoing by the Company or of the truth of any of the claims or allegations alleged in the Consolidated Class Action. Also, the Court of Appeals for the Seventh Circuit has agreed to hear the appeal of the denial of the manufacturer defendants' motion for summary judgment that indirect purchasers lack standing to bring federal price fixing claims. The individual federal actions, including those brought by Rite Aid Corporation, Revco D.S. Inc. and other retail drug chains, remain pending against the Company. In addition to the federal actions, similar litigation on behalf of consumers or retail pharmacies has been brought in various state courts, including purported class actions in Alabama, Arizona, California, Colorado, District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, Tennessee, Washington and Wisconsin. These actions are all in various pre-trial stages. The actions in Colorado, Washington and New York have been dismissed on pre-trial motions. Plaintiffs have appealed the dismissal of the Washington and New York actions.

          The FTC is also investigating allegations of concerted action in the pricing of pharmaceutical products and the Company has provided information in response to a subpoena.

          The Company has been involved in various antitrust suits and government investigations relating to its marketing and sale of infant formula. The antitrust lawsuits, which were commenced in various federal and state courts, alleged in general that the Company conspired with one or more of its competitors to fix prices of infant formula and to monopolize the market for infant formula products. As previously disclosed, most of the cases as well as a Federal Trade Commission ("FTC") proceeding have been settled and other cases have been terminated without liability to the Company, including an action brought in federal court by the State of Louisiana, which has been dismissed. In Alabama, class certification has been denied in a state court action on behalf of indirect purchasers. The Company is also a defendant in a purported class action brought in federal court under Massachusetts state law on behalf of indirect purchasers of infant formula in Massachusetts. The government agencies that have been conducting investigations of pricing and marketing practices in the infant formula industry include three state attorneys general. The Company has been advised that two other state attorneys general have terminated their investigations of the Company without any action.

          The Company has entered into settlements with the FTC and state attorneys general concerning pricing practices relating to a marketing program for certain crop protection products. These settlements, which do not admit any liability by the Company, prohibit resale price maintenance in the sale of such crop protection products. The state settlement also provides for a payment of $7.3 million by the Company. A purported class action was filed in state court in Tennessee and alleges similar violations of state antitrust and consumer protection laws by Cyanamid in the sale of crop protection products. The complaint purports to be on behalf of indirect purchasers of Cyanamid's crop protection products in the states of Tennessee, Alabama, California, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, West Virginia, Wisconsin and the District of Columbia.

          In response to a subpoena from the New York State Attorney General, the Company has provided information relating to the Company's copromotion of Merck's osteoporosis drug FOSAMAX and disease management activities.

          Pursuant to a consent order entered into by the Company in connection with the acquisition from Solvay S.A. of its animal health business, the Company has divested certain canine and feline vaccines to Schering-Plough Corporation. If Schering-Plough does not obtain USDA approval to manufacture these vaccines itself, the consent order may require certain additional asset divestitures by the Company.

          As discussed in Item I, the Company is a party to, or otherwise involved in, legal proceedings under CERCLA and similar state laws directed at the cleanup of various sites including 62 Superfund sites, including the Cyanamid-owned Bound Brook, N.J. site. The Company's potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and, for others, the final costs of cleanup have not yet been determined. As assessments and cleanups proceed, these liabilities are reviewed periodically and are adjusted as additional information becomes available. Environmental liabilities are inherently unpredictable. The liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. The 62 Superfund sites exclude sites for which Cytec assumed full liability and agreed to indemnify Cyanamid but include certain sites for which there is shared responsibility between Cyanamid and Cytec. The Company has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

          The Company has agreed to enter into a settlement with the EPA with respect to a civil administrative action pending against Cyanamid for alleged violation of a provision of the Emergency Planning & Community Right-to-Know Act of 1986. Under the proposed settlement, the Company would pay a civil penalty of $129,000 plus the donation to the local county of certain emergency response equipment.

          For information concerning certain litigation involving Immunex Corporation, see Part I, Item 3 of the Immunex Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1996, which
          Item is incorporated herein by reference.

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

          None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 27, 1997

Each officer is elected to hold office until a successor is chosen or until earlier removal or resignation. None of the executive officers is related to another:

                                                                     Elected to
                                                                       Office
            Name             Age  Offices and Positions



John R. Stafford            59  Chairman of the Board, President   December 1986
                                   and Chief Executive Officer,
                                   Chairman of Executive,
                                   Finance, Operations and
                                   Nominating Committees

  Business Experience:          1991 to date, Chairman of the
                                   Board, President and Chief
                                   Executive Officer (President
                                   to May 1990 and from February
                                   1994)


Robert G. Blount            58  Senior Executive Vice President,   October 1995
                                   Director, Member of Executive,
                                   Finance and Operations
                                   Committees

  Business Experience:          1991 to October 1995, Executive
                                   Vice President
                                October 1995 to date, Senior
                                   Executive Vice President

Fred Hassan                 51  Executive Vice President,          October 1995
                                   Director, Member of Finance
                                   and Operations Committees


  Business Experience:          To March 1993, President,
                                   Wyeth-Ayerst Laboratories
                                   Division
                                March 1993 to May 1993, Group
                                   Vice President
                                May 1993 to October 1995 Senior
                                   Vice President
                                October 1995 to date, Executive
                                   Vice President

                                                                     Elected to
                                                                       Office
            Name             Age  Offices and Positions

Joseph J. Carr              54  Senior Vice President              May 1993
                                   Member of Finance and
                                   Operations Committees

  Business Experience:          To April 1991, Vice President
                                April 1991 to May 1993, Group
                                   Vice President
                                May 1993 to date, Senior Vice
                                   President

Louis L. Hoynes, Jr.        61  Senior Vice President and          November 1990
                                   General Counsel
                                   Member of Finance and
                                   Operations Committees

  Business Experience:          1991 to date, Senior Vice
                                   President and General
                                   Counsel

William J. Murray           51  Senior Vice President              October 1995
                                   Member of Finance and
                                   Operations Committees

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

                                                                     Elected to
                                                                       Office
            Name             Age  Offices and Positions

David M. Olivier            53  Senior Vice President              January 1996
                                   Member of Finance and
                                   Operations Committees

  Business Experience:          To January 1996, President,
                                   Wyeth-Ayerst International,Inc.
                                January 1996 to date, Senior Vice
                                   President

John R. Considine           46  Vice President - Finance           February 1992
                                   Member of Finance and
                                   Operations Committees

  Business Experience:          To February 1992,
                                   Vice President and Treasurer
                                February 1992 to date, Vice
                                   President- Finance

Paul J. Jones               51  Vice President and Comptroller     May 1995
                                   Member of Finance Committee

  Business Experience:          To April 1995, Senior Vice
                                   President - Finance and
                                   Administration, Wyeth-Ayerst
                                   Laboratories Division
                                May 1995 to date, Vice President
                                   and Comptroller

Rene R. Lewin               50  Vice President - Human             May 1994
                                   Resources, Member of Finance
                                   Committee

  Business Experience:          To May 1994, Executive Director
                                   Human Resources - Worldwide
                                   Pharmaceutical Division,
                                   Eli Lilly and Company
                                May 1994 to date, Vice President -
                                   Human Resources

                                                                     Elected to
                                                                       Office
            Name             Age  Offices and Positions

Thomas M. Nee               57  Vice President - Taxes             May 1986
                                   Member of Finance Committee

  Business Experience:          1991 to date, Vice President-Taxes

                                    PART II



ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          The New York Stock Exchange is the principal market on which the Company's common stock is traded. Tables showing the high and low sales price for the stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as shown on page 36 of the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference.

          There were 67,467 holders of record of the Company's common stock as of March 3, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

          The data with respect to the last five fiscal years, appearing in the Ten-Year Selected Financial Data presented on pages 18 and 19 of the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 37 through 42 of the Company's 1996 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements and Notes on pages 20 through 34 of the Company's 1996 Annual Report to Shareholders, the Report of Independent Public Accountants and the Management Report on Financial Statements on page 35, and Quarterly Financial Data on page 36, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information relating to the Company's directors is incorporated herein by reference to pages 2 through 4 of a definitive proxy statement filed with the Securities and Exchange Commission on March 21, 1997 ("the 1997 Proxy Statement").

     (b) Information relating to the Company's executive officers as of March 27, 1997 is furnished in Part I hereof under a separate unnumbered caption ("Executive Officers of the Registrant as of March 27, 1997").

ITEM 11.  EXECUTIVE COMPENSATION

          Information relating to executive compensation is incorporated herein by reference to pages 9 through 14 of the 1997 Proxy Statement. Information with respect to compensation of directors is incorporated herein by reference to pages 5 and 6 of the 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information relating to security ownership is incorporated by reference to pages 7 and 8 of the 1997 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                        III-1

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)1.    Financial Statements

          The following Consolidated Financial Statements, related Notes and Report of Independent Public Accountants, included on pages 20 through 35 of the Company's 1996 Annual Report to Shareholders, are incorporated herein by reference.

                                                                        Pages
          Consolidated Balance Sheets as of
          December 31, 1996 and 1995                                    20

          Consolidated Statements of Income
          for the years ended December 31,
          1996, 1995 and 1994                                           21

          Consolidated Statements of Retained
          Earnings and Additional Paid-in
          Capital for the years ended
          December 31, 1996, 1995 and 1994                              22

          Consolidated Statements of Cash Flows
          for the years ended December 31, 1996,
          1995 and 1994                                                 23

          Notes to Consolidated Financial Statements                 24-34

          Report of Independent Public Accountants                      35

 (a)2.    Financial Statement Schedules

          The following consolidated financial information is included in Part IV of this report:
                                                                        Pages
          Report of Independent Public Accountants
          on Supplemental Schedule                                      IV-8

          Schedule II -  Valuation and Qualifying
          Accounts for the years ended December 31, 1996,
          1995 and 1994                                                 IV-9

          Schedules other than those listed above are omitted because they are not applicable.

 (a)3.    Exhibits

    Exhibit No.                               Description

    (2.1) The Company's Statement on Schedule 14D-1 relating to the Company's tender offer for all issued and outstanding shares of American Cyanamid Company, filed on August 10, 1994 (the "Schedule 14D-1"), and all exhibits and amendments thereto are hereby incorporated herein by reference.

    (2.2) Agreement and Plan of Merger, dated August 17, 1994, as amended, among the Company, AC Acquisition Corp. and American Cyanamid Company, filed as Exhibit (I) to the Report on Schedule 13D for Immunex Corporation filed by the Company, dated December 1, 1994 for the event which occurred on November 21, 1994 is hereby incorporated herein by reference.

    (3.1) The Company's Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Company's Form 10/A dated April 30, 1996.

    (3.2) By-Laws, as amended to date, is incorporated herein by reference to
          Exhibit 3.2 of the Company's Form 10-Q for the quarter ended March 31, 1996.

    (4.1) Indenture, dated as of April 10, 1992, between the Company and The
          Chase Manhattan Bank (successor to Chemical Bank), as Trustee, is incorporated by reference to Company's Exhibit 2 of the Company's Form 8-A dated August 25, 1992.

    (4.2) Supplemental Indenture, dated October 13, 1992, between the Company and The Chase Manhattan Bank (successor to Chemical Bank), as Trustee, is incorporated by reference to Company's Form 10-Q for the quarter ended September 30, 1992.

   (10.1) A Credit Agreement, dated as of September 9, 1994, among the Company,
          American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as agent for the lenders thereunder, filed as Exhibit 11(b)(2) to Amendment No. 7 to the
          Schedule 14D-1 is hereby incorporated herein by reference.

   (10.2) B Credit Agreement, dated as of September 9, 1994, among the Company,
          American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as agent for the lenders thereunder, filed as Exhibit 11(b)(3) to Amendment No. 7 to the
          Schedule 14D-1 is hereby incorporated herein by reference.

 (a)3.   Exhibits

    Exhibit No.                               Description

    (10.3) First Amendment to A Credit Agreement, dated as of August 4, 1995, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank (as successor to Chemical
           Bank), as agent for the lenders thereunder is incorporated by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended December 31, 1995.

    (10.4) First Amendment to B Credit Agreement, dated as of August 4, 1995, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as agent for the lenders thereunder is incorporated by reference to
           Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 1995.

    (10.5) Second Amendment to A Credit Agreement, dated as of August 2, 1996, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for the lenders thereunder.

    (10.6) Second Amendment to B Credit Agreement, dated as of August 2, 1996, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for the lenders thereunder.

   (10.7)* 1978 Stock Option Plan, as amended to date, is incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended December 31, 1990 (File Number 1-1225).

   (10.8)* 1980 Stock Option Plan, as amended is incorporated by reference to
           Exhibit 10.3 of the Company's Form 10-K for the year ended December 31, 1991 (File Number 1-1225).

   (10.9)* Amendment to the 1980 Stock Option Plan is incorporated by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended December 31, 1995.

*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

 (a)3.   Exhibits

    Exhibit No.                               Description

    (10.10)* 1985 Stock Option Plan, as amended is incorporated by reference to
             Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 1991 (File Number 1-1225).

    (10.11)* Amendment to the 1985 Stock Option Plan is incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 1995.

    (10.12)* Amendment to the 1985 Stock Option Plan.
   .
    (10.13)* Management Incentive Plan, as amended to date.

    (10.14)* Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10.6) of the Company's Form 10-K for the year ended December 31, 1990.

    (10.15)* American Cyanamid Company's Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10K of American Cyanamid Company's Form 10-K for the year ended December 31, 1988
             (File 1-3426).

    (10.16)* American Cyanamid Company's Supplemental Employees Retirement Plan
             Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10K of American Cyanamid Company's Form 10-K for the year ended December 31, 1989
             (File 1-3426).

    (10.17)* American Cyanamid Company's ERISA Excess Retirement Plan is incorporated by reference to Exhibit 10N of American Cyanamid Company's Form 10-K for the year ended December 31, 1988 (File 1-3426).

    (10.18)* American Cyanamid Company's Excess Retirement Plan Trust
             Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10M of American Cyanamid Company's Form 10-K for the year ended December 31, 1989
             (File 1-3426).

    (10.19)* 1990 Stock Incentive Plan is incorporated herein by reference to
             Exhibit 28 of the Company's Form S-8 Registration Statement File No. 33-41434 under the Securities and Exchange Act of 1933, filed June 28, 1991 (File Number 1-1225).

*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

 (a)3.   Exhibit

    Exhibit No.                               Description

    (10.20)* Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended December 31, 1995.

    (10.21)* Amendment to the 1990 Stock Incentive Plan.

    (10.22)* 1993 Stock Incentive Plan is incorporated herein by reference to
             Exhibit I of the Company's Proxy Statement filed March 17, 1994.

    (10.23)* Amendment to the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 1995.

    (10.24)* Amendment to the 1993 Stock Incentive Plan.

    (10.25)* 1996 Stock Incentive Plan is incorporated by reference to Exhibit
             10.24 of the Company's Form 10-K for the year ended December
             31, 1995.

    (10.26)* Amendment to the 1996 Stock Incentive Plan.

    (10.27)* Form of Stock Option Agreement.

    (10.28)* Form of Special Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the year ended December 31, 1995.

    (10.29)* Form of the Company's Special Stock Option Agreement (three-year vesting) is incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the year ended December 31, 1995.

   (10.30)*  Amendment to Special Stock Option Agreement.

   (10.31)* Form of the Company's Restricted Stock Performance Award Agreement under the 1990 Stock Incentive Plan, 1993 Stock Incentive Plan and 1996 Stock Incentive Plan for an initial award (covering three performance years).

   (10.32)* Form of the Company's Restricted Stock Performance Award Agreement under the 1990 Stock Incentive Plan, 1993 Stock Incentive Plan and 1996 Stock Incentive Plan for subsequent awards (covering one performance year).

*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

 (a)3.   Exhibit

    Exhibit No.                               Description

    (10.33)* 1994 Restricted Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit II of the Company's Proxy Statement filed March 17, 1994.

    (10.34)* Form of Deferred Compensation Agreement.

    (10.35)* Savings Plan, as amended, is incorporated herein by reference to
             Exhibit 99 of the Company's Form S-8 Registration Statement File No. 33-50149 under the Securities and Exchange Act of 1933, filed September 1, 1993.

    (10.36)* Retirement Plan for Outside Directors, as amended on January 27,
             1994 is herein incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1993.

    (10.37)* Directors Deferral Plan.

    (10.38)* Restricted Stock Trust Agreement under the 1993 Stock Incentive
             Plan is incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended December 31, 1995.

    (10.39)* Nonfunded Deferred Compensation Plan for Directors is incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended December 31, 1995.

    (11)     Computation of Per Share Earnings.

    (12)     Computation of Ratio of Earnings to Fixed Charges.

    (13) 1996 Annual Report to Shareholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

    (21)     Subsidiaries of the Company.





*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

 (a)3.   Exhibit

    Exhibit No.                               Description

   (23) Consent of Independent Public Accountants relating to their report dated January 28, 1997, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339) and on Form S-8 (File Nos. 2-96127, 33-24068, 33-41434, 33-
           53733, 33-55449, 33-45970, 33-14458, 33-50149, 33-55456 and 333-
           15509) by reference to the Form 10-K of the Company filed for the year ended December 31, 1996.

   (27)    Financial Data Schedule.

   (99) Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

   (99.1) The Part I, Item 3 Legal Proceedings (page 21) section of Immunex Corporation's Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 18, 1997, is incorporated herein by reference.


 (b)       Reports on Form 8-K

           None

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To American Home Products Corporation:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in American Home Products Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 28, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                              ARTHUR ANDERSEN LLP





New York, N.Y.
January 28, 1997



            American Home Products Corporation and Subsidiaries
              Schedule II - Valuation and Qualifying Accounts
            For the Years Ended December 31, 1996, 1995 and 1994
                           (Dollars in thousands)

           Column A              Column B       Column C        Column D       Column E

                                  Balance                                       Balance
                                    at                                            at
                                 Beginning      Additions      Deductions         End
                                 of Period         (A)             (B)         of Period
Description

Year ended 12/31/96:
Allowance for doubtful accounts     $108,164        $88,273          $16,457      $179,980
Allowance for cash discounts          27,445        235,802          239,106        24,141
Allowance for deferred tax           206,644        117,569           29,373       294,840
assets

                                    $342,253       $441,644         $284,936      $498,961



Year ended 12/31/95:
Allowance for doubtful accounts      $77,985        $32,186           $2,007      $108,164
Allowance for cash discounts          21,483        240,871          234,909        27,445
Allowance for deferred tax           250,976         45,604           89,936       206,644
assets
                                    $350,444       $318,661         $326,852      $342,253



Year ended 12/31/94:
Allowance for doubtful accounts      $25,631        $58,752           $6,398       $77,985
Allowance for cash discounts          20,318        151,783          150,618        21,483
Allowance for deferred tax            91,363        228,542           68,929       250,976
assets

                                    $137,312       $439,077         $225,945      $350,444



(A) Balances for 1994 reflect the acquisition of American Cyanamid Company effective December 1, 1994.

(B) Represents amounts used for the purposes for which the accounts were created and reversal of amounts no longer required.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       AMERICAN HOME PRODUCTS CORPORATION
                                  (Registrant)


March 27, 1997                      By /S/     Robert G. Blount
                                               Robert G. Blount
                                               Senior Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signatures                  Title                            Date

Principal Executive Officer:

/S/  John R. Stafford              Chairman, President            March 27, 1997
     John R. Stafford              and Chief Executive Officer


Principal Financial Officer:

/S/  Robert G. Blount              Senior Executive Vice          March 27, 1997
     Robert G. Blount              President and Director


Principal Accounting Officer:

/S/  Paul J. Jones                 Vice President and             March 27, 1997
     Paul J. Jones                 Comptroller


Directors:

/S/  Clifford L. Alexander, Jr.    Director                       March 27, 1997
     Clifford L. Alexander, Jr.


/S/  Frank A. Bennack, Jr.         Director                       March 27, 1997
     Frank A. Bennack, Jr.


/S/  Robin Chandler Duke           Director                       March 27, 1997
     Robin Chandler Duke

            Signatures                  Title                            Date

/S/  John D. Feerick               Director                       March 27, 1997
     John D. Feerick


/S/  Fred Hassan                   Director                       March 27, 1997
     Fred Hassan


/S/  John P. Mascotte              Director                       March 27, 1997
     John P. Mascotte


/S/  Mary Lake Polan M.D., Ph.D.   Director                       March 27, 1997
     Mary Lake Polan M.D., Ph.D.


/S/  Ivan G. Seidenberg            Director                       March 27, 1997
     Ivan G. Seidenberg


/S/  John R. Torell III            Director                       March 27, 1997
     John R. Torell III


/S/  William Wrigley               Director                       March 27, 1997
     William Wrigley

                               INDEX TO EXHIBITS

 Exhibit No.             Description

   (10.5) Second Amendment to A Credit Agreement, dated as of August 2, 1996, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for the lenders thereunder.

   (10.6) Second Amendment to B Credit Agreement, dated as of August 2, 1996, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for the lenders thereunder.

   (10.12)* Amendment to the 1985 Stock Option Plan.

   (10.13)* Management Incentive Plan, as amended to date.

   (10.21)* Amendment to the 1990 Stock Incentive Plan.

   (10.24)* Amendment to the 1993 Stock Incentive Plan.

   (10.26)* Amendment to the 1996 Stock Incentive Plan.

   (10.27)* Form of Stock Option Agreement.

   (10.30)* Amendment to Special Stock Option Agreement.

   (10.31)* Form of the Company's Restricted Stock Performance Award Agreement under the 1990 Stock Incentive Plan, 1993 Stock Incentive Plan and 1996 Stock Incentive Plan for an initial award (covering three performance years).

   (10.32)* Form of the Company's Restricted Stock Performance Award Agreement under the 1990 Stock Incentive Plan, 1993 Stock Incentive Plan and 1996 Stock Incentive Plan for subsequent awards (covering one performance year).

   (10.34)* Form of Deferred Compensation Agreement.

   (10.37)* Directors Deferral Plan.



   *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

    Exhibit No.                               Description

   (11)   Computation of Per Share Earnings.

   (12)   Computation of Ratio of Earnings to Fixed Charges.

   (13) 1996 Annual Report to Shareholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

   (21)   Subsidiaries of the Company.

   (23) Consent of Independent Public Accountants relating to their report dated January 28, 1997, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339) and on Form S-8 (File Nos. 2-96127, 33-24068, 33-41434, 33-53733, 33-
          55449, 33-45970, 33-14458, 33-50149, 33-55456 and 333-15509) by
          reference to the Form 10-K of the Company filed for the year ended December 31, 1996.

   (27)   Financial Data Schedule.

   (99) Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.



















   * Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.