Form 10-Q
period 1997-03-31
AMERICAN HOME PRODUCTS CORP
filed 1997-05-13
CIK 5187

=====================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1997   Commission File Number 1-1225

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


                                                 Yes  X      No

The number of shares of Common Stock outstanding as of the close of business on April 30, 1997:
                                                            Number of
                           Class                       Shares Outstanding

     Common Stock, $0.33-1/3 par value                     643,734,341


======================================================================

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES


                                     INDEX


                                                                   Page No.

Part I - Financial Information                                         2

     Item 1.    Financial Statements:

        Consolidated Condensed Balance Sheets -
           March 31, 1997 and December 31, 1996                        3

        Consolidated Condensed Statements of Income -
           Three Months Ended March 31, 1997 and 1996                  4

        Consolidated Condensed Statements of Retained
           Earnings and Additional Paid-in Capital -
           Three Months Ended March 31, 1997 and 1996                  5

        Consolidated Condensed Statements of Cash Flows -
           Three Months Ended March 31, 1997 and 1996                  6

        Notes to Consolidated Condensed Financial Statements           7

     Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations              8-12

Part II - Other Information                                            13

     Item 1.    Legal Proceedings                                      13

     Item 5.    Other Information                                      13

     Item 6.    Exhibits and Reports on Form 8-K                       14

Signature                                                              15

Exhibit Index                                                          EX-1

                       Part I - Financial Information



AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996, the results of its operations, its cash flows and the changes in retained earnings and additional paid-in capital for the three months ended March 31, 1997 and 1996. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

    AMERICAN HOME  PRODUCTS CORPORATION  AND SUBSIDIARIES
           CONSOLIDATED CONDENSED  BALANCE  SHEETS
           (In Thousands Except Per Share Amounts)

                                                  March 31,     December 31,
                                                     1997           1996
ASSETS
Cash and cash equivalents ......................  $1,024,624     $1,322,297
Marketable securities ..........................       5,690        221,820
Accounts receivable less allowances ............   2,976,726      2,541,714
Inventories:
     Finished goods ............................   1,139,768      1,121,055
     Work in progress ..........................     657,893        567,240
     Materials and supplies ....................     657,148        701,074
                                                   2,454,809      2,389,369
Other current assets including deferred taxes ..   1,012,433        995,219
     Total Current Assets ......................   7,474,282      7,470,419
Property, plant and equipment ..................   6,371,357      6,254,666
     Less accumulated depreciation .............   2,284,722      2,217,933
                                                   4,086,635      4,036,733
Goodwill and other intangibles, net of
     accumulated amortization ..................   8,759,434      8,517,610
Other assets including deferred taxes ..........     936,858        760,581
                                                 $21,257,209    $20,785,343
LIABILITIES
Loans payable ..................................     $76,978        $76,574
Trade accounts payable .........................     885,944        940,076
Accrued expenses ...............................   2,993,771      2,810,223
Accrued federal and foreign taxes ..............     466,313        510,762
     Total Current Liabilities..................   4,423,006      4,337,635
Long term debt .................................   6,096,140      6,020,575
Other noncurrent liabilities ...................   2,473,386      2,486,375
Postretirement benefit obligation other
     than pensions .............................     790,524        782,342
Minority interests  ............................     218,183        196,324

STOCKHOLDERS' EQUITY
$2 convertible preferred stock, par value
     $2.50 per share ...........................          77             79
Common stock, par value $0.33-1/3 per share ....     214,423        213,328
Additional paid-in capital .....................   2,149,387      2,034,337
Retained earnings ..............................   5,065,455      4,756,270
Currency translation adjustments ...............    (173,372)       (41,922)
     Total Stockholder's Equity ................   7,255,970      6,962,092
                                                 $21,257,209    $20,785,343

The accompanying notes are an integral part of these balance sheets.

                    AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                              Three Months Ended March 31,
                                                    1997           1996
Net Sales ...................................     $3,603,019   $3,646,814

Cost of goods sold ..... ....................      1,031,938    1,205,954
Selling, general and administrative expenses       1,345,259    1,329,247
Research and development expenses ...........        372,045      338,312
Interest expense, net .......................         97,047      118,573
Other income, net ...........................        (45,449)     (26,201)

Income before federal and foreign taxes .....        802,179      680,929
Provision for taxes .........................        225,502      191,566

Net Income ..................................       $576,677     $489,363

Net Income Per Share of Common ..............          $0.90        $0.78

Dividends per share of common stock .........          $0.41       $0.385

Average number of common shares outstanding
 during the period used in the computation
 of net income per share ....................        642,306      630,374

The accompanying notes are an integral part of these statements.

                      AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                                 AND ADDITIONAL PAID-IN CAPITAL
                                         (IN THOUSANDS)

                                                 Three Months Ended March 31,
RETAINED EARNINGS                                      1997           1996
  Balance, beginning of period .................    $4,756,270    $3,875,224*
  Add:  Net income .............................       576,677       489,363
                                                     5,332,947     4,364,587
  Less: Cash dividends declared ................       263,687       242,565
        Cost of treasury stock acquired (less
         amounts charged to capital) and other
         items .................................         3,805         9,325
                                                       267,492       251,890

  Balance, end of period .......................    $5,065,455    $4,112,697

ADDITIONAL PAID-IN CAPTIAL
  Balance, beginning of period .................    $2,034,337    $1,515,154
  Add:  Excess over par value of common stock
        issued .................................       115,319       130,733

  Less: Cost of treasury stock acquired (less
        amounts charged to retained earnings)...           269           631
  Balance, end of period .......................    $2,149,387    $1,645,256

*Restated to reflect a two-for-one common stock split effective April 23, 1996.

The accompanying notes are an integral part of these statements.

                     AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)

                                               Three Months Ended March 31,
                                                        1997        1996
Operating Activities
Net income .....................................      $576,677    $489,363
Adjustments to reconcile net income to net
 cash provided from operating activities:
 Gains on sales of businesses and other
 assets ........................................       (19,002)    (22,144)
 Depreciation and amortization..................       177,777     166,139
 Deferred income taxes .........................      (196,678)    (40,810)
 Changes in working capital, net ...............      (442,566)   (371,013)
 Other, net ....................................        16,695       8,511
Net cash provided from operating activities ....       112,903     230,046

Investing Activities
Purchases of property, plant and equipment .....      (156,681)   (171,710)
Purchases of businesses, net of cash acquired ..      (460,000)          -
Proceeds from sales of businesses and other
 assets ........................................        74,979      63,848
Proceeds from sales of/(purchases of) marketable
 securities, net ...............................       216,322      (5,485)
Net cash used for investing activities .........      (325,380)   (113,347)

Financing Activities
Net proceeds from/(repayments of) debt .........        75,938     (51,054)
Dividends paid .................................      (263,687)   (242,565)
Purchases of treasury stock ....................        (2,668)     (5,953)
Exercise of stock options ......................       107,967     124,261
Net cash used for financing activities .........       (82,450)   (175,311)
Effects of exchange rates on cash balances .....        (2,746)       (782)
Decrease in cash and cash equivalents ..........      (297,673)    (59,394)
Cash and cash equivalents, beginning of period .     1,322,297   1,802,397
Cash and cash equivalents, end of period .......    $1,024,624  $1,743,003

The accompanying notes are an integral part of these statements.

Supplemental Information
Interest payments                                     $132,664    $168,562
Income tax payments/(refunds), net                     375,939     (56,903)

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.   Contingencies

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

Note 2.   Earnings per Share

          In February 1997, Statement of Financial Accounting Standards (SFAS) No. 128 - "Earnings per Share" was issued and is effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 will require the presentation of Basic Earnings per Share and Diluted Earnings per Share in the Company's Consolidated Statements of Income. Net Income per Share of Common Stock presented in these financial statements is equivalent to Basic Earnings per Share. Pro forma Diluted Earnings per Share for the three months ended March 31, 1997 and 1996 were $0.88 and $0.76.

Note 3.   Solvay S.A. Acquisition

          On February 28, 1997, the Company announced the completion of the acquisition of the worldwide animal health business of Solvay S.A. for approximately $460 million. The acquisition was financed partially through the issuance of commercial paper and was accounted for under the purchase method of accounting. The purchase price exceeded the net assets acquired by approximately $337 million which is being amortized over periods of 20 to 40 years.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                       Three Months Ended March 31, 1997

Results of Operations

Management's discussion and analysis of results of operations for the 1997 first quarter has been presented on an as-reported basis except for sales variation explanations which are presented on an as-reported and pro forma basis. The pro forma sales results reflect businesses divested in 1996 assuming the transactions occurred as of January 1, 1996. This activity includes the divestitures of the American Home Foods business and the Symbiosis surgical products business.

Net sales for the 1997 first quarter decreased 1% compared to the 1996 first quarter on an as-reported basis. The decrease in 1997 as-reported net sales was due to the divestitures discussed in the previous paragraph. After adjusting for the effects of businesses divested in 1996, assuming all transactions occurred as of January 1, 1996, net sales increased 6% for the 1997 first quarter on a pro forma basis. The pro forma results reflect higher worldwide sales of pharmaceuticals, agricultural and consumer health care products.

The following table sets forth net sales results by major product category and industry segment together with the percentage changes in "As-Reported" and "Pro Forma" net sales from the comparable period in the prior year:


                              Three Months     As-Reported     Pro Forma
($ in Millions)              Ended March 31,    % Increase     % Increase
Net Sales to Customers        1997     1996     (Decrease)     (Decrease)
Health Care Products:
  Pharmaceuticals           $2,098.5  $1,962.1        7%            7%
  Consumer Health Care         495.5     475.4        4%            4%
  Medical Devices              323.3     346.1       (7)%          (4)%

Total Health Care            2,917.3   2,783.6        5%            5%
Agricultural Products          685.7     635.9        8%            8%

Food Products                      -     227.3     (100)%           -
Consolidated Net Sales      $3,603.0  $3,646.8       (1)%           6%

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                       Three Months Ended March 31, 1997


The following sales variation explanations are presented on an as-reported and pro forma basis:

     On an as-reported and pro forma basis, U.S. pharmaceutical sales increased 13% for the 1997 first quarter due primarily to sales of REDUX and NAPRELAN (both products were introduced in the 1996 second quarter) and higher sales of LODINE, ZIAC, ORUVAIL, PREMARIN products and recombinant Factor VIII offset, in part, by lower sales of oral contraceptives and other cardiovascular and pharmaceutical products.
     The increase in U.S. pharmaceutical sales for the 1997 first quarter consisted of unit volume growth of 11% and price increases of 2%. On an as-reported and pro forma basis, international pharmaceutical sales decreased 2% for the 1997 first quarter as higher sales of ZOTON and EFFEXOR were offset by lower sales of anti-infectives and other mental health and pharmaceutical products. The decrease in international pharmaceutical sales for the 1997 first quarter consisted of unit volume growth of 1% offset by unfavorable foreign exchange of 3%.

     On an as-reported and pro forma basis, U.S. consumer health care sales increased 2% for the 1997 first quarter due primarily to sales of AXID AR (introduced in the 1996 second quarter) and Children's ADVIL (introduced in the 1996 third quarter) and higher sales of CENTRUM and cough/cold products offset, in part, by lower sales of ORUDIS KT and the disposal of several non-core products in late 1996 and early 1997. The increase in U.S. consumer health care sales for the 1997 first quarter consisted primarily of price increases as unit volume remained comparable with the prior year. On an as-reported and pro forma basis, international consumer health care sales increased 11% for the 1997 first quarter due primarily to higher sales of CENTRUM, ADVIL and cough/cold products. The increase in international consumer health care sales for the 1997 first quarter consisted of unit volume growth of 11% and price increases of 2% which were offset by unfavorable foreign exchange of 2%.

     On an as-reported basis, worldwide medical devices sales decreased 7% for the 1997 first quarter. After adjusting for the effect of the divestiture of the Symbiosis surgical products business in 1996, worldwide medical devices sales decreased 4% for the 1997 first quarter on a pro forma basis due primarily to lower sales of wound closure products offset, in part, by higher sales of needles and syringes. The decrease in worldwide medical devices sales for the 1997 first quarter consisted of unit volume declines of 2% and unfavorable foreign exchange of 2%.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                       Three Months Ended March 31, 1997


     On an as-reported and pro forma basis, U.S. agricultural products sales increased 8% for the 1997 first quarter due primarily to sales of STEEL herbicide (introduced in the 1996 second quarter) and higher sales of PROWL, STATUS and ASSERT herbicides offset, in part, by lower sales of COUNTER insecticide. The increase in U.S. agricultural products sales for the 1997 first quarter consisted of unit volume growth of 6% and price increases of 2%. Due to the seasonality of the U.S. agricultural products business, which is concentrated primarily in the first six months of the year, U.S. agricultural products sales and results of operations for the 1997 first quarter may not be indicative of the results to be expected in subsequent fiscal quarters or for the full year. On an as-reported and pro forma basis, international agricultural products sales also increased 8% for the 1997 first quarter due primarily to higher sales of PURSUIT and SCEPTER herbicides and ACROBAT fungicide offset, in part, by lower sales of CARAMBA fungicide. The increase in international agricultural products sales for the 1997 first quarter consisted of unit volume growth of 10% and price increases of 3% which were offset by unfavorable foreign exchange of 5%.

Cost of goods sold, as a percentage of net sales, decreased to 28.6% for the 1997 first quarter versus 33.1% for the 1996 first quarter due primarily to favorable pharmaceutical and agricultural products sales mix, an overall product mix improvement as higher sales of pharmaceuticals, agricultural and consumer health care products replaced the loss of lower margin food products sales, and to a lesser extent, cost savings and synergies.

Selling, general and administrative expenses, as a percentage of net sales, increased to 37.3% for the 1997 first quarter compared to 36.4% for the 1996 first quarter. Higher marketing and selling costs for pharmaceutical and consumer health care products were offset by the elimination of marketing and selling costs associated with the foods business.

Research and development expenses increased 10% for the 1997 first quarter versus the 1996 first quarter due primarily to higher pharmaceutical research and development expenditures.

Interest expense, net decreased in the 1997 first quarter compared to last year due primarily to the reduction in long-term debt during 1996. Average long-term debt outstanding during the 1997 and 1996 first quarter was $6,058.4 million and $7,780.3 million, respectively.

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                       Three Months Ended March 31, 1997

Income before taxes and net income increased 18% and net income per share increased 15% in the 1997 first quarter compared to the 1996 first quarter due primarily to higher worldwide sales of pharmaceutical, agricultural and consumer health care products, favorable pharmaceutical and agricultural products sales mix, cost savings and synergies, and lower interest expense offset, in part, by the divestiture of the foods business.

The following table sets forth income before taxes by segment:

                                          Three Months
($ in Millions)                          Ended March 31,
Income before Taxes                     1997        1996
Health Care Products                   $770.5      $661.3
Agricultural Products                   171.4       146.8
Corporate                              (139.7)     (150.2)
Food Products                               -        23.0

Consolidated Income before Taxes       $802.2      $680.9

Competition

The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its sales or results of operations. However, PREMARIN, the Company's conjugated estrogens product, which has not had patent protection for many years, does contribute significantly to sales and results of operations. PREMARIN is not currently subject to generic competition in the United States and, on May 5, 1997, the U.S. Food and Drug Administration (FDA) announced that it will not approve synthetic generic conjugated estrogens products at this time because these products have not been shown to contain the same active components as PREMARIN. The FDA further stated that, until the active components of PREMARIN are scientifically determined through new studies, a synthetic generic version cannot be approved, although a generic product derived from the same natural source could be approved earlier provided that a detailed chemical composition of the product is known.
Although, the Company believes that, as a result of this announcement, PREMARIN is not likely to face generic competition in the near term, it cannot predict

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
                       Three Months Ended March 31, 1997


the timing or outcome of subsequent efforts to obtain approval for a generic conjugated estrogens product.

Liquidity, Financial Condition and Capital Resources

Cash and cash equivalents decreased $297.7 million in the 1997 first quarter to $1,024.6 million. Proceeds from sales of marketable securities and other assets of $291.3 million, the exercise of stock options of $108.0 million and commercial paper borrowings of $75.9 million and cash flows from operating activities of $112.9 million were used principally for the purchase of the worldwide animal health business of Solvay S.A. for $460.0 million, dividend payments of $263.7 million and capital expenditures of $156.7 million. Cash flows from operating activities were impacted by the payment of certain previously accrued long-term deferred tax liabilities which were required to be paid in connection with the filing of a tax claim. Due to the seasonality of the U.S. agricultural products business, a significant portion of the annual U.S. agricultural products sales are recorded in the first six months of the year; however, a majority of the related accounts receivable are not collected until the second and third quarters. As a result, cash flows from operating activities in the first quarter of 1997 are not indicative of the results to be expected in subsequent quarters or for the full year.

Capital expenditures included the expansion of the Company's research and development facilities and continued strategic investments in manufacturing and distribution facilities worldwide.

Cautionary Statements for Forward Looking Information

Management's discussion and analysis set forth above contains certain forward looking statements, including statements regarding the Company's financial position, results of operations and potential competition. These forward looking statements are based on current expectations. Certain factors which could cause the Company's actual results to differ materially from expected and historical results have been identified by the Company in Exhibit 99 to the Company's 1996 Annual Report on Form 10-K which exhibit is hereby incorporated by reference.

                         Part II - Other Information


Item 1.   LEGAL PROCEEDINGS

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

          In the brand name prescription drug litigation, the class action plaintiffs filed a complaint against the settling defendants in the federal actions that have been coordinated and consolidated for pretrial purposes under the caption In re Brand Name Prescription Drug Antitrust Litigation (MDL 97 N.D. Ill.). The class action plaintiffs allege that the settling defendants conspired to not implement the affirmative obligations in the settlement agreements which are before the Seventh Circuit Court of Appeals and not yet final. The complaint seeks class action status and requests preliminary and permanent injunctions. It does not specifically request money damages. A request for preliminary injunction has been filed in this case and the class action plaintiffs have also filed a motion for a preliminary injunction against the non-settling defendants in the above-captioned proceedings.

          In the action brought against the Company by Johnson & Johnson ("J&J") and Ortho Pharmaceutical Corporation ("Ortho"), which is expected to proceed to trial in June 1997, J&J and Ortho have increased the damages they are seeking from approximately $270 million to approximately $308 million.

          In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with these proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations in any one accounting period.

Item 5.   Other Information

          Effective May 9, 1997, Fred Hassan resigned as Executive Vice President and Director of the Company to accept a position at Pharmacia & Upjohn as President and Chief Executive Officer. Mr. Hassan had responsibility since November 1995 for the global pharmaceutical, medical device and nutritional businesses, and research and development.

                           Part II - Other Information



Item 6.    Exhibits and Reports on Form 8-K

               a)    Exhibits


                     Exhibit No.    Description

                     (11)           Computation of Earnings Per Share.


                     (27)           Financial Data Schedule.


               b)     Reports on Form 8-K

                      The Company did not file any reports on Form 8-K during the quarter covered by this report.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       AMERICAN HOME PRODUCTS CORPORATION
                                  (Registrant)


                              By /s/ Paul J. Jones
                                 Paul J. Jones
                         Vice President and Comptroller
                           (Duly Authorized Signatory
                         and Chief Accounting Officer)


Date: May 13, 1997

                                Exhibit Index


 Exhibit No.         Description

   (11)              Computation of Earnings Per Share.

   (27)              Financial Data Schedule.





                                  EX-1