Form 10-Q
period 1997-06-30
AMERICAN HOME PRODUCTS CORP
filed 1997-08-13
CIK 5187

=====================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997  Commission File Number 1-1225

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


Registrant's telephone number, including area code (973) 660-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                    Yes  X       No


The number of shares of Common Stock outstanding as of the close of business on July 31, 1997:

                                              Number of
            Class                        Shares Outstanding
 Common Stock, $0.33-1/3 par value            648,384,132


======================================================================

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                  Page No.


Part I - Financial Information                                        2

     Item 1. Financial Statements:

        Consolidated Condensed Balance Sheets -
           June 30, 1997 and December 31, 1996                        3

        Consolidated Condensed Statements of Income -
           Three Months Ended and Six Months Ended
           June 30, 1997 and 1996                                     4

        Consolidated Condensed Statements of Retained
           Earnings and Additional Paid-in Capital -
           Six Months Ended June 30, 1997 and 1996                    5

        Consolidated Condensed Statements of Cash Flows -
           Six Months Ended June 30, 1997 and 1996                    6

        Notes to Consolidated Condensed Financial Statements         7-8

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations          9-14

Part II - Other Information                                           15

     Item 1.  Legal Proceedings                                      15-16

     Item 4.  Submission of Matters to a Vote of
              Security-Holders                                       16-17

     Item 6.  Exhibits and Reports on Form 8-K                        17

Signature                                                             18

Exhibit Index                                                         EX-1

                       Part I - Financial Information


AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996, the results of its operations for the three months and six months ended June 30, 1997 and 1996, and its cash flows and the changes in retained earnings and additional paid-in capital for the six months ended June 30, 1997 and 1996. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.


             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                   (In Thousands Except Per Share Amounts)

                                                    June 30,      December 31
                                                      1997            1996
ASSETS
Cash and cash equivalents .......................    $962,196       $1,322,297
Marketable securities ...........................       5,717          221,820
Accounts receivable less allowances .............   3,206,622        2,541,714
Inventories:
     Finished goods .............................   1,129,198        1,121,055
     Work in progress ...........................     691,054          567,240
     Materials and supplies .....................     674,685          701,074
                                                    2,494,937        2,389,369
Other current assets including deferred taxes ...     988,106          995,219
     Total Current Assets .......................   7,657,578        7,470,419
Property, plant and equipment ...................   6,545,396        6,254,666
     Less accumulated depreciation ..............   2,390,254        2,217,933
                                                    4,155,142        4,036,733
Goodwill and other intangibles, net of
     accumulated amortization ...................   8,662,756        8,517,610
Other assets including deferred taxes ...........     953,068          760,581
     Total Assets ............................... $21,428,544      $20,785,343
LIABILITIES
Loans payable ...................................     $67,173          $76,574
Trade accounts payable ..........................     949,942          940,076
Accrued expenses ................................   3,076,910        2,810,223
Accrued federal and foreign taxes ...............     417,540          510,762
     Total Current Liabilities ..................   4,511,565        4,337,635
Long-term debt ..................................   5,952,425        6,020,575
Other noncurrent liabilities ....................   2,352,371        2,486,375
Postretirement benefit obligation other than
     pensions ...................................     810,819          782,342
Minority interests ..............................     218,730          196,324
STOCKHOLDERS' EQUITY
$2 convertible preferred stock, par value $2.50
     per share ..................................          76               79
Common stock, par value $0.33-1/3 per share .....     215,827          213,328
Additional paid-in capital ......................   2,306,152        2,034,337
Retained earnings ...............................   5,254,373        4,756,270
Currency translation adjustments ................    (193,794)         (41,922)
     Total Stockholders' Equity .................   7,582,634        6,962,092
     Total Liabilities and Stockholders' Equity . $21,428,544      $20,785,343

The accompanying notes are an integral part of these balance sheets.



              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)

                                         Three Months           Six Months
                                         Ended June 30,        Ended June 30,
                                        1997      1996        1997     1996

Net Sales..........................  $3,499,758 $3,489,821 $7,102,777 $7,136,635

Cost of goods sold ................   1,059,002  1,162,632  2,090,940  2,368,586
Selling, general and administrative
  expenses ........................   1,321,293  1,317,942  2,666,552  2,647,189
Research and development expenses .     379,763    359,336    751,808    697,648
Interest expense, net .............     104,462    118,108    201,509    236,681
Other income, net .................      (4,382)   (21,791)   (49,831)   (47,992)

Income before federal and foreign
  taxes ...........................     639,620    553,594  1,441,799  1,234,523
Provision for taxes ...............     180,528    162,317    406,030    353,883

Net Income.........................    $459,092   $391,277 $1,035,769   $880,640

Net Income per Share of Common
  Stock ...........................       $0.71      $0.62      $1.61      $1.39

Dividends per share of common
 stock ............................       $0.41     $0.385      $0.82      $0.77
Average number of common shares
 outstanding during the period used
 in the computation of net income
 per share ........................     645,758    633,937    644,042    632,155

The accompanying notes are an integral part of these statements.


               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                          AND ADDITIONAL PAID-IN CAPITAL
                                  (In Thousands)


                                               Six Months Ended June 30,
                                              1997                1996
RETAINED EARNINGS
  Balance, beginning of period ..........  $4,756,270          $3,875,224

  Add:  Net income ......................   1,035,769             880,640
                                            5,792,039           4,755,864

  Less: Cash dividends declared .........     528,898             486,214
        Cost of treasury stock acquired
        (less amounts charged to capital)
        and other items .................       8,768              11,840
                                              537,666             498,054

  Balance, end of period ................  $5,254,373          $4,257,810

ADDITIONAL PAID-IN CAPITAL
  Balance, beginning of period ..........  $2,034,337          $1,515,154
  Add:  Excess over par value of common
        stock issued ....................     272,497             266,839
  Less: Cost of treasury stock acquired
        (less amounts charged to retained
        earnings) .......................         682                 881

  Balance, end of period ................  $2,306,152          $1,781,112

The accompanying notes are an integral part of these statements.



              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                               Six Months Ended June 30,
                                                 1997            1996
Operating Activities

Net income .................................   $1,035,769      $880,640

Adjustments to reconcile net income to net cash provided from operating activities:

   Gains on sales of businesses and other
     assets  ...............................     (100,940)      (47,506)

   Depreciation and amortization............      381,531       336,403

   Deferred income taxes ...................     (245,931)      (26,525)

   Changes in working capital, net .........     (613,050)     (298,764)

   Other, net ..............................      (72,685)       98,230

Net cash provided from operating activities.      384,694       942,478

Investing Activities

Purchases of property, plant and equipment .     (343,314)     (368,765)

Purchases of businesses, net of cash
  acquired .................................     (479,694)            -

Proceeds from sales of businesses and other
  assets  ..................................      221,962       192,469

Proceeds from sales of/(purchases of)
  marketable securities, net ...............      216,295       (16,084)

Net cash used for investing activities .....     (384,751)     (192,380)

Financing Activities

Net repayments of debt .....................      (77,582)     (454,800)

Dividends paid .............................     (528,898)     (486,214)

Purchases of treasury stock ................       (7,060)       (8,460)

Exercise of stock options...................      259,615       259,461

Net cash used for financing activities......     (353,925)     (690,013)

Effects of exchange rates on cash balances .       (6,119)       (3,988)

Increase/(decrease) in cash and cash
  equivalents ..............................     (360,101)       56,097

Cash and cash equivalents, beginning of
  period ...................................    1,322,297     1,802,397

Cash and cash equivalents, end of period ...     $962,196    $1,858,494

The accompanying notes are an integral part of these statements.

Supplemental Information

Interest payments                                $222,524      $298,145

Income tax and related interest payments,
  net of refunds                                  720,623       122,875

                                  -6-

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

Note 2.   Derivatives and Other Financial Instruments

          Cash and cash equivalents consist primarily of certificates of deposit, time deposits and other short-term, highly liquid securities with original maturities of three months or less and are stated at cost, which approximates fair value.

          Long-term debt is stated at face value which approximates fair value.

          The Company enters into interest rate swap and foreign currency agreements to manage specifically identifiable risks. The unleveraged interest rate swap agreements convert a portion of the commercial paper from a floating rate obligation to a fixed rate obligation. The short-term (approximately 30 days) foreign exchange forward contracts are part of the Company's management of foreign currency exposures. The Company does not speculate on interest or foreign currency exchange rates.

          Interest rate swap agreements are accounted for under the accrual method. Amounts to be paid to the counter-parties of the agreements are accrued during the period to which the payments relate and are reflected in interest expense. The related amounts payable to the counter-parties are included in accrued expenses. The fair value of the swap agreements is not recognized in the consolidated condensed financial statements since the agreements are accounted for as hedges.

          If the swap agreements are terminated prior to maturity, any gains or losses resulting from the termination are deferred and amortized as an adjustment to interest expense over the remaining life of the terminated swaps.

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          Foreign currency agreements are accounted for under the fair value method. The fair value of the foreign currency agreements is carried on the balance sheet with changes in fair value recognized in the results of operations offsetting any gains and losses recognized on the underlying hedged transactions.

Note 3.   Earnings per Share

          In February 1997, Statement of Financial Accounting Standards
          ("SFAS") No. 128 - "Earnings per Share" was issued and is effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 will require the presentation of Basic Earnings per Share and Diluted Earnings per Share in the Company's Consolidated Statements of Income. Net Income per Share of Common Stock presented in these financial statements is equivalent to Basic Earnings per Share. Pro forma Diluted Earnings per Share for the three months ended June 30, 1997 and 1996 were $0.70 and $0.61. Pro forma Diluted Earnings per Share for the six months ended June 30, 1997 and 1996 were $1.58 and $1.37.

Note 4.   Other Recently Issued Accounting Standards

          In June 1997, SFAS No. 130 - "Reporting Comprehensive Income" and SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" were issued and are effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. These standards increase disclosure only and will have no impact on the Company's financial position or results of operations.

Note 5.   Solvay S.A. Animal Health Acquisition

          On February 28, 1997, the Company completed the acquisition of the worldwide animal health business of Solvay S.A. for approximately $460 million. The acquisition was financed partially through the issuance of commercial paper and was accounted for under the purchase method of accounting. The purchase price exceeded the net assets acquired by approximately $310 million which is being amortized over periods of 20 to 40 years.

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1997


Results of Operations

Management's discussion and analysis of results of operations for the 1997 second quarter and first half has been presented on an as-reported basis except for sales variation explanations which are presented on an as-reported and pro forma basis. The pro forma sales results reflect businesses acquired and divested in 1997 and 1996 assuming the transactions occurred as of January 1, 1996. This activity includes the acquisition of the worldwide animal health business of Solvay S.A. in 1997 and the divestitures of the American Home Foods business and the Symbiosis surgical products business in 1996.

On an as-reported basis, worldwide net sales for the 1997 second quarter and first half were comparable to prior year levels. On a pro forma basis, worldwide net sales increased 5% for both the 1997 second quarter and first half. The pro forma results reflect higher sales of pharmaceutical and agricultural products.

The following tables set forth worldwide net sales results by major product category and industry segment together with the percentage changes in "As-Reported" and "Pro Forma" worldwide net sales from comparable periods in the prior year:


                               Three Months    As-Reported   Pro Forma
($ in Millions)               Ended June 30,    % Increase   % Increase
Net Sales to Customers      1997          1996  (Decrease)   (Decrease)
Health Care Products:
  Pharmaceuticals           $1,934.4   $1,716.8      13%          9%

  Consumer Health Care         445.8      456.2     (2)%        (2)%

  Medical Devices              327.2      327.7        -           -

Total Health Care Products   2,707.4    2,500.7       8%          6%

Agricultural Products          792.4      767.1       3%          3%

Food Products                      -      222.0   (100)%           -

Consolidated Net Sales      $3,499.8   $3,489.8        -          5%

                                  -9-


          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1997


                             Six Months        As-Reported   Pro Forma
($ in Millions)             Ended June 30,      % Increase   % Increase
Net Sales to Customers       1997      1996     (Decrease)   (Decrease)

Health Care Products:

  Pharmaceuticals          $4,032.9  $3,678.9       10%           8%

  Consumer Health Care        941.3     931.6        1%           1%

  Medical Devices             650.5     673.8      (3)%         (2)%

Total Health Care Products  5,624.7   5,284.3        6%           5%

Agricultural Products       1,478.1   1,403.0        5%           5%

Food Products                     -     449.3    (100)%            -

Consolidated Net Sales     $7,102.8  $7,136.6         -           5%



The following sales variation explanations are presented on an as-reported and pro forma basis:

    On an as-reported basis, worldwide pharmaceutical sales increased 13% for the 1997 second quarter and 10% for the first half. On a pro forma basis, after adjusting for the acquisition of the worldwide animal health business of Solvay S.A. in February 1997, worldwide pharmaceutical sales increased 9% for the 1997 second quarter and 8% for the first half due primarily to higher sales of PREMARIN products, EFFEXOR, CORDARONE and ZOTON offset, in part, by lower sales of other pharmaceutical products. Worldwide pharmaceutical results for the 1997 second quarter also reflect higher sales of oral contraceptives while results for the first half reflect higher sales of REDUX (introduced in the 1996 second quarter) and LODINE. On an as-reported basis, U.S. pharmaceutical sales increased 19% for the 1997 second quarter and 16% for the first half. On a pro forma basis, U.S. pharmaceutical sales increased 17% for the 1997 second quarter and 15% for the first half. The increase in pro forma U.S. pharmaceutical sales for the 1997 second quarter consisted of unit volume growth of 12% and price increases of 5%. The increase in pro forma U.S. pharmaceutical sales for the 1997 first half consisted of unit volume growth of 12% and price increases of 3%. On an as-reported basis, international pharmaceutical sales increased 6% for the 1997 second quarter and 3% for the first half. On a pro forma basis, international pharmaceutical sales for the 1997 second quarter and first half were comparable to prior year levels. Pro forma international pharmaceutical sales for the 1997 second quarter consisted of unit volume growth of 4% and price increases of 1% which were offset by unfavorable foreign exchange of 5%. Pro forma international

         Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1997


    pharmaceutical sales for the 1997 first half consisted of unit volume growth of 3% and price increases of 1% which were offset by unfavorable foreign exchange of 4%.

    On an as-reported and pro forma basis, worldwide consumer health care sales decreased 2% for the 1997 second quarter and increased 1% for the first half. Worldwide consumer health care results for the 1997 second quarter and first half reflect the disposal of several non-core products in late 1996 and early 1997 which was offset, in part, by higher sales of ADVIL. Worldwide consumer health care results for the 1997 second quarter also reflect lower sales of AXID AR (due to the 1996 second quarter product launch) while results for the first half reflect higher sales of CENTRUM offset, in part, by lower sales of ORUDIS KT. On an as-reported and pro forma basis, U.S. consumer health care sales decreased 7% for the 1997 second quarter and 2% for the first half. The decrease in U.S. consumer health care sales for the 1997 second quarter consisted of unit volume declines of 8% offset by price increases of 1%. The decrease in U.S. consumer health care sales for the 1997 first half consisted of unit volume declines of 4% offset by price increases of 2%. On an as-reported and pro forma basis, international consumer health care sales increased 6% for the 1997 second quarter and 8% for the first half. The increase in international consumer health care sales for the 1997 second quarter consisted of unit volume growth of 5% and price increases of 4% which were offset by unfavorable foreign exchange of 3%. The increase in international consumer health care sales for the 1997 first half consisted of unit volume growth of 8% and price increases of 2% which were offset by unfavorable foreign exchange of 2%.

    On an as-reported and pro forma basis, worldwide medical devices sales for the 1997 second quarter were comparable to prior year levels. On an as-reported basis, worldwide medical devices sales decreased 3% for the 1997 first half. On a pro forma basis, after adjusting for the divestiture of the Symbiosis surgical products business in March 1996, worldwide medical devices sales decreased 2% for the 1997 first half. Worldwide medical devices results for both periods reflect lower sales of wound closure products offset, in part, by higher sales of needles and syringes. Worldwide medical devices sales for the 1997 second quarter consisted of unit volume growth of 5% which was offset by price decreases of 2% and unfavorable foreign exchange of 3%. The decrease in pro forma worldwide medical devices sales for the 1997 first half consisted of unit volume growth of 1% which was offset by price decreases of 1% and unfavorable foreign exchange of 2%.

    On an as-reported and pro forma basis, worldwide agricultural products sales increased 3% for the 1997 second quarter and 5% for the first half due to higher sales of herbicides resulting primarily from increased soybean acreage and new product launches offset, in part, by lower sales

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1997

    of insecticides and fungicides due primarily to poor weather conditions in several major European markets during the current growing season. On an as-reported and pro forma basis, U.S. agricultural products sales increased 3% for the 1997 second quarter and 5% for the first half. The increase in U.S. agricultural products sales for the 1997 second quarter consisted of unit volume growth of 1% and price increases of 2%. The increase in U.S. agricultural products sales for the 1997 first half consisted of unit volume growth of 3% and price increases of 2%. Due to the seasonality of the U.S. agricultural products business, which is concentrated primarily in the first six months of the year, U.S. agricultural products sales and results of operations for the 1997 second quarter and first half are not indicative of the results to be expected in subsequent fiscal quarters or for the full year. On an as-reported and pro forma basis, international agricultural products sales increased 4% for the 1997 second quarter and 6% for the first half. The increase in international agricultural products sales for the 1997 second quarter consisted of unit volume growth of 6% and price increases of 3% which were offset by unfavorable foreign exchange of 5%. The increase in international agricultural products sales for the 1997 first half consisted of unit volume growth of 8% and price increases of 3% which were offset by unfavorable foreign exchange of 5%.

Cost of goods sold, as a percentage of net sales, decreased to 30.3% for the 1997 second quarter versus 33.3% for the 1996 second quarter, and decreased to 29.4% for the 1997 first half versus 33.2% for the 1996 first half due primarily to favorable pharmaceutical and agricultural products sales mix, an overall product mix improvement as higher sales of pharmaceuticals and agricultural products replaced the loss of lower margin food products sales, and to a lesser extent, cost savings.

Selling, general and administrative expenses, as a percentage of net sales, were 37.8% for both the 1997 and 1996 second quarters, and increased to 37.5% for the 1997 first half versus 37.1% for the 1996 first half. Higher marketing and selling costs related to pharmaceutical and agricultural product introductions were offset by the elimination of marketing and selling costs associated with the foods business.

Research and development expenses increased 6% for the 1997 second quarter and 8% for the first half due primarily to higher pharmaceutical research and development expenditures and operating costs related to recent pharmaceutical research and development facility expansions.

Interest expense, net decreased in the 1997 second quarter and first half due primarily to the reduction in long-term debt during 1996. Average long-term debt outstanding during the 1997 and 1996 second quarter was $6,024.3 million and $7,553.0 million, respectively. Average long-term debt outstanding during the 1997 and 1996 first half was $5,986.5 million and $7,581.4 million, respectively.

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1997

Other income, net for the 1997 second quarter and first half included the settlement of the lawsuit brought by Johnson & Johnson and its wholly-owned subsidiary, Ortho Pharmaceutical Corporation. See "Legal Proceedings" under
Part II - Other Information. This settlement was offset by a previously established reserve for this litigation and a gain on the sale of the Company's investment in the common stock of certain publicly traded insurance companies.

Income before taxes, net income and net income per share increased 16%, 17% and 15%, respectively, in the 1997 second quarter compared to the 1996 second quarter and increased 17%, 18% and 16%, respectively, in the 1997 first half compared to the 1996 first half due primarily to favorable pharmaceutical and agricultural products sales mix, higher sales of pharmaceutical and agricultural products, cost savings and lower interest expense offset, in part, by the divestiture of the foods business and higher research and development expenses.

The following table sets forth income before taxes by industry segment:

                               Three Months             Six Months
($ in Millions)                Ended June 30,          Ended June 30,
Income before Taxes           1997       1996         1997       1996

Health Care Products         $510.3    $476.3      $1,280.8   $1,137.6

Agricultural Products         259.8     216.6         431.2      363.4

Corporate                    (130.5)   (176.4)       (270.2)    (326.6)

Food Products                     -      37.1             -       60.1

Consolidated Income before
  Taxes                      $639.6    $553.6      $1,441.8   $1,234.5


Competition

The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its sales or results of operations. However, PREMARIN, the Company's conjugated estrogens product, which has not had patent protection for many years, does contribute significantly to sales and results of operations. PREMARIN is not currently subject to generic competition in the United States and, on May 5, 1997, the U.S. Food and Drug Administration (FDA) announced that it will not approve synthetic generic conjugated estrogens products at this time because these products have not been shown to contain the same active ingredient as PREMARIN. The FDA further stated that, until the full composition of PREMARIN is determined, a synthetic generic version cannot be approved, although a generic product derived from the same natural source could be approved earlier under certain circumstances. Although the Company believes that, as a result of this announcement, PREMARIN

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1997


is not likely to face generic competition in the near term, it cannot predict the timing or outcome of continued efforts to obtain approval for a generic conjugated estrogens product.

Liquidity, Financial Condition and Capital Resources

Cash and cash equivalents decreased $360.1 million in the 1997 first half to $962.2 million. Proceeds from sales of marketable securities and other assets of $438.3 million, cash flows from operating activities of $384.7 million and proceeds from the exercise of stock options of $259.6 million were used principally for dividend payments of $528.9 million, the purchase of the worldwide animal health business of Solvay S.A. for $460.0 million, capital expenditures of $343.3 million and long-term debt reduction of $77.6 million. Cash flows from operating activities for the 1997 first half were impacted by payments of $381.8 million related to certain previously accrued long-term tax liabilities which were required to be paid in connection with the filing of a tax claim. Due to the seasonality of the U.S. agricultural products business, a significant portion of the annual U.S. agricultural products sales are recorded in the first six months of the year; however, a significant amount of the related accounts receivable are not collected until the third quarter. As a result, cash flows from operating activities for the 1997 first half are not indicative of the results to be expected in subsequent fiscal quarters or for the full year.

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

                            Part II - Other Information


Item 1.   Legal Proceedings

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1997.

          On June 16, 1997, the parties settled the action brought against the Company by Johnson & Johnson ("J&J") and its wholly-owned subsidiary, Ortho Pharmaceutical Corporation ("Ortho"), which had been seeking in excess of $300 million in damages alleged to have arisen from a preliminary injunction which was granted in a patent infringement lawsuit brought by the Company and which had prevented J&J and Ortho from marketing an oral contraceptive containing norgestimate for approximately 10 months in 1991-1992 until it was overturned on appeal. In the underlying action in the district court, the Company's patent was found to be valid but not infringed by J&J and Ortho. Under the settlement, the Company paid $100 million to the plaintiffs.

          On July 7, 1997, the plaintiffs were awarded $44 million in compensatory damages and $1 million in punitive damages in an action which was commenced in the U.S. District Court for the District of Colorado in August 1993 (University of Colorado et al. v. American Cyanamid). The plaintiffs had accused American Cyanamid of misappropriating the invention of, and patenting as its own, the formula for the current MATERNA Multi-Vitamins. The complaint also contained allegations of conversion, fraud, misappropriation, wrongful naming of inventor and copyright and patent infringement. The patent whose ownership and inventorship is in dispute was granted to American Cyanamid in 1984. The Court had previously granted
          American Cyanamid's summary judgment motions dismissing all counts for relief except for unjust enrichment and fraud, which were the issues tried before the court in a three-week bench trial in May
          1996. Although plaintiffs had earlier been granted summary judgment on their copyright infringement claim, the court had declined to award plaintiffs damages on that claim. Plaintiffs have filed motions seeking to increase the damages to approximately $111 million allegedly representing American Cyanamid's gross profit for 1982-1995 from the sale of the reformulated MATERNA product and to recover approximately $800,000 of attorneys' fees. The Company intends vigorously to contest these motions and to pursue the appeal of the district court decision to the U.S. Court of Appeals for the Federal Circuit.

          In the brand name prescription drug antitrust litigation, a purported class action by certain retailers was filed on March 14, 1997 in Mississippi state court (Montgomery Drug Co. v. The Upjohn Co., et al.) and a purported class action on behalf of indirect purchasers was filed on June 27, 1997 in state court in North Carolina (Long v. Abbott Laboratories, et al.). The allegations raised and relief sought in these cases is similar to those in the related cases pending in other state courts.

          A purported class action complaint was filed on June 25, 1997 in federal district court in Mobile, Alabama, alleging that American Cyanamid violated section 1 of the Sherman Act through a promotional program for crop protection chemicals. The complaint seeks treble damages, attorneys' fees and other relief (Lowell v. American Cyanamid).

          The Company has completed the settlement of the U.S. Environmental Protection Agency civil administrative action for alleged violation by American Cyanamid of a provision of the Emergency Planning & Community Right-to-Know Act of 1986 in Pearl River, New York. Under the settlement, the Company paid a civil penalty of $129,000 and donated certain emergency response equipment to the local county.

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

Item 4.   Submission of Matters to a Vote of Security-Holders


          (a) The matters described under item 4(c) below were submitted to a vote of security-holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on April 28, 1997 (the "Annual Meeting").

          (b)  Not applicable.

          (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes):

               (i)  Election of directors:

                Nominee                              For        Withheld

                Clifford L. Alexander, Jr.       543,652,385    6,331,740
                Frank A. Bennack, Jr.            547,736,964    2,247,161
                Robert G. Blount                 547,194,391    2,789,734
                Robin Chandler Duke              546,706,099    3,278,026

                John D. Feerick                  547,556,443    2,427,682
                Fred Hassan*                     547,175,991    2,808,134
                John P. Mascotte                 547,698,759    2,285,366
                Mary Lake Polan, M.D., Ph.D.     543,764,195    6,219,930
                Ivan G. Seidenberg               546,819,308    3,164,817
                John R. Stafford                 547,122,493    2,861,632
                John R. Torell III               547,757,750    2,226,375
                William Wrigley                  547,742,566    2,241,559

                *Effective May 8, 1997, Fred Hassan resigned as Executive
                 Vice President and Director of the Company.

                (ii) Ratification of the appointment of Arthur Andersen LLP as principal independent public accountants for 1997:

                For                        Against         Abstain

                547,583,649                758,242        1,642,234

                (iii) Approval of the proposed amendment to the Management
                      Incentive Plan:

                For                         Against        Abstain
                531,697,858               12,330,115      5,952,264

                There were 3,888 broker non-votes with reference to this item.

            (d) Not applicable.

Item 6.     Exhibits and Reports on Form 8-K


            (a) Exhibits


                Exhibit No.          Description


                (11)                 Computation of Earnings Per Share.

                (27)                 Financial Data Schedule.

            (b) Reports on Form 8-K


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


Date: August 13, 1997

                                   Exhibit Index



Exhibit No.         Description


  (11)         Computation of Earnings Per Share.

  (27)         Financial Data Schedule.







                                    EX-1