Form 10-Q
period 1997-09-30
AMERICAN HOME PRODUCTS CORP
filed 1997-11-14
CIK 5187

=====================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997 Commission File Number 1-1225

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

                                                 Yes  X      No

The number of shares of Common Stock outstanding as of the close of business on October 31, 1997:
                                                            Number of
                           Class                       Shares Outstanding
     Common Stock, $0.33-1/3 par value                     649,656,383

======================================================================

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                   Page No.

Part I - Financial Information                                       2

     Item 1.    Financial Statements:

        Consolidated Condensed Balance Sheets -
           September 30, 1997 and December 31, 1996                  3

        Consolidated Condensed Statements of Income -
           Three Months Ended and Nine Months Ended
           September 30, 1997 and 1996                               4

        Consolidated Condensed Statements of Retained
           Earnings and Additional Paid-in Capital -
           Nine Months Ended September 30, 1997 and 1996             5

        Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended September 30, 1997 and 1996             6

        Notes to Consolidated Condensed Financial Statements        7-9

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations      10-17

Part II - Other Information                                         18

     Item 1.    Legal Proceedings                                  18-20

     Item 6.    Exhibits and Reports on Form 8-K                    20

Signature                                                           21

Exhibit Index                                                      EX-1

                       Part I - Financial Information

AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996, the results of its operations for the three months and nine months ended September 30, 1997 and 1996, and its cash flows and the changes in retained earnings and additional paid-in capital for the nine months ended September 30, 1997 and 1996. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended
March 31 and June 30, 1997.

            AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS
                 (In Thousands Except Per Share Amounts)
                                             September 30, December 31,
                                                    1997          1996
ASSETS
Cash and cash equivalents .................... $1,089,258   $1,322,297
Marketable securities ........................     53,804      221,820
Accounts receivable less allowances ..........  2,697,693    2,541,714
Inventories:
     Finished goods ..........................  1,116,727    1,121,055
     Work in progress ........................    679,124      567,240
     Materials and supplies...................    696,915      701,074
                                                2,492,766    2,389,369
Other current assets including deferred taxes.  1,132,390      995,219
     Total Current Assets                       7,465,911    7,470,419
Property, plant and equipment.................  6,666,300    6,254,666
     Less accumulated depreciation ...........  2,450,679    2,217,933
                                                4,215,621    4,036,733
Goodwill and other intangibles, net of
     accumulated amortization ................  8,611,623    8,517,610
Other assets including deferred taxes ........    881,261      760,581
     Total Assets                             $21,174,416  $20,785,343
LIABILITIES
Loans payable ................................    $53,758      $76,574
Trade accounts payable .......................  1,114,235      940,076
Accrued expenses .............................  3,097,959    2,810,223
Accrued federal and foreign taxes ............    499,554      510,762
     Total Current Liabilities                  4,765,506    4,337,635
Long-term debt ...............................  5,747,785    6,020,575
Other noncurrent liabilities .................  2,159,881    2,486,375
Postretirement benefit obligations other
     than pensions ...........................    816,969      782,342
Minority interests ...........................    222,603      196,324
STOCKHOLDERS' EQUITY
$2 convertible preferred stock, par value
     $2.50 per share .........................         73           79
Common stock, par value $0.33-1/3 per share ..    216,401      213,328
Additional paid-in capital ...................  2,371,557    2,034,337
Retained earnings ............................  5,145,082    4,756,270
Currency translation adjustments .............   (271,441)     (41,922)
     Total Stockholders' Equity ..............  7,461,672    6,962,092
     Total Liabilities and Stockholders'
       Equity.................................$21,174,416  $20,785,343

The accompanying notes are an integral part of these consolidated condensed balance sheets.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)
                               Three Months            Nine Months
                             Ended September 30,   Ended September 30,
                          1997        1996         1997         1996
Net Sales.............. $3,481,870  $3,470,922  $10,584,647 $10,607,557


Cost of goods sold ....    970,666   1,058,950    3,061,606   3,427,536
Selling, general and
  administrative
  expenses.............  1,300,736   1,267,663    3,967,288   3,914,852
Research and
  development
  expenses ............    378,273     350,823    1,130,081   1,048,471
Interest expense, net..     93,249     104,577      294,758     341,258
Other income, net .....    (13,160)     (4,546)     (62,991)    (52,538)
Special charges .......    180,000           -      180,000           -

Income before federal
  and foreign taxes ...    572,106     693,455    2,013,905   1,927,978
Provision for taxes ...    136,574     202,330      542,604     556,213

Net Income ............   $435,532    $491,125   $1,471,301  $1,371,765

Net Income per Share
  of Common Stock .....      $0.67       $0.77        $2.28       $2.16

Dividends per share
  of common stock .....      $0.41      $0.385        $1.23      $1.155

Average number of
  common shares
  outstanding during
  the period used in
  the computation of
  net income per share
  of common stock .....    649,009     637,410      645,716     633,920

The accompanying notes are an integral part of these consolidated condensed statements.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF RETAINED EARNINGS
                          AND ADDITIONAL PAID-IN CAPITAL
                                  (In Thousands)
                                        Nine Months Ended September 30,
RETAINED EARNINGS                             1997         1996
      Balance, beginning of period .....$4,756,270         $3,875,224

      Add:  Net income ................. 1,471,301          1,371,765
                                         6,227,571          5,246,989

      Less: Cash dividends declared .... 1,074,713*           731,383
            Cost of treasury stock
              acquired (less amounts
              charged to capital) and
              other items ..............     7,776              3,580
                                         1,082,489            734,963

      Balance, end of period............$5,145,082         $4,512,026

ADDITIONAL PAID-IN CAPITAL
      Balance, beginning of period .... $2,034,337         $1,515,154

      Add:  Excess over par value
              of common stock issued ..    338,185            360,688

      Less: Cost of treasury
              stock acquired (less
              amounts charged to
              retained earnings) .......       965              1,025

      Balance, end of period ...........$2,371,557         $1,874,817

* Reflects the 1997 fourth quarter common stock dividend of $0.43 per share ($279,157 in the aggregate) declared on September 25, 1997 and payable on December 1, 1997.

The accompanying notes are an integral part of these consolidated condensed statements.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                         Nine Months Ended September 30,
                                             1997              1996
Operating Activities
Net income ............................... $1,471,301       $1,371,765
Adjustments to reconcile net income to net
cash provided from operating activities:
   Special Charges .......................    180,000                -
   Gains on sales of businesses
     and other assets ....................   (123,156)         (51,069)
   Depreciation and amortization .........    554,301          510,316
   Deferred income taxes .................   (291,470)         (29,076)
   Changes in working capital, net........   (333,330)        (107,264)
   Other, net ............................   (277,214)          27,792
Net cash provided from operating
   activities ............................  1,180,432        1,722,464

Investing Activities
Purchases of property, plant and
   equipment .............................   (579,067)        (523,022)
Purchases of businesses, net of
   cash acquired .........................   (479,694)               -
Proceeds from sales of businesses
   and other assets ......................    279,459          200,424
Proceeds from sales of/(purchases of)
   marketable securities, net ............    168,208          (18,273)
Net cash used for investing activities ...   (611,094)        (340,871)

Financing Activities
Net repayments of debt ...................   (295,637)      (1,107,195)
Dividends paid ...........................   (795,556)        (731,383)
Exercise of stock options ................    324,440          353,692
Purchases of treasury stock ..............    (10,190)          (9,887)
Net cash used for financing
   activities ............................   (776,943)      (1,494,773)
Effects of exchange rates on
   cash balances .........................    (25,434)          (1,629)
Decrease in cash and cash equivalents ....   (233,039)        (114,809)
Cash and cash equivalents, beginning
   of period .............................  1,322,297        1,802,397
Cash and cash equivalents, end
   of period ............................. $1,089,258       $1,687,588

The accompanying notes are an integral part of these consolidated condensed statements.

Supplemental Information
Interest payments                            $366,181         $460,911
Income tax and related interest
   payments, net of refunds                   845,813          304,405

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.   Special Charges

          On September 15, 1997, the Company announced the voluntary market withdrawal of fenfluramine, manufactured and sold under the name PONDIMIN, and dexfenfluramine, marketed under the name REDUX. The Company took this action and withdrew the products on the basis of new, preliminary information regarding heart valve abnormalities in patients using these medications. The 1997 third quarter and first nine months results of operations include special charges aggregating
          $180.0 million ($117.0 million after-tax or $0.18 per share).
          The special charges reflect the one-time costs associated with the voluntary market withdrawal and include provisions for product returns, notification and administrative handling fees, the writedown of inventory and supplies, and other related costs. These costs do not include provisions for any subsequent charges which may result from legal actions related to these products.

Note 2.   Contingencies

          The Company is involved in various legal proceedings, including product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably quantifiable.

          The Company has been named as a defendant in numerous legal actions, many of which are purported class actions, relating to PONDIMIN and/or REDUX, which the Company estimates were used in the U.S. prior to their voluntary market withdrawal by approximately six million people (see Note 1). It is likely that additional legal actions, including purported class actions, will be filed. These actions typically allege, among other things, that the use of PONDIMIN and/or REDUX, independently or in combination with the prescription drug phentermine (which the Company does not manufacture, distribute or market), causes certain serious conditions, including valvular heart disease. The Company believes that it has meritorious defenses to these actions and that it has acted properly at all times in dealing with PONDIMIN and REDUX matters.

          In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations in any one accounting period.

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3.   Solvay S.A. Animal Health Acquisition

          On February 28, 1997, the Company completed the acquisition of the worldwide animal health business of Solvay S.A. for approximately $460 million. The acquisition was financed partially through the issuance of commercial paper and was accounted for under the purchase method of accounting. The purchase price exceeded the net assets acquired by approximately $328 million which is being amortized over periods of 20 to 40 years.

Note 4.   Derivatives and Other Financial Instruments

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

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5.   Earnings per Share

          In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128 - "Earnings per Share" was issued and is effective for interim and annual reporting periods ending after December 15, 1997. SFAS No. 128 will require the presentation of Basic Earnings per Share and Diluted
          Earnings per Share in the Company's Consolidated Statements of Income. Net Income per Share of Common Stock presented in these financial statements is equivalent to Basic Earnings per Share. Pro forma Diluted Earnings per Share for the three months ended September 30, 1997 and 1996 were $0.65 and $0.75. Pro forma Diluted Earnings per Share for the nine months ended September 30, 1997 and 1996 were $2.23 and $2.13.

 Note 6.  Other Recently Issued Accounting Standards

          In June 1997, SFAS No. 130 - "Reporting Comprehensive Income" and SFAS No. 131 - "Disclosures about Segments of an Enterprise and Related Information" were issued and are effective for periods beginning after December 15, 1997.
          SFAS No. 130 establishes standards for reporting comprehensive income and its components. SFAS No. 131 establishes standards for reporting financial and descriptive information regarding an enterprise's operating segments. These standards increase financial reporting disclosures only and will have no impact on the Company's financial position or results of operations.

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

             Three Months and Nine Months Ended September 30, 1997

Results of Operations

Management's discussion and analysis of results of operations for the 1997 third quarter and first nine months has been presented on an as-reported basis except for sales variation explanations which are presented on an as-reported and pro forma basis. The pro forma sales results reflect businesses acquired and divested in 1997 and 1996 assuming the transactions occurred as of January 1, 1996. This activity includes the acquisition of the worldwide animal health business of Solvay S.A. in 1997 and the divestitures of the American Home Foods business and the Symbiosis surgical products business in 1996.

On an as-reported basis, worldwide net sales for the 1997 third quarter and first nine months were comparable to prior year levels. On a pro forma basis, worldwide net sales increased 6% for both the 1997 third quarter and first nine months. The increases in pro forma worldwide net sales in both periods were due primarily to higher domestic sales of pharmaceuticals. Results for the 1997 first nine months also reflect higher worldwide sales of agricultural products. Worldwide net sales were impacted by unfavorable foreign exchange effects of 3% for the 1997 third quarter and 2% for the first nine months.

The following tables set forth worldwide net sales results by major product category and industry segment together with the percentage changes in "As-Reported" and "Pro Forma" worldwide net sales from comparable periods in the prior year:

                           Three Months       As-Reported   Pro Forma
($ in Millions)          Ended September 30,  % Increase    % Increase
Net Sales to Customers     1997       1996     (Decrease)   (Decrease)
Health Care Products:
  Pharmaceuticals         $2,284.4   $2,026.1      13%           9%
  Consumer Health Care       558.0      564.6     (1)%          (1)%
  Medical Devices            321.7      321.2       -             -

Total Health Care
  Products                 3,164.1    2,911.9      9%            6%

Agricultural Products        317.7      304.3      4%            4%

Food Products                    -      254.8    (100)%          -

Consolidated Net Sales    $3,481.8   $3,471.0       -            6%

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

             Three Months and Nine Months Ended September 30, 1997

                             Nine  Months       As-Reported  Pro Forma
($ in Millions)            Ended September 30,  % Increase   % Increase
Net Sales to Customers      1997        1996    (Decrease)  (Decrease)
Health Care Products:
  Pharmaceuticals        $6,317.3    $5,705.0      11%           8%
  Consumer Health Care    1,499.3     1,496.2       -            -
  Medical Devices           972.2       995.0      (2)%         (1)%

Total Health Care
  Products                8,788.8     8,196.2      7%            6%

Agricultural Products     1,795.8     1,707.3      5%            5%

Food Products                   -       704.1    (100)%          -

Consolidated Net Sales  $10,584.6   $10,607.6       -            6%

The following sales variation explanations are presented on an as-reported and pro forma basis:

     On an as-reported basis, worldwide pharmaceutical sales increased 13% for the 1997 third quarter and 11% for the first nine months. On a pro forma basis, after adjusting for the acquisition of the worldwide animal health business of Solvay S.A. in February 1997, worldwide pharmaceutical sales increased 9% for the 1997 third quarter and 8% for the first nine months due primarily to higher sales of PREMARIN products, EFFEXOR, CORDARONE, ZOTON, infant nutritionals, ZOSYN (marketed internationally as TAZOCIN), NAPRELAN (introduced in the 1996 second quarter), BENEFIX (introduced in the 1997 first quarter) and DURACT (introduced in the 1997 third quarter) offset, in part, by lower sales of other pharmaceuticals. Worldwide pharmaceutical results for the 1997 third quarter also reflect lower sales of antiobesity products and LODINE. On an as-reported basis, U.S. pharmaceutical sales increased 18% for the 1997 third quarter and 17% for the first nine months. On a pro forma basis, U.S. pharmaceutical sales increased 17% for the 1997 third quarter and 16% for the first nine months. The increase in pro forma U.S. pharmaceutical sales for the 1997 third quarter consisted of unit volume growth of 14% and price increases of 3%. The increase in pro forma U.S. pharmaceutical sales for the 1997 first nine months consisted of unit volume growth of 13% and price increases of 3%. On an as-reported basis, international pharmaceutical sales increased 5% for the 1997 third quarter and 3% for the first nine months. On a pro forma basis, international pharmaceutical sales decreased 1% for both the 1997 third quarter and first nine months.
     The decrease in pro forma international pharmaceutical sales for the 1997 third quarter consisted of unit volume growth of 5% and price increases of 2% which were offset by unfavorable foreign exchange of 8%. The decrease in pro forma international pharmaceutical sales for the

          Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

             Three Months and Nine Months Ended September 30, 1997

     1997 first nine months consisted of unit volume growth of 3% and price increases of 1% which were offset by unfavorable foreign exchange of 5%.

     On an as-reported and pro forma basis, worldwide consumer health care sales decreased 1% for the 1997 third quarter and were comparable with prior year results for the first nine months. Worldwide consumer health care results for the 1997 third quarter and first nine months reflect higher sales of ADVIL and CENTRUM products offset, in part, by the effect of the disposal of several non-core products in late 1996 and early 1997. Worldwide consumer health care results for the 1997 third quarter also reflect lower sales of cough/cold products. On an as-reported and pro forma basis, U.S. consumer health care sales decreased 5% for the 1997 third quarter and 3% for the first nine months. The decrease in U.S. consumer health care sales for the 1997 third quarter consisted of unit volume declines of 6% offset by price increases of 1%. The decrease in U.S. consumer health care sales for the 1997 first nine months consisted of unit volume declines of 5% offset by price increases of 2%. On an as-reported and pro forma basis, international consumer health care sales increased 8% for both the 1997 third quarter and first nine months. The increase in international consumer health care sales for the 1997 third quarter consisted of unit volume growth of 10% and price increases of 3% which were offset by unfavorable foreign exchange of 5%. The increase in international consumer health care sales for the 1997 first nine months consisted of unit volume growth of 8% and price increases of 3% which were offset by unfavorable foreign exchange of 3%.

     On an as-reported and pro forma basis, worldwide medical devices sales for the 1997 third quarter were comparable to prior year levels. On an as-reported basis, worldwide medical devices sales decreased 2% for the 1997 first nine months. On a pro forma basis, after adjusting for the divestiture of the Symbiosis surgical products business in March 1996, worldwide medical devices sales decreased 1% for the 1997 first nine months. Worldwide medical devices results for both periods reflect lower sales of wound closure products offset, in part, by higher sales of needles and syringes. Worldwide medical devices sales for the 1997 third quarter consisted of unit volume growth of 5% which was offset by price decreases of 2% and unfavorable foreign exchange of 3%. The decrease in pro forma worldwide medical devices sales for the 1997 first nine months consisted of unit volume growth of 3% which was offset by price decreases of 1% and unfavorable foreign exchange of 3%.

     On an as-reported and pro forma basis, worldwide agricultural products sales increased 4% for the 1997 third quarter and 5% for the first nine months due to higher sales of herbicides resulting primarily from increased soybean acreage and new product launches offset, in part, by lower sales of insecticides due primarily to poor weather conditions in several major European markets during the current growing season. On an as-reported and pro forma basis, U.S. agricultural products sales

          Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

             Three Months and Nine Months Ended September 30, 1997

     increased 8% for the 1997 third quarter and 5% for the first nine months. The increase in U.S. agricultural products sales for the 1997 third quarter consisted of unit volume growth of 6% and price increases of 2%. The increase in U.S. agricultural products sales for the 1997 first nine months consisted of unit volume growth of 3% and price increases of 2%. Due to the seasonality of the U.S. agricultural products business, which is concentrated primarily in the first six months of the year, U.S. agricultural products sales and results of operations for the 1997 third quarter and first nine months are not indicative of the results to be expected in subsequent fiscal quarters or for the full year. On an as-reported and pro forma basis, international agricultural products sales increased 3% for the 1997 third quarter and 5% for the first nine months. The increase in international agricultural products sales for the 1997 third quarter consisted of unit volume growth of 5% and price increases of 5% which were offset by unfavorable foreign exchange of 7%. The increase in international agricultural products sales for the 1997 first nine months consisted of unit volume growth of 7% and price increases of 4% which were offset by unfavorable foreign exchange of 6%.

Cost of goods sold, as a percentage of net sales, decreased to 27.9% for the 1997 third quarter versus 30.5% for the 1996 third quarter, and decreased to 28.9% for the 1997 first nine months versus 32.3% for the 1996 first nine months due primarily to favorable pharmaceutical and agricultural products sales mix, an overall product mix improvement as higher sales of pharmaceuticals and agricultural products replaced the loss of lower margin food products sales, and to a lesser extent, cost savings.

Selling, general and administrative expenses, as a percentage of net sales, increased to 37.4% for the 1997 third quarter versus 36.5% for the 1996 third quarter, and increased to 37.5% for the 1997 first nine months versus 36.9% for the 1996 first nine months. Higher marketing and selling expenses related to recent pharmaceutical and agricultural product introductions were offset by the elimination of marketing and selling expenses associated with the foods business. Higher general and administrative expenses were due, in part, to increased pension costs and additional goodwill amortization related to the Genetics Institute and Solvay S.A. animal health acquisitions.

Research and development expenses increased 8% for both the 1997 third quarter and first nine months due primarily to higher pharmaceutical research and development expenditures and operating costs related to recent pharmaceutical research and development facility expansions.

Interest expense, net decreased in the 1997 third quarter and first nine months due primarily to the reduction in long-term debt during 1996. Average long-term debt outstanding during the 1997 and 1996 third quarter was $5,850.1 million and $7,024.3 million, respectively. Average long-term debt outstanding during the 1997 and 1996 first nine months was $5,884.2 million and $7,251.6 million, respectively.

          Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

             Three Months and Nine Months Ended September 30, 1997

Other income, net for the 1997 first nine months included the amount paid in settlement of a lawsuit brought by Johnson & Johnson and its wholly-owned subsidiary, Ortho Pharmaceutical Corporation. The settlement was offset by a previously established reserve for this litigation and a gain on the sale of the Company's investment in the common stock of certain publicly traded insurance companies.

As discussed in Note 1 to the Consolidated Condensed Financial Statements, on September 15, 1997, the Company announced the voluntary market withdrawal of fenfluramine, manufactured and sold under the name PONDIMIN, and dexfenfluramine, marketed under the name REDUX. The Company took this action and withdrew the products on the basis of new, preliminary information regarding heart valve abnormalities in patients using these medications. The 1997 third quarter and first nine months results of operations include special charges aggregating $180.0 million ($117.0 million after-tax or $0.18 per share). The special charges reflect the one-time costs associated with the voluntary market withdrawal and include provisions for product returns, notification and administrative handling fees, the writedown of inventory and supplies, and other related costs. These costs do not include provisions for any subsequent charges which may result from legal actions related to these products.

As discussed in Note 2 to the Consolidated Condensed Financial Statements and in Item 1 - Legal Proceedings of Part II - Other Information, the Company has been named as a defendant in numerous legal actions, many of which are purported class actions, relating to PONDIMIN and/or REDUX. The Company believes that it has meritorious defenses to these actions and that it has acted properly at all times in dealing with PONDIMIN and REDUX matters. In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with these proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations in any one accounting period.

          Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

             Three Months and Nine Months Ended September 30, 1997

The following table sets forth income before taxes by industry segment:

                                Three Months        Nine Months
($ in Millions)            Ended September 30,  Ended September 30,
Income before Taxes        1997       1996      1997         1996
Health Care Products       $698.7(1)  $773.9    $1,979.5(1)  $1,911.5
Agricultural Products         9.1       (7.6)      440.3        355.8
Food Products                   -       53.5         -          113.6
Corporate                  (135.7)    (126.3)     (405.9)      (452.9)

Consolidated Income
  before Taxes             $572.1     $693.5    $2,013.9     $1,928.0

(1) 1997 includes special charges of $180.0 associated with the voluntary market withdrawal of PONDIMIN and REDUX.


The effective tax rate decreased to 23.9% in the 1997 third quarter from 29.2% in the 1996 third quarter and decreased to 26.9% in the 1997 first nine months from 28.8% in the 1996 first nine months due primarily to the reinstatement of the U.S. research tax credit in the 1997 third quarter and the tax impact of the previously discussed special charges associated with the voluntary market withdrawal of PONDIMIN and REDUX.

Net income and net income per share decreased 11% and 13% for the 1997 third quarter compared to the 1996 third quarter results and increased 7% and 6% for the 1997 first nine months compared to the 1996 first nine months results. Results for the 1997 third quarter and first nine months reflect the previously discussed special charges associated with the voluntary market withdrawal of PONDIMIN and REDUX. Excluding the special charges, net income and net income per share increased 13% and 10% for the 1997 third quarter compared to the 1996 third quarter results and increased 16% and 14% for the 1997 first nine months compared to the 1996 first nine months results. The increases in net income and net income per share for both the 1997 third quarter and first nine months excluding the special charges were greater than the results registered for net sales due primarily to improved pharmaceutical and agricultural products sales mix, higher sales of pharmaceuticals and agricultural products, cost savings and lower interest expense offset, in part, by the divestiture of the foods business and higher research and development expenses.

Competition

The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its sales or results of operations. However, PREMARIN, the Company's conjugated estrogens product, which has not had patent protection for many years, does contribute significantly to sales and results of operations. PREMARIN is not currently subject to generic

          Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

             Three Months and Nine Months Ended September 30, 1997

competition in the United States and, on May 5, 1997, the U.S. Food and Drug Administration (FDA) announced that it will not approve synthetic generic conjugated estrogens products at this time because these products have not been shown to contain the same active ingredient as PREMARIN. The FDA further stated that, until the full composition of PREMARIN is determined, a synthetic generic version cannot be approved, although a generic product derived from the same natural source could be approved earlier under certain circumstances. Although the Company believes that, as a result of this announcement, PREMARIN is not likely to face generic competition in the near term, it cannot predict the timing or outcome of continued efforts to obtain approval for a generic conjugated estrogens product.

Liquidity, Financial Condition and Capital Resources

Cash and cash equivalents decreased $233.0 million in the 1997 first nine months to $1,089.3 million. Cash flows from operating activities of $1,180.4 million, proceeds from sales of other assets and marketable securities of $447.7 million and proceeds from the exercise of stock options of $324.4 million were used principally for dividend payments of $795.6 million, capital expenditures of $579.1 million, the purchase of the worldwide animal health business of Solvay S.A. for $460.0 million, and long-term debt reduction of $295.6 million. Cash flows from operating activities for the 1997 first nine months were impacted by payments of $381.8 million related to certain previously accrued long-term tax liabilities which were required to be paid in connection with the filing of a tax claim and a $200.0 million contribution to the U.S. defined benefit pension plan. Due to seasonality of the U.S. agricultural products business, a significant portion of the annual U.S. agricultural products sales are recorded in the first six months of the year; however, a significant amount of the related accounts receivable are not collected until the third quarter. As a result, cash flows from operating activities for the 1997 first nine months are not indicative of the results to be expected for the full year.

Capital expenditures included strategic investments in manufacturing and distribution facilities worldwide and the expansion of the Company's research and development facilities.

On October 22, 1997, the Company entered into a definitive agreement with Bausch & Lomb Incorporated for the sale of the stock of Storz Instrument Company and certain other assets relating to the Storz business for $380.0 million in cash. This transaction, which is subject to certain conditions including the receipt of necessary governmental approvals and the closing of the acquisition by Bausch & Lomb of Chiron Vision Corporation, is not expected to have a material impact on the Company's results of operations. The Company is exploring strategic alternatives for its remaining medical devices business, including the possible sale of Sherwood-Davis & Geck and Quinton Instrument Company.

          Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

             Three Months and Nine Months Ended September 30, 1997

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

                         Part II - Other Information

Item 1.   Legal Proceedings

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including those described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and Quarterly Reports on Form 10-Q for the periods ended March 31, 1997 and June 30, 1997.

          In the action for patent infringement pending in U.S. District Court (E.D., Pa.), McNeilab Inc. has increased the amount of damages it is seeking from $60 million to approximately $77 million (plus $10 million in interest) against Scandipharm Inc., which would be entitled to seek indemnification from a subsidiary of the Company, Eurand Microencapsulation, S.A. This action is expected to proceed to trial in late 1997 or early 1998.

          In the brand name prescription drug litigation that has been coordinated and consolidated for pretrial purposes under the caption In re Brand Name Prescription Drug Antitrust Litigation (MDL 997 N.D. Ill.), the U.S. Court of Appeals for the Seventh Circuit has (i) dismissed challenges to the settlements of certain defendants, including the Company, of the class action case; (ii) reversed the District Court's decision and held that the Supreme Court's
          Illinois Brick ruling that indirect purchasers do not have standing under federal antitrust laws applies to this litigation; (iii) reversed the District Court's grant of summary judgment to the wholesaler defendants and to DuPont Merck; and (iv) reversed the District Court's ruling that the Higgins case brought by Alabama retailers should not be remanded to Alabama state court. In the similar litigation pending in state courts, the courts in the Maine, Michigan and Minnesota indirect consumer purchase cases have denied motions to certify the cases as class actions.

          On September 15, 1997, the Company's Wyeth-Ayerst Laboratories division, the manufacturer of PONDIMIN (fenfluramine hydrochloride) tablets C-IV and the distributor of REDUX (dexfenfluramine hydrochloride capsules) C-IV, announced a voluntary and immediate market withdrawal of these antiobesity medications. The Company took this action on the basis of new, preliminary information provided to the Company on September 12, 1997 by the U.S. Food and Drug Administration (FDA) regarding heart valve abnormalities in patients using these medications. The Company estimates that approximately six million people used these medications in the U.S.

          As of November 12, 1997, the Company has been served or is aware that it has been named as a defendant in 303 lawsuits as the manufacturer of PONDIMIN and/or the distributor of REDUX. These lawsuits have been filed on behalf of individuals who claim to have been injured as a result of their use of PONDIMIN and/or REDUX, either individually or in combination with the prescription drug phentermine (which the Company does not manufacture, distribute or market). The lawsuits also often name as defendants other distributors and/or retailers of PONDIMIN and/or REDUX, the manufacturers, distributors and/or retailers of phentermine and physicians or other health care providers. Based on media reports and other sources, the Company anticipates that it will be named as a defendant in a significant number of additional PONDIMIN and/or REDUX lawsuits in the future.

          Of the 303 lawsuits naming the Company as a defendant, 141 are actions that seek certification of a class, some on a national and others on a statewide basis. Of these 141 lawsuits, 101 are pending in various federal district courts and 40 are pending in various state courts. A number of the actions brought in state courts have been removed to federal courts. In addition, plaintiffs in various federal court actions have filed motions before the Judicial Panel on Multidistrict Litigation to transfer and consolidate all federal litigation of a similar nature for pretrial proceedings. Individual plaintiffs and two associations have filed the remaining lawsuits: 96 individual lawsuits and the associations' lawsuits are pending in various federal district courts and 66 individual lawsuits have been brought in various state courts.

          Plaintiffs' allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of PONDIMIN and/or REDUX, independently or in combination (including the combination of PONDIMIN and phentermine popularly known as "fen/phen"), causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunction. In addition, some lawsuits allege severe emotional distress caused by the knowledge that ingestion of these drugs, independently or in combination, could cause such injuries. Plaintiffs typically seek relief in the form of monetary damages (including general damages, medical care and monitoring expenses, loss of earnings and earnings capacity, compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research or medical surveillance program.

          On September 18, 1997, a securities fraud putative class action was commenced in U.S. District Court in which the plaintiff alleges that the Company (and certain officers and directors named as controlling persons under the Securities Exchange Act of 1934) violated the Securities Exchange Act of 1934 by failing to disclose material facts or making material misstatements of fact regarding alleged adverse events associated with REDUX and/or PONDIMIN. Oran v. American Home Products Corporation, et al. (D.N.J.). The plaintiff seeks to represent a class of individuals who purchased shares of the

          Company's common stock on the open market between March 1, 1997 and September 16, 1997 and seeks compensatory damages in an unspecified amount.

          In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations in any one accounting period.

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit No.         Description

                (10.1)*             Deferred Compensation Plan.

                (10.2)*             Executive Retirement Plan.

                (11)                Computation of Earnings Per Share.

                (27)                Financial Data Schedule.

          *Denotes management contract or compensatory plan or arrangement to be filed as an exhibit hereto.

          (b)   Reports on Form 8-K

                A report on Form 8-K regarding the Company's announcement of the voluntary market withdrawal of fenfluramine, manufactured and sold under the name PONDIMIN, and dexfenfluramine, marketed under the name REDUX, was filed on September 15, 1997.

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

                       AMERICAN HOME PRODUCTS CORPORATION
                                  (Registrant)


                       By /s/
                                 Paul J. Jones
                         Vice President and Comptroller
                           (Duly Authorized Signatory
                         and Chief Accounting Officer)



Date: November 14, 1997

                                Exhibit Index


 Exhibit No.         Description


  (10.1)*            Deferred Compensation Plan.

  (10.2)*            Executive Retirement Plan.

  (11)               Computation of Earnings Per Share.

  (27)               Financial Data Schedule.


  *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

                                 EX-1