Form 10-K
period 1997-12-31
AMERICAN HOME PRODUCTS CORP
filed 1998-03-27
CIK 5187

.


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission file number
 December 31,1997                                          1-1225

                      AMERICAN HOME PRODUCTS CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                    13-2526821
      (State or other jurisdiction of           (I.R.S. Employer Identification
      incorporation or organization)                          Number)

      Five Giralda Farms, Madison, NJ                        07940-0874
     (Address of Principal Executive Offices)                (Zip Code)

Registrant's telephone number, including area code         (973) 660-5000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing).

Aggregate market value at March 2, 1998                    $61,446,876,563

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

                                                            Outstanding at
                                                            March 2, 1998

Common Stock, $.33 - 1/3 par value                           654,924,364

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

(1) 1997 Annual Report to Shareholders - In Parts I, II and IV
(2) Proxy Statement filed March 25,1998 - In Part III

                                 PART I

ITEM 1.   BUSINESS

          General

          American Home Products Corporation (the "Company"), a Delaware corporation organized in 1926, is currently engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in two primary business segments: health care products and agricultural products. Health care products include branded and generic ethical pharmaceuticals, biologicals, nutritionals, consumer health care products, and animal biologicals and pharmaceuticals. Agricultural products include crop protection and pest control products such as herbicides, insecticides, fungicides and plant growth regulators. The Company holds a majority interest in Immunex Corporation, a biopharmaceutical company whose stock is publicly traded.

          In February 1998, the Company sold the Sherwood-Davis & Geck medical devices business to a subsidiary of Tyco International Ltd. for approximately $1.77 billion. This transaction completed the Company's exit from the medical devices business.

          In December 1997, the Company sold the stock of Storz Instrument Company and affiliated companies, a global manufacturer and marketer of ophthalmic products, and certain assets relating to the Storz business for $380 million.

          In February 1997, the Company acquired the worldwide animal health business of Solvay S.A. for approximately $460 million.

          In December 1996, the Company acquired the remaining equity interest in the biopharmaceutical company Genetics Institute, Inc. ("G.I.") that it did not already own for approximately $1.3 billion.

          In November 1996, the Company sold a majority interest in the American Home Foods business for approximately $1.2 billion. The Company retained a 20% equity interest in International Home Foods, the successor to American Home Foods. In November 1997, the Company sold a portion of the 20% equity interest in International Home Foods.

          In late 1994, the Company acquired the outstanding common stock of American Cyanamid Company ("Cyanamid"). The aggregate purchase price to acquire all of Cyanamid including acquisition-related fees and expenses was approximately $9.6 billion.

          Additional information relating to the G.I., Solvay S.A. and Cyanamid acquisitions, the American Home Foods, Sherwood-Davis & Geck and Storz dispositions, and certain other acquisitions and divestitures is set forth in Notes 2 and 3 of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

          Unless stated to the contrary, or unless the context otherwise requires, references to the Company in this report include American Home Products Corporation and its majority-owned subsidiaries.

          Industry Segments

          Financial information, by industry segment, for the three years ended December 31, 1997 is set forth in Note 11 of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

          The Company is not dependent on any single or major group of customers for its sales. The Company currently manufactures, distributes and sells a diversified line of products in two primary industry segments. The product designations appearing in differentiated type herein are trademarks.

          HEALTH CARE PRODUCTS -

          Pharmaceuticals - This sector includes a wide variety of ethical pharmaceutical and biological products for human and veterinary use which are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, managed care organizations and physicians. Some of these sales are made to large buying groups representing certain of these customers. Principal product categories for human use and their respective products are: women's health care including PREMARIN, PREMPRO, LO/OVRAL (marketed as MIN-OVRAL internationally), NORDETTE and TRIPHASIL (marketed as TRINORDIOL internationally); infant nutritionals (international markets only); cardiovascular including CORDARONE and ZIAC; mental health including ATIVAN and EFFEXOR; anti-inflammatory and gastroenterology including LODINE, ORUVAIL, ZOTON (international markets only) and NAPRELAN; anti-infectives including MINOCIN, SUPRAX and ZOSYN (marketed as TAZOCIN internationally); vaccines including HIBTITER; biopharmaceuticals including recombinant Factor VIII; and oncology therapies. In addition, the Company markets generic pharmaceutical products. Principal animal health product categories include vaccines, pharmaceuticals (including anthelmintics), endectocides and growth implants. The Company manufactures these products in the United States and Puerto Rico and in 22 foreign countries.

          Sales of women's health care products in the aggregate accounted for more than 10% of consolidated net sales in 1997, 1996 and 1995. Except for sales of women's health care products, no single pharmaceutical product or other category of products accounted for more than 10% of consolidated net sales in 1997, 1996 or 1995. The operating income before taxes from the women's health care products in the aggregate, and the PREMARIN family of products individually, accounted for more than 10% of consolidated operating income before taxes in 1997, 1996 and 1995.

          Consumer health care - Principle over-the-counter health care product categories and their respective products are: analgesics including ADVIL; cough/cold/allergy remedies including ROBITUSSIN and DIMETAPP;

          vitamins and mineral supplements including CENTRUM; hemorrhoidal; antacids; and asthma relief items. These products are generally sold to wholesalers and retailers, and are primarily promoted to consumers worldwide through advertising. These products are manufactured in the United States and Puerto Rico and in 17 foreign countries.

          No single consumer health care product or category of products accounted for more than 10% of consolidated net sales or operating income before taxes in 1997, 1996 or 1995.

          Medical Devices - In February 1998, the Company sold the Sherwood-Davis & Geck medical devices business to a subsidiary of Tyco International Ltd. This transaction completed the Company's exit from the medical devices business. Principal products in this sector included MONOJECT needles and syringes, ARGYLE tubes, catheters and chest drainage devices, DAVIS & GECK wound closure products, tympanic and predictive thermometers, ophthalmic surgical equipment and vision care products, exercise equipment, cardiopulmonary instrumentation and devices, enteral feeding systems and access devices, microsurgical equipment and other hospital products which were promoted and sold worldwide, principally to physicians, hospitals, other health care institutions and wholesalers. Buying groups also represented certain of these customers. In addition to the United States and Puerto Rico, these products were manufactured in 10 foreign countries.

          No single medical device product or category of products accounted for more than 10% of consolidated net sales or operating income before taxes in 1997, 1996 or 1995.

          AGRICULTURAL PRODUCTS -

          Principal agricultural product categories and their respective products are: herbicides including PURSUIT (marketed as PIVOT internationally), PROWL (marketed as STOMP internationally) and SCEPTER; insecticides including COUNTER; and fungicides which are promoted to consumers worldwide and generally sold directly to wholesalers and retailers. In addition to the United States and Puerto Rico, these products are manufactured in eight foreign countries.

          No single agricultural product or category of products accounted for more than 10% of consolidated net sales or operating income before taxes in 1997, 1996 or 1995.

          FOOD PRODUCTS -

          In November 1996, the Company sold a majority interest in the American Home Foods business. Products in this segment included prepared pastas and other entrees, regional specialty foods, condiments, snack products, spreadable fruit products and other food products which were promoted to consumers through advertising and generally sold directly to wholesalers and retailers. The Company retained a 20% equity interest in International Home Foods, the successor to American Home Foods. In November 1997, the Company sold a portion of the 20% equity interest in International Home Foods.

          No single food product or category of products accounted for more than 10% of consolidated net sales or operating income before taxes in 1996 or 1995.

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

          In the pharmaceuticals business, most of the Company's major products are not protected by patents. The non-steroidal anti-inflammatory ("NSAID") LODINE ceased to be under patent protection in the United States in 1997. LODINE XL, a product extension of LODINE, will have patent protection until 2007. The anti-depressant EFFEXOR will have patent protection into 2007. TETRAMUNE, a combination vaccine, will have patent protection until 2007. SUPRAX, a third-generation cephalosporin antibiotic, remains under patent protection until 2002. VERELAN, a calcium channel blocker, will have patent protection until 2006. PREMPRO, a combination estrogen and progestin product, will have patent protection until 2006. Concentrated recombinant human antihemophilic factor (Factor VIII), a product that helps regulate activation of the body's coagulation pathway, will have patent protection until 2014.

          Sales in the consumer health care business are largely supported by the Company's trademarks and brand names. These trademarks and brand names are a significant part of the Company's business and have a perpetual life as long as they remain in use. See "Competition" below for a discussion of generic and store brands competition.

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

          Competition

          HEALTH CARE PRODUCTS -

          The Company operates in the highly competitive health care industry which includes the ethical pharmaceutical, animal health and consumer health care businesses. Within the ethical pharmaceutical and animal health businesses, the Company has many major multi-national competitors and numerous other smaller domestic and foreign competitors. Based on net sales, the Company believes it ranks within the top 10 major competitors within the ethical pharmaceutical business category and, with the acquisition of the Solvay S.A. animal health business in the first quarter of 1997, the Company believes it ranks within the top five major competitors within the animal health business category. The consumer health care business also has many competitors. Based on net sales, the Company believes it ranks within the top five major competitors within this business category.

          The Company's competitive position in the Health Care Products segment is affected by several factors including resources available to develop, enhance and promote products, customer acceptance, product quality, patent protection, development of alternative therapies by competitors, scientific and technological advances and governmental actions affecting pricing and generic substitutes. For prescription products, the growth of managed care organizations, such as health maintenance organizations ("HMOs") and pharmaceutical benefit management companies, has resulted in increased competitive pressures. The continued growth of generic substitutes is further promoted by legislation, regulation and various incentives enacted and promulgated in both the public and private sectors.

          PREMARIN, the Company's conjugated estrogens product, which has not had patent protection for many years, contributes significantly to sales and results of operations. PREMARIN currently is not subject to generic competition in the United States, and, on May 5, 1997, the U.S. Food and Drug Administration (FDA) announced that it would not approve synthetic conjugated estrogens products at this time because these products have not been shown to contain the same active ingredient as PREMARIN. The FDA further stated that, until the full composition of PREMARIN is determined, a synthetic generic version cannot be approved, although a generic product derived from the same natural source could be approved earlier under certain circumstances. Although the Company believes that, as a result of this announcement, PREMARIN is not likely to face generic competition in the near term, it cannot predict the timing or outcome of continued efforts to obtain approval for a generic conjugated estrogens product. While the introduction of generic competition ordinarily is expected to significantly impact the market for a brand name product, the extent of such impact on PREMARIN and related products cannot be predicted with certainty due to a number of factors, including the nature of the product and the recently introduced combination estrogen and progestin products in the PREMARIN family.

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

          The growth of generic and store brands continued to impact some of the Company's consumer health care branded product line categories in 1997 and is expected to continue during 1998.

          AGRICULTURAL PRODUCTS -

          The Company operates in the highly competitive agrochemical industry. The Agricultural Products segment has over 40 competitors worldwide and ranks in the top 10 based on net sales. Among these companies, the top 10 competitors are multi-national, representing over 70% of the sales in the agrochemical market. Competitive factors include product efficacy, distribution channels and resource availability for development of new products and improvement of existing ones. There can also be generic competition when products are no longer patent protected.

          GENERAL -

          In all business segments, advertising and promotional expenditures are significant costs to the Company and are necessary to effectively communicate information concerning the Company's products to health professionals, to the trade and to consumers.

          Research and Development

          Worldwide research and development activities are focused on developing and bringing to market new products to treat and/or prevent some of the most serious health care and agricultural problems. Research and development expenditures totaled $1,558,035,000 in 1997, $1,429,056,000 in 1996 and $1,354,963,000 in 1995 with approximately 80% of these expenditures in the ethical pharmaceutical area in 1997.

          The Company currently has 4 New Drug Applications and 28 Supplemental Drug Applications filed with the FDA for review, and 98 active Investigational New Drug Applications and two Biologics License Applications pending. During 1997, several major collaborative research and development arrangements were commenced or continued with other pharmaceutical and biotechnology companies. Additionally, the animal health business has 78 Veterinary Biologics License Applications awaiting approval by the United States Department of Agriculture ("USDA") and the Agricultural Products segment has 49 applications for new products and/or expanded use of existing products awaiting approval by the United States Environmental Protection Agency ("EPA"). The extent of subsequent contributions from these potential products, if any, cannot presently be predicted.

          During 1997, the Company received FDA approval for the mental health product EFFEXOR XR, the pain and anti-inflammatory products DURACT and SYNVISC, the cardiovascular blood thinner NORMIFLO, the oral contraceptive ALESSE, the progesterone gel CRINONE, BENEFIX coagulation Factor IX (Recombinant), the platelet factor product NEUMEGA, the animal health care product DICURAL, a new fluroquinolone antibiotic for the treatment of serious infections in dogs, the equine dewormer and boticide product QUEST, the canine heartworm preventive product PROHEART and the OTC product Children's ADVIL Grape Suspension. The EPA also approved the Company's LIGHTNING and RAPTOR herbicide products.

          Regulation

          The Company's various health care and agricultural products are subject to regulation by government agencies throughout the world.
          The primary emphasis of these requirements is to assure the safety and effectiveness of the Company's products. In the United States, the FDA, under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act, regulates many of the Company's health care products, including human and animal pharmaceuticals, vaccines and consumer health care products. The U.S. Department of Agriculture ("USDA") regulates the Company's domestic animal vaccine products.
          The FDA's powers include the imposition of criminal and civil sanctions against companies, including seizures of regulated products and criminal sanctions against individuals. The FDA's enforcement powers also include its inspection of the numerous facilities operated by the Company. To facilitate compliance, the Company from time to time may institute voluntary compliance actions such as product recalls when it believes it is appropriate to do so. In addition, many states have similar regulatory requirements. Most of the Company's pharmaceutical products, and an increasing number of its consumer health care products, are regulated under the FDA's new drug approval processes, which mandate pre-market approval of all new drugs. Such processes require extensive time, testing and documentation for approval, resulting in significant costs for new product introductions. The Company's pharmaceutical business is also affected by the Controlled Substances Act, administered by the Drug Enforcement Administration, which regulates strictly all narcotic and
          habit-forming drug substances.   In addition, in the foreign countries
          where the Company does business, it is subject to regulatory and legislative climates that, in many instances, are similar to or more restrictive than that described above. The Company devotes significant resources to dealing with the extensive federal, state and foreign regulatory requirements applicable to its products.

          Federal law also requires drug manufacturers to pay rebates to state Medicaid programs in order for their products to be eligible for federal matching funds under the Social Security Act. Additionally, a number of states are, or may be, pursuing similar initiatives for rebates and other strategies to contain the cost of pharmaceutical products. The federal Vaccines for Children entitlement program enables states to purchase vaccines at federal vaccine prices and limits federal vaccine price increases in certain respects. Federal and state rebate programs are expected to continue.

          The manufacture and sale of pesticides are regulated by the EPA. No new pesticide and no existing pesticide for a new use may be manufactured, processed or used in the United States without prior notice to or approval of the EPA. Outside the United States, agricultural chemicals are regulated by various agencies, often by standards which differ from those in the United States.

          Environmental

          Certain of the Company's operations are affected by a variety of federal, state and local environmental protection laws and regulations and the Company has, in a number of instances, been notified of its potential responsibility relating to the generation, storage, treatment and disposal of hazardous waste. In addition, the Company has been advised that it may be a responsible party in several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), commonly known as Superfund. (See Item 3. Legal Proceedings.) In connection with the spin-off in 1993 by Cyanamid of Cytec Industries Inc. ("Cytec"), Cyanamid's former chemicals business, Cytec assumed the environmental liabilities relating to the chemicals businesses, except for the former chemical business site at Bound Brook, New Jersey, and certain sites for which there is shared responsibility between Cyanamid and Cytec. This assumption is not binding on third parties, and if Cytec were unable to satisfy these liabilities, they would, in the absence of other circumstances, be enforceable against Cyanamid. The Company has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

          It is the Company's policy to accrue environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. Additional information on environmental matters is set forth in Notes 3, 5 and 10 of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

          Employees

          At the end of 1997, the Company had 60,523 employees worldwide, with 31,233 employed in the United States including Puerto Rico. Approximately 29% of worldwide employees are represented by various collective bargaining groups. Relations with most organized labor groups remain relatively stable.

          Financial Information about the Company's Foreign and Domestic Operations

          Financial information about foreign and domestic operations for the three years ended December 31, 1997 is set forth in Note 11 of the Notes to Consolidated Financial Statements in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

          The Company's operations outside the United States are conducted primarily through subsidiaries. International sales in 1997 amounted to 42% of the Company's total worldwide sales.

          The Company's international businesses are subject to risks of currency fluctuations, governmental actions and other governmental proceedings which are inherent in conducting business outside of the United States. The Company does not regard these factors as deterrents to maintaining or expanding its non-U.S. operations. Additional information about foreign operations, specifically the Asian-Pacific region, is set forth in Liquidity, Financial Condition and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.   PROPERTIES

          The Company's corporate headquarters and the headquarters of its domestic consumer health care business are located in Madison, New Jersey. The Company's domestic and international ethical pharmaceutical operations and its international consumer health care business are headquartered in three executive/administrative buildings in Radnor and St. Davids, Pennsylvania. The Company's animal health business is headquartered in Overland Park, Kansas. The Company's principal medical devices business maintained its headquarters in St. Louis, Missouri. The Agricultural Products segment maintains its headquarters in Parsippany, New Jersey. The Company's foreign subsidiaries and affiliates, which generally own their properties, have manufacturing facilities in 24 countries outside the United States. The following are the principal manufacturing plants (M) and research laboratories (R) of the Company as of December 31, 1997:

          INDUSTRY SEGMENT

          Health Care Products:
            Alpirsbach, Germany (M)
            Andover, Massachusetts (M, R)
            Askeaton, Ireland (M, R)
           *Ballymoney, N. Ireland (M)
            Baulkham Hills, Australia (M)
            Buenos Aires, Argentina (M)
            Cabuyao, Philippines (M)
            Cambridge, Massachusetts (R)
            Carolina, Puerto Rico (M)
            Catania, Italy (M, R)
            Charles City, Iowa (M)
            Chazy, New York (R)
            Cherry Hill, New Jersey (M, R)
           *Commerce, Texas (M)
           *Deland, Florida (M)
            Fort Dodge, Iowa (M, R)
            Georgia, Vermont (M)

            Gosport, Great Britain (M)
            Guayama, Puerto Rico (M)
            Havant, Great Britain (M, R)
            Hsin-Chu Hsien, Taiwan (M)
            Maracay, Venezuela (M)
            Marietta, Pennsylvania (M, R)
            Munster, Germany (M)
            Newbridge, Ireland (M)
           *Norfolk, Nebraska (M)
            Pearl River, New York (M, R)
            Princeton, New Jersey (R)
            Radnor, Pennsylvania (R)
            Richmond, Virginia (M, R)
            Rouses Point, New York (M, R)
            Sanford, North Carolina (M)
            Smithfield, Australia (M)
            St. Laurent, Canada (M, R)
            Suzhou, China (M)
           *Tijuana, Mexico (M, R)
            West Chester, Pennsylvania (M)

          Agricultural Products:
            Genay, France (M)
            Gravelines, France (M)
            Hannibal, Missouri (M)
            Paulina, Brazil (M)
            Princeton, New Jersey (R)
            Resende, Brazil (M)
            Schwabenheim, Germany (R)

         *These facilities were divested on February 27, 1998 as part of the Company's sale of the Sherwood-Davis & Geck medical devices business.

          All of the above properties are owned except certain facilities in Cambridge, Massachusetts, Cherry Hill, New Jersey, Guayama, Puerto Rico, Suzhou, China and Tijuana, Mexico which are under lease. The Company also owns or leases a number of other smaller properties worldwide which are used for manufacturing, research, warehousing and office space.

ITEM 3.   LEGAL PROCEEDINGS

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims.

          As of March 19, 1998, the Company has been served with more than 3,200 lawsuits in federal and state courts on behalf of approximately 48,000 plaintiffs alleging injuries as a result of use of the NORPLANT

          SYSTEM, the Company's implantable contraceptive containing levonorgestrel. Although approximately 70 of the cases have been filed as class actions, class certification has been denied in the federal actions as well as in every state in which the question has been considered. On December 6, 1994, the Judicial Panel on Multi-District Litigation ("MDL") ordered that all NORPLANT SYSTEM lawsuits filed in federal courts be consolidated for pretrial proceedings in the U.S. District Court (E.D. Tex.) in Beaumont. The MDL proceedings now account for over 37,000 of the NORPLANT SYSTEM plaintiffs. Following the denial of class certification, the MDL court scheduled three "bellwether" trials, each involving the claims of five Texas plaintiffs. Rather than proceeding with the first of these trials as scheduled on February 24, 1997, the court entered summary judgment in favor of the Company on all of plaintiffs' claims. That decision is now on appeal to the U.S. Court of Appeals for the Fifth Circuit. No NORPLANT SYSTEM case involving the Company has yet been tried to a verdict. All of the cases involving the Company that have approached trial have either been dismissed by the courts or withdrawn by the plaintiffs, except for one trial in Hidalgo County, Texas which resulted in a mistrial in January 1998 due to conflicts among plaintiffs' attorneys. The Company will continue to contest the NORPLANT SYSTEM litigation vigorously.

          On September 15, 1997, the Company's Wyeth-Ayerst Laboratories Division, the manufacturer of PONDIMIN (fenfluramine hydrochloride) tablets C-IV and the distributor of REDUX (dexfenfluramine hydrochloride capsules) C-IV, announced a voluntary and immediate withdrawal of these antiobesity medications. The Company took this action on the basis of new, preliminary information provided to the Company on September 12, 1997 by the U.S. Food and Drug Administration
          (FDA) regarding heart valve abnormalities in patients using these medications. The Company estimates that approximately six million people used these medications in the U.S.

          As of March 19, 1998, the Company has been served or is aware that it has been named as a defendant in 797 lawsuits as the manufacturer of PONDIMIN and/or the distributor of REDUX. These lawsuits have been filed on behalf of individuals who claim to have been injured as a result of their use of PONDIMIN and/or REDUX, either individually or in combination with the prescription drug phentermine (which the Company does not manufacture, distribute or market). The lawsuits also often name as defendants other distributors and/or retailers of PONDIMIN and/or REDUX, the manufacturers, distributors and/or retailers of phentermine and physicians or other health care providers. The Company anticipates that it will be named as a defendant in additional PONDIMIN and/or REDUX lawsuits in the future.

          Of the 797 lawsuits naming the Company as a defendant, 180 are actions that seek certification of a class, some on a national and others on a statewide basis. Of these 180 lawsuits, 133 are pending in various federal district courts and 47 are pending in various state courts. A number of the actions brought in state courts have been removed to federal courts. Individual plaintiffs have filed the remaining lawsuits: 334 individual lawsuits are pending in various federal district courts and 283 individual lawsuits are pending in various state courts. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal lawsuits alleging injuries from the use of REDUX and/or PONDIMIN to the U.S.

          District Court for the Eastern District of Pennsylvania (MDL 1203), where they will be coordinated for all pretrial purposes before U.S. District Judge Louis C. Bechtle. The state cases are pending in 30 different states, with the bulk of the cases in California, Massachusetts, New Jersey, New York, Oklahoma, Pennsylvania and Texas.

          Plaintiffs' allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of PONDIMIN and/or REDUX, independently or in combination (including the combination of PONDIMIN and phentermine popularly known as "fen/phen"), causes, among other things, primary pulmonary hypertension, valvular heart disease and/or neurological dysfunctions. In addition, some lawsuits allege severe emotional distress caused by the knowledge that ingestion of these drugs, independently or in combination, could cause such injuries. Plaintiffs typically seek relief in the form of monetary damages (including general damages, medical care and monitoring expenses, loss of earnings and earnings capacity, compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research or medical surveillance program.

          The Company is also named as a defendant in two shareholder lawsuits arising out of the REDUX and PONDIMIN withdrawal. Oran, et al. v. Stafford, et al.(No. 97-CV-4513 (NHP), U.S.D.C., D.N.J.)
          (filed Sept. 18, 1997) is a securities fraud putative class action in which plaintiffs allege, on behalf of a class of individuals who purchased shares of the Company's common stock on the open market during the period from March 1, 1997 through September 16, 1997, that the Company (and nine officers and directors named as controlling persons under Section 20(a) of the Securities Exchange Act of 1934) engaged in a plan to defraud the market and purchasers of the Company's common stock in violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5 by failing to disclose material facts or making material misstatements of fact regarding alleged adverse events associated with REDUX and PONDIMIN, in particular the alleged association between those two products and valvular heart disease. Plaintiffs' amended complaint also includes claims for negligent misrepresentation and common law fraud and deceit. Plaintiffs seek compensatory and punitive damages for themselves and for the class. Grill v. Stafford, et al.(No. MRS-L-164-98, N.J. Sup. Ct.,
          Morris Cty.) (filed Jan. 14, 1998) is a shareholder derivative action filed against the Company, the directors (other than Mr. Essner), a former director and officer of the Company, and certain officers which seeks to recover any losses or damages sustained by the Company, as well as profits from the sale of stock by certain present and former officers and directors, as a result of alleged intentional, reckless or negligent breaches of fiduciary duty by the defendants. The complaint contains allegations of material misstatements and omissions regarding alleged adverse events associated with REDUX and PONDIMIN similar to those described above and alleges that the defendants' actions have exposed the Company to liability for personal injury lawsuits and securities claims.

          The Company believes that it has meritorious defenses to these actions and that it has acted properly at all times in dealing with PONDIMIN and REDUX matters. The Company intends to defend all of the REDUX and PONDIMIN related litigation vigorously.

          In an action for patent infringement pending in U.S. District Court (No.92-7403, E.D. Pa.), McNeilab Inc. is seeking approximately $77 million (plus $10 million in interest) in compensatory damages against Scandipharm Inc., which would be entitled to seek indemnification from a subsidiary of the Company, Eurand Microencapsulation, S.A. In this action McNeilab is alleging that pancreatic tablets used to treat cystic fibrosis, which Eurand exclusively supplies to Scandipharm, infringe U.S. patents licensed to McNeilab. Treble damages are also sought for alleged willful infringement.

          On July 7, 1997, the plaintiffs were awarded $44 million in compensatory damages and $1 million in punitive damages in an action which was commenced in U.S. District Court in August 1993
          (University of Colorado et al. v. American Cyanamid, Docket No. 93-K-1657, D.Col.). The plaintiffs had accused American Cyanamid of misappropriating the invention of, and patenting as its own, the formula for the current MATERNA Multi-Vitamins. The complaint also contained allegations of conversion, fraud, misappropriation, wrongful naming of inventor and copyright and patent infringement. The patent whose ownership and inventorship is in dispute was granted to American Cyanamid in 1984. The Court had previously granted American Cyanamid's summary judgment motions dismissing all counts for relief except for unjust enrichment and fraud, which were the issues tried before the court in a three-week bench trial in May 1996. Although the plaintiffs had earlier been granted summary judgment of their copyright infringement claim, the court had declined to award plaintiffs damages on that claim. Plaintiffs' post-trial motions seeking to increase the damages to approximately $111 million allegedly representing American Cyanamid's gross profit for 1982-1985 from the sale of the reformulated MATERNA product and to recover approximately $800,000 of attorneys fees has been denied. The Company has appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit.

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

          Subsequently, numerous other cases, many of which were purported class actions brought on behalf of retail pharmacies and retail drug and grocery chains, were filed in various federal courts against the Company as well as other pharmaceutical manufacturers and wholesalers. These cases make one or more similar allegations of violations of federal or state antitrust or unfair competition laws. In addition, a mail order pharmacy plaintiff alleges that it was forced out of business and certain plaintiffs also allege that the defendants' patents covering brand name prescription drugs give the defendants power to enter into exclusionary arrangements with certain managed care customers and seek compulsory patent licenses. The various class actions were consolidated as a single class action (the "Consolidated Class Action") which alleges violations of Section 1 of the Sherman Act. All of the federal actions have been coordinated and consolidated for pretrial purposes under the caption In re Brand Name Prescription Drugs Antitrust Litigation (MDL 997 N.D. Ill.). These federal actions seek treble damages in unspecified amounts and injunctive and other relief.

          The court in the federal actions approved an amended settlement among certain defendants, including the Company, and the Consolidated Class Action plaintiffs. The settlement provides, among other things, for certain payments to be made by the settling defendants, over a period of three years, to the Consolidated Class Action plaintiffs. The Company's settlement payments (including payments to be made on behalf of American Cyanamid) will total $42.5 million. Certain provisions of the amended settlement, which became effective on January 28, 1998 and will be in effect for three years, prohibit the settling manufacturers from refusing to grant discounts to retailers solely because of their status as retailers and require that retailers be given the opportunity to demonstrate their ability to move market share and to negotiate and earn discounts similar to any discounts offered to managed care organizations. The settlement also provides that it shall not be deemed or construed to be an admission or evidence of any violation of any statute or law or of any liability or wrongdoing by the Company or of the truth of any of the claims or allegations alleged in the Consolidated Class Action. In 1997, the Court of Appeals for the Seventh Circuit reversed a district court ruling that plaintiffs in the multidistrict proceeding could seek damages for purchases that were only indirectly made from manufacturers. However, many indirect purchasers are likely to remain in the cases because the district court allowed the addition of wholesalers as defendants.

          The individual federal actions, including those brought by Rite Aid Corporation, Revco D.S. Inc. and other retail drug and grocery chains, remain pending against the Company. In 1997, similar complaints were filed by the American Drug Stores and Eckerd's Drug Stores chains and they have been consolidated in the multidistrict litigation. In 1997, the class action plaintiffs also filed a complaint against the defendants that settled the Consolidated Class Action, including the Company. The class action plaintiffs allege that the settling defendants conspired to not implement the affirmative obligations in the settlement agreements which were before the Seventh Circuit Court of Appeals and not yet final at that time. The complaint seeks class action status and requests preliminary and permanent injunctions. It does not request money damages. The request for a preliminary injunction was denied.

          In addition to the federal actions, similar litigation on behalf of consumers or retail pharmacies has been brought in various state courts, including purported class actions in Alabama, Arizona, California, Colorado, District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New York, North Carolina, Tennessee, Washington and Wisconsin. These actions are all in various pre-trial stages. Final approval has been granted for a settlement of a purported class action with similar allegations under state antitrust, unfair competition and unitary pricing laws in Wisconsin state court on behalf of retail pharmacies located in that state. The Company's share of that settlement is approximately $440,000. Final approval was received for a settlement of a similar state law case by retailers in Minnesota. The Company's share of the Minnesota settlement with retailers was approximately $99,000. The actions in Colorado, Washington and New York have been dismissed on pre-trial motions. An appeal of the New York action is pending.

          The Federal Trade Commission is investigating allegations of concerted action in the pricing of pharmaceutical products and the Company has provided information in response to a subpoena.

          In an action commenced in state court in Texas in January 1997 by Foxmeyer Health Corporation against McKesson Corp., the Company's Wyeth-Ayerst Laboratories Division and eleven other manufacturers, which was removed to U.S. District Court for the Northern District of Texas and referred to U.S. Bankruptcy Court in Dallas, Texas (Adv. No. 397-3052, U.S.B.C., N.D. Tex.), Foxmeyer is seeking in excess of $400 million in compensatory damages alleged to have risen from an alleged conspiracy to drive Foxmeyer's subsidiary into bankruptcy, ostensibly so that McKesson could then purchase the drug distribution operations of the subsidiary at a discounted price.

          A purported class action commenced in 1997 in state court in Tennessee, Fox v. American Cyanamid Company (No. 19,996, Ch.Ct.Tenn.), alleges violations of state antitrust and consumer protection laws by Cyanamid concerning pricing practices relating to marketing programs for crop protection products. The complaint purports to be on behalf of indirect purchasers of Cyanamid's crop protection products in the states of Tennessee, Alabama, California, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, West Virginia, Wisconsin and the District of Columbia. A purported class action in federal court in Alabama, Lowell v. American Cyanamid Company (No.97-581-BH-M, U.S.D.C., S.D. Ala.) alleges violations of federal antitrust laws involving pricing practices relating to marketing programs for crop protection products. This action was dismissed but the plaintiffs have filed a notice of appeal.

          As discussed in Item I, the Company is a party to, or otherwise involved in, legal proceedings under CERCLA and similar state laws directed at the cleanup of various sites including 61 Superfund sites, including the Cyanamid-owned Bound Brook, N.J. site. The Company's potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and, for others, the final costs of cleanup have not yet been determined. As assessments and cleanups proceed, these liabilities are reviewed periodically and are adjusted as additional information becomes available. Environmental liabilities are inherently unpredictable. The liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties. The 61 Superfund sites exclude sites for which Cytec assumed full liability and agreed to indemnify Cyanamid but include certain sites for which there is shared responsibility between Cyanamid and Cytec. The Company has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

          In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation and other matters described above will not have a material adverse effect on the Company's consolidated financial position but could be material to the results of operations in any one accounting period.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 27, 1998

Each officer is elected to hold office until a successor is chosen or until earlier removal or resignation. None of the executive officers is related to another:

                                                            Elected to
      Name         Age  Offices and Positions                 Office

John R. Stafford   60  Chairman of the Board, President   December 1986
                         and Chief Executive Officer,
                         Chairman of Executive, Finance,
                         Operations and Nominating
                         Committees

  Business
    Experience:        1991 to date, Chairman of the
                         Board, President and Chief
                         Executive Officer (President to
                         May 1990 and from February 1994)

Robert G. Blount    59 Senior Executive Vice President,    October 1995
                         Director, Member of Executive,
                         Finance and Operations
                         Committees

  Business
    Experience:         To October 1995, Executive Vice
                           President
                           October 1995 to date, Senior
                           Executive Vice President

Robert Essner       50  Executive Vice President         September 1997
                           Director, Member of Finance
                           and Operations Committees

  Business
    Experience:         To March 1997, President, Wyeth-
                           Ayerst Laboratories, U.S.
                           Pharmaceutical Business
                           March 1997 to September 1997,
                           President, Wyeth-Ayerst Global
                           Pharmaceuticals
                           September 1997 to date, Executive
                           Vice President

Joseph J. Carr      55  Senior Vice President                  May 1993
                           Member of Finance and Operations
                           Committees

  Business
    Experience:         To May 1993, Group Vice President
                           May 1993 to date, Senior Vice
                           President

                                                             Elected to
      Name            Age  Offices and Positions                Office

Louis L. Hoynes, Jr.  62   Senior Vice President and      November 1990
                             General Counsel
                             Member of Finance and
                             Operations Committees

  Business
    Experience:            1991 to date, Senior Vice
                             President and General
                             Counsel


Robert I. Levy, M.D.  60   Senior Vice President-Science     March 1998
                             and Technology
                             Member of Finance and
                             Operations Committees

  Business
    Experience:            To March 1998, President,
                             Wyeth-Ayerst Research
                             March 1998 to date, Senior Vice
                             President - Science and
                             Technology

William J. Murray      52  Senior Vice President           October 1995
                             Member of Finance and
                             Operations Committees

  Business
    Experience:              To January 1995, Group Vice
                             President, American Cyanamid
                             Company
                             January 1995 to October 1995, Vice
                             President
                             October 1995 to date, Senior Vice
                             President

David M. Olivier        54  Senior Vice President          January 1996
                              Member of Finance and
                              Operations Committees

  Business
    Experience:             To January 1996, President,
                              Wyeth-Ayerst International, Inc.
                              January 1996 to date,
                              Senior Vice President

                                                            Elected to
      Name         Age  Offices and Positions                 Office


John R. Considine   47  Vice President - Finance          February 1992
                          Member of Finance and
                          Operations Committees

  Business
    Experience:         1992 to date, Vice President -
                          Finance

William A. Hawkins   44 Vice President - Medical Device      April 1997
                          and Specialty Pharmaceutical
                          Divisions
                          Member of Finance and
                          Operations Committees

  Business
    Experience:          To January 1995, President & Chief
                           Executive Officer, IVAC
                           Corporation, Eli Lilly and Company
                           January 1995 to October 1995,
                           President & Chief Executive
                           Officer, Guidant Corporation,
                           Devices for Vascular
                           Intervention
                           October 1995 to April 1997,
                           President, Ethicon Endo-Surgery, Inc.,
                           Johnson & Johnson
                           May 1997 to March 1998, President,
                           Sherwood-Davis & Geck
                           April 1997 to date, Vice President
                           - Medical Device and Specialty
                           Pharmaceutical Divisions

Paul J. Jones       52   Vice President and Comptroller        May 1995
                           Member of Finance Committee

  Business
    Experience:          To April 1995, Senior Vice
                           President - Finance and
                           Administration, Wyeth-Ayerst
                           Laboratories Division
                           May 1995 to date, Vice President
                           and Comptroller

                                                              Elected to
      Name         Age  Offices and Positions                   Office

Rene R. Lewin       51  Vice President - Human Resources       May 1994
                          Member of Finance Committee

  Business
    Experience:         To May 1994, Executive Director
                           Human Resources - Worldwide
                           Pharmaceutical Division,
                           Eli Lilly and Company
                           May 1994 to date, Vice President -
                           Human Resources

Thomas M. Nee       58  Vice President - Taxes                 May 1986
                           Member of Finance Committee

  Business
    Experience:         1991 to date, Vice President -
                           Taxes

                                 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

          The New York Stock Exchange is the principal market on which the Company's common stock is traded. Tables showing the high and low sales price for the stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as presented in Market Prices of Common Stock and Dividends on page 38 of the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference.

          There were 63,774 holders of record of the Company's common stock as of March 2, 1998.

          On March 5, 1998, the Company's Board of Directors approved a two-for-one split of the Company's common stock to be effected in the form of a 100% stock dividend. The stock split is subject to stockholder approval of an increase in the number of authorized shares of common stock from 1,200,000,000 to 2,400,000,000 at the Company's annual meeting to be held on April 23, 1998.

ITEM 6.   SELECTED FINANCIAL DATA

          The data with respect to the last five fiscal years, appearing in the Ten-Year Selected Financial Data presented on pages 20 and 21 of the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 39 through 44 of the Company's 1997 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 22 through 36 of the Company's 1997 Annual Report to Shareholders, the Report of Independent Public Accountants on page 37, and Quarterly Financial Data on page 38, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information relating to the Company's directors is incorporated herein by reference to pages 2 through 5 of a definitive proxy statement filed with the Securities and Exchange Commission on March 25, 1998 ("the 1998 Proxy Statement").

     (b) Information relating to the Company's executive officers as of March 27, 1998 is furnished in Part I hereof under a separate unnumbered caption ("Executive Officers of the Registrant as of March 27, 1998").

     (c) Information relating to certain filing obligations of directors and executive officers of the Company under the federal securities laws set forth on page 6 of the 1998 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated by reference herein.

ITEM 11.  EXECUTIVE COMPENSATION

          Information relating to executive compensation is incorporated herein by reference to pages 9 through 14 and pages 16 and 17 of the 1998 Proxy Statement. Information with respect to compensation of directors is incorporated herein by reference to pages 5 and 6 of the 1998 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information relating to security ownership is incorporated herein by reference to pages 7 through 9 of the 1998 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

                                 III-1

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)1.    Financial Statements

          The following Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Public Accountants, included on pages 22 through 37 of the Company's 1997 Annual Report to Shareholders, are incorporated herein by reference.
                                                                  Pages
          Consolidated Balance Sheets as of
          December 31, 1997 and 1996                               22

          Consolidated Statements of Income
          for the years ended December 31,
          1997, 1996 and 1995                                      23

          Consolidated Statements of Retained
          Earnings and Additional Paid-in
          Capital for the years ended
          December 31, 1997, 1996 and 1995                         24

          Consolidated Statements of Cash Flows
          for the years ended December 31, 1997,
          1996 and 1995                                            25

          Notes to Consolidated Financial Statements            26-36

          Report of Independent Public Accountants                 37

 (a)2.    Financial Statement Schedules

          The following consolidated financial information is included in Part IV of this report:
                                                                  Pages
          Report of Independent Public Accountants
          on Supplemental Schedule                                 IV-8

          Schedule II -  Valuation and Qualifying
          Accounts for the years ended December 31, 1997,
          1996 and 1995                                           IV-9

          Schedules other than those listed above are omitted because they are not applicable.

 (a)3.  Exhibits

   Exhibit No.                             Description

   (2.1) Agreement and Plan of Merger, dated August 17, 1994, as amended, among the Company, AC Acquisition Corp. and American Cyanamid Company, filed as Exhibit (I) to the Report on Schedule 13D for Immunex Corporation filed by the Company, dated December 1, 1994 for the event which occurred on November 21, 1994 is hereby incorporated herein by reference.

   (3.1) The Company's Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Company's Form 10/A dated April 30, 1996.

   (3.2)  The Company's By-Laws, as amended to date.

   (4.1) Indenture, dated as of April 10, 1992, between the Company and The Chase Manhattan Bank (successor to Chemical Bank), as Trustee, is incorporated by reference to Company's Exhibit 2 of the Company's Form 8-A dated August 25, 1992 (File Number 1-1225).

   (4.2) Supplemental Indenture, dated October 13, 1992, between the Company and The Chase Manhattan Bank (successor to Chemical Bank), as Trustee, is incorporated by reference to Company's Form 10-Q for the quarter ended September 30, 1992 (File Number 1-1225).

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

   (10.5) Second Amendment to A Credit Agreement, dated as of August 2, 1996, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for the lenders thereunder is incorporated by reference to Exhibit 10.5 of the Company's Form 10-K for the year ended December 31, 1996.

   (10.6) Second Amendment to B Credit Agreement, dated as of August 2, 1996, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for the lenders thereunder is incorporated by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1996.

   (10.7) Third Amendment to A Credit Agreement, dated as of July 31, 1997, among the Company, Sherwood Medical Company, A.H. Robins Company, Incorporated, AC Acquisition Holding Company, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for the lenders thereunder.

   (10.8) Third Amendment to B Credit Agreement, dated as of July 31, 1997, among the Company, Sherwood Medical Company, A.H. Robins Company, Incorporated, AC Acquisition Holding Company, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for the lenders thereunder.

 (a)3.  Exhibits

  Exhibit No.                             Description

  (10.9)* 1978 Stock Option Plan, as amended to date, is incorporated herein by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended December 31, 1990 (File Number 1-1225).

  (10.10)* 1980 Stock Option Plan, as amended is incorporated by reference to
           Exhibit 10.3 of the Company's Form 10-K for the year ended December 31, 1991 (File Number 1-1225).

  (10.11)* Amendment to the 1980 Stock Option Plan is incorporated by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended December 31, 1995.

  (10.12)* 1985 Stock Option Plan, as amended is, incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 1991 (File Number 1-1225).

  (10.13)* Amendment to the 1985 Stock Option Plan is incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 1995.

  (10.14)* Amendment to the 1985 Stock Option Plan is incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1996.

  (10.15)* Management Incentive Plan, as amended to date.

  (10.16)* Supplemental Executive Retirement Plan is incorporated herein by reference to Exhibit (10.6) of the Company's Form 10-K for the year ended December 31, 1990 (File Number 1-1225).

  (10.17)* American Cyanamid Company's Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10K of American Cyanamid Company's Form 10-K for the year ended December 31, 1988 (File 1-
           3426).

  (10.18)* American Cyanamid Company's Supplemental Employees Retirement Plan
           Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10K of American Cyanamid Company's Form 10-K for the year ended December 31, 1989 (File 1-
           3426).


*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

 (a)3.  Exhibits

  Exhibit No.                             Description

  (10.19)* American Cyanamid Company's ERISA Excess Retirement Plan is incorporated by reference to Exhibit 10N of American Cyanamid Company's Form 10-K for the year ended December 31, 1988 (File 1-
           3426).

  (10.20)* American Cyanamid Company's Excess Retirement Plan Trust
           Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10M of American Cyanamid Company's Form 10-K for the year ended December 31, 1989 (File 1-
           3426).

  (10.21)* 1990 Stock Incentive Plan is incorporated herein by reference to
           Exhibit 28 of the Company's Form S-8 Registration Statement File No. 33-41434 under the Securities and Exchange Act of 1933, filed June 28, 1991 (File Number 1-1225).

  (10.22)* Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended December 31, 1995.

  (10.23)* Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the year ended December 31, 1996.

  (10.24)* 1993 Stock Incentive Plan is incorporated herein by reference to
           Exhibit I of the Company's definitive Proxy Statement filed March 17, 1994.

  (10.25)* Amendment to the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 1995.

  (10.26)* Amendment to the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended December 31, 1996.

  (10.27)* 1996 Stock Incentive Plan, as amended to date.

  (10.28)* Form of Stock Option Agreement is incorporated by reference to
           Exhibit 10.27 of the Company's Form 10-K for the year ended December 31, 1996.





*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

 (a)3.  Exhibits

  Exhibit No.                             Description

  (10.29)* Form of Special Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the year ended December 31, 1995.

  (10.30)* Form of the Company's Special Stock Option Agreement (three-year vesting) is incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the year ended December 31, 1995.

  (10.31)* Amendment to Special Stock Option Agreement is incorporated by reference to Exhibit 10.30 of the Company's Form 10-K for the year ended December 31, 1996.

  (10.32)* Form of the Company's Special Stock Option Agreement (transferable options).

  (10.33)* Form of the Company's Restricted Stock Performance Award Agreement under the 1990 Stock Incentive Plan, 1993 Stock Incentive Plan and 1996 Stock Incentive Plan for a three year period is incorporated by reference to Exhibit 10.31 of the Company's Form 10-K for the year ended December 31, 1996.

  (10.34)* Form of the Company's Restricted Stock Performance Award Agreement under the 1990 Stock Incentive Plan, 1993 Stock Incentive Plan and 1996 Stock Incentive Plan for a two year period is incorporated by reference to Exhibit 10.32 of the Company's Form 10-K for the year ended December 31, 1996.

  (10.35)* 1994 Restricted Stock Plan for Non-Employee Directors is incorporated herein by reference to Exhibit II of the Company's definitive Proxy Statement filed March 17, 1994.

  (10.36)* Savings Plan, as amended, is incorporated herein by reference to
           Exhibit 99 of the Company's Form S-8 Registration Statement File No. 33-50149 under the Securities and Exchange Act of 1933, filed September 1, 1993 (File Number 1-1225).

  (10.37)* Retirement Plan for Outside Directors, as amended on January 27,
           1994 is herein incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1993.

  (10.38)* Directors' Deferral Plan is incorporated by reference to Exhibit
           10.37 of the Company's Form 10-K for the year ended December 31, 1996.


*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

 (a)3.  Exhibits

  Exhibit No.                             Description

  (10.39)* Restricted Stock Trust Agreement under the 1993 Stock Incentive
           Plan is incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended December 31, 1995.

  (10.40)* Deferred Compensation Plan is incorporated by reference to Exhibit
           10.1 of the Company's Form 10-Q for the quarter ended September 30, 1997.

  (10.41)* Executive Retirement Plan is incorporated by reference to Exhibit
           10.2 of the Company's Form 10-Q for the quarter ended September 30, 1997.

  (10.42)* Supplemental Employee Savings Plan, as amended to date.

  (10.43)* Form of Severance Agreement entered into between the Company and the executive officers specified therein.

  (12)     Computation of Ratio of Earnings to Fixed Charges.

  (13) 1997 Annual Report to Shareholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

  (21)     Subsidiaries of the Company.

  (23) Consent of Independent Public Accountants relating to their report dated January 27, 1998, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339) and on Form S-8 (File Nos. 2-96127, 33-24068, 33-41434, 33-
           53733, 33-55449, 33-45970, 33-14458, 33-50149, 33-55456 and 333-
           15509) by reference to the Form 10-K of the Company filed for the year ended December 31, 1997.

   (27)    Financial Data Schedule.

   (99) Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

  (b)      Reports on Form 8-K

           None

*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To American Home Products Corporation:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in American Home Products Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 27, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                              ARTHUR ANDERSEN LLP





New York, N.Y.
January 27, 1998

           American Home Products Corporation and Subsidiaries
             Schedule II - Valuation and Qualifying Accounts
           For the Years Ended December 31, 1997, 1996 and 1995
                          (Dollars in thousands)

          Column A         Column B    Column C    Column D    Column E
                           Balance                             Balance
                               at                                 at
                           Beginning   Additions   Deductions  End of
                           of Period                    (A)    Period
Description

Year ended 12/31/97:
Allowance for doubtful
  accounts                  $179,980      $9,974      $21,529   $168,425
Allowance for cash
  discounts                   24,141     226,284      221,695     28,730
Allowance for deferred
  tax assets                 294,840      19,486       14,902    299,424

                            $498,961    $255,744     $258,126   $496,579



Year ended 12/31/96:
Allowance for doubtful
  accounts                  $108,164     $88,273      $16,457   $179,980
Allowance for cash
  discounts                   27,445     235,802      239,106     24,141
Allowance for deferred
  tax assets                 206,644     117,569       29,373    294,840

                            $342,253    $441,644     $284,936   $498,961


Year ended 12/31/95:
Allowance for doubtful
  accounts                   $77,985     $32,186       $2,007   $108,164
Allowance for cash
  discounts                   21,483     240,871      234,909     27,445
Allowance for deferred
  tax assets                 250,976      45,604       89,936    206,644

                            $350,444    $318,661     $326,852   $342,253




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

                      AMERICAN HOME PRODUCTS CORPORATION
                                  (Registrant)


March 27, 1998                         By/S/Robert G. Blount
                                            Robert G. Blount
                                            Senior Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signatures            Title                       Date

Principal Executive Officer:

/S/John R. Stafford            Chairman, President and   March 27 ,1998
   John R. Stafford            Chief Executive Officer

Principal Financial Officer:

/S/Robert G. Blount            Senior Executive Vice     March 27, 1998
   Robert G. Blount            President and Director

Principal Accounting Officer:

/S/Paul J. Jones               Vice President and        March 27, 1998
   Paul J. Jones               Comptroller

Directors:

/S/Clifford L. Alexander, Jr.  Director                  March 27, 1998
   Clifford L. Alexander, Jr.

/S/Frank A. Bennack, Jr.       Director                  March 27, 1998
   Frank A. Bennack, Jr.

/S/Robin Chandler Duke         Director                  March 27, 1998
   Robin Chandler Duke

           Signatures            Title                       Date

/S/Robert Essner                 Director                March 27, 1998
   Robert Essner

/S/John D. Feerick               Director                March 27, 1998
   John D. Feerick

/S/John P. Mascotte              Director                March 27, 1998
   John P. Mascotte

/S/Mary Lake Polan, M.D., Ph.D.  Director                March 27, 1998
   Mary Lake Polan, M.D., Ph.D.

/S/Ivan G. Seidenberg            Director                March 27, 1998
   Ivan G. Seidenberg

/S/John R. Torell III            Director                March 27, 1998
   John R. Torell III

/S/William Wrigley               Director                March 27, 1998
   William Wrigley

                              INDEX TO EXHIBITS


   Exhibit No.                             Description

   (3.2)    The Company's By-Laws, as amended to date.

   (10.7) Third Amendment to A Credit Agreement, dated as of July 31, 1997, among the Company, Sherwood Medical Company, A.H. Robins Company, Incorporated, AC Acquisition Holding Company, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for the lenders thereunder.

   (10.8) Third Amendment to B Credit Agreement, dated as of July 31, 1997, among the Company, Sherwood Medical Company, A.H. Robins Company, Incorporated, AC Acquisition Holding Company, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for the lenders thereunder.

   (10.15)* Management Incentive Plan, as amended to date.

   (10.27)* 1996 Stock Incentive Plan, as amended to date.

   (10.32)* Form of Company's Special Stock Option Agreement (transferable options).

   (10.42)* Supplemental Employee Savings Plan, as amended to date.

   (10.43)* Form of Severance Agreement entered into between the Company and the executive officers specified therein.

   (12)     Computation of Ratio of Earnings to Fixed Charges.

   (13) 1997 Annual Report to Shareholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

   (21)     Subsidiaries of the Company.

   (23) Consent of Independent Public Accountants relating to their report dated January 27, 1998, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339) and on Form S-8 (File Nos. 2-96127, 33-24068, 33-41434,
            33-53733, 33-55449, 33-45970, 33-14458, 33-50149, 33-55456 and
            333-15509) by reference to the Form 10-K of the Company filed for the year ended December 31, 1997.

   (27)     Financial Data Schedule.

   (99) Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

*Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.