Form 10-Q
period 1998-03-31
AMERICAN HOME PRODUCTS CORP
filed 1998-05-13
CIK 5187

=====================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998   Commission file number 1-1225


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

                                                                Yes  X    No



The number of shares of Common Stock outstanding as of the close of business on April 30, 1998:
                                                            Number of
            Class                                     Shares Outstanding
  Common Stock, $0.33-1/3 par value                      1,312,609,055


======================================================================

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                 Page No.

Part I - Financial Information                                     2

     Item 1. Financial Statements:

          Consolidated Condensed Balance Sheets -
             March 31, 1998 and December 31, 1997                  3

          Consolidated Condensed Statements of Income -
             Three Months Ended March 31, 1998 and 1997            4

          Consolidated Condensed Statements of Changes
             in Stockholders' Equity - Three Months
             Ended March 31, 1998 and 1997                         5

          Consolidated Condensed Statements of Cash Flows -
             Three Months Ended March 31, 1998 and 1997            6

          Notes to Consolidated Condensed Financial Statements    7-8

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations        9-14

Part II - Other Information                                        15

     Item 1. Legal Proceedings                                     15

     Item 6. Exhibits and Reports on Form 8-K                    15-16


Signature                                                          17

Exhibit Index                                                     EX-1

                       Part I - Financial Information

AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997, the results of its operations, its cash flows and the changes in stockholders' equity for the three months ended
March 31, 1998 and 1997. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

              AMERCAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In Thousands Except Per Share Amounts)

                                                  March 31, December 31,
                                                   1998       1997
ASSETS
Cash and cash equivalents...................    $1,458,063  $1,051,372
Marketable securities.......................        97,314      48,363
Accounts receivable less allowances.........     3,149,239   2,843,099
Inventories:
  Finished goods............................       759,347   1,042,065
  Work in progress..........................       706,588     657,033
  Materials and supplies....................       699,054     713,308
                                                 2,164,989   2,412,406
Other current assets including deferred taxes      986,665   1,006,086
  Total Current Assets                           7,856,270   7,361,326
Property, plant and equipment...............     6,090,859   6,722,049
  Less accumulated depreciation.............     2,087,866   2,425,143
                                                 4,002,993   4,296,906
Goodwill and other intangibles, net of
   accumulated amortization.................     7,929,070   8,338,695
Other assets including deferred taxes.......       801,375     828,184
   Total Assets.............................   $20,589,708 $20,825,111

LIABILITIES
Loans payable...............................      $141,337     $89,041
Trade accounts payable......................       644,989     794,291
Accrued expenses............................     3,062,189   3,019,805
Accrued federal and foreign taxes...........       816,515     423,881
   Total Current Liabilities................     4,665,030   4,327,018
Long-term debt..............................     3,662,145   5,031,861
Other noncurrent liabilities................     2,187,821   2,248,282
Postretirement benefit obligations other
   than pensions............................       842,500     833,916
Minority interests..........................       220,484     208,782

STOCKHOLDERS' EQUITY
$2 convertible preferred stock, par value
   $2.50 per share..........................            70          72
Common stock, par value $0.33-1/3 per share.       218,666     216,792
Additional paid-in capital..................     2,762,792   2,530,696
Retained earnings...........................     6,384,396   5,707,798
Accumulated other comprehensive loss........      (354,196)   (280,106)
   Total Stockholders' Equity...............     9,011,728   8,175,252
   Total Liabilities and Stockholders'
      Equity................................   $20,589,708 $20,825,111

The accompanying notes are an integral part of these consolidated condensed balance sheets.


              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)

                                                      Three Months
                                                     Ended March 31,
                                                 1998          1997
Net Sales ................................... $3,666,395   $3,603,019

Cost of goods sold ..........................  1,004,430    1,031,938
Selling, general and
  administrative expenses ...................  1,355,318    1,345,259
Research and development expenses ...........    386,958      372,045
Interest expense, net .......................     72,111       97,047
Other income, net ...........................    (61,158)     (45,449)
Gain on sale of business ....................   (592,084)           -

Income before federal and foreign taxes .....  1,500,820      802,179
Provision for taxes .........................    518,610      225,502

Net Income ..................................   $982,210     $576,677

Basic Earnings per Share (Note 1)............      $0.75        $0.45

Diluted Earnings per Share (Note 1)..........      $0.74        $0.44

Dividends per share of common stock (Note 1).     $0.215       $0.205


The accompanying notes are an integral part of these consolidated condensed statements.


              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In Thousands)


Three Months Ended March 31,1998:

                                                  Accumulated
               $2              Addition-          Other        Total
           Convertible         al                 Comprehen-   Stock-
           Preferred   Common  Paid-in   Retained sive         holders'
           Stock       Stock   Capital   Earnings Loss         Equity
Balance at
  January
  1, 1998     $72  $216,792 $2,530,696 $5,707,798 ($280,106)$8,175,252

Net income                                982,210              982,210
Currency
 translation
 adjustments                                        (72,953)   (72,953)
Unrealized
 loss on
 marketable
 securities                                          (1,137)    (1,137)
 Comprehensive
   income                                                      908,120

Cash dividends
 declared                                (281,227)            (281,227)
Treasury stock
 acquired               (80)    (1,904)   (19,416)             (21,400)
Common stock
 issued               1,911    223,391                         225,302
Conversion of
 preferred
 stock and
 other
 exchanges      (2)      43     10,609     (4,969)               5,681
Balance at
 March 31,
 1998          $70 $218,666 $2,762,792 $6,384,396 ($354,196)$9,011,728


Three Months Ended March 31,1997:

                                                  Accumulated
               $2              Addition-          Other        Total
           Convertible         al                 Comprehen-   Stock-
           Preferred   Common  Paid-in   Retained sive         holders'
           Stock       Stock   Capital   Earnings Loss         Equity
Balance at
  January
  1, 1997     $79  $213,328 $2,034,337 $4,750,621 ($36,273)  $6,962,092

Net income                                576,677               576,677
Currency
 translation
 adjustments                                      (131,450)    (131,450)
Unrealized
 loss on
 marketable
 securities                                         (1,421)      (1,421)
 Comprehensive
   income                                                       443,806

Cash dividends
 declared                                (263,687)             (263,687)
Treasury stock
 acquired               (15)      (269)    (2,384)               (2,668)
Common stock
 issued               1,053    106,914                          107,967
Conversion of
 preferred
 stock and
 other
 exchanges     (2)       57      8,405                            8,460
Balance at
 March 31,
 1997         $77  $214,423 $2,149,387 $5,061,227($169,144)  $7,255,970


The accompany notes are an integral part of these consolidated condensed statements.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                                      Three Months
                                                     Ended March 31,
                                                     1998      1997
Operating Activities
Net income ......................................  $982,210   $576,677
Adjustments to reconcile net income to net
cash provided from operating activities:
  Gain on sale of business......................   (592,084)         -
  Gains on sales of other assets................    (76,845)   (19,002)
  Depreciation and amortization.................    176,928    177,777
  Deferred income taxes.........................      7,175   (196,678)
  Changes in working capital, net...............   (211,019)  (442,566)
  Other items, net .............................    (12,528)    16,695
Net cash provided from operating activities.....    273,837    112,903

Investing Activities
Purchases of property, plant and equipment......   (182,923)  (156,681)
Purchase of business, net of cash acquired......          -   (460,000)
Proceeds from sale of business..................  1,770,000          -
Proceeds from sales of other assets.............     89,888     74,979
Net(purchases)/sales of marketable securities...    (49,808)   216,322
Net cash provided from/(used for) investing
  activities ...................................  1,627,157   (325,380)

Financing Activities
Net (repayments of)/proceeds from debt.......... (1,315,779)    75,938
Dividends paid .................................   (281,227)  (263,687)
Exercise of stock options ......................    225,302    107,967
Purchases of treasury stock ....................    (21,400)    (2,668)
Termination of interest rate swap agreements....    (96,655)         -
Net cash used for financing activities.......... (1,489,759)   (82,450)
Effects of exchange rates on cash balances .....     (4,544)    (2,746)
Increase/(decrease) in cash and
  cash equivalents..............................    406,691   (297,673)
Cash and cash equivalents, beginning of period..  1,051,372  1,322,297
Cash and cash equivalents, end of period........ $1,458,063 $1,024,624

The accompanying notes are an integral part of these consolidated condensed statements.

Supplemental Information

Interest payments excluding termination of
  interest rate swap agreements                    $149,136   $132,664
Income tax payments, net of refunds                 131,985    375,939


            AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.   Capital Stock

          At the Company's April 23, 1998 Annual Meeting of Stockholders, an increase in the number of authorized shares of common stock from 1,200,000,000 to 2,400,000,000 was approved enabling the Company to complete a two-for-one stock split effected in the form of a 100% stock dividend which was declared by the Company's Board of Directors in March 1998. The record date for stockholders entitled to receive the additional shares was the close of business on April 24, 1998. The par value of the common stock was maintained at the pre-split amount of $0.33-1/3 per share. All references to common shares outstanding and per share amounts in these consolidated condensed financial statements, notes to consolidated condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations have been adjusted to reflect the two-for-one stock split.

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

Note 3.   Sale of Sherwood-Davis & Geck Medical Devices Business

          On February 27, 1998, the Company sold the Sherwood-Davis & Geck medical devices business to a subsidiary of Tyco International Ltd. for approximately $1.77 billion, resulting in a pre-tax gain of $592,084,000. The proceeds were used primarily to reduce outstanding commercial paper. Net income and basic earnings per share for the 1998 first quarter included an after-tax gain on the sale of $330,782,000 and $0.25.

            AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 4.   Accumulated Other Comprehensive Loss

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 - "Reporting Comprehensive Income". SFAS No. 130 increases financial reporting disclosures and has no impact on the Company's financial position or results of operations. Certain reclassifications have been made to the March 31,1997 consolidated condensed financial statements to conform with the financial reporting requirements of SFAS No. 130.

          Accumulated other comprehensive loss is comprised substantially of currency translation adjustments.

Note 5.   Earnings per Share

          The following table sets forth the computations of Basic Earnings per Share and Diluted Earnings per Share:

                                                       Three Months
                                                       Ended March 31,
           (In thousands except per share amounts)   1998        1997
           Net income less preferred dividends     $982,196    $576,662
           Denominator:
            Average number of common shares
              outstanding                         1,308,997   1,284,612
           Basic Earnings per Share                   $0.75       $0.45
           Denominator:
            Average number of common shares
              outstanding                         1,308,997   1,284,612
            Common share equivalents of
              outstanding stock options and
              deferred contingent common
              stock awards                           22,734      17,712
           Total shares                           1,331,731   1,302,324
           Diluted Earnings per Share                 $0.74       $0.44


             Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                        Three Months Ended March 31, 1998

Results of Operations

Management's discussion and analysis of results of operations for the 1998 first quarter has been presented on an as-reported basis except for sales variation explanations which are presented on an as-reported and pro forma basis. The pro forma sales results reflect businesses divested and acquired in 1998 and 1997 assuming the transactions occurred as of January 1, 1997. This activity includes the divestitures of the Sherwood-Davis & Geck (effective February 27,
1998) and Storz Instrument Company (effective December 31, 1997) medical devices businesses, and the acquisition of the worldwide animal health business of Solvay S.A. (effective February 28, 1997).

On an as-reported basis, worldwide net sales for the 1998 first quarter were 2% higher compared with prior year levels. On a pro forma basis, worldwide net sales increased 4% for the 1998 first quarter. The increase in pro forma worldwide net sales for the 1998 first quarter was due primarily to higher domestic sales of pharmaceuticals and agricultural products offset, in part, by unfavorable foreign exchange of 3%.

The following table sets forth worldwide net sales results by major product category and industry segment together with the percentage changes in "As-Reported" and "Pro Forma" worldwide net sales from the comparable period in the prior year:

                                 Three Months    As-Reported  Pro Forma
($ in Millions)                 Ended March 31,  % Increase  % Increase
Net Sales to Customers          1998      1997   (Decrease)  (Decrease)
Health Care Products:
  Pharmaceuticals            $2,263.2  $2,098.5      8%           4%
  Consumer Health Care          500.6     495.5      1%           1%
  Medical Devices               192.0     323.3    (41)%          -

Total Health Care Products    2,955.8   2,917.3      1%           4%

Agricultural Products           710.6     685.7      4%           4%

Consolidated Net Sales       $3,666.4  $3,603.0      2%           4%


             Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                        Three Months Ended March 31, 1998

The following sales variation explanations are presented on an as-reported and pro forma basis:

     On an as-reported basis, worldwide pharmaceutical sales increased 8% for the 1998 first quarter. On a pro forma basis, worldwide pharmaceutical sales increased 4% for the 1998 first quarter due primarily to higher sales of PREMARIN products, oral contraceptives and CORDARONE offset, in part, by the voluntary market withdrawal of the Company's antiobesity products in the 1997 third quarter, lower sales of ORUVAIL, LODINE products, ZIAC, NAPRELAN and other pharmaceuticals, and unfavorable foreign exchange of 4%. On an as-reported basis, U.S. pharmaceutical sales increased 12% for the 1998 first quarter. On a pro forma basis, U.S. pharmaceutical sales increased 11% for the 1998 first quarter. The increase in pro forma U.S. pharmaceutical sales for the 1998 first quarter consisted of unit volume growth of 8% and price increases of 3%. On an as-reported basis, international pharmaceutical sales increased 1% for the 1998 first quarter. On a pro forma basis, international pharmaceutical sales decreased 5% for the 1998 first quarter. The decrease in pro forma international pharmaceutical sales for the 1998 first quarter consisted of unit volume growth of 3% and price increases of 1%, which were more than offset by unfavorable foreign exchange of 9%.

     On an as-reported and pro forma basis, worldwide consumer health care sales increased 1% for the 1998 first quarter. Worldwide consumer health care results for the 1998 first quarter reflect higher sales of CENTRUM products and CALTRATE offset, in part, by the effect of the disposal of several non-core products in 1997, lower sales of AXID AR and unfavorable foreign exchange of 2%. On an as-reported and pro forma basis, U.S. consumer health care sales increased 1% for the 1998 first quarter. The increase in U.S. consumer health care sales for the 1998 first quarter consisted of unit volume declines of 1%, which were more than offset by price increases of 2%. On an as-reported and pro forma basis, international consumer health care sales increased 2% for the 1998 first quarter. The increase in international consumer health care sales for the 1998 first quarter consisted of unit volume growth of 6% and price increases of 3%, which were offset, in part, by unfavorable foreign exchange of 7%.

     On February 27, 1998, the Company sold the Sherwood-Davis & Geck medical devices business resulting in a pre-tax gain of $592.1 million ($330.8 million after-tax). This transaction completed the Company's exit from the medical devices business. On an as reported basis, worldwide medical devices sales decreased 41% for the 1998 first quarter due primarily to the Sherwood-Davis & Geck divestiture as well as the sale of Storz Instrument Company effective December 31, 1997.

     On an as-reported and pro forma basis, worldwide agricultural products sales increased 4% for the 1998 first quarter due to higher sales of RAPTOR

             Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                        Three Months Ended March 31, 1998

     (a soybean herbicide which was introduced in the 1997 second quarter and is replacing PURSUIT and SCEPTER herbicides in certain geographies), LIGHTNING (a corn herbicide which was introduced in the 1997 second quarter) and COUNTER insecticide. Offsetting the sales increase, in part, were lower sales of CARAMBA fungicide and unfavorable foreign exchange of 3% . On an as-reported and pro forma basis, U.S. agricultural products sales increased 5% for the 1998 first quarter. The increase in U.S. agricultural products sales for the 1998 first quarter consisted of unit volume growth of 6%, which was offset, in part, by price decreases of 1%. Due to the seasonality of the U.S. agricultural products business, which is concentrated primarily in the first six months of the year, U.S. agricultural products sales and results of operations for the 1998 first quarter are not indicative of the results to be expected in subsequent fiscal quarters or for the full year. On an as-reported and pro forma basis, international agricultural products sales increased 2% for the 1998 first quarter. The increase in international agricultural products sales for the 1998 first quarter consisted of unit volume growth of 11%, which was offset, in part, by price decreases of 3% and unfavorable foreign exchange of 6%.

Cost of goods sold, as a percentage of net sales, decreased to 27.4% for the 1998 first quarter versus 28.6% for the 1997 first quarter due primarily to an overall product mix improvement as increased sales of higher margin pharmaceuticals and agricultural products replaced the loss of lower margin medical devices sales resulting from the divestitures of the Sherwood-Davis & Geck and Storz Instrument Company medical devices businesses.

Selling, general and administrative expenses, as a percentage of net sales, decreased to 37.0% for the 1998 first quarter versus 37.3% for the 1997 first quarter. Higher marketing and selling expenses related to recent pharmaceutical product introductions and other pharmaceutical promotional efforts were offset by lower marketing expenses for consumer healthcare products and lower selling, general and administrative expenses resulting from the divestitures of the Sherwood-Davis & Geck and Storz Instrument Company medical devices businesses.

Research and development expenses increased 4.0% for the 1998 first quarter due primarily to higher pharmaceutical research and development expenditures, particularly in the biopharmaceutical area, offset, in part, by lower research and development expenses resulting from the divestitures of the Sherwood-Davis & Geck and Storz Instrument Company medical devices businesses.

Interest expense, net decreased in the 1998 first quarter due primarily to the reduction in long-term debt during 1998 as the proceeds from the sale of the Sherwood-Davis & Geck medical devices business were used primarily to reduce outstanding commercial paper. Average long-term debt outstanding during the 1998 and 1997 first quarter was $4,347.0 million and $6,058.4 million, respectively.

             Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                        Three Months Ended March 31, 1998


Other income, net for both the 1998 and 1997 first quarter includes gains on the sales of non-strategic assets, including certain generic and non-core product rights offset, in part, by foreign exchange losses.

The following table sets forth income before taxes by industry segment:

                             Three Months
($ in Millions)             Ended March 31,
Income before Taxes         1998        1997
Health Care Products       $845.3      $770.5
Agricultural Products       190.3       171.4
Corporate                   465.2 (1)  (139.7)

Consolidated Income
  before Taxes           $1,500.8      $802.2


(1) 1998 includes a gain on the sale of Sherwood-Davis & Geck medical devices business of $592.1 million.

The effective tax rate increased to 34.6% for the 1998 first quarter versus 28.1% for the 1997 first quarter due primarily to the tax impact of the gain on the sale of the Sherwood-Davis & Geck medical devices business in 1998. The tax impact related to the gain on the sale of the Sherwood-Davis & Geck medical devices business was due primarily to goodwill basis differences for tax and financial reporting purposes.

Net income, basic earnings per share and diluted earnings per share for the 1998 first quarter increased 13%, 11% and 11% to $651.4 million, $0.50 and $0.49, respectively, compared to 1997 first quarter results, excluding the after-tax gain on the sale of the Sherwood-Davis & Geck medical devices business of $330.8 million, $0.25 and $0.25, respectively. The increases in net income, basic earnings per share and diluted earnings per share for the 1998 first quarter, excluding the gain on the sale, were greater than the increase in net sales due primarily to increased sales of higher margin pharmaceutical and agricultural products and lower interest expense. Including the gain on sale, net income, basic earnings per share and diluted earnings per share for the 1998 first quarter increased 70%, 67% and 68% to $982.2 million, $0.75 and $0.74, respectively, compared to 1997 first quarter results.

During the 1998 first quarter, the Company initiated a review of its worldwide manufacturing and distribution systems for all of its product lines. The results of this study will be announced later this year at which time it is expected that a restructuring charge, which will offset a portion of the gain on the sale of the Sherwood-Davis & Geck medical devices business, will be required.

             Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                        Three Months Ended March 31, 1998



Competition

The Company operates in the highly competitive healthcare and agrochemical industries. The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its sales or results of operations. However, PREMARIN, one of the Company's conjugated estrogens products, manufactured from pregnant mare's urine, is the market leader in its category and does contribute significantly to sales and results of operations. PREMARIN's principal uses are to treat the symptoms of menopause and osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and some of these products have also obtained marketing approval for the treatment of osteoporosis. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis.
Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN under many state laws and third party insurance payer plans.
In May 1997, the U.S. Food and Drug Administration (FDA) announced it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. No generic equivalents to PREMARIN have been approved by the FDA to date. PREMARIN will continue to be subject to competition from competing estrogen and other products for its approved indications, and may be subject to some form of generic competition from either natural or synthetic generic conjugated estrogens products in the future.


Liquidity, Financial Condition and Capital Resources

Cash and cash equivalents increased $406.7 million in the 1998 first quarter to $1,458.1 million. Proceeds from sales of businesses and other assets of $1,859.9 million, cash flows from operating activities of $273.8 million and proceeds from the exercise of stock options of $225.3 million were used principally for long-term debt reduction of $1,315.8 million, dividend payments of $281.2 million and capital expenditures of $182.9 million. Due to the seasonality of the U.S. agricultural products business, a significant portion of the annual U.S. agricultural products sales are recorded in the first six months of the year; however, a significant amount of the related accounts receivable are not collected until the third quarter. As a result, cash flows from operating activities for the first quarter of 1998 are not indicative of the results to be expected in subsequent fiscal quarters or for the full year. Capital expenditures included strategic investments in manufacturing and distribution facilities worldwide and expansion of the Company's research and development facilities.

             Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                        Three Months Ended March 31, 1998


At March 31, 1998, the fair value of the Company's long-term debt, including the current portion, was $3,951.9 million. If interest rates were to increase or decrease by one percentage point, the fair value of the long-term debt would decrease or increase by approximately $118.1 million.

Proceeds from the sale of the Sherwood-Davis & Geck medical devices business were used to reduce long-term debt and terminate the Company's $2.3 billion of interest rate swap agreements. The cost to unwind the interest rate swap agreements was charged against the gain on sale.

At March 31, 1998, the fair value of the $587.3 million notional amount of foreign exchange forward contracts was a net receivable of $5.6 million. As foreign exchange rates change from period to period, the fluctuations in the fair value of the foreign exchange forward contracts are offset by fluctuations in the fair value of the underlying hedged transactions. If the value of the U.S. dollar were to increase or decrease by 10% in relation to all foreign currencies, the net receivable would increase or decrease by approximately $53.0 million.

Effective April 1, 1998, the Company reduced its $5 billion of revolving credit facilities to $2 billion by terminating the $2.5 billion, 364-day credit facility in its entirety and reducing the $2.5 billion, five-year credit facility to $2.0 billion. The remaining $2.0 billion, five-year credit facility supports the Company's commercial paper program and has a maturity date of July 31, 2002. At March 31, 1998, there were no borrowings outstanding under the credit facilities.

Cautionary Statements for Forward Looking Information

Management's discussion and analysis set forth above contains certain forward looking statements, including, among other things, statements regarding the Company's financial position, results of operations and potential competition. These forward looking statements are based on current expectations. Certain factors which could cause the Company's actual results to differ materially from expected and historical results have been identified by the Company in its other periodic reports filed with the Securities and Exchange
Commission including the Company's 1997 Annual Report on Form 10-K and
Exhibit 99 to such report, which exhibit is hereby incorporated by reference.

                        Part II - Other Information

Item 1.   Legal Proceedings

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

          In the brand name prescription drugs antitrust litigation, the Company and other defendants have entered into settlement agreements, which are subject to court approval in each state, to resolve the indirect purchaser cases in Arizona, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee and Wisconsin. The Company's payments under these settlements amounted to $5,421,000. While the Company believes that it had no liability in these cases, the settlements were made to resolve expensive and burdensome complex litigation. The settlements state that they shall not be deemed to be an admission or evidence of any wrongdoing by the Company or the truth of any of the claims alleged.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit No.  Description

               (3.1) The Company's Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Company's Form 10/A dated May 4, 1998.

               (3.2) The Company's By-Laws are incorporated herein by reference to Exhibit 3.2 of the Company's Form 10/A dated May 4, 1998.

              (10.1) Letter dated, March 26, 1998, terminating the $2,500,000,000 A Credit Agreement and amending the $2,500,000,000 B Credit Agreement, each among American Home Products Corporation, AC Acquisition Holding Company, A.H. Robins, Incorporated, the lender parties thereto and The Chase Manhattan Bank, as Agent, each dated as of September 9, 1994 and as amended.

              (27.1)        Financial Data Schedule - Period Ended March 31,
                            1998.

              (27.2) Restated Financial Data Schedule - Period Ended March 31, 1997.

              (b) Reports on Form 8-K

                  None.

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

                      AMERICAN HOME PRODUCTS CORPORATION
                                  (Registrant)


                          By /s/ Paul J. Jones
                                 Paul J. Jones
                         Vice President and Comptroller
                           (Duly Authorized Signatory
                         and Chief Accounting Officer)



Date: May 13, 1998

                               Exhibit Index


Exhibit No.    Description

   (10.1)      Letter dated, March 26, 1998, terminating the $2,500,000,000
               A Credit Agreement and amending the $2,500,000,000 B Credit Agreement, each among American Home Products Corporation, AC Acquisition Holding Company, A.H. Robins, Incorporated, the lender parties thereto and The Chase Manhattan Bank, as Agent, each dated as of September 9, 1994 and as amended.

   (27.1)      Financial Data Schedule - Period Ended March 31, 1998.

   (27.2)      Restated Financial Data Schedule - Period Ended March 31, 1997.


                                 EX-1