Form 10-Q
period 1998-06-30
AMERICAN HOME PRODUCTS CORP
filed 1998-08-13
CIK 5187

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

For the quarterly period ended June 30, 1998    Commission file number 1-1225

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

                                                YES  X   N


The number of shares of Common Stock outstanding as of the close of business on July 31, 1998:

                                                            NUMBER OF
                CLASS                                   SHARES OUTSTANDING
     Common Stock, $0.33-1/3 par value                    1,315,814,574


======================================================================

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                       PAGE NO.


Part I - Financial Information                                            2

     Item 1.    Financial Statements:

        Consolidated Condensed Balance Sheets -
           June 30, 1998 and December 31, 1997                            3

        Consolidated Condensed Statements of Income -
           Three and Six Months Ended June 30, 1998 and 1997              4

        Consolidated Condensed Statements of Changes in Stockholders'
           Equity - Six Months Ended June 30, 1998 and 1997               5

        Consolidated Condensed Statements of Cash Flows -
           Six Months Ended June 30, 1998 and 1997                        6

        Notes to Consolidated Condensed Financial Statements             7-9

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations           10-16

Part II - Other Information                                              17

     Item 1.    Legal Proceedings                                       17-20

     Item 4.    Submission of Matters to a Vote of Security-Holders      20

     Item 6.    Exhibits and Reports on Form 8-K                         21

Signature                                                                22

Exhibit Index                                                           EX-1

                       PART I - FINANCIAL INFORMATION


AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by American Home Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997, the results of its operations for the three months and six months ended June 30, 1998 and 1997, and its cash flows and changes in stockholders' equity for the six months ended June 30, 1998 and 1997. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.


                  AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                               JUNE 30,           DECEMBER 31,
                                                                 1998                 1997
ASSETS
Cash and cash equivalents .................................   $1,433,838           $1,051,372
Marketable securities .....................................       92,406               48,363
Accounts receivable less allowances .......................    3,335,576            2,843,099

Inventories:
     Finished goods .......................................      801,384            1,042,065
     Work in progress .....................................      718,271              657,033
     Materials and supplies ...............................      633,647              713,308
                                                               2,153,302            2,412,406
Other current assets including deferred taxes .............      993,991            1,006,086
     TOTAL CURRENT ASSETS .................................    8,009,113            7,361,326
Property, plant and equipment .............................    6,246,445            6,722,049
     Less accumulated depreciation ........................    2,165,475            2,425,143
                                                               4,080,970            4,296,906
Goodwill and other intangibles, net of accumulated
     amortization .........................................    7,852,864            8,338,695
Other assets including deferred taxes .....................      819,243              828,184
     TOTAL ASSETS .........................................  $20,762,190          $20,825,111

LIABILITIES
Loans payable .............................................     $123,574              $89,041
Trade accounts payable ....................................      625,227              794,291
Accrued expenses ..........................................    3,018,162            3,019,805
Accrued federal and foreign taxes .........................      634,714              423,881
     TOTAL CURRENT LIABILITIES ............................    4,401,677            4,327,018
Long-term debt ............................................    3,844,526            5,031,861
Other noncurrent liabilities ..............................    2,171,800            2,248,282
Postretirement benefit obligations other than pensions.....      850,433              833,916
Minority interests ........................................      217,844              208,782
STOCKHOLDERS' EQUITY
$2 convertible preferred stock, par value $2.50 per share..           68                   72
Common stock, par value $0.33-1/3 per share ...............      438,279              435,298
Additional paid-in capital ................................    2,847,615            2,530,696
Retained earnings  ........................................    6,362,648            5,489,292
Accumulated other comprehensive loss ......................     (372,700)            (280,106)
     TOTAL STOCKHOLDERS' EQUITY ...........................    9,275,910            8,175,252
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........  $20,762,190          $20,825,111

<F1>

The accompanying notes are an integral part of these consolidated condensed balance sheets.



              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                      THREE MONTHS                         SIX MONTHS
                                                                      ENDED JUNE 30,                     ENDED JUNE 30,
                                                                    1998        1997                   1998           1997
NET SALES ..................................................  $3,341,960     $3,499,758           $7,008,355        $7,102,777

Cost of goods sold .........................................     920,241      1,059,002            1,924,671         2,090,940
Selling, general and administrative expenses ...............   1,236,958      1,321,293            2,592,276         2,666,552
Research and development expenses ..........................     408,447        379,763              795,405           751,808
Interest expense, net ......................................      50,153        104,462              122,264           201,509
Other income, net ..........................................      (1,522)        (4,382)             (62,680)          (49,831)
Gain on sale of business ...................................           -              -             (592,084)                -

Income before federal and foreign taxes ....................     727,683        639,620            2,228,503         1,441,799
Provision for taxes ........................................     204,172        180,528              722,782           406,030

NET INCOME .................................................    $523,511       $459,092           $1,505,721        $1,035,769

BASIC EARNINGS PER SHARE ...................................       $0.40          $0.36                $1.15             $0.80

DILUTED EARNINGS PER SHARE .................................       $0.39          $0.35                $1.13             $0.79

Dividends per share of common stock ........................      $0.215         $0.205                $0.43             $0.41

<F1>

The accompanying notes are an integral part of these consolidated condensed statements.

                                        -4-



                 AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

SIX MONTHS ENDED JUNE 30, 1998:
                                                                                                 ACCUMULATED
                                      $2 CONVERTIBLE                ADDITIONAL                      OTHER              TOTAL
                                        PREFERRED        COMMON      PAID-IN        RETAINED    COMPREHENSIVE      STOCKHOLDERS'
                                          STOCK          STOCK       CAPITAL        EARNINGS         LOSS              EQUITY
Balance at January 1, 1998                   $72         $216,792   $2,530,696     $5,707,798     ($280,106)       $8,175,252
Two-for-one stock split                                   218,506                    (218,506)
Restated balance at January 1, 1998           72          435,298    2,530,696      5,489,292      (280,106)        8,175,252

Net income                                                                          1,505,721                       1,505,721
Currency translation adjustments                                                                    (90,377)          (90,377)
Unrealized loss on marketable
     securities                                                                                      (2,217)           (2,217)
     Comprehensive income                                                                                           1,413,127

Cash dividends declared                                                              (563,742)                       (563,742)
Treasury stock acquired                                      (376)      (5,262)       (60,229)                        (65,867)
Common stock issued                                         2,934      301,782                                        304,716
Conversion of preferred stock
     and other exchanges                      (4)             423       20,399         (8,394)                         12,424

Balance at June 30, 1998                     $68         $438,279   $2,847,615     $6,362,648     ($372,700)       $9,275,910

SIX MONTHS ENDED JUNE 30, 1997:
                                                                                                 ACCUMULATED
                                       $2 CONVERTIBLE                  ADDITIONAL                    OTHER           TOTAL
                                          PREFERRED        COMMON      PAID-IN      RETAINED    COMPREHENSIVE   STOCKHOLDERS'
                                            STOCK          STOCK       CAPITAL      EARNINGS         LOSS           EQUITY

Balance at January 1, 1997                   $79         $213,328   $2,034,337     $4,750,621      ($36,273)       $6,962,092
Two-for-one stock split                                   218,506                    (218,506)
Restated balance at January 1, 1997           79          431,834    2,034,337      4,532,115       (36,273)        6,962,092

Net income                                                                          1,035,769                       1,035,769
Currency translation adjustments                                                                    151,872)         (151,872)
Unrealized loss on marketable
     securities                                                                                      (2,424)           (2,424)
     Comprehensive income                                                                                             881,473

Cash dividends declared                                                              (528,898)                       (528,898)
Treasury stock acquired                                       (34)        (682)        (6,344)                         (7,060)
Common stock issued                                         2,478      257,137                                        259,615
Conversion of preferred stock
     and other exchanges                      (3)              55       15,360                       15,412

Balance at June 30, 1997                     $76         $434,333   $2,306,152     $5,032,642     ($190,569)       $7,582,634

<F1>

  The accompany notes are an integral part of these consolidated condensed statements.




              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                             1998                    1997
OPERATING ACTIVITIES
Net income ........................................................     $1,505,721              $1,035,769
Adjustments to reconcile net income to net cash provided
from operating activities:
   Gain on sale of business .......................................       (592,084)                      -
   Gains on sales of other assets .................................        (76,554)               (100,940)
   Depreciation and amortization ..................................        344,780                 381,531
   Deferred income taxes ..........................................         32,463                (245,931)
   Changes in working capital, net ................................       (639,729)               (613,050)
   Other items, net ...............................................        (60,406)                (72,685)
Net cash provided from operating activities .......................        514,191                 384,694

INVESTING ACTIVITIES
Purchases of property, plant and equipment ........................       (373,445)               (343,314)
Purchases of businesses, net of cash acquired .....................              -                (479,694)
Proceeds from sale of business ....................................      1,770,000                       -
Proceeds from sales of other assets ...............................         94,175                 221,962
Net (purchases)/sales of marketable securities ....................        (45,484)                216,295
Net cash provided from/(used for) investing activities ............      1,445,246                (384,751)

FINANCING ACTIVITIES
Net repayments of debt.............................................     (1,150,448)                (77,582)
Dividends paid ....................................................       (563,742)               (528,898)
Exercise of stock options .........................................        304,716                 259,615
Purchases of treasury stock .......................................        (65,867)                 (7,060)
Termination of interest rate swap agreements ......................        (96,655)                      -
Net cash used for financing activities ............................     (1,571,996)               (353,925)
Effects of exchange rates on cash balances ........................         (4,975)                 (6,119)
Increase/(decrease) in cash and cash equivalents ..................        382,466                (360,101)
Cash and cash equivalents, beginning of period ....................      1,051,372               1,322,297
Cash and cash equivalents, end of period ..........................     $1,433,838                $962,196

<F1>

The accompanying notes are an integral part of these consolidated condensed statements.

<F2>

SUPPLEMENTAL INFORMATION

Interest payments excluding termination of interest rate swap agreements  $175,345                $222,524
Income tax and related interest payments, net of refunds                   472,058                 720,623



                  AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.   MERGER WITH MONSANTO COMPANY

          On June 1, 1998, the Company and Monsanto announced that they have entered into a definitive agreement to combine the two companies in a merger of equals transaction. The combined company will have global businesses in pharmaceuticals, agriculture, animal health, consumer health care and nutrition. Under the terms of the transaction, Monsanto stockholders will receive 1.15 shares in the combined company for each share of Monsanto stock that they own. AHP stockholders will retain their shares. AHP and Monsanto stockholders would own approximately 65 percent and 35 percent, respectively, of the combined company's shares. Both companies' Boards of Directors have approved the merger, however, it is subject to shareholder approval and satisfaction of other customary conditions, including regulatory approvals. Among other things, the transaction is contingent upon qualifying as a tax-free reorganization and being accounted for under the pooling of interests method of accounting. The transaction is expected to be completed by the end of 1998 or early 1999. These consolidated condensed financial statements do not reflect any effects of the proposed merger.

Note 2.   COMMON STOCK

          At the Company's April 23, 1998 Annual Meeting of Stockholders, an increase in the number of authorized shares of common stock from 1,200,000,000 to 2,400,000,000 was approved enabling the Company to complete a two-for-one common stock split effected in the form of a 100% stock dividend which was declared by the Company's Board of Directors in March 1998. The record date for stockholders entitled to receive the additional shares was the close of business on April 24, 1998. The par value of the common stock was maintained at the pre-split amount of $0.33-1/3 per share. All references to retained earnings, common stock, average number of common shares outstanding and per share amounts in these consolidated condensed financial statements, notes to consolidated condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations prior to the record date of the stock split have been restated to reflect the two-for-one stock split on a retroactive basis.

Note 3.   CONTINGENCIES

          The Company is involved in various legal proceedings, including product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

                  AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


          In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations in any one accounting period.

Note 4.   SALE OF SHERWOOD-DAVIS & GECK MEDICAL DEVICES BUSINESS

          On February 27, 1998, the Company sold the Sherwood-Davis & Geck medical devices business to a subsidiary of Tyco International Ltd. for approximately $1.77 billion, resulting in a pre-tax gain of $592,084,000. The proceeds were used primarily to reduce outstanding commercial paper. Net income, basic earnings per share and diluted earnings per share for the six months ended June 30, 1998 included an after-tax gain on the sale of $330,782,000, $0.25 and $0.25, respectively.

Note 5.   ACCUMULATED OTHER COMPREHENSIVE LOSS

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 - "Reporting Comprehensive Income". SFAS No. 130 increases financial reporting disclosures and has no impact on the Company's financial position or results of operations. Certain reclassifications have been made to the June 30, 1997, December 31, 1997 and December 31, 1996 consolidated financial statements to conform with the financial reporting requirements of SFAS No. 130.

          Accumulated other comprehensive loss is comprised substantially of currency translation adjustments.

Note 6.   RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 1998, SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either Net Income or Other Comprehensive Income, depending on the designated purpose of the derivative. The Company currently plans to adopt this standard effective January 1, 2000.
          This standard will have no material impact on the Company's results of operations or financial position.

                  AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 7.   EARNINGS PER SHARE

          The following tables set forth the computations of Basic Earnings per Share and Diluted Earnings per Share:


                                                        THREE MONTHS                SIX MONTHS
                                                        ENDED JUNE 30,            ENDED JUNE 30,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)              1998          1997         1998          1997
Net income less preferred dividends                  $523,497      $459,077   $1,505,693    $1,035,739
Denominator:
  Average number of common shares outstanding       1,314,229     1,291,517    1,311,628     1,288,083
BASIC EARNINGS PER SHARE                                $0.40         $0.36        $1.15         $0.80
Denominator:
  Average number of common shares outstanding       1,314,229     1,291,517    1,311,628     1,288,083
  Common share equivalents of outstanding stock
    options and deferred contingent common stock
    awards                                             21,938        20,470       22,097        19,776
Total shares                                        1,336,167     1,311,987    1,333,725     1,307,859
DILUTED EARNINGS PER SHARE                              $0.39         $0.35        $1.13         $0.79



Note 8.   SUBSEQUENT EVENT

          On July 30, 1998, the Company completed the acquisition of the vitamin and nutritional supplement products business of Solgar Vitamin and Herb Company, Inc. and its related affiliates for approximately $425 million in cash. This transaction will be accounted for under the purchase method of accounting. Solgar is a manufacturer and marketer of over 400 vitamins, nutritional supplements and herbal products with annual sales in excess of $100 million.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                   AND RESULTS OF OPERATIONS

                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998


RESULTS OF OPERATIONS

Management's discussion and analysis of results of operations for the 1998 second quarter and first half has been presented on an as-reported basis except for sales variation explanations which have been presented on an as-reported and pro forma basis. The pro forma sales results reflect businesses divested and acquired in 1998 and 1997 assuming the transactions occurred as of January 1, 1997. This activity includes the divestitures of the Sherwood-Davis & Geck (effective February 27, 1998) and Storz Instrument Company (effective December 31, 1997) medical devices businesses, and the acquisition of the worldwide animal health business of Solvay S.A. (effective February 28, 1997). This activity also includes the reclassification of certain ophthalmic pharmaceutical sales from the medical devices business to pharmaceuticals (effective January 1, 1998).

On an as-reported basis, worldwide net sales for the 1998 second quarter and first half decreased 5% and 1% compared with prior year levels. On a pro forma basis, worldwide net sales increased 5% for the 1998 second quarter and 4% for the first half. The increases in pro forma worldwide net sales were due primarily to higher domestic sales of pharmaceuticals and worldwide sales of agricultural products offset, in part, by unfavorable foreign exchange of 3% for both the 1998 second quarter and first half.

The following tables set forth worldwide net sales results by major product category and industry segment together with the percentage changes in "As-Reported" and "Pro Forma" worldwide net sales from the comparable periods in the prior year:



                                            THREE MONTHS              AS-REPORTED        PRO FORMA
($ IN MILLIONS)                             ENDED JUNE 30,            % INCREASE        % INCREASE
NET SALES TO CUSTOMERS                    1998         1997            (DECREASE)        (DECREASE)
Health Care Products:
  Pharmaceuticals                      $2,069.8      $1,934.4               7%               7%
  Consumer Health Care                    456.2         445.8               2%               2%
  Medical Devices                             -         327.2            (100)%              -

Total Health Care Products              2,526.0       2,707.4              (7)%              6%

Agricultural Products                     816.0         792.4               3%               3%

Consolidated Net Sales                 $3,342.0      $3,499.8              (5)%              5%


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                   AND RESULTS OF OPERATIONS

                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998




                                              SIX MONTHS               AS-REPORTED       PRO FORMA
($ IN MILLIONS)                              ENDED JUNE 30,            % INCREASE       % INCREASE
NET SALES TO CUSTOMERS                    1998         1997             (DECREASE)       (DECREASE)
Health Care Products:
  Pharmaceuticals                     $4,333.0        $4,032.9             7%                 5%
  Consumer Health Care                   956.8           941.3             2%                 2%
  Medical Devices                        192.0           650.5           (70)%                -

Total Health Care Products             5,481.8         5,624.7            (3)%                5%

Agricultural Products                  1,526.6         1,478.1             3%                 3%

Consolidated Net Sales                $7,008.4        $7,102.8            (1)%                4%



The following sales variation explanations are presented on an as-reported and pro forma basis:

     On an as-reported basis, worldwide pharmaceutical sales increased 7% for both the 1998 second quarter and first half. On a pro forma basis, worldwide pharmaceutical sales increased 7% for the 1998 second quarter and 5% for the first half due primarily to higher sales of PREMARIN products (first half only), oral contraceptives, EFFEXOR, SYNVISC (introduced in the 1997 fourth quarter), BENEFIX (introduced in the 1997 first quarter) and NEUMEGA (introduced in the 1997 fourth quarter) offset, in part, by the voluntary market withdrawal of the Company's antiobesity products in the 1997 third quarter and lower sales of ORUVAIL and LODINE. Worldwide pharmaceutical sales for the 1998 second quarter also reflect higher sales of ZIAC, VERELAN and NAPRELAN offset, in part, by lower sales of CORDARONE due to generic competition. Worldwide pharmaceutical sales were impacted by unfavorable foreign exchange of 3% for both the 1998 second quarter and first half. On an as-reported basis, U.S. pharmaceutical sales increased 17% for the 1998 second quarter and 14% for the first half. On a pro forma basis, U.S. pharmaceutical sales increased 16% for the 1998 second quarter and 13% for the first half. The increase in pro forma U.S. pharmaceutical sales for the 1998 second quarter consisted of unit volume growth of 14% and price increases of 2%. The increase in pro forma U.S. pharmaceutical sales for the 1998 first half consisted of unit volume growth of 11% and price increases of 2%. On an as-reported basis, international pharmaceutical sales decreased 4% for the 1998 second quarter and 2% for the first half. On a pro forma basis, international pharmaceutical sales decreased 4% for the 1998 second quarter and 5% for the first half. The decrease in pro forma international pharmaceutical sales for the 1998 second quarter consisted of unit volume growth of 3% which was more than offset by price decreases of 1% and unfavorable foreign exchange of 6%. The decrease in pro forma international pharmaceutical sales for the 1998 first

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                   AND RESULTS OF OPERATIONS

                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998


     half consisted of unit volume growth of 3% which was more than offset by unfavorable foreign exchange of 8%.

     On an as-reported and pro forma basis, worldwide consumer health care sales increased 2% for both the 1998 second quarter and first half due primarily to higher sales of CENTRUM products and CALTRATE offset, in part, by lower sales of cough/cold products and AXID AR. Worldwide consumer health care sales were impacted by unfavorable foreign exchange of 2% for both the 1998 second quarter and first half. On an as-reported and pro forma basis, U.S. consumer health care sales increased 4% for the 1998 second quarter and 2% for the first half. The increase in U.S. consumer health care sales for the 1998 second quarter consisted of unit volume growth of 3% and price increases of 1%. The increase in U.S. consumer health care sales for the 1998 first half consisted of unit volume growth of 1% and price increases of 1%. On an as-reported and pro forma basis, international consumer health care sales decreased 1% for the 1998 second quarter and were comparable with prior year results for the first half. The decrease in international consumer health care sales for the 1998 second quarter consisted of unit volume growth of 4% and price increases of 1% which were more than offset by unfavorable foreign exchange of 6%. International consumer health care sales for the 1998 first half consisted of unit volume growth of 5% and price increases of 2% which were offset by unfavorable foreign exchange of 7%.

     On February 27, 1998, the Company sold the Sherwood-Davis & Geck medical devices business resulting in a pre-tax gain of $592.1 million ($330.8 million after-tax). This transaction completed the Company's exit from the medical devices business. On an as reported basis, worldwide medical devices sales decreased 100% for the 1998 second quarter and 70% for the first half due primarily to the Sherwood-Davis & Geck divestiture as well as the sale of Storz Instrument Company effective December 31, 1997.

     On an as-reported and pro forma basis, worldwide agricultural products sales increased 3% for both the 1998 second quarter and first half. Worldwide agricultural products sales for both the 1998 second quarter and first half reflect higher sales of RAPTOR (a soybean herbicide introduced in the 1997 second quarter which is replacing PURSUIT and SCEPTER herbicides in certain geographies), ODYSSEY (a canola herbicide introduced in the 1997 second quarter) and COUNTER insecticide. Worldwide agricultural products sales were impacted by unfavorable foreign exchange of 2% for both the 1998 second quarter and first half. On an as-reported and pro forma basis, U.S. agricultural products sales increased 1% for the 1998 second quarter and 3% for the first half. The increase in U.S. agricultural products sales for the 1998 second quarter consisted of price increases of 9% which were offset, in part, by unit volume declines of 8%. The increase in U.S. agricultural products sales for the 1998 first half

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                   AND RESULTS OF OPERATIONS

                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998



     consisted of price increases of 5% which were offset, in part, by unit volume declines of 2%. Due to the seasonality of the U.S. agricultural products business, which is concentrated primarily in the first six months of the year, U.S. agricultural products sales and results of operations for the 1998 second quarter and first half are not indicative of the results to be expected in subsequent fiscal quarters or for the full year. On an as-reported and pro forma basis, international agricultural products sales increased 6% for the 1998 second quarter and 4% for the first half. The increase in international agricultural products sales for the 1998 second quarter consisted of unit volume growth of 9% and price increases of 1% which were offset, in part, by unfavorable foreign exchange of 4%. The increase in international agricultural products sales for the 1998 first half consisted of unit volume growth of 9% which was offset, in part, by unfavorable foreign exchange of 5%.

Cost of goods sold, as a percentage of net sales, decreased to 27.5% for both the 1998 second quarter and first half compared to 30.3% for the 1997 second quarter and 29.4% for the 1997 first half due primarily to an overall product mix improvement as increased sales of higher margin pharmaceuticals and agricultural products replaced the loss of lower margin medical devices sales resulting from the divestitures of the Sherwood-Davis & Geck and Storz Instrument Company medical devices businesses.

Selling, general and administrative expenses, as a percentage of net sales, decreased to 37.0% for both the 1998 second quarter and first half versus 37.8% for the 1997 second quarter and 37.5% for the 1997 first half. Lower selling, general and administrative expenses resulting from the divestitures of the Sherwood-Davis & Geck and Storz Instrument Company medical devices businesses and lower marketing expenses for certain consumer healthcare products and pharmaceutical samples were offset, in part, by higher marketing expenses related to certain pharmaceutical promotional efforts.

Research and development expenses increased 7.6% for the 1998 second quarter and 5.8% for the 1998 first half due primarily to higher pharmaceutical research and development expenditures, particularly in the biopharmaceutical area, offset, in part, by lower research and development expenses resulting from the divestitures of the Sherwood-Davis & Geck and Storz Instrument Company medical devices businesses.

Interest expense, net decreased in the 1998 second quarter and first half due primarily to the reduction in long-term debt during the 1998 first quarter as the proceeds from the sale of the Sherwood-Davis & Geck medical devices business were used primarily to reduce outstanding commercial paper. Average long-term debt outstanding during the 1998 and 1997 second quarter was $3,753.3 million and $6,024.3 million, respectively. Average long-term debt outstanding during the 1998 and 1997 first half was $4,438.2 million and $5,986.5 million, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                   AND RESULTS OF OPERATIONS

                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998


Other income, net for both the 1998 and 1997 second quarter and first half includes gains on the sales of non-strategic assets, including certain generic and non-core product rights offset, in part, by foreign exchange losses. Other income, net for both the 1997 second quarter and first half also includes the amount paid in settlement of a lawsuit brought by Johnson & Johnson and its wholly-owned subsidiary, Ortho Pharmaceutical Corporation. The settlement was offset by a previously established reserve for this litigation and a gain on the sale of the Company's investment in the common stock of certain publicly traded insurance companies.

The following tables set forth income before taxes by industry segment:

                                                THREE MONTHS                   SIX MONTHS
($ IN MILLIONS)                                 ENDED JUNE 30,                ENDED JUNE 30,
INCOME BEFORE TAXES                           1998        1997            1998          1997
Health Care Products                         $523.4      $510.3         $1,368.7       $1,280.8
Agricultural Products                         284.5       259.8            474.8          431.2
Corporate                                     (80.2)     (130.5)           385.0 (1)     (270.2)

Consolidated Income before Taxes             $727.7      $639.6         $2,228.5       $1,441.8

<F1>

(1)  Includes a gain on the sale of Sherwood-Davis & Geck medical devices business in the 1998 first quarter of $592.1 million.



The effective tax rate remained relatively consistent for the 1998 second quarter at 28.1% versus 28.2% for the 1997 second quarter. The effective tax rate increased to 32.4% for the 1998 first half versus 28.2% for the 1997 first half due primarily to the tax impact of the gain on the sale of the Sherwood-Davis & Geck medical devices business in the first quarter of 1998. The impact on the effective tax rate from the gain on the sale of the Sherwood-Davis & Geck medical devices business was due primarily to goodwill basis differences for tax and financial reporting purposes.

Net income, basic earnings per share and diluted earnings per share increased 14%, 11% and 11%, respectively, in the 1998 second quarter compared to the 1997 second quarter. Excluding the after-tax gain on the sale of the Sherwood-Davis & Geck medical devices business in the 1998 first quarter of $330.8 million ($0.25 per share-basic and diluted) net income, basic earnings per share and diluted earnings per share increased 13%, 13% and 11%, respectively, in the 1998 first half compared to the 1997 first half. The increases in net income, basic earnings per share and diluted earnings per share for both the 1998 second quarter and first half, excluding the gain on the sale, were greater than the as-reported net sales results due primarily to increased sales of higher margin pharmaceutical and agricultural products (replacing the loss of lower margin medical devices sales) and lower selling, general and administrative expenses and interest expense, offset, in part, by higher research and development expenses. Including the gain on sale, net income, basic earnings per share and diluted earnings per share for the 1998 first half increased 45%, 44% and 43% to $1,505.7 million, $1.15 and $1.13, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                   AND RESULTS OF OPERATIONS

                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998



During the 1998 first quarter, the Company initiated a review of its worldwide manufacturing and distribution systems for all of its product lines. The results of this study will be announced later this year at which time it is expected that a restructuring charge, which will offset a portion of the gain on the sale of the Sherwood-Davis & Geck medical devices business, will be required.


COMPETITION

The Company operates in the highly competitive healthcare and agrochemical industries. The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its sales or results of operations. However, PREMARIN, one of the Company's conjugated estrogens products, manufactured from pregnant mare's urine, is the leader in its category and does contribute significantly to sales and results of operations.
PREMARIN'S principal uses are to treat the symptoms of menopause and osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and some of these products have also obtained marketing approval for the treatment of osteoporosis. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN under many state laws and third party insurance payer plans. In May 1997, the U.S. Food and Drug Administration (FDA) announced it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. No generic equivalents to PREMARIN have been approved by the FDA to date. PREMARIN will continue to be subject to competition from competing estrogen and other products for its approved indications, and may be subject to some form of generic competition from either natural or synthetic generic conjugated estrogens products in the future.


LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES

Cash and cash equivalents increased $382.5 million in the 1998 first half to $1,433.8 million. Proceeds from sale of business and sales of other assets of $1,864.2 million, cash flows from operating activities of $514.2 million and proceeds from the exercise of stock options of $304.7 million were used principally for long-term debt reduction of $1,150.4 million, dividend payments of $563.7 million and capital expenditures of $373.4 million. Due to the seasonality of the U.S. agricultural products business, a significant portion of the annual U.S. agricultural products sales are recorded in the first six months of the year; however, a significant amount of the related accounts receivable are not collected until the third quarter. Capital expenditures included strategic investments in manufacturing and distribution facilities worldwide and expansion of the Company's research and development facilities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                                   AND RESULTS OF OPERATIONS

                       THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998


At June 30, 1998, the fair value of the Company's long-term debt, including the current portion, was $4,126.7 million. If interest rates were to increase or decrease by one percentage point, the fair value of the long-term debt would decrease or increase by approximately $122.2 million.

Proceeds from the sale of the Sherwood-Davis & Geck medical devices business were used primarily to reduce outstanding commercial paper and terminate the Company's $2.3 billion of interest rate swap agreements. The cost to unwind the interest rate swap agreements was charged against the gain on sale.

At June 30, 1998, the fair value of the $663.0 million notional amount of foreign exchange forward contracts was a net receivable of $4.4 million. As foreign exchange rates change from period to period, the fluctuations in the fair value of the foreign exchange forward contracts are offset by fluctuations in the fair value of the underlying hedged transactions. If the value of the U.S. dollar were to increase or decrease by 10% in relation to all hedged foreign currencies, the net receivable would increase or decrease by approximately $24.7 million.

Effective April 1, 1998, the Company reduced its $5 billion of revolving credit facilities to $2 billion by terminating the $2.5 billion, 364-day credit facility in its entirety and reducing the $2.5 billion, five-year credit facility to $2.0 billion. The remaining $2.0 billion, five-year credit facility supports the Company's commercial paper program and has a maturity date of July 31, 2002. At June 30, 1998, there were no borrowings outstanding under the remaining credit facility.

Effective May 31, 1998, the Company, in conjunction with its entry into the merger agreement with Monsanto, rescinded its common stock repurchase program, which had been in effect since July 1994.


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

                         PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Report on Form 10-Q for the quarter ended March 31, 1998.

          As of July 15, 1998, the Company has been served with more than 3,700 lawsuits in federal and state courts on behalf of approximately 49,000 plaintiffs alleging injuries as a result of use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel. Although approximately 70 of the cases have been filed as class actions, class certification has been denied in the federal actions as well as in every state in which the question has been considered. On December 6, 1994, the Judicial Panel on Multi-District Litigation ("MDL") ordered that all NORPLANT SYSTEM lawsuits filed in federal courts be consolidated for pretrial proceedings in the U.S. District Court (E.D. Tex.) in Beaumont. The MDL proceedings now account for over 37,000 of the NORPLANT SYSTEM plaintiffs. Following the denial of class certification, the MDL court scheduled three "bellwether" trials, each involving the claims of five Texas plaintiffs. Rather than proceeding with the first of these trials as scheduled on February 24, 1997, the court entered summary judgment in favor of the Company on all of plaintiffs' claims. That decision is now on appeal to the U.S. Court of Appeals for the Fifth Circuit. No NORPLANT SYSTEM case involving the Company has yet been tried to a verdict. All of the cases involving the Company that have approached trial have either been dismissed by the courts or withdrawn by the plaintiffs, except for one trial in Hidalgo County, Texas which resulted in a mistrial in January 1998 due to conflicts among plaintiffs' attorneys. Several single-plaintiff and multi-plaintiff trials are scheduled for the second half of 1998. The Company will continue to contest the NORPLANT SYSTEM litigation vigorously.

          On September 15, 1997, the Company's Wyeth-Ayerst Laboratories Division, the manufacturer of PONDIMIN (fenfluramine hydrochloride) tablets C-IV and the distributor of REDUX (dexfenfluramine hydrochloride capsules) C-IV, announced a voluntary and immediate withdrawal of these antiobesity medications. The Company took this action on the basis of new, preliminary information provided to the Company on September 12, 1997 by the FDA regarding heart valve abnormalities in patients using these medications. The Company estimates that approximately six million people used these medications in the U.S.

          As of July 15, 1998, the Company has been served or is aware that it has been named as a defendant in 1,157 lawsuits as the manufacturer of PONDIMIN and/or the distributor of REDUX. These lawsuits have been filed on behalf of individuals who claim to have been injured as a result of their use of PONDIMIN and/or REDUX, either individually or in combination with the prescription drug phentermine (which the Company does not manufacture, distribute or market). The lawsuits also often name as defendants other distributors and/or retailers of PONDIMIN and/or REDUX, the manufacturers, distributors and/or retailers of phentermine and physicians or other health care providers. The Company anticipates that it will be named as a defendant in additional PONDIMIN and/or REDUX lawsuits in the future.

          Of the 1,157 lawsuits naming the Company as a defendant, 172 are actions that seek certification of a class, some on a national and others on a statewide basis. Of these 172 lawsuits, 136 are pending in various federal district courts and 36 are pending in various state courts. A number of the actions brought in state courts have been removed to federal courts. Individual plaintiffs have filed the remaining lawsuits: 447 individual lawsuits are pending in various federal district courts and 538 individual lawsuits are pending in various state courts. On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal lawsuits alleging injuries from the use of REDUX and/or PONDIMIN to the U.S. District Court for the Eastern District of Pennsylvania (MDL
          1203), where they will be coordinated for all pretrial purposes before U.S. District Judge Louis C. Bechtle. The state cases are pending in 36 different states, with the bulk of the cases in California, New Jersey, New York, Oklahoma, Pennsylvania, Tennessee and Texas.

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

          The Company believes that it has meritorious defenses to these actions and that it has acted properly at all times in dealing with PONDIMIN and REDUX matters. The Company intends to defend the PONDIMIN and REDUX related litigation vigorously.

          Five shareholder lawsuits naming the Company as a defendant and arising out of the Company's planned merger with Monsanto have been filed in the Delaware Chancery Court, New Castle County. The five class action complaints, which have been consolidated into one action (In re Monsanto Company Shareholders Litigation, C.A. No.16416NC), name as defendants Monsanto, the members of Monsanto's board and the Company. The complaints generally allege that the Monsanto defendants breached their fiduciary duties to their shareholders by entering into the merger agreement without first engaging in an auction process or an active market check and that the Company knowingly aided and abetted Monsanto and the Monsanto directors. Plaintiffs seek preliminary and permanent injunctive relief preventing the defendants from consummating the merger, rescission of the merger if it is consummated and compensatory damages and attorneys fees. The Company intends to defend this litigation vigorously.

          Two putative personal injury class actions have been filed in connection with the Company's voluntary withdrawal from the market of DURACT, a non-narcotic analgesic pain reliever. McGloin v. Wyeth-Ayerst Laboratories, filed in the United States District Court for the Northern District of California (No. C-98-2596-CW), seeks the certification of a nationwide class of persons who used DURACT and who have suffered or may suffer liver damage or related conditions as a result of using the product. Chimento, et al. v. Wyeth-Ayerst Laboratories, filed in the 34th Judicial District Court of Louisiana for the Parish of St. Bernard, seeks the certification of a class of Louisiana residents who were exposed to and who suffered injury from DURACT. Plaintiffs in both cases seek compensatory and punitive damages, the refund of all purchase costs, and the creation of a court-supervised medical monitoring program for the diagnosis and treatment of liver damage and related conditions allegedly caused by DURACT. The Company intends to defend this litigation vigorously.

          In the brand name prescription drug antitrust litigation, the Company has settled a group of federal district cases brought by retail pharmacists. The Company has also settled the cases brought by American Drug Stores and Eckerd's Drug Stores. The settlement agreements provide that they shall not be deemed or construed to be an admission of or evidence of any violation of any statute or law or of any liability or wrongdoing by the Company or of the truth of any of the claims or allegations in the complaint in these cases. The settlements are not material to the Company.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


          (a) The matters described under item 4(c) below were submitted to a vote of security-holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on April 23, 1998 (the "Annual Meeting").

          (b)  Not applicable.

          (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes (on a pre stock split basis) cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes):

              (i) Election of directors:



                NOMINEE                         FOR               WITHHELD
                Clifford L. Alexander, Jr.      566,815,459       2,849,762
                Frank A. Bennack, Jr.           566,954,896       2,710,325
                Robert G. Blount                566,957,912       2,707,309
                Robin Chandler Duke             566,445,024       3,220,197
                Robert Essner                   566,953,187       2,712,034
                John D. Feerick                 566,794,067       2,871,154
                John P. Mascotte                566,896,954       2,768,267
                Mary Lake Polan, M.D.,Ph.D.     566,981,956       2,683,265
                Ivan G. Seidenberg              566,711,236       2,953,985
                John R. Stafford                566,856,058       2,809,163
                John R. Torell III              567,028,522       2,636,699
                William Wrigley                 567,005,596       2,659,625

               (ii) Ratification of the appointment of Arthur Andersen LLP as principal independent public accountants for 1998:


                     FOR                 AGAINST             ABSTAIN
                     567,542,719         723,352             1,399,150

               (iii) Approval of the proposed amendment to the Corporation's
                     Restated Certificate of Incorporation:



                    FOR                 AGAINST             ABSTAIN
                    563,622,312         3,504,117           2,538,792


         (d) Not applicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits


               Exhibit No.   Description


               (10.1) Form of Severance Agreement entered into between the Company and the executive officers specified therein pursuant to Board of Director approval on January 29, 1998.

               (27.1)      Financial Data Schedule - Period Ended June 30, 1998.

               (27.2) Restated Financial Data Schedule - Period Ended June 30, 1997.

               (27.3) Restated Financial Data Schedule - Period Ended December 31, 1997.

               (27.4) Restated Financial Data Schedule - Period Ended December 31, 1996.

          (b)  Reports on Form 8-K

               A Current Report on Form 8-K regarding the Company's announcement that it had entered into a definitive agreement to combine with Monsanto Company in a merger of equals transaction was filed on June 1, 1998.

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

                       AMERICAN HOME PRODUCTS CORPORATION
                                  (Registrant)


       By  /s/                  Paul J. Jones
                                 Paul J. Jones
                         Vice President and Comptroller
                           (Duly Authorized Signatory
                         and Chief Accounting Officer)



Date: August 13, 1998

                                EXHIBIT INDEX


Exhibit No.    Description

 (10.1)       Form of Severance Agreement entered into between the Company and the executive officers specified therein pursuant to Board of Director approval on January 29, 1998.

 (27.1)       Financial Data Schedule - Period Ended June 30, 1998.

 (27.2)       Restated Financial Data Schedule - Period Ended June 30, 1997.

 (27.3)       Restated Financial Data Schedule - Period Ended December 31, 1997.

 (27.4)       Restated Financial Data Schedule - Period Ended December 31, 1996.






                                        EX-1