Form 10-Q
period 1998-09-30
AMERICAN HOME PRODUCTS CORP
filed 1998-11-16
CIK 5187

===============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998 Commission file number 1-1225

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

                                                YES  X     No

The number of shares of Common Stock outstanding as of the close of business on October 31, 1998:

                                                            NUMBER OF
                 CLASS                                  SHARES OUTSTANDING
     Common Stock, $0.33-1/3 par value                    1,318,009,742

==============================================================================

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                                     INDEX

                                                                        PAGE NO.


Part I - Financial Information                                             2

     Item 1.    Financial Statements:

        Consolidated Condensed Balance Sheets -
           September 30, 1998 and December 31, 1997                        3

        Consolidated Condensed Statements of Income -
           Three and Nine Months Ended September 30, 1998 and 1997         4

        Consolidated Condensed Statements of Changes in Stockholders'
           Equity - Nine Months Ended September 30, 1998 and 1997          5

        Consolidated Condensed Statements of Cash Flows -
           Nine Months Ended September 30, 1998 and 1997                   6

        Notes to Consolidated Condensed Financial Statements              7-9

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations            10-19

Part II - Other Information                                               20

     Item 1.    Legal Proceedings                                        20-23

     Item 5.    Other Information                                         23

     Item 6.    Exhibits and Reports on Form 8-K                          23

Signature                                                                 24

Exhibit Index                                                            EX-1

                       PART I - FINANCIAL INFORMATION


AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by American Home Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997, the results of its operations for the three months and nine months ended September 30, 1998 and 1997, and its cash flows and changes in stockholders' equity for the nine months ended September 30, 1998 and 1997. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1998 and June 30, 1998.


       AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED BALANCE SHEETS
             (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                 1998            1997
ASSETS
Cash and cash equivalents ................................    $1,660,775      $1,051,372
Marketable securities ....................................        88,967          48,363
Accounts receivable less allowances ......................     3,012,679       2,843,099
Inventories:
     Finished goods ......................................       894,849       1,042,065
     Work in progress ....................................       615,502         657,033
     Materials and supplies ..............................       670,030         713,308
                                                               2,180,381       2,412,406
Other current assets including deferred taxes ............     1,010,485       1,006,086
     TOTAL CURRENT ASSETS ................................     7,953,287       7,361,326
Property, plant and equipment ............................     6,421,180       6,722,049
     Less accumulated depreciation .......................     2,240,135       2,425,143
                                                               4,181,045       4,296,906
Goodwill and other intangibles, net of accumulated
     amortization ........................................     8,042,507       8,338,695
Other assets including deferred taxes ....................       860,847         828,184
     TOTAL ASSETS ........................................   $21,037,686     $20,825,111
LIABILITIES
Loans payable ............................................       $54,033         $89,041
Trade accounts payable ...................................       949,754         794,291
Accrued expenses .........................................     2,829,197       3,019,805
Accrued federal and foreign taxes ........................       705,289         423,881
     TOTAL CURRENT LIABILITIES ...........................     4,538,273       4,327,018
Long-term debt ...........................................     3,923,499       5,031,861
Other noncurrent liabilities .............................     2,133,733       2,248,282
Postretirement benefit obligations other than pensions ...       868,833         833,916
Minority interests .......................................       216,508         208,782
STOCKHOLDERS' EQUITY
$2 convertible preferred stock, par value $2.50 per share.            65              72
Common stock, par value $0.33-1/3 per share ..............       439,291         435,298
Additional paid-in capital ...............................     2,917,916       2,530,696
Retained earnings ........................................     6,401,318       5,489,292
Accumulated other comprehensive loss .....................      (401,750)       (280,106)
     TOTAL STOCKHOLDERS' EQUITY ..........................     9,356,840       8,175,252
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........   $21,037,686     $20,825,111

<F1>

The accompanying notes are an integral part of these consolidated condensed balance sheets.





              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS                      NINE MONTHS
                                                           ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                         1998              1997           1998            1997
NET SALES ........................................    $3,224,119      $3,481,870     $10,232,474     $10,584,647

Cost of goods sold ...............................       809,584         970,666       2,734,255       3,061,606
Selling, general and administrative expenses .....     1,159,164       1,300,736       3,751,440       3,967,288
Research and development expenses ................       449,857         378,273       1,245,262       1,130,081
Interest expense, net ............................        47,196          93,249         169,460         294,758
Other income, net ................................      (119,463)        (13,160)       (182,143)        (62,991)
Gain on sale of business .........................          -               -           (592,084)           -
Special charges ..................................          -            180,000            -            180,000

Income before federal and foreign taxes ..........       877,781         572,106       3,106,284       2,013,905
Provision for taxes ..............................       258,786         136,574         981,568         542,604

NET INCOME .......................................      $618,995        $435,532      $2,124,716      $1,471,301

BASIC EARNINGS PER SHARE .........................         $0.47           $0.34           $1.62           $1.14

DILUTED EARNINGS PER SHARE .......................         $0.46           $0.33           $1.59           $1.12

Dividends per share of common stock ..............        $0.215          $0.205          $0.645          $0.615

<F1>


The accompanying notes are an integral part of these consolidated condensed statements.




          AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


NINE MONTHS ENDED SEPTEMBER 30, 1998:

                                            $2                                          ACCUMULATED
                                        CONVERTIBLE            ADDITIONAL                  OTHER          TOTAL
                                         PREFERRED   COMMON     PAID-IN     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                           STOCK     STOCK      CAPITAL     EARNINGS       LOSS           EQUITY
Balance at January 1, 1998                  $72     $216,792  $2,530,696   $5,707,798    ($280,106)    $8,175,252
Two-for-one stock split                              218,506                 (218,506)
Restated balance at January 1, 1998          72      435,298   2,530,696    5,489,292     (280,106)     8,175,252

Net income                                                                  2,124,716                   2,124,716
Currency translation adjustments                                                          (119,296)      (119,296)
Unrealized loss on marketable
  securities                                                                                (2,348)        (2,348)
  Comprehensive income                                                                                  2,003,072

Cash dividends declared (1)                                                (1,143,338)                 (1,143,338)
Treasury stock acquired                                 (376)     (5,262)     (60,229)                    (65,867)
Common stock issued                                    3,917     370,553                                  374,470
Conversion of preferred stock
  and other exchanges                        (7)         452      21,929       (9,123)                     13,251
Balance at September 30, 1998               $65     $439,291  $2,917,916   $6,401,318    ($401,750)    $9,356,840

NINE MONTHS ENDED SEPTEMBER 30, 1997:


                                            $2                                         ACCUMULATED
                                        CONVERTIBLE             ADDITIONAL                OTHER            TOTAL
                                         PREFERRED    COMMON     PAID-IN    RETAINED  COMPREHENSIVE   STOCKHOLDERS'
                                           STOCK       STOCK     CAPITAL    EARNINGS       LOSS          EQUITY

Balance at January 1, 1997                  $79     $213,328   $2,034,337  $4,750,621     ($36,273)    $6,962,092
Two-for-one stock split                              218,506                 (218,506)
Restated balance at January 1, 1997          79      431,834    2,034,337   4,532,115      (36,273)     6,962,092

Net income                                                                  1,471,301                   1,471,301
Currency translation adjustments                                                          (229,519)      (229,519)
Unrealized gain on marketable
  securities                                                                                 1,402          1,402
  Comprehensive income                                                                                  1,243,184
Cash dividends declared (2)                                                (1,074,713)                 (1,074,713)
Treasury stock acquired                                  (47)        (965)     (9,178)                    (10,190)
Common stock issued                                    3,057      321,383                                 324,440
Conversion of preferred stock
  and other exchanges                        (6)          63       16,802                                  16,859
Balance at September 30, 1997               $73     $434,907   $2,371,557  $4,919,525    ($264,390)    $7,461,672

<F1>

  (1) Includes the 1998 fourth quarter common stock dividend of $0.225 per share ($296,534 in the aggregate) declared on September 24, 1998 and payable on December 1, 1998.

<F2>

  (2) Includes the 1997 fourth quarter common stock dividend of $0.215 per share ($279,157 in the aggregate) declared on September 25, 1997 and payable on December 1, 1997.

<F3>

  The accompanying notes are an integral part of these consolidated condensed statements.


                                 -5-


              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                           1998              1997
OPERATING ACTIVITIES
Net income ..........................................................   $2,124,716        $1,471,301
Adjustments to reconcile net income to net cash
provided from operating activities:
   Special charges ..................................................         -              180,000
   Gain on sale of business .........................................     (592,084)             -
   Gains on sales of other assets ...................................     (271,226)         (123,156)
   Depreciation and amortization ....................................      524,940           554,301
   Deferred income taxes ............................................       21,265          (291,470)
   Changes in working capital, net ..................................     (474,893)         (333,330)
   Other items, net .................................................      (82,650)         (277,214)
Net cash provided from operating activities .........................    1,250,068         1,180,432

INVESTING ACTIVITIES
Purchases of property, plant and equipment ..........................     (582,186)         (579,067)
Purchases of businesses, net of cash acquired .......................     (425,041)         (479,694)
Proceeds from sale of business ......................................    1,770,000              -
Proceeds from sales of other assets .................................      422,251           279,459
Net sales/(purchases) of marketable securities ......................      (42,116)          168,208
Net cash provided from/(used for) investing activities ..............    1,142,908          (611,094)

FINANCING ACTIVITIES
Net repayments of debt ..............................................   (1,141,016)         (295,637)
Dividends paid ......................................................     (846,804)         (795,556)
Exercise of stock options ...........................................      374,470           324,440
Purchases of treasury stock .........................................      (65,867)          (10,190)
Termination of interest rate swap agreements ........................      (96,655)             -
Net cash used for financing activities ..............................   (1,775,872)         (776,943)
Effects of exchange rates on cash balances ..........................       (7,701)          (25,434)
Increase/(decrease) in cash and cash equivalents ....................      609,403          (233,039)
Cash and cash equivalents, beginning of period ......................    1,051,372         1,322,297
Cash and cash equivalents, end of period ............................   $1,660,775        $1,089,258


<F1>

The accompanying notes are an integral part of these consolidated condensed statements.

<F2>

SUPPLEMENTAL INFORMATION

Interest payments excluding termination of interest rate swap agreememts   $288,921          $366,181
Income tax and related interest payments, net of refunds                    692,064           845,813


                                 -6-

                   AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.   TERMINATION OF MERGER AGREEMENT WITH MONSANTO COMPANY

          On June 1, 1998, the Company and Monsanto Company (Monsanto) entered into a definitive agreement contemplating a merger transaction. On October 13, 1998, the merger agreement was terminated. The Board of Directors of each of the two companies determined that the transaction was not in the best interest of their respective stockholders. Costs directly associated with the previously proposed merger have been expensed and were not material to the Company's results of operations for the 1998 third quarter and first nine months.

Note 2.   COMMON STOCK

          At the Company's April 23, 1998 Annual Meeting of Stockholders, an increase in the number of authorized shares of common stock from 1,200,000,000 to 2,400,000,000 was approved enabling the Company to complete a previously declared two-for-one common stock split effected in the form of a 100% stock dividend. The record date for stockholders entitled to receive the additional shares was the close of business on April 24, 1998. The par value of the common stock was maintained at the pre-split amount of $0.33-1/3 per share. All references to retained earnings, common stock, average number of common shares outstanding and per share amounts in these consolidated condensed financial statements, notes to consolidated condensed financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations prior to the record date of the stock split have been restated to reflect the two-for-one stock split on a retroactive basis.

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

                   AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 4.   SALE OF SHERWOOD-DAVIS & GECK MEDICAL DEVICES BUSINESS

          On February 27, 1998, the Company sold the Sherwood-Davis & Geck medical devices business to a subsidiary of Tyco International Ltd. for approximately $1.77 billion, resulting in a pre-tax gain of $592,084,000. The proceeds were used primarily to reduce outstanding commercial paper. Net income, basic earnings per share and diluted earnings per share for the nine months ended September 30, 1998 included an after-tax gain on the sale of $330,782,000, $0.25 and $0.25, respectively.

Note 5.   SOLGAR VITAMIN AND HERB COMPANY ACQUISITION

          On July 30, 1998, the Company completed the acquisition of the vitamin and nutritional supplement products business of Solgar Vitamin and Herb Company, Inc. and its related affiliates for approximately $425 million in cash. This transaction was accounted for under the purchase method of accounting. The purchase price exceeded the net assets acquired by approximately $392 million which is being amortized over periods of 4 to 40 years. Solgar is a manufacturer and marketer of over 400 vitamins, nutritional supplements and herbal products with annual sales in excess of $100 million.

Note 6.   ACCUMULATED OTHER COMPREHENSIVE LOSS

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130 - "Reporting Comprehensive Income." SFAS No. 130 increases financial reporting disclosures and has no impact on the Company's financial position or results of operations. Certain reclassifications have been made to the December 31, 1997, September 30, 1997 and December 31, 1996 consolidated financial statements to conform with the financial reporting requirements of SFAS No. 130.

          Accumulated other comprehensive loss is comprised substantially of currency translation adjustments.

                   AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 7.   RECENTLY ISSUED ACCOUNTING STANDARDS

          In September 1998, SFAS No. 133 - "Accounting for Derivative Instruments and Hedging Activities" was issued and is effective for fiscal years beginning after September 15, 1999. SFAS No. 133 requires all derivatives to be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income or other comprehensive income, depending on the designated purpose of the derivative. The Company currently plans to adopt this standard effective January 1, 2000. This standard will not have a material effect on the Company's results of operations or financial position.

Note 8.   EARNINGS PER SHARE

          The following table sets forth the computations of Basic Earnings per Share and Diluted Earnings per Share:



                                                          THREE MONTHS             NINE MONTHS
                                                        ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                 1998         1997       1998         1997
Net income less preferred dividends                   $618,982     $435,517    $2,124,675   $1,471,256
Denominator:
  Average number of common shares outstanding        1,317,329    1,298,018     1,313,549    1,291,432
BASIC EARNINGS PER SHARE                                 $0.47        $0.34         $1.62        $1.14

Net income                                            $618,995     $435,532    $2,124,716   $1,471,301
Denominator:
  Average number of common shares outstanding        1,317,329    1,298,018     1,313,549    1,291,432
  Common share equivalents of outstanding stock
   options and deferred contingent common stock
   awards                                               22,773       21,211        22,478       19,767
Total shares                                         1,340,102    1,319,229     1,336,027    1,311,199
DILUTED EARNINGS PER SHARE                               $0.46        $0.33         $1.59        $1.12

                                 -9-

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                               AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998


RESULTS OF OPERATIONS


Management's discussion and analysis of results of operations for the 1998 third quarter and first nine months has been presented on an as-reported basis except for sales variation explanations which have been presented on an as-reported and pro forma basis. The pro forma sales results reflect businesses divested and acquired in 1998 and 1997 assuming the transactions had occurred as of January 1, 1997. This activity includes the divestitures of the Sherwood-Davis & Geck (effective February 27, 1998) and Storz Instrument Company (effective December 31, 1997) medical devices businesses, and the acquisition of the worldwide animal health business of Solvay S.A. (effective February 28, 1997). The pro forma sales results also include the reclassification of certain ophthalmic pharmaceutical sales from the medical devices business to pharmaceuticals (effective January 1, 1998) assuming the reclassification had occurred as of January 1, 1997.

On an as-reported basis, worldwide net sales for the 1998 third quarter and first nine months decreased 7% and 3% compared with prior year levels. On a pro forma basis, worldwide net sales increased 2% for the 1998 third quarter and 4% for the first nine months. The increases in pro forma worldwide net sales were due primarily to higher domestic sales of pharmaceuticals offset, in part, by unfavorable foreign exchange of 2% for the 1998 third quarter and 3% for the first nine months.

The following tables set forth worldwide net sales results by major product category and industry segment together with the percentage changes in "As-Reported" and "Pro Forma" worldwide net sales from the comparable periods in the prior year:



                                  THREE MONTHS       AS-REPORTED     PRO FORMA
($ IN MILLIONS)                ENDED SEPTEMBER 30,   % INCREASE      % INCREASE
NET SALES TO CUSTOMERS           1998        1997     (DECREASE)     (DECREASE)
Health Care Products:
  Pharmaceuticals              $2,357.3    $2,284.4      3%            3%
  Consumer Health Care            565.0       558.0      1%            1%
  Medical Devices                -            321.7    (100)%           -


Total Health Care Products      2,922.3     3,164.1     (8)%           2%

Agricultural Products             301.8       317.7     (5)%          (5)%


Consolidated Net Sales         $3,224.1    $3,481.8     (7)%           2%


                                 -10-

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                               AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998





                                  NINE MONTHS         AS-REPORTED    PRO FORMA
($ IN MILLIONS)                ENDED SEPTEMBER 30,    % INCREASE     % INCREASE
NET SALES TO CUSTOMERS           1998        1997      (DECREASE)    (DECREASE)
Health Care Products:
  Pharmaceuticals              $6,690.3    $6,317.3      6%            4%
  Consumer Health Care          1,521.8     1,499.3      1%            1%
  Medical Devices                 192.0       972.2     (80)%           -


Total Health Care Products      8,404.1     8,788.8     (4)%           4%

Agricultural Products           1,828.4     1,795.8      2%            2%


Consolidated Net Sales        $10,232.5   $10,584.6     (3)%           4%



The following sales variation explanations are presented on an as-reported and pro forma basis:

     On an as-reported basis, worldwide pharmaceutical sales increased 3% for the 1998 third quarter and 6% for the first nine months. On a pro forma basis, worldwide pharmaceutical sales increased 3% for the 1998 third quarter and 4% for the first nine months due primarily to higher sales of PREMARIN products, EFFEXOR, SYNVISC (introduced in the 1997 fourth quarter), NEUMEGA (introduced in the 1997 fourth quarter), ZIAC, BENEFIX and generic pharmaceuticals offset, in part, by the voluntary market withdrawal of the Company's antiobesity products in the 1997 third quarter and DURACT in the 1998 second quarter, and lower sales of ORUVAIL and biologicals. Worldwide pharmaceutical results for the 1998 third quarter also reflect lower sales of oral contraceptives while results for the first nine months also reflect higher sales of oral contraceptives offset, in part, by lower sales of LODINE. Worldwide pharmaceutical sales were impacted by unfavorable foreign exchange of 2% for the 1998 third quarter and 3% for the first nine months. On an as-reported basis, U.S. pharmaceutical sales increased 8% for the 1998 third quarter and 12% for the first nine months. On a pro forma basis, U.S. pharmaceutical sales increased 7% for the 1998 third quarter and 11% for the first nine months. The increase in pro forma U.S. pharmaceutical sales for the 1998 third quarter consisted of unit volume growth of 5% and price increases of 2%. The increase in pro forma U.S. pharmaceutical sales for the 1998 first nine months consisted of unit volume growth of 8% and price increases of 3%.

     The 1998 fourth quarter sales for the U.S. pharmaceutical business are anticipated to decrease versus the 1997 fourth quarter due, in part, to the impact of divested and discontinued products (NAPRELAN, VERELAN and DURACT), generic competition with respect to certain branded products

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                               AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998



     (CORDARONE-oral, ORUVAIL and LODINE) and decreases in sales of certain other pharmaceutical products. As a result, 1998 U.S. pharmaceutical sales, which had grown at 11% for the first nine months, are anticipated to increase on a full year basis at approximately a 5% to 6% rate. Most of the trends impacting the 1998 fourth quarter U.S. pharmaceutical sales are anticipated to continue through 1999 and are anticipated to be offset in the second half of 1999 by the expected introduction of new products.

     On an as-reported basis, international pharmaceutical sales decreased 4% for the 1998 third quarter and 2% for the first nine months. On a pro forma basis, international pharmaceutical sales decreased 4% for the 1998 third quarter and 5% for the first nine months. The decrease in pro forma international pharmaceutical sales for the 1998 third quarter consisted of price increases of 3% which were more than offset by unit volume decreases of 1% and unfavorable foreign exchange of 6%. The decrease in pro forma international pharmaceutical sales for the 1998 first nine months consisted of unit volume growth of 1% and price increases of 1% which were more than offset by unfavorable foreign exchange of 7%.

     On an as-reported and pro forma basis, worldwide consumer health care sales increased 1% for both the 1998 third quarter and the first nine months due primarily to higher sales of nutritional supplements, including CENTRUM products, CALTRATE, and Solgar products (acquired in the 1998 third quarter), and ADVIL offset, in part, by lower sales of cough/cold products and AXID AR and the effect of the disposal of several non-core products in 1997. Worldwide consumer health care sales were impacted by unfavorable foreign exchange of 2% for both the 1998 third quarter and first nine months. On an as-reported and pro forma basis, U.S. consumer health care sales increased 3% for both the 1998 third quarter and the first nine months. The increase in U.S. consumer health care sales for the 1998 third quarter consisted of unit volume growth of 3%. The increase in U.S. consumer health care sales for the 1998 first nine months consisted of unit volume growth of 2% and price increases of 1%.

     On an as-reported and pro forma basis, international consumer health care sales decreased 4% for the 1998 third quarter and 1% for the first nine months. The decrease in international consumer health care sales for the 1998 third quarter consisted of unit volume growth of 4% which was more than offset by price decreases of 2% and unfavorable foreign exchange of 6%. International consumer health care sales for the 1998 first nine months consisted of unit volume growth of 5% which was more than offset by unfavorable foreign exchange of 6%.

     On February 27, 1998, the Company sold the Sherwood-Davis & Geck medical devices business which resulted in a pre-tax gain of $592.1 million ($330.8 million after-tax). This transaction completed the Company's exit from the medical devices business. On an as reported basis, worldwide medical devices sales decreased 100% for the 1998 third quarter and 80% for the first nine months due primarily to the Sherwood-Davis & Geck divestiture as well as the sale of Storz Instrument Company effective December 31, 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                               AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998


     On an as reported and pro forma basis, worldwide agricultural products sales decreased 5% for the 1998 third quarter and increased 2% for the first nine months. Higher sales of RAPTOR (introduced in the 1997 second quarter) and ODYSSEY (introduced in the 1997 second quarter) herbicides, COUNTER insecticide and ACROBAT fungicide were more than offset for the 1998 third quarter and offset partially for the first nine months by lower sales of PURSUIT and SCEPTER herbicides due primarily to unfavorable weather conditions, introductory sales of RAPTOR and adverse competitive factors. Worldwide agricultural products sales were impacted by unfavorable foreign exchange of 3% for the 1998 third quarter and 2% for the first nine months. On an as-reported and pro forma basis, U.S. agricultural products sales decreased 29% for the 1998 third quarter and were comparable to prior year results for the first nine months. The decrease in U.S. agricultural products sales for the 1998 third quarter consisted of unit volume declines of 26% and price decreases of 3%. U.S. agricultural products sales for the 1998 first nine months consisted of price increases of 5% which were offset by unit volume declines of 5%.
     Due to the seasonality of the U.S. agricultural products business, which is concentrated primarily in the first six months of the year, U.S. agricultural products sales and results of operations for the 1998 third quarter and first nine months are not indicative of the results to be expected for the full year. However, the adverse competitive pricing pressures experienced in the 1998 third quarter and first nine months may continue into the first six months of 1999.

     On an as-reported and pro forma basis, international agricultural products sales increased 4% for both the 1998 third quarter and the first nine months. The increase in international agricultural products sales for the 1998 third quarter consisted of unit volume growth of 7% and price increases of 2% which were offset, in part, by unfavorable foreign exchange of 5%. The increase in international agricultural products sales for the 1998 first nine months consisted of unit volume growth of 9% which was offset, in part, by unfavorable foreign exchange of 5%.

Cost of goods sold, as a percentage of net sales, decreased to 25.1% for the 1998 third quarter and 26.7% for the first nine months compared to 27.9% for the 1997 third quarter and 28.9% for the first nine months due primarily to an overall product mix improvement as increased sales of higher margin pharmaceuticals partially replaced the loss of lower margin medical devices sales resulting from the divestitures of the Sherwood-Davis & Geck and Storz Instrument Company medical devices businesses.

Selling, general and administrative expenses, as a percentage of net sales, decreased to 36.0% for the 1998 third quarter and 36.7% for the first nine months versus 37.4% for the 1997 third quarter and 37.5% for the first nine months. Lower selling, general and administrative expenses resulting from the divestitures of the Sherwood-Davis & Geck and Storz Instrument Company medical devices businesses and lower marketing expenses for certain pharmaceuticals and consumer healthcare products were offset, in part, by additional expenses relating to information technology initiatives.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                               AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998


Research and development expenses increased 19% for the 1998 third quarter and 10% for the first nine months due primarily to higher pharmaceutical research and development expenditures, particularly in the biopharmaceutical area, offset, in part, by lower research and development expenses resulting from the divestitures of the Sherwood-Davis & Geck and Storz Instrument Company medical devices businesses.

Interest expense, net decreased 49% for the 1998 third quarter and 43% for first nine months due primarily to the reduction in long-term debt during the 1998 first quarter as the proceeds from the sale of the Sherwood-Davis & Geck medical devices business were used primarily to reduce outstanding commercial paper. Average long-term debt outstanding during the 1998 and 1997 third quarter was $3,884.0 million and $5,850.1 million, respectively. Average long-term debt outstanding during the 1998 and 1997 first nine months was $4,477.7 million and $5,884.2 million, respectively.

Other income, net for both the 1998 and 1997 third quarter and first nine months included gains on the sales of non-strategic assets, including certain non-core and generic product rights offset, in part, by foreign exchange losses. Other income, net for the 1997 first nine months also included the amount paid in settlement of a lawsuit brought by Johnson & Johnson and its wholly-owned subsidiary, Ortho Pharmaceutical Corporation. The settlement was offset by a previously established reserve for this litigation and a gain on the sale of the Company's investment in the common stock of certain publicly traded insurance companies.

On September 15, 1997, the Company announced the voluntary market withdrawal of fenfluramine, manufactured and sold under the name PONDIMIN, and dexfenfluramine, marketed under the name REDUX. The 1997 third quarter and first nine months results of operations included special charges aggregating $180.0 million ($117.0 million after-tax or $0.09 per share - basic and diluted). The special charges reflected the one-time costs associated with the voluntary market withdrawal and included provisions for product returns, notification and administrative handling fees, the writedown of inventory and supplies and other related costs. These costs did not include provisions for any subsequent charges which may result from legal actions related to these products.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                               AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998


The following table sets forth income before taxes by industry segment:

                                         THREE MONTHS             NINE MONTHS
($ IN MILLIONS)                       ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
INCOME BEFORE TAXES                    1998          1997         1998         1997
Health Care Products                 $1,004.0      $698.7 (1)  $2,372.7     $1,979.5 (1)
Agricultural Products                     9.3         9.1         484.1        440.3
Corporate                              (135.5)     (135.7)        249.5 (2)   (405.9)


Consolidated Income before Taxes       $877.8      $572.1      $3,106.3     $2,013.9

<F1>

(1) Includes the special charges for the voluntary market withdrawal of PONDIMIN and REDUX in the 1997 third quarter aggregating $180.0.

<F2>

(2) Includes the gain on the sale of the Sherwood-Davis & Geck medical devices business in the 1998 first quarter of $592.1.




The effective tax rate increased to 29.5% in the 1998 third quarter from 23.9% for the 1997 third quarter due primarily to goodwill basis differences for tax and financial reporting purposes on the sale of certain non-core product rights in the 1998 third quarter and the impact of the previously discussed special charges associated with the voluntary market withdrawal of PONDIMIN and REDUX in the 1997 third quarter. The effective tax rate increased to 31.6% for the 1998 first nine months from 26.9% for the 1997 first nine months due primarily to the previously discussed factors and the gain on the sale of the Sherwood-Davis & Geck medical devices business in the 1998 first quarter. The impact on the effective tax rate from the gain on the sale of the Sherwood-Davis & Geck medical devices business was due primarily to goodwill basis differences for tax and financial reporting purposes.

Net income, basic earnings per share and diluted earnings per share increased 42%, 38% and 39%, respectively, for the 1998 third quarter compared to the 1997 third quarter. Excluding the after-tax special charges for the voluntary market withdrawal of the Company's antiobesity products in the 1997 third quarter of $117.0 million ($0.09 per share-basic and diluted), net income, basic earnings per share and diluted earnings per share increased 12%, 9% and 10%, respectively, for the 1998 third quarter compared to the 1997 third quarter. Net income, basic earnings per share and diluted earnings per share increased 44%, 42%, and 42%, respectively, for the 1998 first nine months compared to the 1997 first nine months. Excluding the after-tax gain on the sale of the Sherwood-Davis & Geck medical devices business in the 1998 first quarter of $330.8 million ($0.25 per share-basic and diluted) and the previously discussed special charges in the 1997 third quarter, net income, basic earnings per share and diluted earnings per share increased 13%, 11% and 11%, respectively, for the 1998 first nine months compared to the 1997 first

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                               AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998


nine months. The increases in net income, basic earnings per share and diluted earnings per share for both the 1998 third quarter and first nine months, excluding the gain on the sale and the special charges, were greater than the as-reported net sales results due primarily to increased sales of higher margin pharmaceuticals which partially replaced the loss of lower margin medical devices sales, lower selling, general and administrative expenses and interest expense, net, and additional one-time gains from the sale of certain non-strategic assets offset, in part, by higher research and development expenses.

The 1998 fourth quarter results of operations are forecast to be comparable to the 1997 fourth quarter as the impact of the U.S. pharmaceutical sales declines will be offset by cost reductions and the planned disposal of certain non-core assets.

During the 1998 first quarter, the Company initiated a review of its worldwide manufacturing and distribution systems for all of its product lines. The results of this study will be announced in the 1998 fourth quarter at which time it is expected that a restructuring charge will be required.


YEAR 2000

As described below, the Company has recognized the importance of addressing Year 2000 problems and has committed substantial resources to identify and correct potential problems in order to minimize the impact on its business.

The Company's Year 2000 program is organized into three functional areas:
Information Technology (IT) which includes computer systems and related application software, Embedded Chips (EC) which are hidden internal components of many non-computer devices and machinery and Business Partners (BP) which include suppliers, customers and governmental agencies. The program methodology is organized into three phases: Phase I: Inventory, Assessment and Project Planning; Phase II: Remediation and Testing; and Phase III:
Certification, Implementation and Contingency Planning. A substantial portion of the Phase I activities for IT have been completed. Various Phase II activities for IT are in process or have been substantially completed with the application software returned to production. Similar to IT, a considerable amount of Phase I activities for EC have been completed. The mobilization of Phase II activities for EC is currently underway. The inventory of critical BP at most vital locations has been substantially completed. For all three functional areas, Phase I activities are expected to be completed by the end of the 1999 first quarter, Phase II activities are expected to be completed by the end of the 1999 second quarter and Phase III activities are expected to be completed by the end of the 1999 third quarter.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                               AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998


The costs of remediation and appropriate replacement projects for Year 2000 activities are not expected to have a material adverse effect on the Company's results of operations or financial position.

The Company has not yet formulated its most reasonably likely worst case scenario with respect to possible losses related to Year 2000 related problems. Based on current plans and efforts to date, the Company believes Year 2000 issues can be addressed according to its plans and does not anticipate any significant unforeseen events. However, if a worst case scenario comes to fruition, the Company has the ability and intends to expend the resources necessary to mitigate serious disruptions to business flows into the year 2000.

The Company is currently defining the Contingency Planning process and the tools necessary to assist in the development of an action plan. The Company will be developing business continuity plans for those areas that are critical to the Company's business. These business continuity plans will be designed to mitigate significant disruptions to business flows beyond the end of 1999.

The Year 2000 disclosures discussed above are based on numerous expectations which are subject to uncertainties. Certain risk factors which could have a material adverse effect on the Company's results of operations and financial condition include but are not limited to: failure to identify critical systems which will experience failures, errors in the remediation efforts, unexpected failures by key business partners, inability to obtain new replacements for non-compliant systems or equipment, failures by governmental agencies causing delays in approval of new products or sales of approved products, general economic downturn relating to Year 2000 failures in the U.S. and in other countries, failures in global banking systems and capital markets, or extended failures by public and private utility companies or common carriers supplying services to the Company.


EURO CURRENCY

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to adopt the "Euro" as a new common legal currency. The Company has evaluated the impact of the Euro conversion on its businesses. Critical areas of potential business impact have been identified and appropriate strategies are being developed. The costs related to the Euro conversion will not have a material adverse effect on the Company's financial position or results of operations. However, the conversion to the Euro may have competitive implications on the Company's pricing and marketing strategies, the total impact of which is not known at this time.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                               AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998


COMPETITION

The Company operates in the highly competitive healthcare and agrochemical industries. The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its sales or results of operations. However, PREMARIN, one of the Company's conjugated estrogens products, manufactured from pregnant mare's urine, is the market leader in its category and does contribute significantly to sales and results of operations. PREMARIN'S principal uses are to treat the symptoms of menopause and osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and some of these products have also obtained marketing approval for the treatment of osteoporosis. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN under many state laws and third party insurance payer plans. In May 1997, the U.S. Food and Drug Administration (FDA) announced it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and
PREMARIN.   Although the FDA has not approved any generic equivalent to
PREMARIN to date, PREMARIN will continue to be subject to competition from competing estrogen and other products for its approved indications, and may be subject to some form of generic competition from either natural or synthetic generic conjugated estrogens products in the future.


LIQUIDITY, FINANCIAL CONDITION AND CAPITAL RESOURCES

Cash and cash equivalents increased $609.4 million in the 1998 first nine months to $1,660.8 million. Proceeds from sale of business and sales of other assets of $2,192.3 million, cash flows from operating activities of $1,250.1 million and proceeds from the exercise of stock options of $374.5 million were used principally for long-term debt reduction of $1,141.0 million, dividend payments of $846.8 million, capital expenditures of $582.2 million and the purchase of the vitamin and nutritional supplement products business of Solgar Vitamin and Herb Company, Inc. for $425.0 million. Due to the seasonality of the U.S. agricultural products business, a significant portion of the annual U.S. agricultural products sales are recorded in the first six months of the year; however, a significant amount of the related accounts receivable are not collected until the third and fourth quarters. Capital expenditures included strategic investments in manufacturing and distribution facilities worldwide and expansion of the Company's research and development facilities.

At September 30, 1998, the fair value of the Company's long-term debt, including the current portion, was $4,190.7 million. If interest rates were to increase or decrease by one percentage point, the fair value of the long-term debt would decrease or increase by approximately $119.4 million.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                               AND RESULTS OF OPERATIONS

                THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998


Proceeds from the sale of the Sherwood-Davis & Geck medical devices business were used primarily to reduce outstanding commercial paper and terminate the Company's remaining $2.3 billion of interest rate swap agreements. The cost to unwind the interest rate swap agreements was charged against the gain on sale.

At September 30, 1998, the fair value of the $674.7 million notional amount of foreign exchange forward contracts was a net payable of $2.8 million. As foreign exchange rates change from period to period, the fluctuations in the fair value of the foreign exchange forward contracts are offset by fluctuations in the fair value of the underlying hedged transactions. If the value of the U.S. dollar were to increase or decrease by 10% in relation to all hedged foreign currencies, the net payable would increase or decrease by approximately $23.3 million.

Effective April 1, 1998, the Company reduced its $5 billion of revolving credit facilities to $2 billion by terminating the $2.5 billion, 364-day credit facility in its entirety and reducing the $2.5 billion, five-year credit facility to $2.0 billion. The remaining $2.0 billion, five-year credit facility supports the Company's commercial paper program and has a maturity date of July 31, 2002. At September 30, 1998, there were no borrowings outstanding under the remaining credit facility.

Effective October 21, 1998, the Company reinstated its common stock repurchase program which was rescinded on May 31, 1998 in connection with the previously proposed merger agreement with Monsanto which was terminated on October 13, 1998.

CAUTIONARY STATEMENTS FOR FORWARD LOOKING INFORMATION

Management's discussion and analysis set forth above contains certain forward looking statements, including, among other things, statements regarding the Company's financial position, results of operations, Year 2000, Euro Currency and potential competition. These forward looking statements are based on current expectations. Certain factors which could cause the Company's actual results to differ materially from expected and historical results have been identified by the Company in its other periodic reports filed with the Securities and Exchange Commission including the Company's 1997 Annual Report on Form 10-K and Exhibit 99 to such report, which exhibit is hereby incorporated by reference.

                         PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS


          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 1998 and June 30, 1998.

          As of November 10, 1998, there were 3,729 lawsuits pending against the Company in federal and state courts on behalf of approximately 41,350 plaintiffs alleging injuries as a result of use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel. Although approximately 70 of the cases have been filed as class actions, class certification has been denied in the federal actions as well as in every state in which the question has been considered. On December 6, 1994, the Judicial Panel on Multidistrict Litigation ("MDL") ordered that all NORPLANT SYSTEM lawsuits filed in federal courts be consolidated for pretrial proceedings in the U.S. District Court (E.D. Tex.) in Beaumont. The MDL proceedings now account for over three-fourths of the NORPLANT SYSTEM plaintiffs. Following the denial of class certification, the MDL court scheduled three "bellwether" trials, each involving the claims of five Texas plaintiffs. Rather than proceeding with the first of these trials as scheduled on February 24, 1996, the court entered summary judgment in favor of the Company on all of plaintiffs' claims. That decision is now on appeal to the U.S.
          Court of Appeals for the Fifth Circuit. All but two of the state NORPLANT SYSTEM cases involving the Company that have approached trial have either been dismissed by the courts or withdrawn by the plaintiffs. The first NORPLANT SYSTEM lawsuit to go to trial (Morales, et al. v. Wyeth-Ayerst Laboratories Division of American Home Products Corporation, et al., District Court, Hidalgo Cty., TX, No. C-1679-95-F) ended with a mistrial being declared on January 23, 1998, due to conflicts among plaintiffs' attorneys. The first NORPLANT SYSTEM case to reach a jury verdict (Gaytan, et al. v. Wyeth-Ayerst Laboratories Company, et al., District Court, Cameron Cty., Tex., No C-95-08-3985-A) resulted in a defense verdict on September 3, 1998. The Company will continue to contest the NORPLANT SYSTEM litigation vigorously.

          As of November 5, 1998, the Company has been served or is aware that it has been named as a defendant in 1,824 lawsuits as the manufacturer of PONDIMIN (fenfluramine hydrochloride) tablets C-IV and/or the distributor of REDUX (dexfenfluramine hydrochloride capsules) C-IV. Of the 1,824 lawsuits naming the Company as a defendant, 188 are actions that seek certification of a class, some on a national and others on a statewide basis. Of these 188 lawsuits, 147 are pending in the federal MDL proceedings and 41 are pending in various state courts. A number of the actions brought in state courts have been removed to federal courts. Individual plaintiffs have filed the remaining lawsuits: 607 individual lawsuits are pending in the federal MDL proceedings and 1,029 individual lawsuits are pending in various state courts. On December 10, 1997, the MDL panel transferred all pending federal lawsuits alleging injuries from the use of REDUX and/or PONDIMIN to the U.S. District Court (E.D. Pa.) in Philadelphia. Approximately 20 motions for class certification have been filed in the MDL proceedings, and the Court is expected to set those motions for argument in the First Quarter of 1999.

          The state cases are pending in 41 different states, with the bulk of the cases in California, Florida, Kentucky, New Jersey, New York, Oklahoma, Pennsylvania, Tennessee, Texas and Utah. In West Virginia (Adams, et al. v. American Home Products Corporation, et al., Circuit Court, Brooke Cty., No. 97-C-204 (1-11)) and in Florida (Petito, et al. v. A.H. Robins Company, Inc., et al., Circuit Court, Dade Cty., No. 97-26031 CA 21), state courts have dismissed plaintiffs' claims for medical monitoring on the grounds that no such cause of action exists within those jurisdictions. Courts in four states have decided motions by plaintiffs for class certification. Plaintiffs' motions were denied by courts sitting in New Jersey (Bonanno, et al.
          v. American Home Products Corp., et al., Superior Court, Middlesex Cty., No. L-346-98) and Arkansas (Baker, et al. v. Wyeth-Ayerst Laboratories Division, a Division of American Home Products Corporation, et al., Circuit Court, Washington Cty., No. CIV 97-1192), which found that certification was precluded by the myriad individual medical and legal issues presented by the plaintiffs' claims. In Texas (Earthman, et al. v. American Home Products Corporation, District Court, Montgomery Cty., No. 97-10-03790-CV), a state court has certified a class comprised of Texas residents who used REDUX and/or PONDIMIN for 60 days or more and who have not already filed an individual lawsuit. The class seeks "medical screening," which plaintiffs have defined as an initial echocardiogram, followed in certain cases by additional testing after one year. In Washington (St. John, et al. v. American Home Products Corporation, et al., Superior Court, Spokane Cty., No. 97-2-06368-4), a court has certified a class of Washington residents seeking medical monitoring in connection with their use of REDUX and/or PONDIMIN. Neither the definition of the Washington class nor the specific form of monitoring sought has yet been particularized. The Company will appeal both the Texas and Washington decisions. The Company intends to defend all of the REDUX and PONDIMIN litigation vigorously.


          The patent infringement action brought by McNeilab Inc. against Scandipharm (No. 92-7403, E.D.Pa.) seeking $77 million (plus $10 million in interest) has been settled by the Company for $24 million (of which $6 million will be contributed by a third party). Pursuant to the settlement, the Company received a fully paid-up license from McNeil enabling the Company's subsidiary, Eurand Microencapsulation, S.A., to continue to sell pancreatic tablets.

          In University of Colorado et al. v. American Cyanamid (Docket No. 93-K-1657, D.Col.), in which American Cyanamid has appealed the District Court's award of damages for alleged misappropriation of ideas regarding the formula for the current MATERNA Multi-Vitamins, plaintiffs have cross-appealed the District Court's decisions denying damages on the copyright claim, denying plaintiffs post-trial motions regarding the calculation of damages and all other orders entered against the plaintiffs by the District Court.

          In the brand name prescription drug antitrust litigation, the Company has settled the following cases brought by retailers that opted out of the federal class action case: Albertson's, Inc., et al. v. Abbott Labs., et al (Docket No. 94-C-3669, S.D.Ohio).; American Drug Stores, Inc. v. Abbott Labs., et al. (Docket No. 97-C-8076, N.D.Ill.); Eckerd Corp. v. Abbott Labs., et al. (Docket No. 97-C-8075, N.D.Ill.); and two groups of cases brought by retail pharmacies, one involving five complaints with multiple plaintiffs and the other involving 113 complaints with multiple plaintiffs. The settlements, which are not material to the Company, provide that they shall not be deemed to be an admission of or evidence of any violation of any statute or law or of any liability or wrongdoing by the Company.

          The Company has agreed to settle a purported class action in state court in Tennessee, Fox v. American Cyanamid Company (No.19,996, Ch.Ct.Tenn.), alleging violations of state antitrust and consumer protection laws by Cyanamid concerning pricing practices relating to marketing programs for crop protection products. The settlement, which is subject to court approval and is not material to the Company, is not an admission of or evidence of any violation of any statute or law or of any liability or wrongdoing by the Company.

          The Company has been named as a defendant in five lawsuits in which plaintiffs purport to represent a statewide class of health care workers who have been injured by needle and syringe devices manufactured by the Company's former Sherwood-Davis & Geck subsidiary ("Sherwood"). The complaints have been filed in Texas, Ohio, California, Alabama and Oklahoma and contain virtually identical allegations. (Calvin v. AHPC, et al., No. 342-173329-98, Dist. Ct., Tarrant Cty., TX; Chavez v. AHPC, et al., No.722978, Super. Ct., San Diego Cty., CA; Daniels v. AHPC, et al., No.2757-G, Circ. Ct., Montgomery Cty., AL; Palmer v. AHPC, et al., No. CJ-98-685, Dist. Ct., Sequoyah Cty., OK; Grant v. AHPC, et al., No. C2-98-344, U.S.D.C., S. D. Ohio). Each names the Company, Becton Dickinson and Company, Sherwood's largest competitor, and Tyco International
          (U.S.) Inc., Sherwood's current parent corporation, as well as several distributors of medical devices. The complaints allege that the needle and syringe devices designed and manufactured by Sherwood are defective in that they expose healthcare workers to the risk of accidental needlesticks and the resultant possibility of acquiring blood-borne diseases. Each named plaintiff seeks to represent a statewide class of healthcare workers who have sustained a "contaminated" needlestick; reported the incident to their employer and have tested negative for a blood-borne disease.

          The complaints seek recovery for the costs of treating the needlesticks and for the emotional distress allegedly arising out of the fear of contracting a disease from the incidents. The Company is being defended and indemnified in each of these cases by Tyco with respect to injuries alleged to have occurred after February 27, 1998, the date of the closing of the sale of Sherwood to Tyco. The Company remains responsible for injuries occurring prior to that date and is defending and indemnifying Tyco for those injuries. A class has not been certified in any of the cases. The Company will defend the needlestick litigation vigorously.

          In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations in any one accounting period.


Item 5.   OTHER INFORMATION

          Under rules recently adopted by the Securities and Exchange Commission, if a stockholder notifies the Company of such stockholder's intent to present a proposal for consideration at the Company's 1999 Annual Meeting of Stockholders after February 8, 1999, the Company, acting through the persons named as proxies in the proxy materials for such meeting, may exercise discretionary voting authority with respect to such proposal without including information regarding such proposal in its proxy materials.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits


               Exhibit No.  Description

               (27.1) Financial Data Schedule - Nine Months Ended September 30, 1998.

               (27.2) Restated Financial Data Schedule - Nine Months Ended September 30, 1997.


          (b)  Reports on Form 8-K

               A Current Report on Form 8-K regarding the Company's termination of the merger agreement with Monsanto Company was filed on October 13, 1998.

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

                       AMERICAN HOME PRODUCTS CORPORATION

                                  (Registrant)


                         By /s/ Paul J. Jones

                                Paul J. Jones
                         Vice President and Comptroller
                           (Duly Authorized Signatory
                         and Chief Accounting Officer)


Date:  November 16, 1998

                                EXHIBIT INDEX



Exhibit No.    Description


  (27.1)       Financial Data Schedule - Nine Months Ended September 30, 1998.

  (27.2)       Restated Financial Data Schedule - Nine Months Ended
               September 30, 1997.






                                 EX-1