Form 10-K405
period 1998-12-31
AMERICAN HOME PRODUCTS CORP
filed 1999-03-29
CIK 5187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        Commission file number
  December 31, 1998                                     1-1225

                 AMERICAN HOME PRODUCTS CORPORATION
       (Exact name of registrant as specified in its charter)

            Delaware                                    13-2526821
 (State or other jurisdiction of            (I.R.S. Employer Identification
 incorporation or organization)                         Number)

 Five Giralda Farms, Madison, NJ                        07940-0874
(Address of Principal Executive Offices)                (Zip Code)


Registrant's telephone number, including area code           (973) 660-5000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. (The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing).

Aggregate market value at March 15, 1999                  $87,622,827,443

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date (applicable only to corporate registrants).

                                                          Outstanding at
                                                          March 15, 1999

Common Stock, $0.33 - 1/3 par value                       1,311,379,350

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

(1) 1998 Annual Report to Shareholders - In Parts I, II and IV
(2) Proxy Statement filed March 18, 1999 - In Part III

                                     PART I

ITEM 1. BUSINESS

        General

        American Home Products Corporation (the "Company" or "AHPC"), a
        Delaware corporation organized in 1926, is currently engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in three primary businesses:
        Pharmaceuticals, Consumer Health Care and Agricultural Products. Pharmaceuticals include branded and generic ethical pharmaceuticals, biologicals, nutritionals, and animal biologicals and pharmaceuticals. Principal products include women's health care products, cardiovascular products, neuroscience therapies, anti-inflammatory and gastroenterology drugs, anti-infectives, vaccines, biopharmaceuticals, oncology therapies and infant nutritionals. Principal animal health products include vaccines, pharmaceuticals, endectocides and growth implants. Consumer Health Care products include analgesics, cough/cold/allergy remedies, nutritional supplements including vitamins, minerals and herbal products, and hemorrhoidal, antacid and asthma relief items sold over-the-counter. Agricultural Products include crop protection and pest control products such as herbicides, insecticides, fungicides and plant growth regulators.

        In July 1998, the Company purchased the vitamin and nutritional supplement products business of Solgar Vitamin and Herb Company Inc. and its related affiliates ("Solgar") for approximately $425 million in cash.

        In February 1998, the Company sold the Sherwood-Davis & Geck medical devices business for approximately $1.770 billion. This transaction completed the Company's exit from the medical devices business.

        In December 1997, the Company sold the stock of Storz Instrument Company and affiliated companies, a global manufacturer and marketer of ophthalmic products, and certain related assets for approximately $380 million.

        In February 1997, the Company purchased the worldwide animal health business of Solvay S.A. for approximately $460 million.

        In December 1996, the Company purchased the remaining equity interest in the biopharmaceutical company, Genetics Institute, Inc. ("G.I."), that it did not already own for approximately $1.279 billion.

        In November 1996, the Company sold a majority interest in the American Home Foods business for approximately $1.209 billion. The Company initially retained a 20% equity interest in International Home Foods, the successor to American Home Foods. During 1998 and 1997, the Company sold its remaining equity interest in International Home Foods.

        In late 1994, the Company purchased the outstanding common stock of American Cyanamid Company ("Cyanamid"). The aggregate purchase price to acquire all of Cyanamid including acquisition-related fees and expenses was approximately $9.6 billion.

        Additional information relating to the Solgar, Solvay S.A., and G.I. acquisitions, the Sherwood-Davis & Geck, Storz and American Home Foods dispositions, and certain other acquisitions and divestitures is set forth in Notes 2 and 3 of the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

        Unless stated to the contrary, or unless the context otherwise requires, references to the Company in this report include American Home Products Corporation and its majority-owned subsidiaries.

        Operating Segments

        Financial information, by operating segment, for the three years ended December 31, 1998 is set forth in Note 11 of the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

        The Company is not dependent on any single or major group of customers for its sales. The Company has four reportable segments as outlined below. The product designations appearing in differentiated type herein are trademarks.

        PHARMACEUTICALS SEGMENT -

        The Pharmaceuticals segment manufactures, distributes, and sells branded and generic ethical pharmaceuticals, biologicals, nutritionals, and animal biologicals and pharmaceuticals. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers, veterinarians and other human and animal health care institutions. Some of these sales are made to large buying groups representing certain of these customers. Principal product categories for human use and their respective products are: women's health care products including PREMARIN, PREMPRO, PREMPHASE, LO/OVRAL (marketed as MIN-OVRAL internationally), NORDETTE and TRIPHASIL (marketed as TRINORDIOL internationally); infant nutritionals including S26 and 2ND AGE PROMIL (international markets only); cardiovascular products including CORDARONE and ZIAC; neuroscience therapies including ATIVAN, EFFEXOR and EFFEXOR XR; anti-inflammatory and gastroenterology drugs including LODINE and ZOTON (international markets only); anti-infectives including MINOCIN and ZOSYN (marketed as TAZOCIN internationally); vaccines; biopharmaceuticals including BENEFIX Coagulation Factor IX (Recombinant) and recombinant Factor VIII; and oncology therapies. Principal animal health product categories include vaccines, pharmaceuticals (including anthelmintics), endectocides including CYDECTIN, and growth implants. The Company manufactures these products in the United States and Puerto Rico and in 21 foreign countries.

        Sales of women's health care products in the aggregate, and the PREMARIN family of products individually, accounted for more than 10% of consolidated net sales in 1998. Sales of women's health care products in the aggregate accounted for more than 10% of consolidated net sales in 1997 and 1996. Operating income before taxes from women's health care products in the aggregate, and the PREMARIN family of products individually, accounted for more than 10% of consolidated operating income before taxes in 1998, 1997 and 1996. Except for the products noted above, no other single pharmaceutical product or category of products accounted for more than 10% of consolidated net sales or operating income before taxes in 1998, 1997 or 1996.

        CONSUMER HEALTH CARE SEGMENT -

        The Consumer Health Care segment manufactures, distributes and sells over-the-counter products. Principle over-the-counter health care product categories and their respective products are: analgesics including ADVIL; cough/cold/allergy remedies including ROBITUSSIN and DIMETAPP; nutritional supplements including CENTRUM and CENTRUM SILVER vitamins, CENTRUM herbals and SOLGAR vitamins and herbal products; and hemorrhoidal, antacid and asthma relief items. These products are generally sold to wholesalers and retailers, and are primarily promoted to consumers worldwide through advertising. These products are manufactured in the United States and Puerto Rico and in 16 foreign countries.

        No single consumer health care product or category of products accounted for more than 10% of consolidated net sales or operating income before taxes in 1998, 1997 or 1996.

        AGRICULTURAL PRODUCTS SEGMENT -

        The Agricultural Products segment manufactures, distributes and sells crop protection and pest control products. Principal agricultural product categories and their respective products are: herbicides including PURSUIT (marketed as PIVOT internationally), PROWL (marketed as STOMP internationally) and RAPTOR; insecticides including COUNTER; fungicides and plant growth regulators which are promoted to consumers worldwide and generally sold directly to wholesalers and retailers. In addition to the United States and Puerto Rico, these products are manufactured in eight foreign countries.

        No single agricultural product or category of products accounted for more than 10% of consolidated net sales or operating income before taxes in 1998, 1997 or 1996.

        CORPORATE AND ALL OTHER SEGMENT -

        Corporate is responsible for the treasury, tax, legal and compliance operations of the Company's businesses and incurs and maintains certain assets, liabilities, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments. These items include interest expense, net, gains on the sales of businesses, investments and other Corporate assets, certain litigation provisions and other miscellaneous items. All Other consists of certain divested businesses. Prior to December 31, 1998, the Company operated in the medical devices and food products businesses. The medical devices business, which the Company exited completely in February 1998, manufactured, distributed and sold medical devices products, which included needles and syringes, tubes, catheters, wound closure products, ophthalmic surgical equipment, enteral feeding systems, microsurgical equipment and other hospital products. The food products business, which was sold in November 1996, manufactured, distributed and sold food products, which included prepared pastas and other entrees, regional specialty foods, condiments, snack products, spreadable fruit products and other food products.

        No single medical device or food product or category of products accounted for more than 10% of consolidated net sales or operating income before taxes in 1998, 1997 or 1996.

        Sources and Availability of Raw Materials

        Generally, raw materials and packaging supplies are purchased in the open market from various outside vendors. The loss of any one source of supply would not have a material adverse effect on the Company's future results of operations. However, finished dosage forms of ENBREL are produced by one third-party manufacturer.

        Patents and Trademarks

        The Company owns, has applications pending for, and is licensed under many patents relating to a wide variety of products. The Company believes that its patents and licenses are important to its business, but no one patent or license (or group of related patents or licenses) currently is of material importance in relation to its business as a whole.

        In the pharmaceuticals business, many of the Company's major products are not protected by patents. LODINE XL, a product extension of LODINE, will have patent protection until at least 2007. ZIAC, a combination beta blocker and diuretic, will have patent protection until at least 2000. SYNVISC, a visco supplementation for treatment of osteoarthritis of the knee, will have patent protection until at least 2010. The anti-infective ZOSYN will have patent protection until at least 2007. The anti-depressant EFFEXOR will have patent protection until at least 2007. SUPRAX, a third-generation cephalosporin antibiotic, remains under patent protection until at least 2002. PREMPRO, a combination estrogen and progestin product, will have patent protection until at least 2015. Concentrated recombinant human antihemophilic factor (Factor VIII), a product that helps regulate activation of the body's coagulation pathway, will have patent protection until 2014. CYDECTIN, a moxidectin product to control parasites in animals, will have patent protection until at least 2011.

        Sales in the consumer health care business are largely supported by the Company's trademarks and brand names. These trademarks and brand names are a significant part of the Company's business and have a perpetual life as long as they remain in use. See "Competition" below for a discussion of generic and store brands competition.

        In the agricultural products business, the imidazolinone herbicide products SCEPTER and PURSUIT will have patent protection until at least 2006 and RAPTOR will have patent protection until at least
        2011. ACROBAT, a fungicide, will have patent protection until at least 2016.

        Seasonality

        Sales and results of operations of the U.S. agricultural products business are seasonal and tend to be heavily concentrated in the first six months of each year. Sales of consumer health care products are affected by seasonal demand for cough/cold products and, as a result, second quarter results for consumer health care products tend to be lower than results in other quarters.

        Competition

        PHARMACEUTICALS -

        The Company operates in the highly competitive pharmaceutical industry which includes the ethical pharmaceutical and animal health businesses. Within these businesses, the Company has many major multinational competitors and numerous smaller domestic and foreign competitors. Based on net sales, the Company believes it ranks within the top 10 major competitors within the ethical pharmaceutical industry and ranks within the top five major competitors within the animal health industry.

        The Company's competitive position is affected by several factors including resources available to develop, enhance and promote products, customer acceptance, product quality, patent protection, development of alternative therapies by competitors, scientific and technological advances and governmental actions affecting pricing and generic substitutes. The growth of managed care organizations, such as health maintenance organizations and pharmaceutical benefit management companies, has resulted in increased competitive pressures. The continued growth of generic substitutes is further promoted by legislation, regulation and various incentives enacted and promulgated in both the public and private sectors.

        PREMARIN, one of the Company's conjugated estrogens products manufactured from pregnant mare's urine, which has not had patent protection for many years, is the leader in its category and contributes significantly to sales and results of operations. PREMARIN's principal uses are to manage the symptoms of menopause and osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and some of these products also have obtained marketing approval for the treatment of osteoporosis. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, could be routinely substitutable for PREMARIN under many state laws and third-party insurance payer plans. In May 1997, the U.S. Food and Drug

        Administration ("FDA") announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to some form of generic competition from either natural or synthetic generic conjugated estrogens products in the future.

        Health care costs will continue to be the subject of attention in both the public and private sectors in the United States. Similarly, in international markets, health care spending is subject to increasing governmental review, much of which is focused on pharmaceutical prices. While the Company cannot predict the impact that any future health care initiatives may have on the Company's worldwide results of operations, the Company believes that the pharmaceutical industry will continue to play a very positive role in helping to contain global health care costs through the development of innovative products.

        CONSUMER HEALTH CARE -

        The consumer health care business has many competitors. Based on net sales, the Company believes it ranks within the top five major competitors within the consumer health care industry. The Company's competitive position is affected by several factors including resources available to develop, enhance and promote products, customer acceptance, product quality, development of alternative therapies by competitors, and scientific and technological advances.

        The growth of generic and store brands continued to impact some of the Company's consumer health care branded product line categories in 1998 and is expected to continue during 1999.

        AGRICULTURAL PRODUCTS -

        The Company operates in the highly competitive agrochemical industry. The agricultural products business has over 40 competitors worldwide and ranks in the top 10 based on net sales. Among these companies, the top 10 competitors are multinational, representing over 85% of the sales in the agrochemical market. Competitive factors include product efficacy, distribution channels and resource availability for development of new products and improvement of existing ones. There can also be generic competition when products are no longer patent protected. Additionally, the rapid acceptance of genetically modified seed, particularly for soybeans, has generated competition from agricultural products not traditionally used on crops grown from conventional seed. It is anticipated that approximately 50% of the soybean crop in the United States and approximately 20% of the soybean crop outside the United States will be genetically modified in 1999 compared to 38% and 6% in 1998, respectively, which could have an adverse effect on the results of operations of the agricultural products business in 1999 and thereafter.

        GENERAL -

        In all business segments, advertising and promotional expenditures are significant costs to the Company and are necessary to effectively communicate information concerning the Company's products to health professionals, to the trade and to consumers.

        Research and Development

        Worldwide research and development activities are focused on developing and bringing to market new products to treat and/or prevent some of the most serious health care and agricultural problems. Research and development expenditures totaled $1,654,745,000 in 1998, $1,558,035,000 in 1997 and $1,429,056,000 in 1996 with approximately 84%
        of these expenditures in the ethical pharmaceutical area in 1998.

        The Company currently has five New Drug Applications and 20
        Supplemental Drug Applications filed with the FDA for review, and 125 active Investigational New Drug Applications and one Biologics License Application pending. During 1998, several major collaborative research and development arrangements were commenced or continued with other pharmaceutical and biotechnology companies. Additionally, the animal health business has 58 Veterinary Biologics License Applications awaiting approval by the United States Department of Agriculture ("USDA") and the agricultural products business has 28 applications and the animal health business has one application for new products and/or expanded use of existing products awaiting approval by the United States Environmental Protection Agency ("EPA").

        In 1998, FDA approval was granted for ENBREL, a first-in-class, breakthrough product for the treatment of rheumatoid arthritis jointly marketed in the United States by the Company and Immunex Corporation, a majority-owned company. During 1998, the Company also received FDA approval for the non-steroidal anti-inflammatory product LODINE XL 500 mg. tablets, the combination estrogen and progestin hormone replacement product PREMPRO 0.625 mg./5 mg. tablet, the vaccine ROTASHIELD, for use in the prevention of rotavirus gastroenteritis, the anti-infectives product ZOSYN GALAXY SYSTEM, the animal health care endectocide product CYDECTIN Pour-On (moxidectin), to treat beef cattle affected by parasites, ETOGESIC (etodolac), a non-steroidal anti-inflammatory to treat osteoarthritis in dogs, and the over-the-counter product ADVIL Pediatric Drops and Chewable Tablets. In 1998, the Company also received EPA approval for ACROBAT MZ, a fungicide product.

        Regulation

        The Company's various health care and agricultural products are subject to regulation by government agencies throughout the world. The primary emphasis of these requirements is to assure the safety and effectiveness of the Company's products. In the United States, the FDA, under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act, regulates many of the Company's health care products, including human and animal pharmaceuticals, vaccines, consumer health care products and dietary supplements. The Federal Trade Commission ("FTC") has the authority to regulate the promotion and advertising of the consumer health care products including over-the-counter drugs and dietary supplements. The USDA regulates the Company's domestic animal vaccine products. The FDA's enforcement powers include the imposition of criminal and civil sanctions against companies, including seizures of regulated products and criminal sanctions against individuals. The FDA's enforcement powers also include its inspection of the numerous facilities operated by the Company. To facilitate compliance, the Company from time to time may institute voluntary compliance actions such as product recalls when it believes it is appropriate to do so. In addition, many states have similar regulatory requirements. Most of the Company's pharmaceutical products, and an increasing number of its consumer health care products, are regulated under the FDA's new drug approval processes, which mandate pre-market approval of all new drugs. Such processes require extensive time, testing and documentation for approval, resulting in significant costs for new product introductions. The Company's U.S. pharmaceutical business is also affected by the Controlled Substances Act, administered by the Drug Enforcement Administration, which regulates strictly all narcotic and habit-forming drug substances. In addition, in the foreign countries where the Company does business, it is subject to regulatory and legislative climates that, in many instances, are similar to or more restrictive than that described above. The Company devotes significant resources to dealing with the extensive federal, state and local regulatory requirements applicable to its products in the United States and internationally.

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

        Additional information on environmental matters is set forth in Notes 5 and 10 of the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

        Employees

        At the end of 1998, the Company had 52,984 employees worldwide, with 27,447 employed in the United States including Puerto Rico. Approximately 27% of worldwide employees are represented by various collective bargaining groups. Relations with most organized labor groups remain relatively stable.

        Financial Information about the Company's Foreign and Domestic
        Operations

        Financial information about international and United States operations for the three years ended December 31, 1998 is set forth in Note 11 of the Notes to Consolidated Financial Statements in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

        The Company's operations outside the United States are conducted primarily through subsidiaries. International sales in 1998 amounted to 43% of the Company's total worldwide sales.

        The Company's international businesses are subject to risks of currency fluctuations, governmental actions and other governmental proceedings which are inherent in conducting business outside of the United States. The Company does not regard these factors as deterrents to maintaining or expanding its non-U.S. operations. Additional information about international operations, specifically the Asian-Pacific region, is set forth in Liquidity, Financial Condition and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2. PROPERTIES

        The Company's corporate headquarters and the headquarters of its domestic consumer health care business are located in Madison, New Jersey. The Company's domestic and international ethical pharmaceutical operations and its international consumer health care business are headquartered in three executive/administrative buildings in Radnor and St. Davids, Pennsylvania. The Company's animal health business is headquartered in Overland Park, Kansas. The agricultural products business maintains its headquarters in Parsippany, New Jersey. The Company's foreign subsidiaries and affiliates, which generally own their properties, have manufacturing facilities in 23 countries outside the United States. The following are the principal manufacturing plants (M) and research laboratories (R) of the Company as of December 31, 1998:

        Pharmaceuticals and Consumer Health Care:

           United States:
           Charles City, Iowa (M)
           Fort Dodge, Iowa (M, R)
           Andover, Massachusetts (M, R)
           Cambridge, Massachusetts (R)
           Cherry Hill, New Jersey (M, R)
           Princeton, New Jersey (R)
           Chazy, New York (R)
           Pearl River, New York (M, R)
           Rouses Point, New York (M, R)
           Sanford, North Carolina (M)
           Marietta, Pennsylvania (M, R)
           Radnor, Pennsylvania (R)
           West Chester, Pennsylvania (M)
           Carolina, Puerto Rico (M)
           Guayama, Puerto Rico (M)
           Georgia, Vermont (M)
           Richmond, Virginia (M, R)

           International:
           St. Laurent, Canada (M, R)
           Suzhou, China (M)
           Munster, Germany (M)
           Havant, Great Britain (M, R)
           Askeaton, Ireland (M, R)
           Newbridge, Ireland (M)
           Catania, Italy (M, R)
           Cabuyao, Philippines (M)
           Hsin-Chu Hsien, Taiwan (M)

        All of the above facilities are exclusively pharmaceuticals facilities except for Pearl River, New York, Rouses Point, New York, Guayama, Puerto Rico, Richmond, Virginia, St. Laurent, Canada, Suzhou, China, Munster, Germany, Havant, Great Britain, Newbridge, Ireland and Hsin-Chu Hsien, Taiwan which are both pharmaceutical and consumer health care facilities.

        Agricultural Products:

           United States:
           Hannibal, Missouri (M)
           Princeton, New Jersey (R)

           International:
           Paulinia, Brazil (M)
           Resende, Brazil (M)
           Genay, France (M)
           Schwabenheim, Germany (R)

        All of the above properties are owned except certain facilities in Cambridge, Massachusetts, Cherry Hill, New Jersey, Guayama, Puerto Rico and Suzhou, China which are under lease. The Company also owns or leases a number of other smaller properties worldwide which are used for manufacturing, research, warehousing and office space.

ITEM 3. LEGAL PROCEEDINGS

        The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims.

        On September 15, 1997, the Company's Wyeth-Ayerst Laboratories division, the manufacturer of PONDIMIN (fenfluramine hydrochloride) tablets C-IV and the distributor of REDUX (dexfenfluramine hydrochloride capsules) C-IV, announced a voluntary and immediate withdrawal of these antiobesity medications. The Company took this action on the basis of new, preliminary information provided to the Company on September 12, 1997 by the FDA regarding heart valve abnormalities in patients using these medications. The Company estimates that approximately six million people used these medications in the United States.

        As of March 22, 1999, the Company has been served or is aware that it has been named as a defendant in 2,615 lawsuits as the manufacturer of PONDIMIN and/or the distributor of REDUX. These lawsuits have been filed on behalf of individuals who claim to have been injured as a result of their use of PONDIMIN and/or REDUX, either individually or in combination with the prescription drug phentermine (which the Company does not manufacture, distribute or market). The lawsuits also often name as defendants other distributors and/or retailers of PONDIMIN and/or REDUX, the manufacturers, distributors and/or retailers of phentermine and physicians or other health care providers. The Company anticipates that it will be named as a defendant in an unknown number of additional PONDIMIN and/or REDUX lawsuits in the future.

        Of the 2,615 lawsuits naming the Company as a defendant, 70 are actions that seek certification of a class, some on a national and others on a statewide basis. Of these 70 lawsuits, 29 are pending in various federal district courts and 41 are pending in various state courts. A number of the actions brought in state courts have been removed to federal courts. Individual plaintiffs have filed the remaining lawsuits: 833 individual lawsuits are pending in various federal district courts and 1,712 individual lawsuits are pending in various state courts. On December 10, 1997, the federal Judicial Panel on Multi-District Litigation ("MDL") transferred all pending federal lawsuits alleging injuries from the use of REDUX and/or PONDIMIN to the U.S. District Court for the Eastern District of Pennsylvania, where they are being coordinated for all pretrial purposes before U.S. District Judge Louis C. Bechtle. The state cases are pending in 45 different states or jurisdictions, with the bulk of the cases in Alabama, California, Florida, Kentucky, New Jersey, New York, Oklahoma, Pennsylvania, Texas and Utah.

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

        Motions to certify a class of state residents who used REDUX or PONDIMIN and who are seeking medical monitoring or surveillance for possible injuries have been granted in Illinois (Rhyne, et al. v. AHPC, et al., Circuit Court, Chancery Division, Cook Cty., No. 98-CH-04099); New Jersey (Vadino, et al. v. AHPC, et al., Superior Court, Middlesex Cty., No. MID-L-425-98); Pennsylvania (In re Pennsylvania Diet Drugs Litigation, Court of Common Pleas, Philadelphia Cty., No. 9709-3162); Texas (Earthman, et al. v. AHPC, District Court, Montgomery Cty., No. 97-10-03790-CV); Washington (St. John, et al. v. AHPC, et al., Superior Court, Spokane Cty., No. 97-2-06368-4); and West Virginia (Burch, et al.
        v. AHPC, et al., Circuit Court, Brooke Cty., No. 97-C-204 (1-11)). All of these decisions have been or will be appealed. In Arkansas (Baker, et al. v. Wyeth-Ayerst Laboratories, et al., Circuit Court, Washington Cty., No. CIV 97-1192), the court found that certification was precluded by the myriad individual medical and legal issues presented by the plaintiffs' claims. Class certification will be briefed and argued in 1999 in Iowa, Kentucky, Montana and New York. In Florida (Petito, et al.
        v. A.H. Robins Company, Inc., et al., Circuit Court, Dade Cty., No. 97-26031 CA 21), the court has dismissed plaintiffs' claims for medical monitoring on the grounds that no such cause of action exists under Florida law. In the federal MDL proceedings, plaintiffs in 28 separate actions have filed a total of 17 motions seeking class certification for a variety of classes. The court heard argument on the motions on March 17, 1999. Several individual state cases are also expected to go to trial during 1999.

        The Company is also named as a defendant in two shareholder lawsuits arising out of the REDUX and PONDIMIN withdrawal. Oran, et al.
        v. Stafford, et al. (No. 97-CV-4513 (NHP), U.S.D.C., D.N.J.), which was commenced on September 18, 1997, is a securities fraud putative class action in which plaintiffs allege, on behalf of a class of individuals who purchased shares of AHPC Common Stock on the open market during the period from March 1, 1997 through September 16, 1997, that the Company (and nine officers and directors named as controlling persons under section 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act")) engaged in a plan to defraud the market and purchasers of AHPC Common Stock in violation of section 10(b) of the Exchange Act and SEC Rule 10b-5 by failing to disclose material facts or making material misstatements of fact regarding alleged adverse events associated with REDUX and PONDIMIN, in particular the alleged association between those two products and valvular heart disease. Plaintiffs' amended complaint also includes claims for negligent misrepresentation and common law fraud and deceit. Plaintiffs seek compensatory damages for themselves and for the class. On February 5, 1999, the Oran case was dismissed with prejudice by the U.S. District Court for the District of New Jersey. Plaintiffs have filed a Notice of Appeal to the U.S. Court of Appeals for the Third Circuit. Grill v. Stafford, et al., (No. MRS-L-164-98, N.J. Sup. Ct., Morris Cty.), which was commenced on January 14, 1998, is a shareholder derivative action filed against the Company, the directors (other than Mr. Essner), a former director and officer of the Company, and certain officers which seeks to recover any losses or damages sustained by the Company, as well as profits from the sale of stock by present and former officers and directors, as a result of alleged intentional, reckless or negligent breaches of fiduciary duty by the defendants. The complaint contains allegations of material misstatements and omissions regarding alleged adverse events associated with REDUX and PONDIMIN similar to those described above and alleges that the defendants' actions have exposed the Company to liability for personal injury lawsuits and securities claims.

        The Company believes that it has meritorious defenses to these actions and that it has acted properly at all times in dealing with REDUX and PONDIMIN matters. The Company intends to defend all of the REDUX and PONDIMIN litigation vigorously.

        As of March 22, 1999, there were pending against the Company approximately 3,730 lawsuits in federal or state courts on behalf of approximately 41,082 plaintiffs alleging injuries as a result of use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel. Although approximately 60 of the cases have been filed as class actions, class certification has been denied in the federal actions. It has also been denied in each of the four states that have decided motions for class certification. In West Virginia, where the court had indicated during 1998 that it would certify a statewide class of NORPLANT users, plaintiffs have moved the court for the entry of a class certification order and a hearing on that motion is scheduled for March 31, 1999 (Ramey, et al. v. Harts Health Clinic, Inc., Circuit Court, Lincoln Cty., West Virginia, No. 97-C-132). A motion to certify a class of Louisiana NORPLANT users is also expected to be heard during 1999. On December 6, 1994, the MDL ordered that all NORPLANT SYSTEM lawsuits filed in federal courts be consolidated for pretrial proceedings in the U.S. District Court (E.D. Tex.) in Beaumont. The MDL proceedings now account for approximately 30,000 of the NORPLANT SYSTEM plaintiffs. Following the denial of class certification at the federal level, the MDL court scheduled three "bellwether" trials, each involving the claims of five Texas plaintiffs. Rather than proceeding with the first of these trials, the court entered summary judgment in favor of the Company on all of plaintiffs' claims and that decision was affirmed by the U.S. Court of Appeals for the Fifth Circuit during 1998. All but three of the state NORPLANT SYSTEM cases involving the Company that have approached trial have either been dismissed by the courts or withdrawn by the plaintiffs. The first NORPLANT SYSTEM lawsuit to go to trial (Morales, et al. v. Wyeth-Ayerst Laboratories, et al., District Court, Hidalgo Cty., Texas, No. C-1679-95-F) ended with a mistrial being declared on January 23, 1998, due to conflicts among plaintiffs' attorneys. The first NORPLANT

        SYSTEM case to reach a jury verdict (Gaytan, et al. v. Wyeth-Ayerst Laboratories, et al., District Court, Cameron Cty., Texas, No. C-95-08-3985-A) resulted in a judgment in favor of the Company on September 3, 1998. That judgment has not been appealed. The third case to go to trial, and the second to reach a verdict (Davis, et al. v. AHPC, et al., District Court, Jefferson Cty., Texas, No. B-150,760) concluded with a verdict rendered on March 4, 1999. On March 24, 1999, the court entered judgment in favor of the Company on the claims of three of the four plaintiffs in the Davis case. Judgment on the claims of the fourth plaintiff has not yet been entered. The Company will continue to contest the NORPLANT SYSTEM litigation vigorously.

        Two putative personal injury class actions have been filed in connection with the Company's voluntary withdrawal from the market of DURACT, its non-narcotic analgesic pain reliever. McGloin v. Wyeth-Ayerst Laboratories, filed on June 30, 1998 in the U.S. District Court for the Northern District of California (No. C-98-2596-CW), seeks the certification of a nationwide class of persons who used DURACT and who have suffered or may suffer liver damage or related conditions as a result of using the product. Chimento, et al. v. Wyeth-Ayerst Laboratories, et al., filed on July 21, 1998 in the 34th Judicial District Court of Louisiana for the Parish of St. Bernard (No. 982488), seeks the certification of a class of Louisiana residents who were exposed to and who suffered injury from DURACT. Plaintiffs in both cases seek compensatory and punitive damages, the refund of all purchase costs, and the creation of a court-supervised medical monitoring program for the diagnosis and treatment of liver damage and related conditions allegedly caused by DURACT. The Company intends to defend the DURACT litigation vigorously.

        On July 7, 1997, the plaintiffs were awarded $44 million in compensatory damages and $1 million in punitive damages in an action which was commenced in U.S. District Court in August 1993 (University of Colorado et al. v. American Cyanamid Company, Docket No. 93-K-1657, D.Col.). The plaintiffs had accused Cyanamid of misappropriating the invention of, and patenting as its own, the formula for the current MATERNA Multi-Vitamins. The complaint also contained allegations of conversion, fraud, misappropriation, wrongful naming of inventor and copyright and patent infringement. The patent whose ownership and inventorship is in dispute was granted to Cyanamid in 1984. The Court had previously granted Cyanamid's summary judgment motions dismissing all counts for relief except for unjust enrichment and fraud, which were the issues tried before the court in a three-week bench trial in May 1996. Although the plaintiffs had earlier been granted summary judgment of their copyright infringement claim, the court had declined to award plaintiffs damages on that claim. Plaintiffs' post-trial motions seeking to increase the damages to approximately $111 million allegedly representing Cyanamid's gross profit for 1982-1985 from the sale of the reformulated MATERNA product and to recover approximately $800,000 of attorneys fees has been denied. The Company has appealed the district court decision to the U.S. Court of Appeals for the Federal Circuit. Plaintiffs have cross-appealed the District Court's decision denying damages on the copyright claim, denying plaintiffs post-trial motions regarding the calculation of damages and all other orders entered against the plaintiffs by the District Court. The Court of Appeals decision is pending.

        On October 14, 1993, Rite Aid Corporation, Revco D.S. Inc., and other retail drug chains and retail pharmacies filed an action in U.S. District Court (M.D. Pa.) against the Company, other pharmaceutical manufacturers and a pharmacy benefit management company alleging that the Company and other defendants provided discriminatory price and promotional allowances to managed care organizations and others in violation of the Robinson-Patman Act. The complaint further alleged collusive conduct among the defendants related to the alleged discriminatory pricing in violation of the Sherman Antitrust Act as well as certain other violations of common law principles of unfair competition.

        Subsequently, numerous other cases, many of which were purported class actions brought on behalf of retail pharmacies and retail drug and grocery chains, were filed in various federal courts against the Company as well as other pharmaceutical manufacturers and wholesalers. These cases made one or more similar allegations of violations of federal or state antitrust or unfair competition laws. In addition, a mail order pharmacy plaintiff alleged that it was forced out of business and certain plaintiffs also alleged that the defendants' patents covering brand name prescription drugs give the defendants power to enter into exclusionary arrangements with certain managed care customers and seek compulsory patent licenses. The various class actions were consolidated as a single class action (the "Consolidated Class Action") which alleged violations of Section 1 of the Sherman Act. All of the federal actions have been coordinated and consolidated for pretrial purposes under the caption In re Brand Name Prescription Drugs Antitrust Litigation (MDL 997 N.D. Ill.). These federal actions seek treble damages in unspecified amounts and injunctive and other relief.

        In June 1996, the court in the federal actions approved an amended settlement among certain defendants, including the Company, and the Consolidated Class Action plaintiffs. The settlement provides, among other things, for certain payments to be made by the settling defendants, over a period of three years, to the Consolidated Class Action plaintiffs. The Company's settlement payments (including payments to be made on behalf of Cyanamid) total $42.5 million. Certain provisions of the amended settlement, which became effective on January 28, 1998 and will be in effect for three years, prohibit the settling manufacturers from refusing to grant discounts to retailers solely because of their status as retailers and require that retailers be given the opportunity to demonstrate their ability to move market share and to negotiate and earn discounts similar to any discounts offered to managed care organizations. The terms of the settlement also provide that it shall not be deemed or construed to be an admission or evidence of any violation of any statute or law or of any liability or wrongdoing by the Company or of the truth of any of the claims or allegations alleged in the Consolidated Class Action.

        In January 1999, after a trial on the merits involving manufacturers and wholesalers that had not previously settled the Consolidated Class Action case, the district court granted a directed verdict to the defendants in that case. Plaintiffs have appealed.

        The Company has also settled the following cases brought by retailers that opted out of the Consolidated Class Action: Albertson's, Inc., et al. v. Abbott Labs., et al. (Docket No. 94-C-3669, S.D. Ohio); American Drug Stores, Inc. v. Abbott Labs., et al. (Docket No. 97-C-8076, N.D. Ill.); Eckerd Corp. v. Abbott Labs., et al. (Docket No. 97-C-8075, N.D. Ill.); and two groups of cases brought by retail pharmacies, one involving five complaints with multiple plaintiffs and the other involving 113 complaints with multiple plaintiffs. The terms of the settlements, which are not material to the Company, provide that they shall not be deemed to be an admission of or evidence of any violation of any statute or law or of any liability or wrongdoing by the Company. The remaining individual actions in MDL 997, including those brought by Rite Aid Corporation, Revco D.S. Inc., and other retailers, continue to be pending against the Company.

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

        In addition to the federal actions, similar litigation on behalf of consumers or retail pharmacies has been brought in various state courts, including purported class actions in Alabama, Arizona, California, Colorado, District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New York, North Carolina, North Dakota, Tennessee, Washington and Wisconsin. The Company and certain other defendants have entered into an agreement to settle the California litigation. Under this agreement, which has not received final approval by the court, the Company would pay approximately $3.1 million in cash and approximately $16 million in product valued at the wholesale acquisition cost. Additionally, the Company and other defendants have entered into settlements to resolve the consumer actions in Arizona, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee and Wisconsin. The aggregate payments by the Company under these settlements amounted to approximately $5.4 million. The Company and other defendants have also settled a purported class action with similar allegations under state antitrust, unfair competition and unitary pricing laws in Wisconsin state court on behalf of retail pharmacies located in that state. The Company's share of that settlement was approximately $440,000. Final approval was received for a settlement of a similar state law case by retailers in Minnesota. The Company's share of the Minnesota settlement with retailers was approximately $99,000. The actions in Colorado and Washington were dismissed on pre-trial motions.

        The FTC has been investigating allegations of concerted action in the pricing of pharmaceutical products and the Company has provided information in response to a subpoena.

        In an action commenced in state court in Texas in January 1997 by Avatex Corporation (formerly FoxMeyer Health Corporation) against McKesson Corp., the Company's Wyeth-Ayerst Laboratories Division and eleven other manufacturers, which was removed to U.S. District Court for the Northern District of Texas (Civil Action No. 3:99-CV-0010-L) and referred to U.S. Bankruptcy Court in Dallas, Texas (Adv. No. 397-3052, U.S.B.C., N.D. Tex.), Avatex is seeking in excess of $400 million in compensatory damages alleged to have risen from an alleged conspiracy to drive Avatex's subsidiary into bankruptcy, ostensibly so that McKesson could then purchase the drug distribution operations of the subsidiary at a discounted price. Some of the plaintiff's counts were dismissed but Avatex has appealed the dismissal.

        The Company has agreed to pay $5.2 million to settle a purported class action commenced in 1997 in state court in Tennessee, Fox v. American Cyanamid Company (No. 19,996, Ch. Ct. Tenn.) that alleges violations of state antitrust and consumer protection laws by Cyanamid concerning pricing practices relating to marketing programs for crop protection products. The complaint purports to be on behalf of indirect purchasers of Cyanamid's crop protection products in the states of Tennessee, Alabama, California, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, West Virginia, Wisconsin and the District of Columbia. The settlement is subject to court approval. The terms of the settlement provide that it is not an admission or evidence of wrongdoing by the Company or of the truth of any of the claims alleged. A purported class action in federal court in Alabama, Lowell v. American Cyanamid Company (No. 97-581-BH-M, U.S.D.C., S.D. Ala.) alleges violations of federal antitrust laws involving pricing practices relating to marketing programs for crop protection products. This action was dismissed but the plaintiffs have appealed the dismissal to the U.S. Court of Appeals for the 11th Circuit.

        On November 24, 1998, two applicators of herbicides filed a complaint (WoodTech Services, Inc. v. American Cyanamid Co., CV98-C-2935-W USDC West. Dist. Ala.) alleging that Cyanamid discriminated in price in connection with the sale of herbicides to the plaintiffs and to applicators who are affiliated with distributors for Cyanamid. The complaint seeks injunctive and other relief.

        The Company has been named as a defendant in seven lawsuits in which plaintiffs purport to represent a statewide class of health care workers who have been injured by needle and syringe devices manufactured by the Company's former Sherwood-Davis & Geck subsidiary. The complaints have been filed in Alabama, Florida, New Jersey, Ohio, Oklahoma, Pennsylvania, Texas and South Carolina and contain virtually identical allegations. (Daniels v. AHPC, et al., No. 2757-G, Circ. Ct., Montgomery Cty., Alabama; Swartley v. AHPC et al., No. L-9448-98, Sup. Ct., Camden Cty., New Jersey; Grant v. AHPC, et al., No. C2-98-344, U.S.D.C., S. D. Ohio; Palmer v. AHPC, et al., No. CJ-98-685, Dist. Ct., Sequoyah Cty., Oklahoma; Snodgrass v. AHPC et al., No. 1998-03474, Ct. of Common Pleas, Philadelphia, Pennsylvania; Calvin v. AHPC, et al., No. 342-173329-98, Dist. Ct., Tarrant Cty., Texas; Bates v. AHPC et al., No. 98-CP-40-4343, Circ. Ct., Richland Cty., South Carolina). Each names AHPC, Becton Dickinson and Company, Sherwood's largest competitor, and Tyco International (U.S.) Inc., Sherwood's current corporate parent, as well as several distributors of medical devices. The complaints allege that the needle and syringe devices designed and manufactured by Sherwood are defective in that they expose healthcare workers to the risk of accidental needlesticks and the resultant possibility of acquiring blood-borne diseases. Each named plaintiff seeks to represent a statewide class of healthcare workers who have sustained a "contaminated" needlestick; reported the incident to their employer and have tested negative for a blood-borne disease. The complaints seek recovery for the costs of treating the needlesticks and for the emotional distress allegedly arising out of the fear of contracting a disease from the incidents. The Company is being defended and indemnified in each of these cases by Tyco with respect to injuries alleged to have occurred after February 27, 1998 and the Company remains responsible for injuries occurring prior to that date and is defending and indemnifying Tyco for those injuries. A class has not been certified in any of the cases. A class certification hearing is set for June 1, 1999 in the Calvin case in Texas. Discovery in the other six cases has not yet commenced. The Company will defend the needlestick litigation vigorously.

        As discussed in Item I, the Company is a party to, or otherwise involved in, legal proceedings under CERCLA and similar state laws directed at the cleanup of various sites including 61 Superfund sites, including the Cyanamid-owned Bound Brook, N.J. site. The Company's potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and, for others, the final costs of cleanup have not yet been determined. As assessments and cleanups proceed, these liabilities are reviewed periodically and are adjusted as additional information becomes available. Environmental liabilities are inherently unpredictable. The liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required and other actions by governmental agencies or private parties. The 61 Superfund sites exclude sites for which Cytec assumed full liability and agreed to indemnify Cyanamid but include certain sites for which there is shared responsibility between Cyanamid and Cytec. The Company has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

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

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 29,1999

Each officer is elected to hold office until a successor is chosen or until earlier removal or resignation. None of the executive officers is related to another:

                                                              Elected to
      Name               Age     Offices and Positions           Office

John R. Stafford          61     Chairman of the Board        December 1986
                                   President and Chief
                                   Executive Officer
                                   Chairman of
                                   Executive, Finance,
                                   Operations and
                                   Nominating Committees

   Business Experience:          1991 to date, Chairman
                                   of the Board, President and
                                   Chief Executive Officer
                                   (President to May 1990 and
                                   from February 1994)

Robert G. Blount          60     Senior Executive Vice        October 1995
                                   President
                                   Director,
                                   Member of Executive,
                                   Finance and Operations
                                   Committees

   Business Experience:          To October 1995,
                                   Executive Vice President
                                 October 1995 to date,
                                   Senior Executive Vice
                                   President

Robert Essner             51     Executive Vice President     September 1997
                                   Director, Member of
                                   Finance and
                                   Operations Committees

   Business Experience:          To March 1997, President,
                                   Wyeth-Ayerst Laboratories,
                                   U.S. Pharmaceutical
                                   Business
                                 March 1997 to September
                                   1997, President,
                                   Wyeth-Ayerst Global
                                   Pharmaceuticals
                                 September 1997 to date,
                                   Executive Vice President

Joseph J. Carr            56     Senior Vice President        May 1993
                                   Member of Finance and
                                   Operations Committees

   Business Experience:          To May 1993, Group Vice
                                   President
                                 May 1993 to date,
                                   Senior Vice President

                                                                Elected to
      Name               Age     Offices and Positions            Office

Louis L. Hoynes,Jr.       63     Senior Vice President and      November 1990
                                   General Counsel
                                   Member of Finance and
                                   Operations Committees

   Business Experience:          1991 to date, Senior Vice
                                   President and General
                                   Counsel

Robert I. Levy, M.D.      61     Senior Vice President -        March 1998
                                   Science and Technology
                                   Member of Finance and
                                   Operations Committees

   Business Experience:          To March 1998, President,
                                   Wyeth-Ayerst Research
                                 March 1998 to date,
                                   Senior Vice President -
                                   Science and Technology

William J. Murray         53     Senior Vice President          October 1995
                                   Member of Finance and
                                   Operations Committees

   Business Experience:          To January 1995, Group
                                   Vice President,
                                   American Cyanamid Company
                                 January 1995 to October
                                   1995, Vice President
                                 October 1995 to date,
                                   Senior Vice President

David M. Olivier          55     Senior Vice President          January 1996
                                   Member of Finance and
                                   Operations Committees

   Business Experience:          To January 1996, President,
                                   Wyeth-Ayerst
                                   International, Inc.
                                 January 1996 to date,
                                   Senior Vice President

                                                                Elected to
      Name               Age     Offices and Positions            Office

John R. Considine         48     Vice President - Finance       February 1992
                                   Member of Finance and
                                   Operations Committees

   Business Experience:          1992 to date, Vice
                                   President - Finance

Paul J. Jones             53     Vice President and             May 1995
                                   Comptroller
                                   Member of Finance
                                   Committee

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

Rene R. Lewin             52     Vice President - Human         May 1994
                                   Resources
                                   Member of Finance Committee

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

Thomas M. Nee             59     Vice President - Taxes       May 1986
                                   Member of Finance
                                   Committee

   Business Experience:          1991 to date, Vice
                                   President - Taxes

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

           The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. Tables showing the high and low sales price for the Common Stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as presented in Market Prices of Common Stock and Dividends on page 45 of the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference.

           There were 64,873 holders of record of the Company's Common Stock as of March 15, 1999.

ITEM 6.    SELECTED FINANCIAL DATA

           The data with respect to the last five fiscal years, appearing in the Ten-Year Selected Financial Data presented on pages 26 and 27 of the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 46 through 52 of the Company's 1998 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Market Risk Disclosures as set forth in Management's
           Discussion and Analysis of Financial Condition and Results of Operations, appearing on page 51 of the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 28 through 43 of the Company's 1998 Annual Report to Shareholders, the Report of Independent Public Accountants on page 44, and Quarterly Financial Data on page 45, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information relating to the Company's directors is incorporated herein by reference to pages 2 and 3 of a definitive proxy statement filed with the Securities and Exchange Commission on March 18, 1999 ("the 1999 Proxy Statement").

     (b) Information relating to the Company's executive officers as of March 29, 1999 is furnished in Part I hereof under a separate unnumbered caption ("Executive Officers of the Registrant as of March 29, 1999").

     (c) Information relating to certain filing obligations of directors and executive officers of the Company under the federal securities laws set forth on page 5 of the 1999 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

           Information relating to executive compensation is incorporated herein by reference to pages 8 through 15 (excluding the performance graph on page 13) of the 1999 Proxy Statement. Information with respect to compensation of directors is incorporated herein by reference to pages 4 and 5 of the 1999 Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information relating to security ownership is incorporated herein by reference to pages 6 and 7 of the 1999 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           None.

                                     III-1

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

 (a)1.     Financial Statements

           The following Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Public Accountants, included on pages 28 through 44 of the Company's 1998 Annual Report to Shareholders, are incorporated herein by reference.

                                                                  Pages
           Consolidated Balance Sheets as of
           December 31, 1998 and 1997                               28

           Consolidated Statements of Income
           for the years ended December 31,
           1998, 1997 and 1996                                      29

           Consolidated Statements of Changes in
           Stockholders' Equity for the years ended
           December 31, 1998, 1997 and 1996                         30

           Consolidated Statements of Cash Flows
           for the years ended December 31, 1998,
           1997 and 1996                                            31

           Notes to Consolidated Financial Statements               32-43

           Report of Independent Public Accountants                 44

(a)2.      Financial Statement Schedules

           The following consolidated financial information is included in
           Part IV of this report:
                                                                  Pages
           Report of Independent Public Accountants on
           Supplemental Schedule                                    IV-8

           Schedule II - Valuation and Qualifying Accounts
           for the years ended December 31, 1998,
           1997 and 1996                                            IV-9

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

    (3.2)    The Company's By-Laws are incorporated herein by reference to
             Exhibit 3.2 of the Company's Form 10/A dated May 4, 1998.

    (4.1) Indenture, dated as of April 10, 1992, between the Company and The Chase Manhattan Bank (successor to Chemical Bank), as Trustee, is incorporated by reference to Company's Exhibit 2 of the Company's Form 8-A dated August 25, 1992 (File 1-1225).

    (4.2)    Supplemental Indenture, dated October 13, 1992, between the
             Company and The Chase Manhattan Bank (successor to Chemical Bank), as Trustee, is incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1992 (File 1-1225).

    (10.1) B Credit Agreement, dated as of September 9, 1994, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as agent for the lenders thereunder, filed as Exhibit 11(b)(3) to Amendment
             No. 7 to the Schedule 14D-1 is incorporated herein by reference.

    (10.2) First Amendment to B Credit Agreement, dated as of August 4, 1995, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as agent for the lenders thereunder, is incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 1995.

    (10.3) Second Amendment to B Credit Agreement, dated as of August 2, 1996, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for the lenders thereunder, is incorporated by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1996.

(a)3.      Exhibits

   Exhibit No.                               Description

    (10.4)   Third Amendment to B Credit Agreement, dated as of July
             31, 1997, among the Company, Sherwood Medical Company, A.H. Robins Company, Incorporated, AC Acquisition Holding Company, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as agent for the lenders thereunder, is incorporated by reference to Exhibit 10.8 of the Company's Form 10-K for the year ended December 31, 1997.

    (10.5) Letter, dated March 26, 1998, amending the B Credit Agreement, among the Company, AC Acquisition Holding Company, A. H. Robins Company, Incorporated, the lender parties thereto and The Chase Manhattan Bank, as Agent, dated as of September 9, 1994 and as amended is incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 1998.

    (10.6)* 1980 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended December 31, 1991 (File 1-1225).

    (10.7)* Amendment to the 1980 Stock Option Plan is incorporated by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended December 31, 1995.

    (10.8)* 1985 Stock Option Plan, as amended is, incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 1991 (File 1-1225).

    (10.9)* Amendment to the 1985 Stock Option Plan is incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 1995.

    (10.10)* Amendment to the 1985 Stock Option Plan is incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1996.

    (10.11)* 1990 Stock Incentive Plan is incorporated by reference to
             Exhibit 28 of the Company's Form S-8 Registration Statement File No. 33-41434 under the Securities and Exchange Act of 1933, filed June 28, 1991 (File 1-1225).

    (10.12)* Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended December 31, 1995.

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(a)3.      Exhibits

   Exhibit No.                               Description

    (10.13)* Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the year ended December 31, 1996.

    (10.14)* 1993 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix III of the Company's definitive
             Proxy Statement filed March 18, 1999.

    (10.15)* 1996 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix II of the Company's definitive Proxy Statement filed March 18, 1999.

    (10.16)* 1999 Stock Incentive Plan, is incorporated by reference to Appendix I of the Company's definitive Proxy Statement filed March 18, 1999.

    (10.17)* Form of Stock Option Agreement (phased vesting).

    (10.18)* Form of Special Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the year ended December 31, 1995.

    (10.19)* Form of Special Stock Option Agreement (three-year vesting) is incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the year ended December 31, 1995.

    (10.20)* Amendment to Special Stock Option Agreement is incorporated by reference to Exhibit 10.30 of the Company's Form 10-K for the year ended December 31, 1996.

    (10.21)* Form of Stock Option Agreement (transferable options).

    (10.22)* Form of Restricted Stock Performance Award Agreement under the 1990 Stock Incentive Plan, 1993 Stock Incentive Plan and 1996 Stock Incentive Plan for a three year period.

    (10.23)* Form of Restricted Stock Performance Award Agreement under the 1990 Stock Incentive Plan, 1993 Stock Incentive Plan and 1996 Stock Incentive Plan for a two year period.

    (10.24)* Special Restricted Stock Performance Award Agreement under the 1996 Stock Incentive Plan for William J. Murray.



* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(a)3.      Exhibits

   Exhibit No.                               Description

    (10.25)* Restricted Stock Trust Agreement under the 1993 Stock
             Incentive Plan is incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended December 31, 1995.

    (10.26)* Management Incentive Plan, as amended to date.

    (10.27)* 1994 Restricted Stock Plan for Non-Employee Directors, as amended to date.

    (10.28)* Stock Option Plan for Non-Employee Directors.

    (10.29)* Savings Plan, as amended, is incorporated by reference to
             Exhibit 99 of the Company's Form S-8 Registration Statement File No. 33-50149 under the Securities and Exchange Act of 1933, filed September 1, 1993 (File 1-1225).

    (10.30)* Retirement Plan for Outside Directors, as amended on
             January 27, 1994, is incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1993.

    (10.31)* Directors' Deferral Plan is incorporated by reference to
             Exhibit 10.37 of the Company's Form 10-K for the year ended December 31, 1996.

    (10.32)* Deferred Compensation Plan,as amended to date.

    (10.33)* Executive Retirement Plan is incorporated by reference to
             Exhibit 10.2 of the Company's Form 10-Q for the quarter ended September 30, 1997.

    (10.34)* Supplemental Employee Savings Plan is incorporated by reference to Exhibit 10.42 of the Company's Form 10-K for the year ended December 31, 1997.

    (10.35)* Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1990 (File 1-1225).

    (10.36)* American Cyanamid Company's Supplemental Executive Retirement
             Plan is incorporated by reference to Exhibit 10K of American Cyanamid Company's Form 10-K for the year ended December 31, 1988 (File 1-3426).



* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(a)3.      Exhibits

   Exhibit No.                               Description

    (10.37)* American Cyanamid Company's Supplemental Employees Retirement
             Plan Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10K of American Cyanamid Company's Form 10-K for the year ended December 31, 1989 (File 1-3426).

    (10.38)* American Cyanamid Company's ERISA Excess Retirement Plan is incorporated by reference to Exhibit 10N of American Cyanamid Company's Form 10-K for the year ended December 31, 1988 (File 1-3426).

    (10.39)* American Cyanamid Company's Excess Retirement Plan Trust
             Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10M of American Cyanamid Company's Form 10-K for the year ended December 31, 1989 (File 1-3426).

    (10.40)* Form of Severance Agreement entered into between the Company and the executive officers specified therein is incorporated by reference to Exhibit 10.43 of the Company's Form 10-K for the year ended December 31, 1997.

    (10.41)* Form of Severance Agreement entered into between the Company and the executive officers specified therein is incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 1998.

    (12)     Computation of Ratio of Earnings to Fixed Charges.

    (13) 1998 Annual Report to Shareholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

    (21)     Subsidiaries of the Company.

    (23) Consent of Independent Public Accountants relating to their report dated January 26, 1999, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339) and on Form S-8 (File Nos. 2-96127,
             33-24068, 33-41434, 33-53733, 33-55449, 33-45970, 33-14458,
             33-50149, 33-55456 and 333-15509) by reference to the Form 10-K of the Company filed for the year ended December 31, 1998.


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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS







To American Home Products Corporation:


     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in American Home Products Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                              ARTHUR ANDERSEN LLP





New York, N.Y.
January 26, 1999

             American Home Products Corporation and Subsidiaries
                Schedule II - Valuation and Qualifying Accounts
              For the Years Ended December 31, 1998, 1997 and 1996
                             (Dollars in thousands)

     Column A                       Column B   Column C   Column D   Column E

                                     Balance                          Balance
                                       at                                at
                                    Beginning            Deductions     End
                                    of Period  Additions     (A)      of Period
Description

Year ended 12/31/98:
Allowance for doubtful accounts       $168,425  $ 58,685   $ 44,041   $183,069
Allowance for cash discounts            28,730   236,273    225,532     39,471
Allowance for deferred tax assets      299,424    10,245     60,618    249,051

                                      $496,579  $305,203   $330,191   $471,591


Year ended 12/31/97:
Allowance for doubtful accounts       $179,980  $  9,974   $ 21,529   $168,425
Allowance for cash discounts            24,141   226,284    221,695     28,730
Allowance for deferred tax assets      294,840    19,486     14,902    299,424

                                      $498,961  $255,744   $258,126   $496,579

Year ended 12/31/96:
Allowance for doubtful accounts       $108,164  $ 88,273   $ 16,457   $179,980
Allowance for cash discounts            27,445   235,802    239,106     24,141
Allowance for deferred tax assets      206,644   117,569     29,373    294,840

                                      $342,253  $441,644   $284,936   $498,961



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

                       AMERICAN HOME PRODUCTS CORPORATION
                                  (Registrant)


March 29, 1999                        By /S/ Robert G. Blount
                                             Robert G. Blount
                                             Senior Executive Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signatures                Title                         Date

Principal Executive Officer:

/S/ John R. Stafford             Chairman, President            March 29, 1999
    John R. Stafford             and Chief Executive Officer

Principal Financial Officer:

/S/ Robert G. Blount             Senior Executive Vice          March 29, 1999
    Robert G. Blount             President and Director

Principal Accounting Officer:

/S/ Paul J. Jones                Vice President and             March 29, 1999
    Paul J. Jones                Comptroller

Directors:

/S/ Clifford L. Alexander, Jr.   Director                       March 29, 1999
    Clifford L. Alexander, Jr.

/S/ Frank A. Bennack, Jr.        Director                       March 29, 1999
    Frank A. Bennack, Jr.

/S/ Robert Essner                Director                       March 29, 1999
    Robert Essner

            Signatures               Title                         Date

/S/ John D. Feerick              Director                       March 29, 1999
    John D. Feerick

/S/ John P. Mascotte             Director                       March 29, 1999
    John P. Mascotte

/S/ Mary Lake Polan, M.D., Ph.D. Director                       March 29, 1999
    Mary Lake Polan, M.D., Ph.D.

/S/ Ivan G. Seidenberg           Director                       March 29, 1999
    Ivan G. Seidenberg

/S/ John R. Torell III           Director                       March 29, 1999
    John R. Torell III

                               INDEX TO EXHIBITS


Exhibit No.                      Description

(10.17)* Form of Stock Option Agreement (phased vesting).

(10.21)* Form of Stock Option Agreement (transferable options).

(10.22)* Form of Restricted Stock Performance Award Agreement under the
         1990 Stock Incentive Plan, 1993 Stock Incentive Plan and 1996 Stock Incentive Plan for a three year period.

(10.23)* Form of Restricted Stock Performance Award Agreement under the
         1990 Stock Incentive Plan, 1993 Stock Incentive Plan and 1996 Stock Incentive Plan for a two year period.

(10.24)* Special Restricted Stock Performance Award Agreement under the
         1996 Stock Incentive Plan for William J. Murray.

(10.26)* Management Incentive Plan, as amended to date.

(10.27)* 1994 Restricted Stock Plan for Non-Employee Directors, as amended to date.

(10.28)* Stock Option Plan for Non-Employee Directors.

(10.32)* Deferred Compensation Plan, as amended to date.

(12)     Computation of Ratio of Earnings to Fixed Charges.

(13) 1998 Annual Report to Shareholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

(21)     Subsidiaries of the Company.

(23) Consent of Independent Public Accountants relating to their report dated January 26, 1999, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339) and on Form S-8 (File Nos. 2-96127, 33-24068, 33-41434, 33-53733,
         33-55449, 33-45970, 33-14458, 33-50149, 33-55456 and 333-15509) by
         reference to the Form 10-K of the Company filed for the year ended December 31, 1998.

(27)     Financial Data Schedule.

(99) Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.


* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.