Form 10-Q
period 1999-03-31
AMERICAN HOME PRODUCTS CORP
filed 1999-05-14
CIK 5187

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999     Commission file number 1-1225

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

                                                            Yes  X    No

The number of shares of Common Stock outstanding as of the close of business on April 30, 1999:
                                                          Number of
               Class                                Shares Outstanding
  Common Stock, $0.33-1/3 par value                    1,309,677,109


===============================================================================

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                    Page No.

Part I - Financial Information                                         2

         Item 1.    Financial Statements:

              Consolidated Condensed Balance Sheets -
                 March 31, 1999 and December 31, 1998                  3

              Consolidated Condensed Statements of Income -
                 Three Months Ended March 31, 1999 and 1998            4

              Consolidated Condensed Statements of Changes in
                 Stockholders' Equity - Three Months Ended
                 March 31, 1999 and 1998                               5

              Consolidated Condensed Statements of Cash Flows -
                 Three Months Ended March 31, 1999 and 1998            6

              Notes to Consolidated Condensed Financial Statements    7-8

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations     9-16

Part II - Other Information                                           17

         Item 1.    Legal Proceedings                                 17-18

         Item 6.    Exhibits and Reports on Form 8-K                  18

Signature                                                             19

Exhibit Index                                                        EX-1

                         Part I - Financial Information

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by American Home Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 1999 and December 31, 1998, the results of its operations, its cash flows and changes in stockholders' equity for the three months ended March 31, 1999 and 1998. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K.

         AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED BALANCE SHEETS
               (In Thousands Except Per Share Amounts)

                                               March 31,     December 31,
                                                 1999            1998
                                             -------------   ------------
ASSETS
Cash and cash equivalents ................   $  1,330,609    $  1,182,319
Marketable securities ....................        130,789         119,210
Accounts receivable less allowances ......      3,246,167       3,276,597
Inventories:
  Finished goods .........................        965,659       1,012,679
  Work in progress .......................        605,890         604,647
  Materials and supplies .................        619,680         620,592
                                             ------------    ------------
                                                2,191,229       2,237,918
Other current assets including deferred
  taxes...................................      1,204,486       1,139,588
                                             ------------    ------------
  Total Current Assets ...................      8,103,280       7,955,632
Property, plant and equipment ............      6,638,885       6,718,364
  Less accumulated depreciation ..........      2,427,198       2,428,699
                                             ------------    ------------
                                                4,211,687       4,289,665
Goodwill and other intangibles, net of
  accumulated amortization ...............      7,914,754       7,995,082
Other assets including deferred taxes ....        796,748         838,689
                                             ------------    ------------
  Total Assets ...........................   $ 21,026,469    $ 21,079,068
                                             ============    ============
LIABILITIES
Loans payable ............................   $     82,970    $     79,728
Trade accounts payable ...................        621,879         680,961
Accrued expenses .........................      2,796,800       3,037,239
Accrued federal and foreign taxes ........        472,273         412,793
                                             ------------    ------------
  Total Current Liabilities ..............      3,973,922       4,210,721
Long-term debt ...........................      4,198,658       3,859,163
Other noncurrent liabilities .............      2,300,588       2,312,261
Postretirement benefit obligations other
  than pensions ..........................        870,683         860,908
Minority interests .......................        232,715         221,219
STOCKHOLDERS' EQUITY
$2 convertible preferred stock, par value
  $2.50 per share ........................             63              64
Common stock, par value $0.33-1/3 per
  share ..................................        436,874         437,466
Additional paid-in capital ...............      3,175,522       3,072,874
Retained earnings ........................      6,388,720       6,432,729
Accumulated other comprehensive loss .....       (551,276)       (328,337)
                                             ------------    ------------
  Total Stockholders' Equity .............      9,449,903       9,614,796
                                             ------------    ------------
  Total Liabilities and Stockholders'
    Equity ...............................   $ 21,026,469    $ 21,079,068
                                             ============    ============

The accompanying notes are an integral part of these consolidated condensed balance sheets.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (In Thousands Except Per Share Amounts)

                                                          Three Months
                                                         Ended March 31,
                                                      1999            1998
                                                   -----------    -----------
Net Sales ....................................     $ 3,442,352    $ 3,666,395
                                                   -----------    -----------

Cost of goods sold ...........................         912,912      1,004,430
Selling, general and administrative expenses..       1,226,277      1,355,318
Research and development expenses ............         408,427        386,958
Interest expense, net ........................          56,331         72,111
Other income, net ............................         (76,092)       (61,158)
Gain on sale of business .....................               -       (592,084)
                                                   -----------    -----------

Income before federal and foreign taxes ......         914,497      1,500,820
Provision for taxes ..........................         259,579        518,610
                                                   -----------    -----------

Net Income ...................................     $   654,918    $   982,210
                                                   ===========    ===========

Basic Earnings per Share .....................     $      0.50    $      0.75
                                                   ===========    ===========

Diluted Earnings per Share ...................     $      0.49    $      0.74
                                                   ===========    ===========

Dividends per share of common stock ..........     $     0.225    $     0.215
                                                   ===========    ===========

The accompanying notes are an integral part of these consolidated condensed statements.



                                      AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (In Thousands)

Three Months Ended March 31, 1999:
                                                                                                      Accumulated
                                      $2 Convertible                   Additional                        Other            Total
                                        Preferred        Common         Paid-in         Retained     Comprehensive     Stockholders'
                                          Stock          Stock          Capital         Earnings         Loss             Equity
                                     -------------   -------------   ------------    -------------    -------------   -------------
Balance at January 1, 1999            $        64     $   437,466    $ 3,072,874      $ 6,432,729     ($  328,337)     $ 9,614,796

Net income                                                                                654,918                          654,918
Currency translation adjustments                                                                         (222,887)        (222,887)
Unrealized loss on marketable
  securities                                                                                                  (52)             (52)
                                                                                                                        -----------
  Comprehensive income                                                                                                     431,979
                                                                                                                        -----------

Cash dividends declared                                                                  (294,943)                        (294,943)
Treasury stock acquired                                    (2,511)       (32,492)        (399,688)                        (434,691)
Common stock issued                                         1,816        116,485                                           118,301
Conversion of preferred stock
  and other exchanges                          (1)            103         18,655           (4,296)                          14,461
                                     -------------   -------------   ------------    -------------    -------------   -------------
Balance at March 31, 1999             $        63     $   436,874    $ 3,175,522      $ 6,388,720     ($  551,276)     $ 9,449,903
                                     =============   =============   ============    =============    =============   =============

Three Months Ended March 31, 1998:
                                                                                                      Accumulated
                                      $2 Convertible                   Additional                        Other            Total
                                        Preferred        Common         Paid-in         Retained     Comprehensive     Stockholders'
                                          Stock          Stock          Capital         Earnings         Loss             Equity
                                     -------------   -------------   ------------    -------------    -------------    -------------
Balance at January 1, 1998*           $        72     $   435,298    $ 2,530,696      $ 5,489,292     ($  280,106)     $ 8,175,252

Net income                                                                                982,210                          982,210
Currency translation adjustments                                                                          (72,953)         (72,953)
Unrealized loss on marketable
  securities                                                                                               (1,137)          (1,137)
                                                                                                                      -------------
  Comprehensive income                                                                                                     908,120
                                                                                                                      -------------

Cash dividends declared                                                                  (281,227)                        (281,227)
Treasury stock acquired                                       (80)        (1,904)         (19,416)                         (21,400)
Common stock issued                                         1,911        223,391                                           225,302
Conversion of preferred stock
  and other exchanges                          (2)             43         10,609           (4,969)                           5,681
                                     -------------   -------------   ------------    -------------    -------------   -------------
Balance at March 31, 1998*            $        70     $   437,172    $ 2,762,792      $ 6,165,890     ($  354,196)     $ 9,011,728
                                     =============   =============   ============    =============    =============   =============

*Common stock and retained earnings were restated to reflect the two-for-one stock split in the form of a 100% stock dividend effective April 24, 1998.


The accompanying notes are an integral part of these consolidated condensed statements.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                   Three Months Ended March 31,
                                                        1999           1998
                                                    ------------    -----------
Operating Activities
Net income ......................................   $   654,918    $   982,210
Adjustments to reconcile net income to net cash
provided from operating activities:
   Gain on sale of business .....................             -       (592,084)
   Gains on sales of other assets ...............       (67,653)       (76,845)
   Depreciation and amortization ................       178,813        176,928
   Deferred income taxes ........................        34,145          7,175
   Changes in working capital, net ..............      (368,693)      (211,019)
   Other items, net .............................        53,623        (12,528)
                                                      ----------    -----------
Net cash provided from operating activities .....       485,153        273,837
                                                      ----------    -----------

Investing Activities
Purchases of property, plant and equipment ......      (174,429)      (182,923)
Proceeds from sale of business ..................             -      1,770,000
Proceeds from sales of other assets .............       131,976         89,888
Net purchases of marketable securities ..........       (11,749)       (49,808)
                                                      ----------    -----------
Net cash provided from/(used for) investing
  activities ....................................       (54,202)     1,627,157
                                                      ----------    -----------
Financing Activities
Net proceeds from/(repayments of) debt ..........       344,844     (1,315,779)
Dividends paid ..................................      (294,943)      (281,227)
Exercise of stock options .......................       118,301        225,302
Purchases of treasury stock .....................      (434,691)       (21,400)
Termination of interest rate swap agreements ....             -        (96,655)
                                                     -----------    -----------
Net cash used for financing activities ..........      (266,489)    (1,489,759)
                                                     -----------    -----------
Effects of exchange rates on cash balances ......       (16,172)        (4,544)
                                                     -----------    -----------
Increase in cash and cash equivalents ...........       148,290        406,691
Cash and cash equivalents, beginning of period ..     1,182,319      1,051,372
                                                     -----------    -----------
Cash and cash equivalents, end of period ........   $ 1,330,609    $ 1,458,063
                                                    ============   ============

The accompanying notes are an integral part of these consolidated condensed statements.

Supplemental Information
Interest payments excluding termination of
  interest rate swap agreements                        $108,914       $149,136
Income tax payments, net of refunds                     193,198        131,985

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

Note 2.     Restructuring Program

            In December 1998, the Company recorded a charge for restructuring and related asset impairments to recognize the reorganization of its worldwide supply chains and distribution systems, and the globalization of certain business units. Since the end of 1998, the Company has begun its personnel reductions, initiated the closure of certain manufacturing facilities, and has been preparing and marketing certain sites for sale. In the 1999 first quarter, the Company's cash expenditures aggregated $20.3 million for severance and exit costs and were applied against the restructuring accruals.

Note 3.     Company Data by Operating Segment

            The Company has four reportable segments: Pharmaceuticals, Consumer Health Care, Agricultural Products, and Corporate and All Other.

                                      Net Sales        Income Before Taxes (1)
                                 --------------------  ----------------------
                                    Three Months            Three Months
            ($ in millions)        Ended March 31,         Ended March 31,
            Operating Segment       1999        1998       1999        1998
            -----------------    --------    --------     ------     -------
            Pharmaceuticals      $2,295.8    $2,263.2     $700.2      $704.4
            Consumer Health
              Care                  562.3       500.6      123.6       113.5
            Agricultural
              Products              584.3       710.6      158.2       190.3
                                  -------    --------     ------     -------
                                  3,442.4     3,474.4      982.0     1,008.2

            Corporate and All
              Other (2)                 -       192.0     (67.5)       492.6
                                 --------    --------     ------     -------
            Total                $3,442.4    $3,666.4     $914.5    $1,500.8
                                 ========    ========     ======    ========


            (1)  Includes goodwill amortization for 1999 and 1998 as follows:
                 Pharmaceuticals - $38.5 and $40.9, Consumer Health Care - $4.0 and $4.0, Agricultural Products - $24.3 and $24.3, and Corporate and All Other - $0.9 for 1998 only.

            (2) Income before taxes for Corporate and All Other in the 1998 first quarter includes the gain on the sale of the Sherwood-Davis & Geck medical devices business of $592.1 which was sold effective February 27, 1998.

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 4.     Earnings per Share

            The following table sets forth the computations of Basic Earnings per Share and Diluted Earnings per Share:

                                                             Three Months
                                                            Ended March 31,
            (In thousands except per share amounts)        1999        1998
            -------------------------------------      -----------  ----------
            Net income less preferred dividends           $654,905    $982,196
            Denominator:
             Average number of common shares
               outstanding                               1,311,965   1,308,997
                                                       -----------  ----------
            Basic Earnings per Share                         $0.50       $0.75
                                                       ===========  ==========

            Net income                                    $654,918    $982,210
            Denominator:
              Average number of common shares
                outstanding                              1,311,965   1,308,997

              Common share equivalents of
                outstanding stock options
                and deferred contingent
                common stock awards                         22,953      22,734
                                                       -----------  ----------
            Total shares                                 1,334,918   1,331,731
                                                       -----------  ----------
            Diluted Earnings per Share                       $0.49       $0.74
                                                       ===========  ==========

            Management's Discussion and Analysis of Financial Condition

                             and Results of Operations

                         Three Months Ended March 31, 1999

Results of Operations

Worldwide net sales for the 1999 first quarter were 6% lower compared with prior year levels. After adjusting for the disposition of the Sherwood-Davis & Geck medical devices business effective February 27, 1998, worldwide net sales decreased 1% for the 1999 first quarter. This decrease was due primarily to lower worldwide sales of agricultural products and unfavorable foreign exchange of 1%, which were offset, in part, by higher U.S. sales of consumer health care products and international sales of pharmaceuticals.

The following table sets forth worldwide net sales results by operating segment together with the percentage changes from the comparable period in the prior year:
                                  Net Sales
                            ---------------------
                                 Three Months
($ in Millions)                Ended March 31,      % Increase
Operating Segment             1999         1998      (Decrease)
------------------------    --------     --------    ----------
Pharmaceuticals             $2,295.8     $2,263.2        1%
Consumer Health Care           562.3        500.6       12%
Agricultural Products          584.3        710.6      (18)%
                            --------     --------    ----------
                             3,442.4      3,474.4       (1)%
Corporate and All Other*           -        192.0     (100)%
                            --------     --------    ----------
Total Net Sales             $3,442.4     $3,666.4       (6)%
                            ========     ========    ==========

* Net sales reflect the Sherwood-Davis & Geck medical devices business through February 27, 1998, the effective date of disposition of this business.

Worldwide pharmaceutical sales increased 1% for the 1999 first quarter due primarily to higher sales of EFFEXOR, ENBREL (introduced in the 1998 fourth quarter) and ZOSYN/TAZOCIN, which were offset, in part, by lower sales of animal health products, CORDARONE (due to generic competition), oral contraceptives and unfavorable foreign exchange of 1%. Lower sales of animal health products were due primarily to reductions of customer-owned trade inventory levels, in part, as a result of continuing commodity price declines in livestock markets. U.S. pharmaceutical sales decreased 1% for the 1999 first quarter. The decrease in U.S. pharmaceutical sales for the 1999 first quarter consisted of unit volume declines of 5%, which were offset, in part, by price increases of 4%. International pharmaceutical sales increased 5% for the 1999 first quarter. The increase in international pharmaceutical sales for the 1999 first quarter consisted of unit volume growth of 4% and price increases of 3%, which were offset, in part, by unfavorable foreign exchange of 2%.

            Management's Discussion and Analysis of Financial Condition

                             and Results of Operations

                         Three Months Ended March 31, 1999

Worldwide consumer health care sales increased 12% for the 1999 first quarter due primarily to higher sales of nutritional supplements, which consist of Solgar products (acquired in the 1998 third quarter), CENTRUM products including CENTRUM herbals (introduced in the 1998 fourth quarter) and CALTRATE, which were offset, in part, by unfavorable foreign exchange of 1%. Solgar products contributed 6% to the increase for the 1999 first quarter. U.S. consumer health care sales increased 15% for the 1999 first quarter. The increase in U.S. consumer health care sales for the 1999 first quarter consisted of unit volume growth of 14% (7% due to the acquisition of Solgar products) and price increases of 1%. International consumer health care sales increased 6% for the 1999 first quarter. The increase in international consumer health care sales for the 1999 first quarter consisted of unit volume growth of 8% (4% due to the acquisition of Solgar products) and price increases of 2%, which were offset, in part, by unfavorable foreign exchange of 4%.

Worldwide agricultural products sales decreased 18% for the 1999 first quarter due primarily to lower sales of herbicides, primarily PURSUIT, and COUNTER insecticide, which were offset, in part, by higher sales of fungicides. The lower sales results were due primarily to high industry trade inventories, various competitive factors and lower commodity prices for soybeans and corn. U.S. agricultural products sales decreased 27% for the 1999 first quarter. The decrease in U.S. agricultural products sales for the 1999 first quarter consisted of unit volume declines of 22% and price decreases of 5%. Due to the seasonality of the U.S. agricultural products business, which is concentrated primarily in the first six months of the year, U.S. agricultural products sales and results of operations for the 1999 first quarter are not indicative of the results to be expected in subsequent fiscal quarters or for the full year. International agricultural products sales decreased 6% for the 1999 first quarter. The decrease in international agricultural products sales for the 1999 first quarter consisted of unit volume declines of 5% and price decreases of 1%.

Corporate and all other includes the results of the divested Sherwood-Davis & Geck medical devices business. The decrease for the 1999 first quarter is due entirely to the divestiture of the medical devices business effective February 27, 1998.

Cost of goods sold, as a percentage of net sales, decreased to 26.5% for the 1999 first quarter versus 27.4% for the 1998 first quarter due primarily to an overall product mix improvement as increased sales of higher margin pharmaceuticals and consumer health care products partially replaced the loss of lower margin medical devices sales, resulting from the divestiture of the medical devices business, and lower agricultural products sales.

Selling, general and administrative expenses, as a percentage of net sales, decreased to 35.6% for the 1999 first quarter versus 37.0% for the 1998 first

            Management's Discussion and Analysis of Financial Condition

                             and Results of Operations

                         Three Months Ended March 31, 1999

quarter. Lower selling, general and administrative expenses resulting from the divestiture of the medical devices business, lower selling, primarily marketing costs, and general expenses for the agricultural products business as a result of lower sales and cost reduction efforts and lower corporate expenses were offset, in part, by higher selling expenses, primarily marketing costs, related to certain pharmaceutical and consumer health care product launches in late 1998 and pre-launch marketing costs for certain pharmaceutical products expected to be launched by the end of 1999.

Research and development expenses increased 6% for the 1999 first quarter due primarily to higher pharmaceutical research and development expenditures offset, in part, by lower research and development expenses for the agricultural products business as a result of cost containment efforts and from the divestiture of the medical devices business.

Interest expense, net decreased 22% for the 1999 first quarter due primarily to the reduction in long-term debt from the proceeds of the divestiture of the medical devices business during the 1998 first quarter. Average long-term debt outstanding during the 1999 and 1998 first quarter was $4,028.9 million and $4,347.0 million, respectively.

Other income, net increased for the 1999 first quarter due to favorable foreign exchange results. Other income, net for both the 1999 and 1998 first quarters included gains on the sales of non-strategic assets, including certain non-core and generic product rights, that were approximately the same level in each period.

The following table sets forth worldwide income before taxes (IBT) by operating segment together with the percentage changes from the comparable period in the prior year:
                                 Income Before Taxes
                                 -------------------
                                    Three Months
($ in Millions)                    Ended March 31,      % Increase
Operating Segment                  1999       1998       (Decrease)
-----------------                 -------   --------     -----------
Pharmaceuticals                   $700.2     $704.4         (1)%
Consumer Health Care               123.6      113.5          9%
Agricultural Products              158.2      190.3        (17)%
                                  -------   --------     -----------
                                   982.0    1,008.2         (3)%

Corporate and All Other*           (67.5)     492.6          -
                                  -------   --------     -----------
Total Income Before Taxes*         $914.5   $1,500.8       (39)%
                                  =======   ========     ===========

* 1998 includes the gain on the sale of the medical devices business of $592.1. Excluding the gain on sale, total IBT increased 1%.

Worldwide pharmaceutical IBT decreased 1% for the 1999 first quarter due primarily to increased research and development expenditures. Worldwide consumer health care IBT increased 9% for the 1999 first quarter due primarily to increased sales of U.S. consumer health care products, which were offset, in part, by higher selling expenses, primarily marketing. Worldwide agricultural

            Management's Discussion and Analysis of Financial Condition

                             and Results of Operations

                         Three Months Ended March 31, 1999

products IBT decreased 17% for the 1999 first quarter due primarily to lower worldwide sales of agricultural products, which were offset, in part, by lower selling expenses, primarily marketing, and general expenses as a result of lower sales and cost reduction efforts. Corporate and all other, excluding the gain on the sale from the 1998 first quarter results, increased for the 1999 first quarter due primarily to a non-operating charge in the 1998 first quarter and lower interest expense in the 1999 first quarter.

The effective tax rate decreased to 28.4% for the 1999 first quarter versus 34.6% for the 1998 first quarter due primarily to the tax impact of the gain on the sale of the medical devices business in 1998. The higher rate in 1998 was due primarily to goodwill basis differences for tax and financial reporting purposes.

Net income and diluted earnings per share for the 1999 first quarter were $654.9 million and $0.49 compared to $651.4 million and $0.49 for the 1998 first quarter, excluding the after-tax gain on the sale of the medical devices business of $330.8 million and $0.25. Net income and diluted earnings per share remained level for the 1999 first quarter, excluding the gain on the sale, while net sales decreased, due primarily to lower overall selling, general and administrative expenses and increased sales of consumer health care products, which were offset by the loss of medical devices sales and lower worldwide sales of agricultural products. Including the gain on sale, net income and diluted earnings per share for the 1999 first quarter decreased 33% and 34% compared to $982.2 million and $0.74 for the 1998 first quarter.

Euro Currency

On January 1, 1999, 11 of the 15 member countries of the European Union adopted the "Euro" as a new common legal currency, however the legacy currencies of the member countries are scheduled to remain legal tender as sub-denominations of the Euro between January 1, 1999 and January 1, 2002 (the "transition period"). Critical areas impacted by the conversion to the Euro have been identified and appropriate strategies developed, which are currently being implemented to facilitate the adoption of the Euro and to facilitate business transactions during the transition period. The costs related to the Euro conversion and transition period will not have a material adverse effect on the Company's financial position or results of operations. However, the Euro conversion may have competitive implications on the Company's pricing and marketing strategies, the total impact of which is not known at this time.

            Management's Discussion and Analysis of Financial Condition

                             and Results of Operations

                         Three Months Ended March 31, 1999

Competition

The Company operates in the highly competitive pharmaceutical, consumer health care and agrochemical industries. The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its sales or results of operations. However, PREMARIN, one of the Company's conjugated estrogens products manufactured from pregnant mare's urine, which has not had patent protection for many years, is the leader in its category and contributes significantly to sales and results of operations. PREMARIN's principal uses are to manage the symptoms of menopause and osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and some of these products also have obtained marketing approval for the treatment of osteoporosis. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN under many state laws and third party insurance payer plans. In May 1997, the U.S. Food and Drug Administration
(FDA) announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to some form of generic competition from either natural or synthetic generic conjugated estrogens products in the future.

Liquidity, Financial Condition and Capital Resources

Cash and cash equivalents increased $148.3 million in the 1999 first quarter to $1,330.6 million. Cash flows from operating activities of $485.2 million, net proceeds from debt issuances of $344.8 million, proceeds from sales of other assets of $132.0 million and proceeds from the exercise of stock options of $118.3 million were used principally for purchases of treasury stock of $434.7 million, dividend payments of $294.9 million and capital expenditures of $174.4 million. Due to the seasonality of the U.S. agricultural products business, a significant portion of the annual U.S. agricultural products sales are recorded in the first six months of the year; however, a significant amount of the related accounts receivable are not collected until the third quarter. As a result, cash flows from operating activities for the first quarter of 1999 are not indicative of the results to be expected in subsequent fiscal quarters or for the full year. Capital expenditures included strategic investments in manufacturing and distribution facilities worldwide and expansion of the Company's research and development facilities.

            Management's Discussion and Analysis of Financial Condition

                             and Results of Operations

                         Three Months Ended March 31, 1999

In December 1998, the Company recorded a charge for restructuring and related asset impairments. Since the end of 1998, the Company has begun its personnel reductions, initiated the closure of certain manufacturing facilities, and has been preparing and marketing certain sites for sale. Cash expenditures aggregated $20.3 million for severance and exit costs in the 1999 first quarter.

At March 31, 1999, the fair value of the Company's long-term debt, including the current portion, was $4,415.3 million. If interest rates were to increase or decrease by one percentage point, the fair value of the long-term debt would decrease or increase by approximately $105.4 million.

At March 31, 1999, the fair value of the $751.6 million notional amount of foreign exchange forward contracts was a net receivable of $5.2 million. As foreign exchange rates change from period to period, the fluctuations in the fair value of the foreign exchange forward contracts are offset by fluctuations in the fair value of the underlying hedged transactions. If the value of the U.S. dollar were to increase or decrease by 10% in relation to all foreign currencies, the net receivable would increase or decrease by approximately $42.5 million.

Year 2000

As described in the Company's 1998 Annual Report on Form 10-K, the Company has recognized the importance of addressing Year 2000 problems and has committed certain resources to identify and correct potential problems in order to minimize the impact on its business.

The Company's Year 2000 program is organized into three functional areas:
Information Technology (IT), which includes computer systems and related application software; Embedded Chips (EC), which are hidden internal components of many non-computer devices and machinery; and Business Partners (BP), which include suppliers, customers and governmental agencies. The program methodology is organized into three phases: Phase I: Inventory, Assessment and Project Planning; Phase II: Remediation and Testing; and Phase III: Certification, Implementation and Contingency Planning. Phase I activities for IT have been completed. Most Phase II activities for IT have been substantially completed with testing of remediation more than 50% complete. Several Phase III activities for IT have made substantial progress since the end of 1998. Phase I activities for EC have been completed. Most Phase II activities for EC have commenced with significant developments made in remediation and testing. Several Phase III activities for EC are currently under way with substantial progress made in certification. Phase I activities for BP have been substantially completed. Phase II and III for BP are currently under way. For all three functional areas, Phase I activities have been completed, Phase II activities are expected to be completed by the end of the 1999 second quarter and Phase III activities are expected to be completed by the end of the 1999 third quarter.

            Management's Discussion and Analysis of Financial Condition

                             and Results of Operations

                         Three Months Ended March 31, 1999

The costs of remediation and appropriate replacement projects for Year 2000 activities have increased to approximately $160 million from $150 million due primarily to business continuity and contingency planning costs. The costs include operating and capital costs of approximately $110 million and $50 million, respectively, for all phases within each functional area. These costs do not include any internal costs. Through March 31, 1999, $49 million and $14 million have been incurred for operating and capital costs, respectively, related to the Year 2000 program. The costs related to Year 2000 are not expected to have a material adverse effect on the Company's results of operations or financial position.

The Company has not yet formulated its most reasonably likely worst-case scenario with respect to possible losses related to Year 2000 problems.

The Company has initiated the Contingency Planning process. The Company will be developing business continuity plans for those areas that are critical to the Company's business. These business continuity plans will be designed to resume business operations in a timely manner in the event of a disruption to business flows in the end of 1999 and beyond.

Management's assessment of risks and uncertainties associated with the Year 2000 project remain unchanged from that described in the 1998 Annual Report on Form 10-K. The Company anticipates that the required modifications and replacements of its critical systems and applications will be completed prior to the Year 2000. However, the Company may be unable to implement these modifications and replacements on a timely basis, and, even if the Company does make these modifications and replacements, they may not be effective in addressing the problems identified. If the required modifications and replacements are not completed in a timely manner or are not successful, there could be a material adverse effect on the Company's results of operations.

The Company continues to have limited information on Year 2000 compliance by its key third-party suppliers, service providers, distributors, wholesalers and certain other entities with which the Company has a business relationship (business partners). There could be a material adverse effect on the Company's business partners' operations if they do not successfully and timely achieve Year 2000 compliance. If the Company's business partners experience Year 2000 compliance issues, there could be a material adverse effect on the Company's results of operations.

The Company cannot guarantee that its remediation efforts will adequately address Year 2000 problems in a timely manner or that it will be able to modify and replace any or all of the Company's critical systems and applications in accordance with its plans. In addition, the Company cannot assure that any modifications and replacements will effectively address Year 2000 problems. If the Company does not complete the required conversions on time, or if it is not

            Management's Discussion and Analysis of Financial Condition

                             and Results of Operations

                         Three Months Ended March 31, 1999

successful, there could be a material adverse effect on the Company's results of operations. Furthermore, the Company cannot guarantee that other companies will make necessary, timely and successful conversions to their systems on which the Company's systems and business flows depend. Although the Company intends in the second and third quarters of 1999 to develop contingency plans detailing actions that the Company will take in the event the execution of its Year 2000 remediation efforts are not successfully completed on a timely basis, the Company has not yet developed such plans. Additional risk factors related to Year 2000 problems are identified in the Company's 1998 Annual Report on Form 10-K and Exhibit 99 to such report.

Cautionary Statements for Forward Looking Information

Management's discussion and analysis set forth above contains certain forward looking statements, including, among other things, statements regarding the Company's results of operations, Euro currency, competition, liquidity, financial condition and capital resources, and Year 2000. These forward looking statements are based on current expectations. Certain factors which could cause the Company's actual results to differ materially from expected and historical results have been identified by the Company in its other periodic reports filed with the Securities and Exchange Commission including the Company's 1998 Annual Report on Form 10-K and Exhibit 99 to such report, which exhibit is incorporated herein by reference.

                          Part II - Other Information

Item 1.     Legal Proceedings

            The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

            As of April 26, 1999, the Company has been served or is aware that it has been named as a defendant in 3,167 suits as the manufacturer of PONDIMIN and/or the distributor of REDUX. Of the 3,167 lawsuits naming the Company as a defendant, 71 are actions that seek certification of a class, some on a national and others on a statewide basis. Of these 71 lawsuits, 30 are pending in various federal district courts and 41 are pending in various state courts. (As described in the Company's 1998 Annual Report on Form 10-K, statewide medical monitoring classes have been certified in six of these cases). A number of the actions brought in state courts have been removed to federal courts. Individual plaintiffs have filed the remaining lawsuits: 866 individual lawsuits are pending in various federal district courts and 2,230 individual lawsuits are pending in various state courts. On May 5, 1998, the Boone (Ky.) Circuit Court certified as a class action a case brought on behalf of all persons who received PONDIMIN and/or REDUX from co-defendant Bariatrics, Inc., of Kentucky and/or from clinics operated by co-defendant Dr. Rex Duff. (Guard v. A.H. Robins Company, Inc, et al., C.A. No. 98-CI-795). The Company is reviewing its appellate options with respect to the Guard case.

            As of April 26, 1999, there were pending against the Company approximately 3,732 lawsuits in federal or state courts on behalf of approximately 39,580 plaintiffs alleging injuries as a result of use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel. On April 13, 1999, a West Virginia court conditionally certified a statewide class of NORPLANT users, subject to a future motion to decertify the class following discovery. (Ramey, et al. v. AHPC, et al., Circuit Court, Lincoln Cty., WV, No. 97-C-132). The Company is considering an appeal of the decision. The NORPLANT SYSTEM case tried in Beaumont, Texas earlier this year (Davis, et al. v. AHPC, et al., District Court, Jefferson Cty., Texas, No. B-150,760) concluded with a verdict rendered on March 4, 1999. On March 24, 1999, the court entered judgment in favor of the Company on the claims of three of the four plaintiffs in the Davis case. On April 8, 1999, the court entered judgment in favor of the fourth plaintiff, Emilia Medrano, for $38,000. The Company intends to appeal the Medrano judgment. The fourth NORPLANT SYSTEM case to be tried to a verdict (Ramirez v. Wyeth Laboratories, Inc., et al., Supreme Court, New York Cty., New York, No. 94-132-182) resulted in a defense verdict in favor of the Company on April 23, 1999.

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

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  Exhibit No. Description

                  (12)        Computation of Ratio of Earnings to Fixed Charges

                  (27)        Financial Data Schedule - Period Ended
                              March 31, 1999

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

                         AMERICAN HOME PRODUCTS CORPORATION
                                    (Registrant)


                             By /s/      Paul J. Jones
                                ------------------------------
                                         Paul J. Jones
                                Vice President and Comptroller
                                  (Duly Authorized Signatory
                                 and Chief Accounting Officer)



Date: May 14, 1999

                                 Exhibit Index


Exhibit No.     Description

 (12)           Computation of Ratio of Earnings to Fixed Charges

 (27)           Financial Data Schedule - Period Ended March 31, 1999



                                      EX-1