Form 10-Q
period 1999-06-30
AMERICAN HOME PRODUCTS CORP
filed 1999-08-16
CIK 5187

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

For the quarterly period ended June 30, 1999    Commission file number 1-1225

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

             Indicate by check mark whether the registrant(1) has
            filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months(or for such shorter period that the
           registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                            Yes X   No


 The number of shares of Common Stock outstanding as of the close of business on July 31, 1999:

                                                             Number of
                 Class                                  Shares Outstanding
     Common Stock, $0.33-1/3 par value                    1,306,655,535

================================================================================

             AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                                    INDEX

                                                                       Page No.

Part I - Financial Information                                             2

     Item 1.  Financial Statements:

      Consolidated Condensed Balance Sheets -
            June 30, 1999 and December 31, 1998                            3

      Consolidated Condensed Statements of Income -
            Three and Six Months Ended June 30, 1999 and 1998              4

      Consolidated Condensed Statements of Changes in Stockholders'
            Equity - Six Months Ended June 30, 1999 and 1998               5

      Consolidated Condensed Statements of Cash Flows -
            Six Months Ended June 30, 1999 and 1998                        6

      Notes to Consolidated Condensed Financial Statements                7-9

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations              10-19

Part II - Other Information                                               20

     Item 1.  Legal Proceedings                                          20-22

     Item 4.  Submission of Matters to a Vote of Security-Holders        22-23

     Item 6.  Exhibits and Reports on Form 8-K                            23

Signature                                                                 24

Exhibit Index                                                            EX-1

                         Part I - Financial Information

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by American Home Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 1999 and December 31, 1998, the results of its operations for the three months and six months ended June 30, 1999 and 1998, and its cash flows and changes in stockholders' equity for the six months ended June 30, 1999 and 1998. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In Thousands Except Per Share Amounts)

                                                        June 30,   December 31,
                                                          1999         1998
                                                      ------------ ------------
ASSETS
Cash and cash equivalents.........................    $  1,779,610 $  1,182,319
Marketable securities.............................         438,160      119,210
Accounts receivable less allowances...............       3,213,364    3,276,597
Inventories:
  Finished goods..................................       1,012,632    1,012,679
  Work in progress................................         597,962      604,647
  Materials and supplies..........................         581,331      620,592
                                                      ------------ ------------
                                                         2,191,925    2,237,918
Other current assets including deferred taxes.....       1,178,200    1,139,588
                                                      ------------ ------------
  Total Current Assets............................       8,801,259    7,955,632
Property, plant and equipment.....................       6,734,265    6,718,364
  Less accumulated depreciation...................       2,413,797    2,428,699
                                                      ------------ ------------
                                                         4,320,468    4,289,665
Goodwill and other intangibles, net of
  accumulated amortization .......................       7,851,859    7,995,082
Other assets including deferred taxes.............         791,358      838,689
                                                      ------------ ------------
  Total Assets....................................    $ 21,764,944 $ 21,079,068
                                                      ============ ============

LIABILITIES
Loans payable.....................................    $  1,464,587 $     79,728
Trade accounts payable............................         630,100      680,961
Accrued expenses..................................       3,015,728    3,037,239
Accrued federal and foreign taxes.................         414,201      412,793
                                                      ------------ ------------
  Total Current Liabilities.......................       5,524,616    4,210,721
Long-term debt....................................       3,624,694    3,859,163
Other noncurrent liabilities......................       2,200,844    2,312,261
Postretirement benefit obligations other
  than pensions...................................         880,574      860,908
Minority interests................................         250,362      221,219
STOCKHOLDERS' EQUITY
$2 convertible preferred stock, par value
  $2.50 per share.................................              62           64
Common stock, par value $0.33-1/3 per share.......         435,871      437,466
Additional paid-in capital........................       3,212,556    3,072,874
Retained earnings.................................       6,173,142    6,432,729
Accumulated other comprehensive loss..............        (537,777)    (328,337)
                                                      ------------ ------------
  Total Stockholders' Equity......................       9,283,854    9,614,796
                                                      ------------ ------------
  Total Liabilities and Stockholders' Equity......    $ 21,764,944 $ 21,079,068
                                                      ============ ============

The accompanying notes are an integral part of these consolidated condensed balance sheets.


               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                    (In Thousands Except Per Share Amounts)

                                     Three Months              Six Months
                                    Ended June 30,            Ended June 30,
                                   1999         1998         1999         1998
                               -----------  -----------  ------------  -----------
Net Sales ...................  $ 3,319,292  $ 3,341,960  $  6,761,644  $ 7,008,355
                               -----------  -----------  ------------  -----------
Cost of goods sold ..........      950,657      920,241     1,863,569    1,924,671
Selling, general and
   administrative expenses...    1,237,771    1,236,958     2,464,048    2,592,276
Research and development
   expenses..................      450,706      408,447       859,133      795,405
Interest expense, net .......       54,949       50,153       111,280      122,264
Other income, net ...........       (8,072)      (1,522)      (84,164)     (62,680)
Gain on sale of business.....            -            -             -     (592,084)
Special charge...............       82,000            -        82,000            -
                               -----------  -----------  ------------  -----------
Income before federal and
   foreign taxes.............      551,281      727,683     1,465,778    2,228,503
Provision for taxes..........      152,608      204,172       412,187      722,782
                               -----------  -----------  ------------  -----------
Net Income ..................  $   398,673  $   523,511  $  1,053,591  $ 1,505,721
                               ===========  ===========  ============  ===========

Basic Earnings per Share ....  $      0.30  $      0.40  $       0.80  $      1.15
                               ===========  ===========  ============  ===========

Diluted Earnings per Share ..  $      0.30  $      0.39  $       0.79  $      1.13
                               ===========  ===========  ============  ===========
Dividends per share of
   common stock..............  $     0.225  $     0.215  $       0.45  $      0.43
                               ===========  ===========  ============  ===========


The accompanying notes are an integral part of these consolidated condensed statements.


                                   AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (In Thousands)

Six Months Ended June 30, 1999:


                                                                                    Accumulated
                              $2 Convertible             Additional                   Other         Total
                                Preferred      Common     Paid-in      Retained    Comprehensive Stockholders'
                                  Stock        Stock      Capital      Earnings       Loss         Equity
                              -------------  ---------- ------------  ------------ ------------  ------------
Balance at January 1, 1999....  $        64  $ 437,466  $  3,072,874  $  6,432,729    ($328,337) $  9,614,796

Net income....................                                           1,053,591                  1,053,591
Currency translation
  adjustments.................                                                         (208,209)     (208,209)
Unrealized loss on marketable
  securities..................                                                           (1,231)       (1,231)
                                                                                                 ------------
Comprehensive income..........                                                                        844,151
                                                                                                 ------------

Cash dividends declared.......                                            (589,570)                  (589,570)
Treasury stock acquired.......                  (4,408)      (57,867)     (716,419)                  (778,694)
Common stock issued...........                   2,635       176,945                                  179,580
Conversion of preferred stock
  and other exchanges.........           (2)       178        20,604        (7,189)                    13,591
                              -------------  ---------- ------------  ------------ ------------  ------------
Balance at June 30, 1999......  $        62  $ 435,871  $  3,212,556  $  6,173,142    ($537,777) $  9,283,854
                              =============  ========== ============  ============ ============  ============



Six Months Ended June 30, 1998:
                                                                                    Accumulated
                             $2 Convertible               Additional                  Other         Total
                                Preferred      Common      Paid-in     Retained    Comprehensive Stockholders'
                                  Stock        Stock       Capital      Earnings       Loss         Equity
                              -------------  ---------- ------------  ------------ ------------  ------------
Balance at January 1, 1998....  $        72  $ 435,298  $  2,530,696  $  5,489,292    ($280,106)  $ 8,175,252

Net Income....................                                           1,505,721                  1,505,721
Currency translation
  adjustments.................                                                          (90,377)      (90,377)
Unrealized loss on marketable
  securities..................                                                           (2,217)       (2,217)
                                                                                                 ------------
Comprehensive income..........                                                                      1,413,127
                                                                                                 ------------

Cash dividends declared.......                                            (563,742)                  (563,742)
Treasury stock acquired.......                    (376)       (5,262)      (60,229)                   (65,867)
Common stock issued...........                   2,934       301,782                                  304,716
Conversion of preferred stock
  and other exchanges.........           (4)       423        20,399        (8,394)                    12,424
                              -------------  ---------- ------------  ------------ ------------  ------------
Balance at June 30, 1998......  $        68  $ 438,279  $  2,847,615  $  6,362,648    ($372,700)  $ 9,275,910
                              =============  ========== ============  ============ ============  ============

The accompanying notes are an integral part of these consolidated condensed statements.


               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                      Six Months Ended June 30,
                                                         1999           1998
                                                     ------------   ------------
Operating Activities
Net income ....................................      $ 1,053,591    $ 1,505,721
Adjustments to reconcile net income to net cash
provided from operating activities:
   Special charge .............................           82,000              -
   Gain on sale of business ...................                -       (592,084)
   Gains on sales of other assets..............          (83,567)       (76,554)
   Depreciation and amortization...............          354,969        344,780
   Deferred income taxes.......................           31,953         32,463
   Changes in working capital, net.............         (222,484)      (639,729)
   Other items, net............................           11,313        (60,406)
                                                     ------------   ------------
Net cash provided from operating activities....        1,227,775        514,191
                                                     ------------   ------------
Investing Activities
Purchase of property, plant and equipment......         (408,064)      (373,445)
Proceeds from sale of business ................                -      1,770,000
Proceeds from sales of other assets............          152,999         94,175
Net purchases of marketable securities.........         (320,323)       (45,484)
                                                     ------------   ------------
Net cash provided from/(used for) investing
   activities .................................         (575,388)     1,445,246
                                                     ------------   ------------
Financing Activities
Net proceeds from/(repayment of) debt..........        1,153,092     (1,150,448)
Dividends paid.................................         (589,570)      (563,742)
Exercise of stock options......................          179,580        304,716
Purchases of treasury stock....................         (778,694)       (65,867)
Termination of interest rate swap agreements...                -        (96,655)
                                                     ------------   ------------
Net cash used for financing activities.........          (35,592)    (1,571,996)
                                                     ------------   ------------
Effects of exchange rates on cash balances.....          (19,504)        (4,975)
                                                     ------------   ------------
Increase in cash and cash equivalents..........          597,291        382,466
Cash and cash equivalents, beginning of period.        1,182,319      1,051,372
                                                     ------------   ------------
Cash and cash equivalents, end of period.......      $ 1,779,610    $ 1,433,838
                                                     ============   ============


The accompanying notes are an integral part of these consolidated condensed statements.

Supplemental Information
Interest payments excluding termination of
  interest rate swap agreements                      $   144,261    $   175,345
Income tax payments, net of refunds                      367,603        472,058

                    AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. Special Charge

        In July 1999, the Company announced that it was temporarily suspending shipments and recommending postponement of administration of ROTASHIELD, the Company's rotavirus vaccine. The Company took this action in response to questions raised by reports of intussusception
        (a cause of bowel obstruction)in certain infants immunized with ROTASHIELD. The 1999 second quarter and first half results of operations include a special charge aggregating $82.0 million ($53.0 million after-tax or $0.04 per share-diluted). The special charge is to provide for the estimated costs related to product returns, inventory and other costs in the event the product is not returned to the market.


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


Note 3. Restructuring Program

        In December 1998, the Company recorded a charge for restructuring and related asset impairments to recognize the reorganization of its worldwide supply chains and distribution systems, and the globalization of certain business units. Since the end of 1998, the Company has begun its personnel reductions and initiated/completed the closure/sale of certain manufacturing facilities/distribution centers. Cash expenditures aggregated $43.0 million for severance and exit costs in the 1999 first half, which were applied against the restructuring accruals. At June 30, 1999, $183.9 million of these restructuring accruals were outstanding.

                   AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4. Company Data by Operating Segment

        The Company has four reportable segments: Pharmaceuticals, Consumer Health Care, Agricultural Products, and Corporate and All Other.

                                                    Net Sales
                                   ---------------------------------------------
                                       Three Months             Six Months
            ($ in millions)            Ended June 30,          Ended June 30,
            Operating Segment          1999        1998        1999       1998
            -----------------      ----------  ----------  ----------  ---------
            Pharmaceuticals         $2,239.6    $2,069.8    $4,535.3   $4,333.0
            Consumer Health Care       503.6       456.2     1,065.9      956.8
            Agricultural Products      576.1       816.0     1,160.4    1,526.6
                                   ----------  ----------  ----------  ---------
                                     3,319.3     3,342.0     6,761.6    6,816.4
            Corporate and All
               Other                       -           -           -      192.0
                                   ----------  ----------  ----------  ---------
            Total                   $3,319.3    $3,342.0    $6,761.6   $7,008.4
                                   ==========  ==========  ==========  =========

                                              Income Before Taxes (1)
                                   ---------------------------------------------
                                        Three Months            Six Months
            ($ in millions)            Ended June 30,         Ended June 30,
            Operating Segment          1999        1998        1999       1998
            -----------------      ----------  ----------  ----------  ---------
            Pharmaceuticals (2)       $395.9      $430.9    $1,096.1   $1,135.3
            Consumer Health Care       103.5        92.5       227.1      206.0
            Agricultural Products      141.5       284.5       299.7      474.8
                                   ----------  ----------  ----------  ---------
                                       640.9       807.9     1,622.9    1,816.1
            Corporate and All
               Other (3)               (89.6)      (80.2)     (157.1)     412.4
                                   ----------  ----------  ----------  ---------
            Total                     $551.3      $727.7    $1,465.8   $2,228.5
                                   ==========  ==========  ==========  =========



         (1) The second quarter results include goodwill amortization for 1999 and 1998 as follows: Pharmaceuticals - $38.3 and $38.6, Consumer Health Care - $8.0 and $4.0, Agricultural Products
              - $24.2 and $24.2.

              The first half results include goodwill amortization for 1999 and 1998 as follows: Pharmaceuticals - $76.8 and $79.5,
              Consumer Health Care - $16.1 and $8.0, Agricultural Products - $48.5 and $48.5 and Corporate and All Other - $0.9 for 1998 only.

         (2) Income before taxes for pharmaceuticals in the 1999 second quarter and first half includes a special charge for $82.0 related to the temporary suspension of shipments and recommended postponement of administration of ROTASHIELD, the Company's rotavirus vaccine.

         (3) Income before taxes for Corporate and All Other in the 1998 first half includes the gain on the sale of the Sherwood-Davis & Geck medical devices business of $592.1, which was sold effective February 27, 1998.

                   AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5. Earnings per Share

        The following table sets forth the computations of Basic Earnings per Share and Diluted Earnings per Share:


                                                            Three Months                 Six Months
                                                            Ended June 30,              Ended June 30,
            (In thousands except per share amounts)      1999           1998           1999           1998
            ---------------------------------------    ----------     ----------     ----------     ----------
            Net income less preferred dividends        $  398,661     $  523,497     $1,053,566     $1,505,693
            Denominator:
              Average number of common shares
                outstanding                             1,310,194      1,314,229      1,311,074      1,311,628
                                                       ----------     ----------     ----------     ----------
            Basic Earnings per Share                   $     0.30     $     0.40     $     0.80     $     1.15
                                                       ==========     ==========     ==========     ==========

            Net income                                 $  398,673     $  523,511     $1,053,591     $1,505,721
            Denominator:
              Average number of common shares
                outstanding                             1,310,194      1,314,229      1,311,074      1,311,628
              Common share equivalents of
                outstanding stock options
                and deferred contingent
                common stock awards                        21,813         21,938         22,384         22,097
                                                       ----------     ----------     ----------     ----------
            Total shares                                1,332,007      1,336,167      1,333,458      1,333,725
                                                       ----------     ----------     ----------     ----------
            Diluted Earnings per Share                 $     0.30     $     0.39     $     0.79     $     1.13
                                                       ==========     ==========     ==========     ==========


          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1999


Results of Operations

Worldwide net sales for the 1999 second quarter and first half were 1% and 4% lower compared with prior year levels. After adjusting for the sale of the Sherwood-Davis & Geck medical devices business which was sold effective February 27, 1998, worldwide net sales for the 1999 first half were 1% lower compared with prior year levels. The decreases were due primarily to lower U.S. sales of agricultural products and animal health products offset, in part, by higher worldwide sales of pharmaceuticals and consumer health care products for both the 1999 second quarter and first half.

The following table sets forth worldwide net sales results by operating segment together with the percentage changes from the comparable periods in the prior year:

                                                  Net Sales
                       -----------------------------------------------------------------------
                           Three Months                        Six Months
($ in Millions)            Ended June 30,     %Increase       Ended June 30,      %Increase
Operating Segment        1999         1998    (Decrease)      1999       1998     (Decrease)
---------------------  ---------   ---------  ----------    ---------  ---------   ----------
Pharmaceuticals        $ 2,239.6   $ 2,069.8       8 %      $ 4,535.3  $ 4,333.0        5 %
Consumer Health Care       503.6       456.2      10 %        1,065.9      956.8       11 %
Agricultural Products      576.1       816.0     (29)%        1,160.4    1,526.6      (24)%
                       ---------   ---------  ----------    ---------  ---------   ----------
                         3,319.3     3,342.0      (1)%        6,761.6    6,816.4       (1)%
Corporate and All
  Other                        -           -         -              -      192.0     (100)%
                       ---------   ---------  ----------    ---------  ---------   ----------
Total                  $ 3,319.3   $ 3,342.0      (1)%      $ 6,761.6  $ 7,008.4       (4)%
                       =========   =========  ==========    =========  =========   ==========



Worldwide pharmaceutical sales increased 8% for the 1999 second quarter and 5% for the 1999 first half due primarily to higher sales of EFFEXOR XR (due to expanded indications), ENBREL (introduced in the 1998 fourth quarter), ZOSYN, ZIAC and generic pharmaceuticals, which were offset, in part, by lower sales of oral contraceptives (due to the timing of certain promotional programs), NAPRELAN and VERELAN (both divested in the 1998 third quarter), animal health products and CORDARONE (first half only). Lower sales of animal health products were due primarily to customers reducing consumption of livestock-related animal health products, in part, as a result of continuing commodity price declines in the livestock markets. This trend is expected to continue into 2000. Worldwide pharmaceutical sales were impacted by unfavorable foreign exchange of 2% for the 1999 second quarter and 1% for the first half. U.S. pharmaceutical sales increased 11% for the 1999 second quarter and 5% for the first half. The increase in U.S. pharmaceutical sales for the 1999 second quarter consisted of unit volume growth of 9% and price increases of 2%. The increase in U.S. pharmaceutical sales for the 1999 first half consisted of unit volume growth of 2% and price increases of 3%. International pharmaceutical sales increased 4% for the 1999 second quarter and 5% for the first half. The increase in international pharmaceutical sales for the 1999 second quarter consisted of

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1999

unit volume growth of 5% and price increases of 3%, which were offset, in part, by unfavorable foreign exchange of 4%. The increase in international pharmaceutical sales for the 1999 first half consisted of unit volume growth of 5% and price increases of 3%, which were offset, in part, by unfavorable foreign exchange of 3%.

Worldwide consumer health care sales increased 10% for the 1999 second quarter and 11% for the 1999 first half due primarily to higher sales of nutritional supplements, which consist of SOLGAR products (acquired in the 1998 third quarter), CENTRUM products including CENTRUM herbals (introduced in the 1998 fourth quarter) and CALTRATE, and CHAPSTICK (due to product line extensions). SOLGAR products contributed 6% to the increase for both the 1999 second quarter and first half. Worldwide consumer health care sales were impacted by unfavorable foreign exchange of 2% for both the 1999 second quarter and first half. U.S. consumer health care sales increased 16% for both the 1999 second quarter and first half. The increase in U.S. consumer health care sales for the 1999 second quarter and first half consisted of unit volume growth of 15% (7% for both periods due to the acquisition of SOLGAR products) and price increases of 1%. International consumer health care sales increased 2% for the 1999 second quarter and 4% for the first half. The increase in international consumer health care sales for the 1999 second quarter consisted of unit volume growth of 1% (4% due to the acquisition of SOLGAR products, which more than offset a volume decline of 3%) and price increases of 7%, which were offset, in part, by unfavorable foreign exchange of 6%. The increase in international consumer health care sales for the 1999 first half consisted of unit volume growth of 5% (4% due to the acquisition of SOLGAR products) and price increases of 4%, which were offset, in part, by unfavorable foreign exchange of 5%.

Worldwide agricultural products sales decreased 29% for the 1999 second quarter and 24% for the 1999 first half due primarily to lower U.S. sales of herbicides, primarily PURSUIT, RAPTOR, PROWL and SCEPTER. The lower sales results were due principally to various competitive factors and reduced demand for grain coupled with high inventories from record harvests over the last two years. As a result of these inventory levels, commodity prices have declined causing farmers to reduce input costs by lowering application rates and choosing the lowest cost crop protection product. Worldwide agricultural products sales were impacted by unfavorable foreign exchange of 1% for the 1999 second quarter. Foreign exchange had no impact on worldwide agricultural products sales for the 1999 first half. U.S. agricultural products sales decreased 52% for the 1999 second quarter and 41% for the 1999 first half. The decrease in U.S. agricultural products sales for the 1999 second quarter consisted of unit volume declines of 38% and price decreases of 14%. The decrease in U.S. agricultural products sales for the 1999 first half consisted of unit volume declines of 31% and price decreases of 10%. Due to the seasonality of the U.S. agricultural products business, which is concentrated primarily in the first six months of the year, U.S. agricultural products sales and results of operations for the 1999 second quarter and first half are not indicative of the results to be expected in subsequent fiscal quarters or for the full year. International agricultural products sales decreased 2% for the 1999 second quarter and 4% for the 1999 first half. The decrease in international agricultural products sales for the 1999 second

          Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                 Three Months and Six Months Ended June 30, 1999

quarter consisted of unit volume declines of 1% and unfavorable foreign exchange of 2% offset, in part, by price increases of 1%. The decrease in international agricultural products sales for the 1999 first half consisted of unit volume declines of 3% and unfavorable foreign exchange of 1%.

Corporate and all other includes the results of the divested Sherwood-Davis & Geck medical devices business. The decrease for the 1999 first half is due entirely to the divestiture of the medical devices business effective February 27, 1998.

Cost of goods sold, as a percentage of net sales, increased to 28.6% for the 1999 second quarter and 27.6% for the 1999 first half compared to 27.5% for both the 1998 second quarter and first half due primarily to unfavorable sales mix in both the pharmaceuticals and agricultural products segments.

Selling, general and administrative expenses, as a percentage of net sales, increased to 37.3% for the 1999 second quarter and decreased to 36.4% for the 1999 first half compared to 37.0% for both the 1998 second quarter and first half. The increase in the 1999 second quarter is due primarily to higher selling expenses, primarily marketing costs, related to certain pharmaceutical and consumer health care product launches in late 1998 and in 1999, pre-launch marketing costs for certain pharmaceutical products expected to be launched by the end of 1999 and additional co-promotion expenses offset, in part, by lower selling expenses, primarily marketing, and general expenses of the agricultural products business as a result of cost reduction efforts. The decrease in the 1999 first half is due primarily to lower selling and general expenses for the agricultural products business as previously discussed, the divested medical devices business and lower corporate expenses offset, in part, by higher pharmaceutical and consumer health care selling expenses, primarily marketing costs, as previously discussed.

Research and development expenses increased 10% for the 1999 second quarter and 8% for the 1999 first half due primarily to higher pharmaceutical research and development expenditures offset, in part, by lower research and development expenses for the agricultural products and animal health businesses as a result of cost containment efforts.

Interest expense, net, increased 10% for the 1999 second quarter and decreased 9% for the 1999 first half. The increase in interest expense, net, for the 1999 second quarter is due primarily to an increase in borrowings of commercial paper to finance treasury stock acquisitions as part of the stock repurchase program. The decrease in interest expense, net, for the 1999 first half is due primarily to the reduction in long-term debt from the proceeds of the divestiture of the medical devices business during the 1998 first quarter and lower interest rates offset, in part, by an increase in borrowings of commercial paper to finance treasury stock acquisitions as previously discussed. Weighted average long-term

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1999


debt, including loans payable, outstanding during the 1999 and 1998 second quarter was $4,690.5 million and $3,945.5 million, respectively. Weighted average long-term debt, including loans payable, outstanding during the 1999 and 1998 first half was $4,460.7 million and $4,294.2 million, respectively.

Other income, net, increased for the 1999 second quarter due primarily to higher gains on the sales of non-strategic assets, including certain non-core and generic product rights offset, in part, by unfavorable foreign exchange results and Year 2000 conversion costs. Other income, net, increased for the 1999 first half due primarily to higher gains on the sales of non-strategic assets as previously discussed, lower unfavorable foreign exchange results and Year 2000 conversion costs.

In July 1999, the Company announced that it was temporarily suspending shipments and recommending postponement of administration of ROTASHIELD, the Company's rotavirus vaccine. The Company took this action in response to questions raised by reports of intussusception (a cause of bowel obstruction) in certain infants immunized with ROTASHIELD. The 1999 second quarter and first half results of operations include a special charge aggregating $82.0 million ($53.0 million after-tax or $0.04 per share-diluted). The special charge is to provide for the estimated costs related to product returns, inventory, and other costs in the event the product is not returned to the market.

The following table sets forth worldwide income before taxes (IBT) by operating segment together with the percentage changes from the comparable period in the prior year:


                                         Income Before Taxes
                         ----------------------------------------------------------
                            Three Months               Six Months
($ in Millions)            Ended June 30, %Increase   Ended June 30,     %Increase
Operating Segment          1999     1998  (Decrease)    1999      1998   (Decrease)
----------------------   ------- -------- ---------- --------- --------  ----------

Pharmaceuticals (1)      $ 395.9  $ 430.9       (8)% $1,096.1  $1,135.3        (3)%
Consumer Health Care       103.5     92.5       12 %    227.1     206.0        10 %
Agricultural Products      141.5    284.5      (50)%    299.7     474.8       (37)%
                         ------- -------- ---------- --------- --------  ----------
                           640.9    807.9      (21)%  1,622.9   1,816.1       (11)%
Corporate and All
   Other (2)               (89.6)   (80.2)     (12)%   (157.1)    412.4          -
                         ------- -------- ---------- --------- --------  ----------

Total (3)                $ 551.3  $ 727.7      (24)% $1,465.8  $2,228.5       (34)%
                         ======= ======== ========== ========= ========  ==========



(1) IBT for Pharmaceuticals in the 1999 second quarter and first half includes the special charge of $82.0 related to the temporary suspension of shipments and recommended postponement of administration of ROTASHIELD, the Company's rotavirus vaccine. Excluding the special charge, IBT for pharmaceuticals increased 11% for the 1999 second quarter and 4% for the 1999 first half.

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1999

(2) IBT for Corporate and All Other in the 1998 first half includes the gain on the sale of the Sherwood-Davis & Geck medical devices business of $592.1, which was sold effective February 27, 1998. Excluding the gain on sale, IBT for Corporate and All Other increased 13% for the 1999 first half.

(3) Excluding the special charge, total IBT for the 1999 second quarter decreased 13% compared to the prior year. Excluding the special charge from the 1999 results and the gain on sale from the 1998 results, total IBT for the 1999 first half decreased 5% compared to the prior year.

Worldwide pharmaceutical IBT, excluding the special charge for ROTASHIELD previously discussed, increased 11% for the 1999 second quarter and 4% for the 1999 first half due primarily to higher sales of worldwide pharmaceuticals offset, in part, by lower sales of animal health products, increased research and development expenses, and higher selling, general and administrative expenses. Worldwide consumer health care IBT increased 12% for the 1999 second quarter and 10% for the 1999 first half due primarily to increased sales of worldwide consumer health care products offset, in part, by higher selling, general and administrative expenses. Worldwide agricultural products IBT decreased 50% for the 1999 second quarter and 37% for the 1999 first half due primarily to lower U.S. sales of agricultural products offset, in part, by lower selling expenses, primarily marketing, and general expenses as a result of cost reduction efforts. Corporate and all other expenses increased for the 1999 second quarter due primarily to higher interest expense as previously discussed and general and administrative expenses offset, in part, by higher gains on the sales of non-strategic assets. Excluding the gain on the sale from the divestiture of the medical devices business from the 1998 first half results, corporate and all other expenses decreased for the 1999 first half due primarily to higher gains on the sales of non-strategic assets and lower interest expense as previously discussed, offset, in part, by the loss of the medical devices business IBT resulting from the divestiture of the business effective February 27, 1998.

The effective tax rate decreased to 27.7% for the 1999 second quarter versus 28.1% for the 1998 second quarter. The effective tax rate decreased to 28.1% for the 1999 first half versus 32.4% for the 1998 first half due primarily to the tax impact of the gain on the sale of the medical devices business in 1998 as a result of goodwill basis differences for tax and financial reporting purposes.

Net income and diluted earnings per share for the 1999 second quarter were $398.7 million and $0.30 compared to $523.5 million and $0.39 for same period last year. Net income and diluted earnings per share for the 1999 second quarter included a special charge of $53.0 million and $0.04 for the estimated costs associated with the temporary suspension of shipments and recommended postponement of administration of ROTASHIELD, the Company's rotavirus vaccine. Excluding the special charge from the 1999 results, net income and diluted earnings per share for the 1999 second quarter decreased 14% and 13% compared to the 1998 second quarter results. Net income and diluted earnings per share for the 1999 first half were $1,053.6 million and $0.79 compared to $1,505.7 million and $1.13 for the same period last year. Net income and diluted earnings per share for the 1999 first half included the special charge previously discussed.

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1999

Net income and diluted earnings per share for the 1998 first half included a gain on the sale of the Sherwood-Davis & Geck medical devices business of $330.8 million and $0.25. Excluding the special charge and the gain on the sale from the 1999 and 1998 results, net income and diluted earnings per share for the 1999 first half both decreased 6% compared to 1998 first half results. The decreases in net income and diluted earnings per share for the 1999 second quarter, excluding the special charge, were due primarily to decreased gross profit from lower sales of U.S. agricultural products and animal health products which were partially replaced by increased sales of higher margin worldwide pharmaceuticals and consumer health care products, and higher pharmaceutical research and development expenses. The decreases in net income and diluted earnings per share for the 1999 first half, excluding the special charge and the gain on sale, were due primarily to decreased gross profit from the net variations in sales previously discussed and the disposition of the medical devices business as well as higher pharmaceutical research and development expenses, which were offset, in part, by lower selling, general and administrative expenses due primarily to cost reduction efforts in the agricultural products segment and the divestiture of the medical devices business.

Euro Currency

On January 1, 1999, 11 of the 15 member countries of the European Union adopted the "Euro" as a new common legal currency. However, the legacy currencies of the member countries are scheduled to remain legal tender as sub-denominations of the Euro between January 1, 1999 and January 1, 2002 (the "transition period"). Critical areas impacted by the conversion to the Euro have been identified and appropriate strategies developed, which are currently being implemented to facilitate the adoption of the Euro and to facilitate business transactions during the transition period. The costs related to the Euro conversion and transition period will not have a material adverse effect on the Company's financial position or results of operations. However, the Euro conversion may have competitive implications on the Company's pricing and marketing strategies, the total impact of which is not known at this time.

Competition

The Company operates in the highly competitive pharmaceutical, consumer health care and agrochemical industries. The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its sales or results of operations. However, PREMARIN, one of the Company's conjugated estrogens products manufactured from pregnant mare's urine, which has not had patent protection for many years, is the leader in its category and contributes significantly to sales and results of operations. PREMARIN's principal uses are to manage the symptoms of menopause and osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and some of these products also have an approved indication for the treatment of osteoporosis. During the past several years, other manufacturers have introduced products for the treatment

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1999

and/or prevention of osteoporosis. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN under many state laws and third party insurance payer plans. In May 1997, the U.S. Food and Drug Administration (FDA) announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to some form of generic competition from either natural or synthetic generic conjugated estrogens products in the future.

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the rapid acceptance of genetically modified seed has generated competition from agricultural products not traditionally used on crops grown from conventional seed, which has had an adverse effect on the results of operations of the agricultural products business in 1999 and is expected to continue to have an adverse effect in subsequent periods. In addition, depressed agricultural commodity prices are expected to continue to have an adverse effect on farmer demand for premium crop protection products. The Company is reviewing strategic alternatives with respect to the agricultural products business.

Liquidity, Financial Condition and Capital Resources

Cash and cash equivalents increased $597.3 million in the 1999 first half to $1,779.6 million. Cash flows from operating activities of $1,227.8 million, net proceeds from debt issuances of $1,153.1 million, proceeds from the exercise of stock options of $179.6 million and proceeds from sales of other assets of $153.0 million were used principally for purchases of treasury stock of $778.7 million, dividend payments of $589.6 million, capital expenditures of $408.1 million and net purchases of marketable securities of $320.3 million. The Company does not anticipate the seasonality of the U.S. agricultural products segment to have a significant impact on cash flows from operating activities in subsequent 1999 fiscal quarters or for the full year due to the sales declines previously discussed and the timing of accounts receivable collections. Capital expenditures included strategic investments in manufacturing and distribution facilities worldwide and expansion of the Company's research and development facilities.

The Company's $1.0 billion 7.7% notes, due February 2000, have been classified as current at June 30, 1999. In addition, $398 million of outstanding commercial paper at June 30, 1999 was also classified as current since this amount exceeded the Company's $2.0 billion credit facility that supports the commercial paper program. The significant increase in commercial paper is due primarily to financing treasury stock acquisitions as part of the stock repurchase program and funding the purchase of a $450 million convertible subordinated note issued by Immunex Corporation, a majority-owned subsidiary of the Company. The increase in marketable securities represents the investment by Immunex Corporation of the proceeds from this note. The Company intends to refinance these current liabilities before the end of the 2000 first quarter.

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1999

In December 1998, the Company recorded a charge for restructuring and related asset impairments to recognize the reorganization of its worldwide supply chains and distribution systems and the globalization of certain business units. Since the end of 1998, the Company has begun its personnel reductions and initiated/completed the closure/sale of certain manufacturing facilities/distribution centers. Cash expenditures aggregated $43.0 million for severance and exit costs in the 1999 first half, which were applied against the restructuring accruals. At June 30, 1999, $183.9 million of these restructuring accruals were outstanding.

At June 30, 1999, the fair value of the Company's long-term debt, including loans payable, was $5,161.3 million. If interest rates were to increase or decrease by one percentage point, the fair value of the long-term debt, including loans payable, would decrease or increase by approximately $95.4 million.

At June 30, 1999, the fair value of the $746.0 million notional amount of foreign exchange forward contracts was a net payable of $3.1 million. As foreign exchange rates change from period to period, the fluctuations in the fair value of the foreign exchange forward contracts are offset by fluctuations in the fair value of the underlying hedged transactions. If the value of the U.S. dollar were to increase or decrease by 10% in relation to all foreign currencies, the net payable would increase or decrease by approximately $67.0 million.

Year 2000

As described in the Company's 1998 Annual Report on Form 10-K, the Company has recognized the importance of addressing Year 2000 problems and has committed certain resources to identify and correct potential problems in order to minimize the impact on its business.

The Company's Year 2000 program is organized into three functional areas:
Information Technology (IT), which includes computer systems and related application software; Embedded Chips (EC), which are hidden internal components of many non-computer devices and machinery; and Business Partners (BP), which include suppliers of materials, utilities and other services, customers and governmental agencies. The program methodology is organized into three phases:
Phase I: Inventory, Assessment and Project Planning; Phase II: Remediation and Testing; and Phase III: Certification, Implementation and Contingency Planning. All Phase I activities for all three functional areas have been completed. All Phase II activities for IT and EC have commenced, remediation has substantially been concluded and testing is approximately 75% complete. Most Phase III activities for IT and EC are currently under way with progress being made in certification and implementation. Most Phase II activities for BP have begun and remediation projects are more than 50% complete. Phase III for BP has made significant progress in certification since the 1999 first quarter and the implementation process is well under way. For all three functional areas, Phase II and III activities are expected to be completed by the end of the 1999 third quarter.

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1999

The estimated costs of remediation and appropriate replacement projects for Year 2000 activities have decreased since the 1999 first quarter to approximately $155 million from $160 million. The costs include operating and capital costs of approximately $110 million and $45 million, respectively, for all phases within each functional area. These costs do not include any internal costs. Through June 30, 1999, $59 million and $22 million have been incurred for operating and capital costs, respectively, related to the Year 2000 program. The costs related to Year 2000 are not expected to have a material adverse effect on the Company's results of operations or financial position.

The Company currently believes that the most reasonably likely worst case scenario concerning the Year 2000 issue involves potential BP business disruption among the Company's key suppliers who may not be fully Year 2000 compliant. In order to address this possibility, the Company is formulating contingency plans intended to mitigate the impact on the Company and its critical business processes. Such plans will involve, but not be limited to, increasing raw materials and packaging inventory, and identifying and securing, where appropriate, alternate sources of raw materials, packaging inventory, utilities, transportation, financial and other services.

Contingency plans are also being developed to address key business processes including research and development and the supply of products to customers. These plans may include increasing finished goods inventory levels, alternate manual and offsite order processing, in addition to identifying and securing alternate sources of supply.

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

The Company continues to have limited information on Year 2000 compliance by its key business partners. There could be interruptions of the Company's business partners' operations if they do not successfully and timely achieve Year 2000 compliance. If the Company's contingency planning is inadequate to mitigate such interruptions, or if key business partners experience prolonged disruption, there could be a material adverse effect on the Company's results of operations.

The Company cannot guarantee that its remediation efforts and contingency planning will adequately address Year 2000 problems in a timely manner or that it will be able to modify and replace any or all of the Company's critical

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 1999

systems and applications in accordance with its plans. In addition, the Company cannot assure that any modifications and replacements will effectively address Year 2000 problems. If the Company does not complete the required conversions on time, or if it is not successful in the implementation of its contingency plans, there could be a material adverse effect on the Company's results of operations. Furthermore, the Company cannot guarantee that other companies will make necessary, timely and successful conversions to their systems on which the Company's systems and business flows depend. Additional risk factors related to Year 2000 problems are identified in the Company's 1998 Annual Report on Form 10-K and Exhibit 99 to such report.

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

                   Part II - Other Information

Item 1. Legal Proceedings

        The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and Quarterly Report on Form 10-Q for the period ended March 31, 1999.

        As of August 9, 1999, the Company has been served or is aware that it has been named as a defendant in 4,164 suits as the manufacturer of PONDIMIN and/or the distributor of REDUX. Of the 4,164 lawsuits naming the Company as a defendant, 81 are actions that seek certification of a class, some on a national and others on a statewide basis. Of these 81 lawsuits, 37 are pending in various federal district courts and 44 are pending in various state courts. A number of the actions brought in state courts have been removed to federal courts. Individual plaintiffs have filed the remaining lawsuits: 984 individual lawsuits are pending in various federal district courts and 3,099 individual lawsuits are pending in various state courts. As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, statewide medical monitoring classes have been certified in six states. In a seventh state, Kentucky, one court has certified a medical monitoring class for all Kentucky residents who were patients of a particular Kentucky weight loss clinic (Guard, et al. v. A.H. Robins Co., Inc., et al., Boone Circuit Court, No. 98-CI-795) and another has certified, on an ex parte basis, a statewide medical monitoring class (Feltner, et al. v. AHPC, et al., Leslie Circuit Court, No. 99-CI-00127), notwithstanding a recent opinion by a third court that a medical monitoring cause of action does not exist under Kentucky law (Wood, et al. v. AHPC, et al., Jefferson Circuit Court, No. 97-CI-5873, June 23, 1999). In Arkansas, where a trial court had found that certification was precluded by the myriad individual medical and legal issues presented by the plaintiffs' claims (Baker, et al. v. AHPC, et al., Circuit Court, Washington Cty., No. CIV 97-1192), that decision has now been affirmed by the Arkansas Supreme Court.

        On August 6, 1999, the jury hearing the case of Lovett v. Wyeth-Ayerst Laboratories Division of American Home Products Corp., et al. (294th Jud. Dist. Ct., Van Zandt Cty., TX) returned a verdict in favor of the plaintiff and against the Company for $3.3 million in compensatory damages and $20 million in punitive damages. Judgment on the verdict has not yet been entered by the court. The Company expects to pursue post-trial motions to reduce the award or overturn the verdict and, if necessary, to appeal. In New Jersey, trial of the statewide medical monitoring class action began on August 11, 1999 (Vadino, et al. v. AHPC, et al., Superior Court, Middlesex Cty., No. MID-L-425-98).

        As of August 9, 1999, there were pending against the Company approximately 3,683 lawsuits in federal or state courts on behalf of approximately 37,331 plaintiffs alleging injuries as a result of use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel. On August 9, 1999, the New Jersey Supreme Court issued an order reversing an intermediate appellate court opinion that had upheld the dismissal of NORPLANT cases pending in state courts in New Jersey (Perez, et. al. v. Wyeth Laboratories, Inc., et al. (N.J. Sup. Ct., No. A-16)). In its opinion, the Supreme Court held that the learned intermediary doctrine, by which manufacturers of prescription drugs are obligated to provide warnings solely to physicians and health care providers and not to consumers, does not apply when manufacturers advertise products directly to consumers. Because the record in the lower courts established that the plaintiffs whose claims were at issue had not seen any such advertisements, the Company intends to move again promptly for dismissal of the claims.

        In the DURACT litigation, an additional putative class action has been filed on behalf of a class of Louisiana residents claiming injury as a result of their use of the product (Martin, et al. v. Wyeth-Ayerst Laboratories, et al., La. Dist. Ct., Orleans Par., No. 1999-02665).

        In the brand name prescription drug antitrust litigation, the U.S. Court of Appeals for the Seventh Circuit affirmed in part and reversed in part the U.S. District Court's decision granting judgment to the defendants in the trial of the various class actions consolidated as a single class action under the caption In re Brand Name Prescription Drug Antitrust Litigation (MDL 1997 N.D. Ill.). The Court of Appeals held that there was insufficient evidence of a conspiracy by manufacturers and wholesalers to deny discounts to retailers. The Court also held there was a factual issue regarding a voluntary initiative by manufacturers in response to government requests to limit any price increases to no more than increases in the Consumer Price Index. New cases on behalf of purported indirect consumer purchasers were filed in state courts in New Mexico, South Dakota and West Virginia. The complaints in these cases contain allegations that are similar to the allegations in cases previously filed in other states. In the California state class action, the agreement to settle the litigation brought on behalf of consumers or retail pharmacies in California against the Company and other defendants has received final court approval. However, that decision may be appealed. The settlements entered into by the Company and other defendants to resolve the consumer actions in Arizona, the District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee and Wisconsin have become final.

        The decision of the U.S. District Court dismissing a purported class action in Alabama (Lowell v. American Cyanamid Company, No.97-581-BH-M, U.S.D.C., S.D. Ala.) that alleged violation of federal antitrust laws involving pricing practices relating to marketing programs for crop protection products has been reversed by the U.S. Court of Appeals for the Eleventh Circuit. The Company has petitioned for rehearing and has also suggested that the ruling be vacated due to mootness.

        In the needlestick litigation against the Company and its former Sherwood Medical Company subsidiary, a putative class action has been filed on behalf of New York state healthcare workers who suffered accidental needlesticks in the course of their employment and who subsequently tested negative for potentially transmitted diseases (Benner, et al. v. Becton Dickinson & Co., et al., U.S.D.C., S.D.N.Y., No. 99 CIV 4785). The allegations of the complaint are substantially similar to those in the other needlestick cases described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

Item 4. Submission of Matters to a Vote of Security-Holders

        (a)The matters described under item 4(c) below were submitted to a vote of security-holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on April 22, 1999
           (the "Annual Meeting").

        (b)Not applicable.

        (c)The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes):

               (i)   Election of directors:

               Nominee                    For                Withheld
               Clifford L. Alexander, Jr. 1,101,043,608      4,881,414
               Frank A. Bennack, Jr.      1,101,088,987      4,836,035
               Robert G. Blount           1,100,559,244      5,365,778
               Robert Essner              1,100,482,065      5,442,957
               John D. Feerick            1,100,934,667      4,990,355
               John P. Mascotte           1,101,060,015      4,865,007
               Mary Lake Polan,M.D.,Ph.D. 1,101,147,942      4,777,080
               Ivan G. Seidenberg         1,100,486,388      5,438,634
               John R. Stafford           1,100,920,382      5,004,640
               John R. Torell III         1,101,279,286      4,645,736


               (ii) Ratification of the appointment of Arthur Andersen LLP as principal independent public accountants for 1999:

               For                        Against            Abstain
               1,100,661,110              2,155,511          3,108,401

               (iii) Adoption of the 1999 Stock Incentive Plan:

               For                        Against            Abstain
               948,426,306                137,565,123        10,038,509

               There were 9,895,084 broker non-votes with reference to this item.

               (iv) Approval of the proposed amendments to the 1996 Stock Incentive Plan and the 1993 Stock Incentive Plan:

               For                        Against            Abstain
               1,004,408,488              81,064,344         10,582,307

               There were 9,869,883 broker non-votes with reference to this item.


        (d)Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)Exhibits

           Exhibit No.    Description

           (12)           Computation of Ratio of Earnings to Fixed Charges

           (27)           Financial Data Schedule - Period Ended June 30, 1999


        (b)Reports on Form 8-K

           On June 1, 1999, a Current Report on Form 8-K regarding the Company's announcement that its earnings for the 1999 second quarter and full year would be affected by weaker than expected results in its agricultural products business and the livestock sector of its animal health business was filed. The Company is reviewing strategic alternatives with respect to the agricultural products and livestock businesses.

                                    Signature


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      AMERICAN HOME PRODUCTS CORPORATION
                                 (Registrant)


                          By /s/ Paul J. Jones
                          --------------------
                                 Paul J. Jones
                        Vice President and Comptroller
                          (Duly Authorized Signatory
                        and Chief Accounting Officer)


Date: August 16, 1999

                                Exhibit Index


Exhibit No.       Description

      (12)        Computation of Ratio of Earnings to Fixed Charges

      (27)        Financial Data Schedule - Period Ended June 30, 1999


                                      EX-1