Form 10-Q
period 1999-09-30
AMERICAN HOME PRODUCTS CORP
filed 1999-11-15
CIK 5187

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

For the quarterly period ended September 30, 1999 Commission file number 1-1225

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

Registrant's telephone number, including area code (973)660-5000

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes  X     No

The number of shares of Common Stock outstanding as of the close of business on October 29, 1999:

                                                            Number of
                   Class                                Shares Outstanding
     Common Stock, $0.33-1/3 par value                    1,305,720,898

===============================================================================

                    AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                                           INDEX

                                                                        Page No.

Part I - Financial Information                                              2

     Item 1.  Financial Statements:

      Consolidated Condensed Balance Sheets -
            September 30, 1999 and December 31, 1998                        3

      Consolidated Condensed Statements of Income (Loss) -
            Three and Nine Months Ended September 30, 1999 and 1998         4

      Consolidated Condensed Statements of Changes in Stockholders'
            Equity - Nine Months Ended September 30, 1999 and 1998          5

      Consolidated Condensed Statements of Cash Flows -
            Nine Months Ended September 30, 1999 and 1998                   6

      Notes to Consolidated Condensed Financial Statements                 7-12

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations              13-25

Part II - Other Information                                                26

     Item 1.  Legal Proceedings                                           26-29

     Item 6.  Exhibits and Reports on Form 8-K                            29-30

Signature                                                                  31

Exhibit Index                                                             EX-1

                         Part I - Financial Information

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by American Home Products Corporation (the "Company" or "AHP"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 1999 and December 31, 1998, the results of its operations for the three months and nine months ended September 30, 1999 and 1998, and its cash flows and changes in stockholders' equity for the nine months ended September 30, 1999 and 1998. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                  September 30,  December 31,
                                                       1999           1998
                                                  ------------   ------------
ASSETS
Cash and cash equivalents..................       $  2,146,347   $  1,182,319
Marketable securities......................            436,958        119,210
Accounts receivable less allowances........          3,240,308      3,276,597
Inventories:
  Finished goods...........................          1,115,560      1,012,679
  Work in progress.........................            580,285        604,647
  Materials and supplies...................            540,338        620,592
                                                  ------------   ------------
                                                     2,236,183      2,237,918
Other current assets including deferred
  taxes....................................          1,536,944      1,139,588
                                                  ------------   ------------
  Total Current Assets.....................          9,596,740      7,955,632
Property, plant and equipment..............          6,959,803      6,718,364
  Less accumulated depreciation............          2,586,239      2,428,699
                                                  ------------   ------------
                                                     4,373,564      4,289,665
Goodwill and other intangibles, net of
  accumulated amortization.................          7,805,797      7,995,082
Other assets including deferred taxes......          1,967,377        838,689
                                                  ------------   ------------
  Total Assets.............................       $ 23,743,478   $ 21,079,068
                                                  ============   ============
LIABILITIES
Loans payable..............................       $  1,951,192   $     79,728
Trade accounts payable.....................            971,397        680,961
Accrued expenses...........................          4,104,355      3,037,239
Accrued federal and foreign taxes..........            522,260        412,793
                                                  ------------   ------------
  Total Current Liabilities................          7,549,204      4,210,721
Long-term debt.............................          3,621,669      3,859,163
Other noncurrent liabilities...............          5,795,019      2,312,261
Postretirement benefit obligations other
  than pensions............................            890,332        860,908
Minority interests.........................            262,003        221,219
STOCKHOLDERS' EQUITY
$2 convertible preferred stock, par value
  $2.50 per share..........................                 62             64
Common stock, par value $0.33-1/3 per
  share....................................            435,101        437,466
Additional paid-in capital.................          3,265,591      3,072,874
Retained earnings..........................          2,508,843      6,432,729
Accumulated other comprehensive loss.......           (584,346)      (328,337)
                                                  ------------   ------------
  Total Stockholders' Equity...............          5,625,251      9,614,796
                                                  ------------   ------------
  Total Liabilities and Stockholders'
    Equity.................................       $ 23,743,478  $  21,079,068
                                                  ============  =============

The accompanying notes are an integral part of these consolidated condensed balance sheets.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES CONSOLIDATED CONDENSED STATEMENTS OF INCOME (LOSS)
                    (In Thousands, Except Per Share Amounts)

                                     Three Months             Nine Months
                                  Ended September 30,     Ended September 30,
                                  1999        1998         1999        1998
                              ----------   ----------  -----------  -----------
Net Sales...................  $3,321,254   $3,224,119  $10,082,898  $10,232,474
                              ----------   ----------  -----------  -----------
Cost of goods sold..........     887,171      809,584    2,750,740    2,734,255
Selling, general and
  administrative expenses...   1,276,469    1,159,164    3,740,517    3,751,440
Research and development
  expenses .................     434,248      449,857    1,293,381    1,245,262
Interest expense, net.......      59,612       47,196      170,892      169,460
Other income, net...........     (90,839)    (119,463)    (175,003)    (182,143)
Gain on sale of business....          -             -            -     (592,084)
Litigation settlement.......   4,750,000            -    4,750,000            -
Special charges.............     195,000            -      277,000            -
                              ----------   ----------  -----------  -----------
Income (loss) before
  federal and foreign
  taxes.....................  (4,190,407)     877,781   (2,724,629)   3,106,284
Provision (benefit) for
  taxes.....................  (1,316,463)     258,786     (904,276)     981,568
                              -----------  ----------  ------------ -----------
Net Income (Loss)........... ($2,873,944)  $  618,995  ($1,820,353) $ 2,124,716
                              ===========  ==========  ============ ===========
Basic Earnings (Loss)
  per Share.................      ($2.20)       $0.47       ($1.39)       $1.62
                              ===========  ==========  ============ ===========
Diluted Earnings (Loss)
  per Share.................      ($2.20)       $0.46       ($1.39)       $1.59
                              ===========  ==========  ============ ===========
Dividends per share of
  common stock..............      $0.225       $0.215       $0.675       $0.645
                              ===========  ==========  ============ ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.




              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    (In Thousands, Except Per Share Amounts)

Nine Months Ended September 30, 1999:

                                    $2                                               Accumulated
                               Convertible                Additional                    Other          Total
                                 Preferred      Common      Paid-in      Retained  Comprehensive  Stockholders'
                                  Stock         Stock       Capital      Earnings       Loss           Equity
                               -----------    ---------   -----------   -----------  -----------    -----------
Balance at January 1, 1999.....       $64      $437,466    $3,072,874    $6,432,729   ($328,337)     $9,614,796

Net loss.......................                                          (1,820,353)                 (1,820,353)
Currency translation
  adjustments..................                                                        (254,565)       (254,565)
Unrealized loss on marketable
  securities...................                                                          (1,444)         (1,444)
                                                                                                     ----------
Comprehensive loss.............                                                                      (2,076,362)
                                                                                                     ----------
Cash dividends declared (1)....                                          (1,183,450)                 (1,183,450)
Treasury stock acquired........                  (5,562)      (34,364)     (912,189)                   (952,115)
Common stock issued............                   3,011       203,166                                   206,177
Conversion of preferred stock
  and other exchanges..........        (2)          186        23,915        (7,894)                     16,205
                                ----------    ---------   -----------   -----------   ----------    -----------
Balance at September 30, 1999..       $62      $435,101    $3,265,591    $2,508,843   ($584,346)     $5,625,251
                                ==========    =========   ===========   ===========   ==========    ===========


Nine Months Ended September 30, 1998:

                                    $2                                               Accumulated
                               Convertible                Additional                    Other          Total
                                 Preferred      Common      Paid-in      Retained  Comprehensive  Stockholders'
                                  Stock         Stock       Capital      Earnings      Loss           Equity
                                ----------    ---------   -----------   -----------  -----------    -----------
Balance at January 1, 1998.....       $72      $435,298    $2,530,696    $5,489,292   ($280,106)     $8,175,252

Net income.....................                                           2,124,716                   2,124,716
Currency translations
  adjustments..................                                                        (119,296)       (119,296)
Unrealized loss on marketable
  securities...................                                                          (2,348)         (2,348)
                                                                                                    -----------
Comprehensive income...........                                                                       2,003,072
                                                                                                    -----------

Cash dividends declared (2)....                                          (1,143,338)                 (1,143,338)
Treasury stock acquired........                    (376)       (5,262)      (60,229)                    (65,867)
Common stock issued............                   3,917       370,553                                   374,470
Conversion of preferred stock
    and other exchanges........        (7)          452        21,929        (9,123)                     13,251
                                ----------    ---------   -----------   -----------   ----------    -----------
Balance at September 30, 1998..       $65      $439,291    $2,917,916    $6,401,318   ($401,750)     $9,356,840
                                ==========    =========   ===========   ===========   ==========     ==========

(1) Includes the 1999 fourth quarter common stock cash dividend of $0.23 per share ($300,232 in the aggregate) declared on September 23, 1999 and payable on December 1, 1999.

(2) Includes the 1998 fourth quarter common stock cash dividend of $0.225 per share ($296,534 in the aggregate) declared on September 24, 1998 and payable on December 1, 1998.

The accompanying notes are an integral part of these consolidated condensed financial statements.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                       Nine Months Ended
                                                           September 30,
Operating Activities                                  1999               1998
                                                  -----------        ----------
Net income (loss)....................            ($1,820,353)        $2,124,716
Adjustments to reconcile net income
(loss) to net cash provided
from operating activities:
  Litigation settlement..............              4,750,000                  -
  Special charges....................                277,000                  -
  Gain on sale of business...........                      -           (592,084)
  Gains on sales of other assets.....               (133,684)          (271,226)
  Depreciation and amortization......                524,180            524,940
  Deferred income taxes..............             (1,522,019)            21,265
  Changes in working capital, net....               (182,115)          (474,893)
  Other items, net...................               (102,382)           (82,650)
                                                  -----------        ----------
Net cash provided from operating
  activities.........................              1,790,627          1,250,068
                                                  -----------        ----------

Investing Activities
Purchase of property, plant and
  equipment..........................               (714,334)          (582,186)
Purchase of business, net of cash
  acquired...........................                      -           (425,041)
Proceeds from sale of business.......                      -          1,770,000
Proceeds from sales of other
  assets.............................                225,656            422,251
Proceeds from sales and maturities
  of marketable securities...........                299,193            196,854
Purchases of marketable
  securities.........................               (618,527)          (238,970)
                                                  -----------        ----------
Net cash provided from/(used for)
  investing activities...............               (808,012)         1,142,908
                                                  -----------        ----------

Financing Activities
Net proceeds from/(repayment of)
  debt...............................              1,633,688         (1,141,016)
Dividends paid.......................               (883,218)          (846,804)
Exercise of stock options............                206,177            374,470
Purchases of treasury stock..........               (952,115)           (65,867)
Termination of interest rate swap
  agreements.........................                      -            (96,655)
                                                  -----------        ----------
Net cash provided from/(used for)
  financing activities...............                  4,532         (1,775,872)
                                                  -----------        ----------
Effects of exchange rates on cash
  balances...........................                (23,119)            (7,701)
                                                  -----------        ----------
Increase in cash and cash
  equivalents........................                964,028            609,403
Cash and cash equivalents, beginning
  of period..........................              1,182,319          1,051,372
                                                  -----------        ----------
Cash and cash equivalents, end of
  period.............................             $2,146,347         $1,660,775
                                                  ===========        ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

Supplemental Information
Interest payments excluding termination of
  interest rate swap agreements                    $269,070            $288,921
Income tax payments, net of refunds                 510,278             692,064

               AMERICAN HOME PRODUCTS CORPORATON AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Proposed Merger with Warner-Lambert

         On November 4, 1999, the Company and Warner-Lambert Company ("Warner-Lambert") announced that they have entered into a definitive agreement to combine the two companies in a merger of equals transaction. The combined company, to be named AmericanWarner, Inc., will have global businesses in pharmaceuticals, consumer health care and nutrition, confectionary, agricultural and animal health upon completion of the merger. Under the terms of the transaction, Warner-Lambert stockholders will receive 1.4919 shares of AmericanWarner, Inc. for each share of stock that they own. AHP stockholders will receive AmericanWarner, Inc. shares on a one-for-one basis. AHP and Warner-Lambert stockholders would each own approximately 50% of the combined company's shares. Both companies' Boards of Directors have approved the merger; however, it is subject to stockholder approval and satisfaction of other customary conditions, including regulatory approvals. Among other things, the transaction is contingent upon qualifying as a tax-free reorganization and being accounted for under the pooling of interests method of accounting.

         On November 4, 1999, Pfizer Inc proposed to acquire all of the outstanding shares of Warner-Lambert in a merger transaction, subject to the elimination of a termination fee and stock option provisions included in the merger agreement between the Company and Warner-Lambert. Pfizer Inc commenced suit in Delaware to enjoin implementation of these provisions, among other things. The Company believes that the Pfizer Inc lawsuit against the Company is without merit and will be defended vigorously. These consolidated condensed financial statements do not reflect any effects of the proposed merger.

Note 2.  Contingencies and Litigation Settlement

         The Company is involved in various legal proceedings, including product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

         The Company was named as a defendant in numerous legal actions, many of which are purported class actions, relating to REDUX (dexfenfluramine) and/or PONDIMIN (fenfluramine), which the Company estimated were used in the U.S. prior to their voluntary market withdrawal by approximately 6 million people. These actions alleged, among other things, that the use of REDUX and/or PONDIMIN, independently or in combination with the prescription drug phentermine (which the Company does not manufacture, distribute or market), caused certain serious conditions, including valvular heart disease.

         On October 7, 1999, the Company announced a comprehensive, national settlement to resolve litigation brought against the Company by people who used REDUX or PONDIMIN. This nationwide, class action

               AMERICAN HOME PRODUCTS CORPORATON AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


         settlement is open to all REDUX or PONDIMIN users in the U.S., regardless of whether they have lawsuits pending. The settlement agreement is subject to judicial approval. Initial payments by the Company will be made into settlement funds A and B. These payments are anticipated to begin later this year, with approximately $1.85 billion expected over the next 2.5 years, most of which is subject to final judicial approval. Payments to provide settlement benefits, if needed, may continue for approximately 16 years after final judicial approval. Fund A is intended to cover refunds, medical screening costs, additional medical services and cash payments, education and research costs, and administration costs. Fund B will compensate claimants with significant heart valve disease. The settlement covers all claims arising out of the use of REDUX or PONDIMIN except for claims of primary pulmonary hypertension ("PPH"). The settlement provides opportunities during three different time periods for claimants to opt out of the settlement. Under certain circumstances, the Company will receive credits for future settlement payments to claimants who opt out of the settlement. The Company may terminate the settlement at its discretion based on the number of initial opt outs.

         The Company recorded a charge of $4,750,000,000 ($3,287,500,000 after-tax or $2.51 per share-diluted) in the 1999 third quarter to provide for expected payments to the settlement funds contemplated by the nationwide, class action settlement as discussed above, other judgments and settlements (including claims for PPH and any opt outs), and future legal costs, net of available insurance. Of the $4,750,000,000 charge recorded, $1,076,000,000 and $3,674,000,000 were included in accrued expenses and other noncurrent liabilities, respectively, at September 30, 1999.

         The scientific studies conducted to date and clinical experience indicate that the health of the overwhelming majority of people who took REDUX or PONDIMIN has not been adversely affected. The studies also show no increased risk of valvular heart disease among persons who took the drugs for three months or less - more than 75% of those who took the drugs. Accordingly, while the Company believes that it had no liability in these legal actions, the settlement was made to resolve expensive and burdensome complex litigation. The settlement states that it shall not be construed to be an admission or evidence of any liability or wrongdoing whatsoever by the Company or the truth of any of the claims alleged.

         The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business. In the opinion of the Company, although the outcome of all legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations in any one accounting period.

               AMERICAN HOME PRODUCTS CORPORATON AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 3.  1999 Special Charges

         During the 1999 third quarter, a special charge of $195,000,000 ($126,750,000 after-tax or $0.10 per share-diluted) was recorded to provide for the restructuring of the Company's Cyanamid Agricultural Products ("Cyanamid") business aggregating $113,000,000 and the impairment of a Cyanamid manufacturing facility aggregating $82,000,000.

         The restructuring includes the elimination of approximately 700 positions worldwide, and the closing of three research facilities located in the European and Asian-Pacific regions. The workforce reductions cover personnel in marketing, sales, administration and research. The components of the $113,000,000 charge were as follows:
         (i) severance and other costs of $77,000,000 and (ii) noncash costs for fixed asset write-offs of $36,000,000 related to the research facilities that will be closed. The majority of these costs will be paid within one year; however, due to regulatory requirements for personnel in the European region, some of the restructuring costs will not be paid until after 2000. No cash payments were made in the 1999 third quarter related to this restructuring program.

         The noncash charge for the impairment of a Cyanamid manufacturing facility was recognized as the facility was dedicated primarily to a product that did not obtain regulatory approval from the U.S. Environmental Protection Agency ("EPA"). Based on a review of existing resources, the Company has no alternative future use for a significant portion of this facility. Therefore, an impairment loss of $82,000,000 was recorded based upon the expected future discounted cash flows from the projected utilization of the facility.

         During the 1999 second quarter, the Company announced that it was temporarily suspending shipments and recommending postponement of administration of ROTASHIELD, the Company's rotavirus vaccine, and recorded a special charge aggregating $82,000,000 ($53,000,000 after-tax or $0.04 per share-diluted). The special charge provided for the estimated costs related to trade returns, inventory and other costs. The Company took this action in response to questions raised by reports of intussusception (a cause of bowel obstruction) in certain infants immunized with ROTASHIELD. In October 1999, subsequent to further studies, ROTASHIELD was withdrawn from the market.


Note 4.  Cyanamid U.S. Inventory Buyback Program

         In the 1999 third quarter, Cyanamid decided to repurchase selected U.S. field inventories from the trade, primarily soybean herbicides. As a result of this Cyanamid U.S. inventory buyback program, the Company reduced net sales by $175,000,000, which had the effect of increasing the loss before taxes by $135,000,000 ($93,150,000 after-tax or $0.07 per share-diluted). The Cyanamid U.S. inventory

              AMERICAN HOME PRODUCTS CORPORATON AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


         buyback program is a result of changes in the way Cyanamid will market and distribute its products, primarily a reduction in distributors to achieve efficiencies, and is also in preparation for the launch of new U.S. soybean herbicide premixed products containing glyphosate and Cyanamid's imidazolinone chemistry. Cyanamid has applied for EPA registration for its new proprietary imidazolinone and glyphosate herbicide premixed products. Subject to obtaining EPA approval, Cyanamid will market these products to be used on Roundup Ready(R) (a registered trademark of the Monsanto Company) soybeans beginning with the 2000 selling season.

Note 5.  1998 Restructuring Program

         In December 1998, the Company recorded a charge for restructuring and related asset impairments to recognize the reorganization of its worldwide supply chains and distribution systems, and the globalization of certain business units. The restructuring included the reduction of 4,100 positions offset, in part, by 1,000 newly created positions. Since the end of 1998, the Company has begun its personnel reductions and initiated/completed the closure/sale of certain manufacturing facilities/distribution centers. As of September 30, 1999, approximately 1,800 positions have been eliminated. Cash expenditures aggregating $57,900,000 for severance and exit costs in the 1999 first nine months were applied against the restructuring accruals. At September 30, 1999, $169,000,000 of these restructuring accruals were outstanding.

Note 6.  Preferred Share Purchase Rights

         On October 7, 1999, the Company's Board of Directors declared a dividend of one preferred share purchase right for each share of Common Stock outstanding on October 18, 1999. The rights will also apply to all future stock issuances. Each right permits the holder, under certain circumstances and upon the occurrence of certain events, to purchase from the Company one one-thousandth of a share of Series A Junior participating Preferred Stock of the Company (the "Preferred Stock") at an exercise price of $225 per one one-thousandth of a share of Preferred Stock under a Rights Plan relating to such Preferred Stock. The Rights Plan has provisions that are triggered if any person or group acquires beneficial ownership of 15% or more of the outstanding Common Stock or acquires the Company in a merger or other business combination (an "Acquiring Person"). In such event, stockholders (other than the Acquiring Person) would receive stock of the Company or the Acquiring Person, as the case may be, having a market value of twice the exercise price along with substantially increased voting and dividend rights, among other things. The rights expire on October 7, 2009 and prior to there being an Acquiring Person, the Company may redeem the rights issued under the Rights Plan for $0.01 per right. The Board can, except with respect to the redemption price, amend the Rights Plan in any manner without the consent of the holders of the Rights, provided

              AMERICAN HOME PRODUCTS CORPORATON AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


         that such amendment does not adversely affect the rights of the holder at any time after there is an Acquiring Person.

Note 7.  Company Data by Operating Segment

         The Company has four reportable segments: Pharmaceuticals, Consumer Health Care, Agricultural Products, and Corporate and All Other. Net sales and income (loss) before taxes for the 1999 third quarter and first nine months for the four reportable segments were as follows:

                                                            Net Sales
                                         --------------------------------------------
                                              Three Months            Nine Months
         ($ in millions)                   Ended September 30,     Ended September 30,
         Operating Segment                   1999        1998        1999       1998
         -------------------------         --------   --------   ---------  ---------
         Pharmaceuticals                   $2,584.4   $2,357.3    $7,119.7   $6,690.3
         Consumer Health Care                 606.7      565.0     1,672.6    1,521.8
         Agricultural Products (3)            130.2      301.8     1,290.6    1,828.4
                                           --------   --------   ---------  ---------
                                            3,321.3    3,224.1    10,082.9   10,040.5
         Corporate and All
           Other                                  -          -           -      192.0
                                           --------   --------   ---------  ---------
         Total                             $3,321.3   $3,224.1   $10,082.9  $10,232.5
                                           ========   ========   =========  =========

                                                  Income (Loss) Before Taxes (1)
                                          --------------------------------------------
                                               Three Months            Nine Months
         ($ in millions)                    Ended September 30,     Ended September 30,
         Operating Segment                   1999        1998        1999       1998
         -------------------------        ----------   --------  ----------  --------
         Pharmaceuticals (2)              ($3,954.9)    $842.7   ($2,858.8)  $1,978.0
         Consumer Health Care                 178.7      161.3       405.8      367.3
         Agricultural Products (3)           (331.3)       9.3       (31.6)     484.1
                                          ----------   --------  ----------  --------
                                           (4,107.5)   1,013.3    (2,484.6)   2,829.4
         Corporate and All
           Other (4)                          (82.9)    (135.5)     (240.0)     276.9
                                          ----------   --------  ----------  --------
         Total                            ($4,190.4)    $877.8   ($2,724.6)  $3,106.3
                                          ==========   ========  ==========  ========

         (1) The third quarter results include goodwill amortization for 1999 and 1998 as follows: Pharmaceuticals - $39.1 and $38.8, Consumer Health Care - $8.4 and $3.9, Agricultural Products - $24.3 and $24.3.

             The first nine months results include goodwill amortization for 1999 and 1998 as follows: Pharmaceuticals - $115.9 and $118.3, Consumer Health Care - $24.5 and $11.9, Agricultural Products - $72.8 and $72.8 and Corporate and All Other - $0.9 for 1998 only.

         (2) Loss before taxes for Pharmaceuticals for the 1999 third quarter and first nine months included a charge for a litigation settlement of $4,750.0 in connection with litigation brought against the Company by people who used the antiobesity products REDUX or PONDIMIN. The charge provides for expected payments to settlement funds contemplated by the nationwide, class action settlement, other judgments and settlements (including claims for PPH and any opt outs), and future legal costs, net of available insurance.

             Loss before taxes for Pharmaceuticals for the 1999 first nine months included a special charge of $82.0 related to the suspension of shipments and administration, and trade returns of ROTASHIELD, the Company's rotavirus vaccine.

               AMERICAN HOME PRODUCTS CORPORATON AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


         (3) Net sales for Agricultural Products were reduced by $175.0, which had the effect of increasing the loss before taxes by $135.0 in the 1999 third quarter and first nine months, due to the Cyanamid U.S. inventory buyback program.

             Loss before taxes for Agricultural Products for the 1999 third quarter and first nine months included a special charge of $195.0 to provide for the restructuring of Cyanamid and the impairment of a Cyanamid manufacturing facility.

         (4) Income before taxes for Corporate and All Other for the 1998 first nine months included the gain on the sale of the Sherwood-Davis & Geck medical devices business of $592.1, which was sold effective February 27, 1998.


Note 8.  Earnings per Share

         The following table sets forth the computations of Basic Earnings
         (Loss) per Share and Diluted Earnings (Loss) per Share:

                                                              Three Months              Nine Months
                                                          Ended September 30,       Ended September 30,
         (In thousands, except per share amounts)           1999         1998        1999         1998
         ----------------------------------------      ------------  ---------   ------------ ----------
         Net income (loss) less preferred dividends    ($2,873,957)   $618,982   ($1,820,391) $2,124,675
         Denominator:
           Average number of common shares
             outstanding                                 1,306,853   1,317,329     1,309,652   1,313,549
                                                       ------------  ---------   ------------ ----------
         Basic Earnings (Loss) per Share                    ($2.20)      $0.47        ($1.39)      $1.62
                                                       ============ ==========   ============ ==========

         Net income (loss)                             ($2,873,944)   $618,995   ($1,820,353) $2,124,716
         Denominator:
           Average number of common shares
             outstanding                                 1,306,853   1,317,329     1,309,652   1,313,549

           Common share equivalents of
             outstanding stock options
             and deferred contingent
             common stock awards (1)                             -      22,773             -      22,478
                                                       ------------  ---------   ------------ ----------
         Total shares (1)                                1,306,853   1,340,102     1,309,652   1,336,027
                                                       ------------  ---------   ------------ ----------
         Diluted Earnings (Loss) per Share                  ($2.20)      $0.46        ($1.39)      $1.59
                                                       ============  =========   ============ ==========

         (1) The average number of common shares outstanding for diluted loss per share for the 1999 third quarter and first nine months do not include common stock equivalents as the effect on the net loss would be antidilutive. Therefore, the average number of common shares outstanding for diluted loss per share is the same as for basic loss per share.

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

              Three Months and Nine Months Ended September 30, 1999


Results of Operations

Worldwide net sales increased 3% for the 1999 third quarter and remained flat for the first nine months after adjusting for the sale of the Sherwood-Davis & Geck medical devices business which was sold effective February 27, 1998. The increase for the 1999 third quarter was due primarily to a 10% increase in sales of worldwide pharmaceuticals and a 7% increase in consumer health care products. Offsetting these increases were significantly lower sales of U.S. agricultural products due to the Cyanamid U.S. inventory buyback program as discussed in Note 4 to the Consolidated Condensed Financial Statements. Sales for the 1999 first nine months were flat as a 6% increase in sales of worldwide pharmaceuticals and a 10% increase in consumer health care products were offset by significantly lower sales of U.S. agricultural products.

As discussed in Note 4 to the Consolidated Condensed Financial Statements, Cyanamid decided to repurchase selected U.S. inventories from the trade, primarily soybean herbicides. As a result of this Cyanamid U.S. inventory buyback program, the Company reduced net sales by $175.0 million, which had the effect of increasing the loss before taxes by $135.0 million ($93.2 million after-tax or $0.07 per share-diluted) in the 1999 third quarter and first nine months. The Cyanamid U.S. inventory buyback program is a result of changes in the way Cyanamid will market and distribute its products, primarily a reduction in distributors to achieve efficiencies, and is also in preparation for the launch of new U.S. soybean herbicide premixed products containing glyphosate and Cyanamid's imidazolinone chemistry. Cyanamid has applied for EPA registration for its new proprietary imidazolinone and glyphosate herbicide premixed products. Subject to obtaining EPA approval, Cyanamid will market these products to be used on Roundup Ready (R)(a registered trademark of the Monsanto Company) soybeans beginning with the 2000 selling season.

The following table sets forth worldwide net sales results by operating segment together with the percentage changes from the comparable periods in the prior year:

                                                     Net Sales
                         ---------------------------------------------------------------------
                              Three Months                         Nine Months
($ in millions)            Ended September 30,    %Increase    Ended September 30,   %Increase
Operating Segment            1999        1998     (Decrease)    1999       1998     (Decrease)
---------------------      -------    --------   ----------  ---------  ---------   ----------
Pharmaceuticals           $2,584.4    $2,357.3         10%    $7,119.7   $6,690.3           6%
Consumer Health Care         606.7       565.0          7%     1,672.6    1,521.8          10%
Agricultural
  Products (1)               130.2       301.8       (57)%     1,290.6    1,828.4        (29)%
                         ---------    --------   ----------  ---------  ---------   ----------
                           3,321.3     3,224.1          3%    10,082.9   10,040.5          -
Corporate and All
  Other                          -           -          -            -      192.0       (100)%
                         ---------    --------   ----------  ---------  ---------   ----------
Total                     $3,321.3    $3,224.1          3%   $10,082.9  $10,232.5         (1)%
                         =========    ========   ==========  =========  =========   ==========

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

              Three Months and Nine Months Ended September 30, 1999


(1) Net sales for Agricultural Products were reduced by $175.0 in the 1999 third quarter and first nine months due to the Cyanamid U.S. inventory buyback program.

Worldwide pharmaceutical sales increased 10% for the 1999 third quarter and 6% for the first nine months due primarily to higher sales of ENBREL (introduced in the 1998 fourth quarter), PREMARIN products and ZOSYN. Worldwide pharmaceutical sales results in the 1999 third quarter also reflect higher sales of oral contraceptives offset, in part, by lower sales of ZIAC, while results for the 1999 first nine months also reflect higher sales of EFFEXOR XR (due to expanded indications), generic pharmaceuticals and BENEFIX offset, in part, by lower sales of animal health products, NAPRELAN and VERELAN (divested in the 1998 third quarter) and CORDARONE (due to generic competition). Lower sales of animal health products were due primarily to customers reducing consumption of livestock-related animal health products, in part, as a result of continuing commodity price declines in the livestock markets. Excluding animal health products, worldwide pharmaceutical sales increased 12% and 9% for the 1999 third quarter and first nine months. Worldwide pharmaceutical sales were impacted by unfavorable foreign exchange of 1% for both the 1999 third quarter and first nine months.

Worldwide consumer health care sales increased 7% for the 1999 third quarter and 10% for the first nine months due primarily to higher sales of nutritional supplements, which consist of SOLGAR products (acquired in the 1998 third quarter), CENTRUM products including CENTRUM herbals (introduced in the 1998 fourth quarter) and CALTRATE, and cough/cold products (nine months only). SOLGAR products contributed 2% to the increase in the 1999 third quarter and 5% in the first nine months. Worldwide consumer health care sales were impacted by unfavorable foreign exchange of 2% for both the 1999 third quarter and first nine months.

Worldwide agricultural products sales decreased 57% for the 1999 third quarter and 29% for the first nine months. Sales in the 1999 third quarter decreased due to the Cyanamid U.S. inventory buyback program discussed previously. In addition to the Cyanamid U.S. inventory buyback program, sales in the 1999 first nine months decreased due primarily to lower U.S. sales of herbicides, predominantly PURSUIT, RAPTOR, PROWL and SQUADRON. The lower U.S. sales results were due principally to various competitive factors and reduced demand for grain coupled with high inventories from record harvests over the last two years. As a result of these inventory levels, commodity prices have declined causing farmers to reduce input costs by lowering application rates and choosing the lowest cost crop protection product. Worldwide agricultural products were impacted by unfavorable foreign exchange of 2% for the 1999 third quarter and 1% for the first nine months. Due to the seasonality of the U.S. agricultural products business, which is concentrated primarily in the first six months of the year, U.S. agricultural products sales and results of operations for the 1999 third quarter and first nine months are not indicative of the results to be expected in the 1999 fourth quarter or for the full year.

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

              Three Months and Nine Months Ended September 30, 1999


Corporate and All Other includes the results of the divested Sherwood-Davis & Geck medical devices business. The decrease for the 1999 first nine months is due entirely to the divestiture of the medical devices business effective February 27, 1998.

The following table sets forth the percentage changes in worldwide net sales by operating and geographic segment compared to the prior year, including the effect volume, price and foreign exchange had on these percentage changes:


                        Three Months Ended September 30, 1999        Nine Months Ended September 30, 1999
                      -----------------------------------------   ------------------------------------------
                                            Foreign     Total                           Foreign     Total
                          Volume    Price   Exchange  Net Sales   Volume       Price    Exchange  Net Sales
                        Inc/(Dec) Inc/(Dec) Inc/(Dec) Inc/(Dec)  Inc/(Dec)   Inc/(Dec)  Inc/(Dec) Inc/(Dec)
                        --------- --------- --------- ---------  ---------   ---------  --------  ---------
Pharmaceuticals
U.S.                           7%       4%         -         11%       4%           3%        -           7%
International                  6%       4%      (3)%          7%       5%           4%      (3)%          6%
                         --------  -------  --------  ----------  -------      -------  --------    --------
Total                          7%       4%      (1)%         10%       4%           3%      (1)%          6%
                         ========  =======  ========  ==========  =======      =======  ========    ========

Consumer Health Care
U.S. (1)                       7%       2%         -          9%      12%           1%        -          13%
International (1)              4%       5%      (5)%          4%       4%           5%      (5)%          4%
                         --------  -------  --------  ----------  -------      -------  --------   ---------
Total                          6%       3%      (2)%          7%       9%           3%      (2)%         10%
                         ========  =======  ========  ==========  =======      =======  ========   =========

Agricultural Products
U.S. (2)                   (275)%     (3)%         -      (278)%     (48)%        (9)%        -        (57)%
International                  3%     (1)%      (2)%           -      (2)%           -      (1)%        (3)%
                         --------  -------  --------  ----------  -------      -------  --------  ----------
Total                       (53)%     (2)%      (2)%       (57)%     (24)%        (4)%      (1)%       (29)%
                         ========  =======  ========  ==========  =======      =======  ========  ==========

Corporate and All Other
U.S.                            -        -         -           -    (100)%           -        -       (100)%
International                   -        -         -           -    (100)%           -        -       (100)%
                         --------  -------  --------  ----------  -------      -------  --------  ----------
Total                           -        -         -           -    (100)%           -        -       (100)%
                         ========  =======  ========  ==========  =======      =======  ========  ==========

Total
U.S.                         (2)%       3%         -          1%     (4)%           1%        -         (3)%
International                  5%       3%      (3)%          5%       1%           3%      (3)%          1%
                         --------  -------  --------  ----------  -------      -------  --------   ---------
Total                          1%       3%      (1)%          3%     (2)%           2%      (1)%        (1)%
                         ========  =======  ========  ==========  =======      =======  ========   =========

     (1) SOLGAR products contributed 2% and 3%, respectively, to the U.S. and international sales volume increases in the 1999 third quarter. SOLGAR products contributed 5% and 4%, respectively, to the U.S. and international sales volume increases in the 1999 first nine months.

     (2) Sales volume decreases in the 1999 third quarter and first nine months include the effect of the Cyanamid U.S. inventory buyback program, which reduced sales by $175.0 million.

Cost of goods sold, as a percentage of net sales, increased to 26.7% for the 1999 third quarter and 27.3% for the 1999 first nine months compared to 25.1% for the 1998 third quarter and 26.7% for the 1998 first nine months due primarily to unfavorable sales mix in all operating segments.

Selling, general and administrative expenses increased 10% for the 1999 third quarter and were flat for the first nine months. The increase in the 1999 third quarter was due primarily to higher selling expenses, primarily marketing costs,

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

              Three Months and Nine Months Ended September 30, 1999


related to certain pharmaceutical and consumer health care product launches in late 1998 and in 1999, pre-launch marketing costs for certain pharmaceutical products expected to be launched by the end of 1999, expanded global strategic marketing activities and increased headcount to support new product initiatives. The 1999 first nine months were flat due primarily to higher pharmaceutical and consumer health care selling expenses, primarily marketing costs, as previously discussed, offset by lower selling and general expenses for the agricultural products business as a result of cost reduction efforts in response to current economic conditions, the divested medical devices business and lower corporate expenses.

Research and development expenses decreased 3% for the 1999 third quarter due primarily to lower research and development expenses for the agricultural products businesses as a result of cost containment efforts and lower pharmaceutical research and development expenditures. Research and development expenses increased 4% for the first nine months due primarily to higher pharmaceutical research and development expenditures and license payments offset, in part, by lower research and development expenses for the agricultural products businesses as discussed above.

Interest expense, net, increased 26% for the 1999 third quarter and 1% for the first nine months due primarily to an increase in borrowings of commercial paper to finance treasury stock acquisitions as part of the Company's stock repurchase program offset, in part, by lower interest rates. Also offsetting the increase in interest expense, net, for the 1999 first nine months was the reduction in long-term debt from the proceeds of the divestiture of the medical devices business during the 1998 first quarter. Weighted average long-term debt, including loans payable, outstanding during the 1999 and 1998 third quarter was $5,300.5 million and $4,017.6 million, respectively. Weighted average long-term debt, including loans payable, outstanding during the 1999 and 1998 first nine months was $4,742.2 million and $4,198.6 million, respectively.

Other income, net, decreased 24% for the 1999 third quarter and 4% for the first nine months due primarily to lower gains on the sales of non-strategic assets, including certain non-core product rights, and higher Year 2000 conversion costs offset, in part, by lower non-recurring charges and lower unfavorable foreign exchange results.

As discussed in Note 2 to the Consolidated Condensed Financial Statements, on October 7, 1999, the Company announced a comprehensive, national settlement to resolve litigation brought against the Company by people who used REDUX or PONDIMIN. The Company recorded a charge of $4,750.0 million ($3,287.5 million after-tax or $2.51 per share-diluted) in the 1999 third quarter to provide for expected payments to the settlement funds contemplated by the nationwide, class action settlement, other judgments and settlements (including claims for PPH and any opt outs), and future legal costs, net of available insurance. This nationwide, class action settlement is open to all REDUX or PONDIMIN users in the U.S., regardless of whether they have lawsuits pending. The settlement agreement is subject to judicial approval.

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

              Three Months and Nine Months Ended September 30, 1999


As discussed in Note 3 to the Consolidated Condensed Financial Statements, during the 1999 third quarter, a special charge of $195.0 million ($126.8 million after-tax or $0.10 per share-diluted) was recorded to provide for the restructuring of the Cyanamid business aggregating $113.0 million and the impairment of a Cyanamid manufacturing facility aggregating $82.0 million. The restructuring of Cyanamid was initiated to improve the effectiveness and efficiency of this business in light of current conditions in the global farm economy, and to better align resources and capacity with present and future product needs. The restructuring is being accomplished through revisions in the practices used by Cyanamid to sell, market, manufacture and distribute products to the global farm market and to realign its research activities. The $113.0 million charge included (i) severance and other costs related to eliminating approximately 700 positions worldwide and (ii) noncash costs for fixed asset write-offs related to closing three research facilities. Annual pre-tax savings from these initiatives are expected to be fully realized by 2002 and total approximately $50.0 million. The noncash charge for the impairment of a Cyanamid manufacturing facility was recognized as the facility was dedicated primarily to a product that did not obtain regulatory approval from the EPA. Therefore, an impairment loss of $82.0 million was recorded based upon the expected future discounted cash flows from the projected utilization of the facility.

As also discussed in Note 3 to the Consolidated Condensed Financial Statements, during the 1999 second quarter, the Company announced that it was temporarily suspending shipments and recommending postponement of administration of ROTASHIELD, the Company's rotavirus vaccine, and recorded a special charge aggregating $82.0 million ($53.0 million after-tax or $0.04 per share-diluted). The special charge provided for the estimated costs related to trade returns, inventory and other costs. The Company took this action in response to questions raised by reports of intussusception (a cause of bowel obstruction) in certain infants immunized with ROTASHIELD. In October 1999, subsequent to further studies, ROTASHIELD was withdrawn from the market.

The following table sets forth worldwide income (loss) before taxes by operating segment together with the percentage changes from the comparable periods in the prior year:

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

              Three Months and Nine Months Ended September 30, 1999


                                            Income (Loss) Before Taxes
                        ----------------------------------------------------------------------------
                                  Three Months                         Nine Months
($ in millions)              Ended September 30,    %Increase       Ended September 30,   %Increase
Operating Segment              1999        1998     (Decrease)      1999         1998     (Decrease)
-----------------------     ---------    --------    ---------    ----------   --------   ----------
Pharmaceuticals (1)         ($3,954.9)     $842.7           -     ($2,858.8)   $1,978.0           -
Consumer Health Care            178.7       161.3          11%        405.8       367.3          10%
Agricultural
  Products(2)                  (331.3)        9.3           -         (31.6)      484.1           -
                            ----------   ---------    ---------   ----------   --------   ----------
                             (4,107.5)    1,013.3           -      (2,484.6)    2,829.4           -

Corporate and All
  Other (3)                     (82.9)     (135.5)         39%       (240.0)      276.9           -
                            ----------   ---------    ---------   ----------   --------   ----------
Total (4)                   ($4,190.4)     $877.8           -     ($2,724.6)   $3,106.3           -
                            ==========   =========    =========   ==========   ========   ==========


  (1) Loss before taxes for Pharmaceuticals for the 1999 third quarter and first nine months included a charge for a litigation settlement of $4,750.0 in connection with litigation brought against the Company by people who used the antiobesity products REDUX or PONDIMIN. The charge provides for expected payments to settlement funds contemplated by the nationwide, class action settlement, other judgements and settlements (including claims for PPH and any opt outs), and future legal costs, net of available insurance.

          Loss before taxes for Pharmaceuticals for the 1999 first nine months included the special charge of $82.0 related to the suspension of shipments and administration, and trade returns of ROTASHIELD, the Company's rotavirus vaccine.

          Excluding the litigation settlement, income before taxes for Pharmaceuticals decreased 6% for the 1999 third quarter. Excluding the litigation settlement and the ROTASHIELD special charge, income before taxes for Pharmaceuticals was flat for the 1999 first nine months.

  (2) Loss before taxes for Agricultural Products for the 1999 third quarter and first nine months included a special charge of $195.0 to provide for the restructuring of Cyanamid and the impairment of a Cyanamid manufacturing facility.

          Loss before taxes for Agricultural Products for the 1999 third quarter and first nine months was increased by $135.0 for the Cyanamid U.S. inventory buyback program.

          Excluding the Cyanamid special charge and the Cyanamid U.S. inventory buyback program, loss before taxes for Agricultural Products for the 1999 third quarter was $1.3 compared to income before taxes of $9.3 in the prior year. Excluding the Cyanamid special charge and the Cyanamid U.S. inventory buyback program, income before taxes for Agricultural Products decreased 38% for the 1999 first nine months.

  (3) Income before taxes for Corporate and All Other in the 1998 first nine months included the gain on the sale of the Sherwood-Davis & Geck medical devices business of $592.1, which was sold effective February 27, 1998. Excluding the gain on sale, loss before taxes for Corporate and All Other decreased 24% for the 1999 first nine months.

  (4) Excluding the litigation settlement, the Cyanamid special charge and the Cyanamid U.S. inventory buyback program from the 1999 results, income before taxes for the 1999 third quarter increased 1%. Excluding the litigation settlement, the Cyanamid special charge, the ROTASHIELD special charge and the Cyanamid U.S. inventory buyback program from the 1999 results and the gain on sale from the 1998 results, income before taxes for the 1999 first nine months decreased by 3%.

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

              Three Months and Nine Months Ended September 30, 1999


The following variation explanations of income (loss) before taxes by operating segment for the 1999 third quarter and first nine months compared to the prior year exclude the previously discussed 1999 litigation settlement and the 1999 ROTASHIELD special charge (first nine months only) for Pharmaceuticals, the 1999 Cyanamid special charge and the 1999 Cyanamid U.S. inventory buyback program for Agricultural Products, and the 1998 gain on sale from the divestiture of the medical devices business for Corporate and All Other (first nine months only):

     Worldwide Pharmaceutical income before taxes decreased 6% for the 1999 third quarter due primarily to higher selling, general and administrative expenses, lower gains on the sales of non-strategic assets and an unfavorable sales mix offset, in part, by higher sales of worldwide pharmaceuticals. Worldwide Pharmaceutical income before taxes was flat for the 1999 first nine months due primarily to higher selling, general and administrative expenses, increased research and development expenses, lower gains on the sales of non-strategic assets and unfavorable sales mix offset by higher sales of worldwide Pharmaceuticals. Higher selling, general and administrative expenses for Pharmaceuticals for the 1999 third quarter and first nine months were the result of higher selling expenses, primarily marketing costs, related to certain product launches in late 1998 and in 1999, pre-launch marketing costs for certain products expected to be launched by the end of 1999, expanded global strategic marketing activities and increased headcount to support new product initiatives.

     Worldwide Consumer Health Care income before taxes increased 11% for the 1999 third quarter and 10% for the 1999 first nine months due primarily to increased sales of worldwide consumer health care products offset, in part, by higher selling, general and administrative expenses.

     Worldwide Agricultural Products loss before taxes for the 1999 third quarter was $1.3 million compared to income before taxes of $9.3 million in the prior year due primarily to an unfavorable sales mix. Worldwide Agricultural Products income before taxes decreased 38% for the 1999 first nine months due primarily to lower sales of U.S. Agricultural Products and an unfavorable sales mix offset, in part, by lower selling expenses, primarily marketing, and general expenses as a result of cost reduction efforts and lower research and development expenses.

     Corporate and All Other expenses decreased for the 1999 third quarter due to lower general and administrative expenses offset, in part, by higher interest expense. Corporate and All Other expenses decreased for the 1999 first nine months due primarily to higher gains on the sales of non-strategic assets and lower general and administrative expenses offset, in part, by the loss of the medical devices business.

The effective tax rate for the 1999 third quarter was a 31.4% benefit. The difference in the tax benefit recorded and the statutory rate of 35% related to the litigation settlement is caused by a $200 million provision for additional

          Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

              Three Months and Nine Months Ended September 30, 1999


U.S. income tax, net of foreign tax credits, that will have to be paid to the extent that foreign earnings, taxed at a rate lower than in the U.S., are remitted back to the U.S. for settlement payments. Excluding the previously discussed litigation settlement, the Cyanamid special charge and the Cyanamid U.S. inventory buyback program from the 1999 third quarter results, the effective tax rate provision was 28.8% versus 29.5% for the 1998 third quarter. The effective tax rate for the 1999 first nine months was a 33.2% benefit versus a 31.6% provision for the 1998 first nine months. Excluding the items noted above and the previously discussed ROTASHIELD special charge from the 1999 first nine months results and the gain on sale from the divestiture of the medical devices business from the 1998 first nine months results, the effective tax rate was a provision of 28.6% and 28.7%, respectively.

Net loss and diluted loss per share for the 1999 third quarter were $2,873.9 million and $2.20 compared to net income and diluted earnings per share of $619.0 million and $0.46 for the same period last year. Excluding the previously discussed litigation settlement of $3,287.5 million and $2.51, the Cyanamid special charge of $126.8 million and $0.10 and the Cyanamid U.S. inventory buyback program of $93.2 million and $0.07 previously discussed, net income and diluted earnings per share for the 1999 third quarter were $633.6 million and $0.48. Excluding these charges from the 1999 third quarter results, net income and diluted earnings per share for the 1999 third quarter increased 2% and 4% over 1998 third quarter results. These increases were due primarily to higher gross profit from the net sales results previously discussed offset, in part, by increased selling, general and administrative expenses and an unfavorable sales mix in all operating segments.

Net loss and diluted loss per share for the 1999 first nine months were $1,820.4 million and $1.39 compared to net income and diluted earnings per share of $2,124.7 million and $1.59 for the same period last year. Excluding the previously discussed litigation settlement, the Cyanamid special charge, the Cyanamid U.S. inventory buyback program and the ROTASHIELD special charge of $53.0 million and $0.04, net income and diluted earnings per share for the 1999 first nine months were $1,740.1 million and $1.33. The $1.33 diluted earnings per share calculation includes the $0.02 per share benefit of excluding the dilutive impact of common stock equivalents. Excluding the gain on the sale of the Sherwood-Davis & Geck medical devices business of $330.8 million and $0.25 from the 1998 results, net income and diluted earnings per share for the 1998 first nine months were $1,793.9 and $1.34. Excluding these charges from the 1999 results and the gain on the sale from the 1998 results, net income and diluted earnings per share for the 1999 first nine months decreased 3% and 1% compared with 1998 first nine months results. The decreases in net income and diluted earnings per share for the 1999 first nine months were due primarily to unfavorable sales mix in all operating segments, lower sales from the disposition of the medical devices business and higher pharmaceutical research and development expenses offset, in part, by higher gross profit from the net sales results discussed previously.

          Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

              Three Months and Nine Months Ended September 30, 1999


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

Competition

The Company operates in the highly competitive pharmaceutical, consumer health care and agrochemical industries. The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its sales or results of operations. However, PREMARIN, one of the Company's conjugated estrogens products manufactured from pregnant mare's urine and which has not had patent protection for many years, is the leader in its category and contributes significantly to sales and results of operations. PREMARIN's principal uses are to manage the symptoms of menopause and to prevent osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and some of these products also have an approved indication for the prevention of osteoporosis. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN under many state laws and third party insurance payer plans. In May 1997, the U.S. Food and Drug Administration ("FDA") announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. One company has announced it is in the process of developing a generic version of PREMARIN from the same natural source and the Company cannot currently predict the timing or outcome of these or any other efforts.

As described in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the rapid acceptance of genetically modified seed has generated competition from agricultural products not traditionally used on crops grown from conventional seed, which has had an adverse effect on the results of

          Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

              Three Months and Nine Months Ended September 30, 1999


operations of the agricultural products business in the 1999 first nine months and is expected to continue to have an adverse effect in subsequent periods. In addition, depressed agricultural commodity prices are expected to continue to have an adverse effect on farmer demand for premium crop protection products. The Company continues to review strategic alternatives with respect to the agricultural products business.

Liquidity, Financial Condition and Capital Resources

Cash and cash equivalents increased $964.0 million in the 1999 first nine months to $2,146.3 million. Cash flows from operating activities of $1,790.6 million, net proceeds from debt issuances of $1,633.7 million, proceeds from sales and maturities of marketable securities of $299.2 million, proceeds from sales of other assets of $225.7 million and proceeds from the exercise of stock options of $206.2 million were used principally for purchases of treasury stock of $952.1 million, dividend payments of $883.2 million, capital expenditures of $714.3 million and purchases of marketable securities of $618.5 million. Capital expenditures included strategic investments in manufacturing and distribution facilities worldwide and expansion of the Company's research and development facilities.

As discussed in Note 2 to the Consolidated Condensed Financial Statements, on October 7, 1999, the Company announced a comprehensive, national settlement to resolve litigation brought against the Company by people who used REDUX or PONDIMIN and recorded a charge of $4,750.0 million in the 1999 third quarter to provide for expected payments to the settlement funds contemplated by the nationwide, class action settlement, other judgements and settlements (including claims for PPH and any opt outs), and future legal costs, net of available insurance. Initial payments by the Company into the settlement funds are anticipated to begin later this year, with approximately $1.85 billion expected to be paid over the next 2.5 years, most of which is subject to final judicial approval. Payments to provide settlement benefits, if needed, may continue for approximately 16 years after final judicial approval. Payments related to the litigation settlement are anticipated to be financed through additional commercial paper borrowings, existing cash resources and cash flows from operating activities.

The Company's $1.0 billion 7.7% notes, due February 15, 2000, have been classified as current at September 30, 1999. In addition, $855.0 million of outstanding commercial paper at September 30, 1999 was classified as current since this amount exceeded the Company's $2.0 billion credit facility that supports the commercial paper program. The Company intends to refinance these current liabilities before the end of the 2000 first quarter. The significant increase in commercial paper is due primarily to financing treasury stock acquisitions as part of the Company's stock repurchase program and funding the purchase of a $450.0 million convertible subordinated note issued by Immunex Corporation, a majority-owned subsidiary of the Company. The increase in marketable securities represents the investment by Immunex Corporation of the proceeds from this note.

          Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

              Three Months and Nine Months Ended September 30, 1999


In December 1998, the Company recorded a charge for restructuring and related asset impairments to recognize the reorganization of its worldwide supply chains and distribution systems and the globalization of certain business units. The restructuring included the reduction of 4,100 positions offset, in part, by 1,000 newly created positions. Since the end of 1998, the Company has begun its personnel reductions and initiated/completed the closure/sale of certain manufacturing facilities/distribution centers. As of September 30, 1999, approximately 1,800 positions have been eliminated. Cash expenditures aggregating $57.9 million for severance and exit costs in the 1999 first nine months were applied against the restructuring accruals. At September 30, 1999, $169.0 million of these restructuring accruals were outstanding.

At September 30, 1999, the fair value of the Company's long-term debt, including loans payable, was $5,621.5 million. If interest rates were to increase or decrease by one percentage point, the fair value of the long-term debt, including loans payable, would decrease or increase by approximately $87.2 million.

At September 30, 1999, the fair value of the $783.0 million notional amount of foreign exchange forward contracts was a net payable of $18.8 million. As foreign exchange rates change from period to period, the fluctuations in the fair value of the foreign exchange forward contracts are offset by fluctuations in the fair value of the underlying hedged transactions. If the value of the U.S. dollar were to increase or decrease by 10% in relation to all foreign currencies, the net payable would increase or decrease by approximately $66.4 million.

Year 2000

As previously described in the Company's 1998 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and
June 30, 1999, the Company has recognized the importance of addressing Year 2000 problems and has committed certain resources to identify and correct potential problems in order to minimize the impact on its business.

The Company's Year 2000 program is organized into three functional areas:
Information Technology (IT), which includes computer systems and related application software; Embedded Chips (EC), which are hidden internal components of many non-computer devices and machinery; and Business Partners (BP), which include suppliers of materials, utilities and other services, customers and governmental agencies. The program methodology is organized into three phases:
Phase I: Inventory, Assessment and Project Planning; Phase II: Remediation and Testing; and Phase III: Certification, Implementation and Contingency Planning. All Phase I activities have been completed and all Phase II activities have been substantially completed for all three functional areas. Significant progress has been made since the 1999 second quarter for all Phase III activities for all three functional areas. Phase III certification and implementation activities for EC and BP have been substantially completed and certification and implementation for IT is over 90% complete. Overall, contingency planning is

          Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

              Three Months and Nine Months Ended September 30, 1999


more than 75% complete. All remaining Phase II and III activities are expected to be completed by the end of 1999.

The estimated costs of remediation, appropriate replacement projects and the development of contingency plans for Year 2000 activities have decreased since the 1999 second quarter to approximately $140 million from $155 million. The costs include operating and capital costs of approximately $95 million and $45 million, respectively, for all phases within each functional area. Through September 30, 1999, $73 million and $37 million have been incurred for operating and capital costs, respectively, related to the Year 2000 program. The Company expects to incur approximately $9 million in the 1999 fourth quarter to complete its Phase II and III activities. Approximately $21 million of estimated costs are planned for program support and wrap-up activities in the 1999 fourth quarter and into the Year 2000. These costs do not include any internal costs. The decrease in estimated costs since the 1999 second quarter was primarily a result of completing required projects in less workdays than estimated and utilizing fewer external resources than planned due to greater availability of internal resources. The Company currently believes that the most reasonably likely worst case scenario concerning the Year 2000 issue involves potential BP business disruption among the Company's key suppliers who may not be fully Year 2000 compliant. In order to address this possibility, the Company has formulated and is finalizing contingency plans to mitigate the impact on the Company and sustain critical business processes for a minimum of ten business days. Such plans involve, but are not limited to, increasing raw materials and packaging inventory, and identifying and securing, where appropriate, alternate sources of raw materials, packaging inventory, utilities, transportation, financial and other services.

Contingency plans are also being finalized to address key business processes, including research and development, and the supply of products to customers. These plans include increasing finished goods inventory levels and alternate manual and offsite order processing, in addition to identifying and securing alternate sources of supply, where appropriate.

Management's assessment of risks and uncertainties associated with the Year 2000 project remain unchanged from that described in the 1998 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999. Substantially all of the Company's required modifications and replacements of its critical systems and applications have been completed; any remaining projects are expected to be completed prior to January 1, 2000. However, some of these modifications and replacements may not be effective in addressing the problems identified. If the required modifications and replacements are not effective, there could be a material adverse effect on the Company's results of operations.

Based on information collected from its key business partners, the Company cannot be certain of their Year 2000 compliance. Consequently, there could be interruptions of the Company's business partners' operations if they do not successfully and timely achieve Year 2000 compliance. If the Company's contingency planning is inadequate to mitigate such interruptions, or if key

          Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

              Three Months and Nine Months Ended September 30, 1999


business partners experience prolonged disruption, there could be a material adverse effect on the Company's results of operations.

The Company cannot guarantee that its remediation efforts and contingency planning will adequately address Year 2000 problems. If the Company's modifications and replacements are not effective, or if the Company is not successful in the implementation of its contingency plans, there could be a material adverse effect on the Company's results of operations. Furthermore, the Company cannot guarantee that other companies will make necessary, timely and successful conversions to their systems on which the Company's systems and business flows depend. Additional risk factors related to Year 2000 problems are identified in the Company's 1998 Annual Report on Form 10-K and Exhibit 99 to such report.

Cautionary Statements for Forward Looking Information

Management's discussion and analysis set forth above contains certain forward looking statements, including, among other things, statements regarding the Company's proposed merger of equals transaction with Warner-Lambert, results of operations, Euro currency, competition, liquidity, financial condition and capital resources, and Year 2000. These forward looking statements are based on current expectations. Certain factors which could cause the Company's actual results to differ materially from expected and historical results have been identified by the Company in its other periodic reports filed with the Securities and Exchange Commission including the Company's 1998 Annual Report on Form 10-K and Exhibit 99 to such report, which exhibit is incorporated herein by reference.

                          Part II - Other Information

Item 1.   Legal Proceedings

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's 1998 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the periods ended
          March 31, 1999 and June 30, 1999.

          On October 7, 1999, the Company announced that it had reached a comprehensive, national settlement to resolve litigation against the Company brought by people who used REDUX or PONDIMIN. Information regarding the litigation settlement is incorporated herein by reference from Part I - Financial Information in Note 2,
          Contingencies and Litigation Settlement, to the Consolidated Condensed Financial Statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 1999. Additional settlement terms are set forth in a Memorandum of Understanding executed on October 7, 1999 which was filed with the Company's Report on Form 8-K on October 8, 1999.

          As of November 15, 1999, the Company has been served or is aware that it has been named as a defendant in 7,754 suits as the manufacturer of PONDIMIN and/or the distributor of REDUX. Of the 7,754 lawsuits naming the Company as a defendant, 107 are actions that seek certification of a class, some on a national and others on a statewide basis. Of these 107 lawsuits, 43 are pending in various federal district courts and 64 are pending in various state courts.
          A number of the actions brought in state courts have been removed to federal courts. Individual plaintiffs have filed the remaining lawsuits: 1,439 individual lawsuits are pending in various federal district courts and 6,208 individual lawsuits are pending in various state courts.

          As described in the Company's 1998 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the periods ended March 31, 1999 and June 30, 1999, statewide medical monitoring classes had been certified in the diet drug litigation in seven states. On
          August 17, 1999, the New Mexico District Court dismissed a proposed statewide medical monitoring class action lawsuit in that state on the grounds that there is no cause of action for medical monitoring under New Mexico law without physical injury. (Sandoval, et al. v. Wyeth-Ayerst Laboratories Division of American Home Products Corporation, No. D0101-CV-9802295, First Jud. Dist., Santa Fe Cty., NM). On
          August 19, 1999, the court overseeing the California diet drug litigation issued an order denying class certification in the proposed California medical monitoring action on the grounds that common issues did not predominate over the many individual issues.
          (In re: Diet Drug Cases, No. JCCP 004032, Dep't SE D, Super. Ct., CA). On August 26, 1999, the court overseeing the federal MDL diet drug litigation granted conditional class certification of an MDL medical monitoring class comprising individuals who used either of the diet drugs for 30 days or more and who (a) do not have a present lawsuit alleging personal injury, (b) do not live in one of the states where a statewide medical monitoring class has already been certified, and
          (c) are not asymptomatic residents of states which require actual injury to pursue a medical monitoring claim. (Jeffers, et al. v. American Home Products Corporation, No. 98-20626, U.S.D.C., E.D. Pa.). On September 14, 1999, the court overseeing the New York diet drug litigation granted plaintiffs' motion for certification of a statewide New York medical monitoring class action and immediately stayed all further proceedings pending further developments in the federal MDL proceedings. (In re: New York Diet Drug Litigation; Cunningham, et al. v. American Home Products Corporation, et al., Nos. 70000/98, 401962/98, Sup. Ct., NY).

          On August 6, 1999, the jury hearing the case of Lovett v. Wyeth-Ayerst Laboratories Division of American Home Products Corp., et al. (294th Jud. Dist. Ct., Van Zandt Cty., TX) returned a verdict in favor of the plaintiff and against the Company for $3.3 million in compensatory damages and $20 million in punitive damages. In September 1999, prior to consideration of the Company's post-trial motions to reduce the award or overturn the verdict, the Lovett case was settled for less than 10% of the amounts awarded in the verdict.

          In New Jersey, trial of the statewide medical monitoring class action which had begun on August 11, 1999, (Vadino, et al. v. AHPC, et al., Superior Court, Middlesex Cty., No. MID-L-425-98) has been stayed pending the finalization of the national settlement.

          On November 4, 1999, Pfizer Inc commenced suit against Warner-Lambert Company, directors of Warner-Lambert and the Company in the Chancery Court of the State of Delaware, New Castle County (Pfizer Inc. v. Warner-Lambert Company, et al., No. 17524NC) alleging that the Warner-Lambert board of directors failed to adequately consider inquiries from Pfizer Inc regarding a possible business combination and as such breached their fiduciary duties. This suit also alleges that the Company aided and abetted these breaches. Pfizer Inc seeks preliminary and permanent injunctive relief enjoining consummation of the merger or rescinding the merger in the event that it is consummated and declaratory relief that the termination fee and stock option provision are invalid.

          Following the announcement of the merger agreement between Warner-Lambert and the Company, 32 alleged holders of Warner-Lambert common stock filed suits in the Chancery Court of Delaware, New Castle County against Warner-Lambert and directors of Warner-Lambert. In at least nine of these suits the Company is named as an additional defendant (Rosman v. De Vink, et al., No. 17519NC; Shingala v. De Vink, et al., No. 17520NC; Henry v. De Vink, et al., No. 17521NC; Grill v. De Vink, et al., No. 17522NC; Rice v. De Vink, et al., No. 17531NC; Pelton v. De Vink, et al., No. 17533NC; Schiry v. De Vink, et al., No. 17534NC;

          Green v. De Vink, et al., No. 17535NC; and Paradis v. De Vink, et al., No. 17544NC). The plaintiffs purport to represent a class of all Warner-Lambert stockholders and allege that (i) the consideration they are to be paid is unfair and inadequate because Warner-Lambert's common stock has an intrinsic value higher than the shares of the Company's common stock they would receive in the merger and that the Warner-Lambert directors failed to maximize shareholder value by not conducting an auction for Warner-Lambert or seeking other alternatives; (ii) the termination fee and stock option provisions of the merger agreement inhibit Warner-Lambert's ability to seek such other alternatives; and (iii) Warner-Lambert's directors breached their fiduciary duties owed to the plaintiffs as a result. The suits that name the Company allege that the Company aided and abetted these breaches. The plaintiffs in the Delaware actions seek judgment declaring that each Delaware action is maintainable as a class action, preliminary and permanent injunctive relief enjoining consummation of the merger or rescinding the merger in the event that it is consummated, declaratory relief that the termination fee and stock option provisions are invalid, an award of unspecified compensatory damages against defendants, and an award of the plaintiffs' fees and expenses.

          Another alleged holder of Warner-Lambert common stock has filed a purported class action against Warner-Lambert, directors of Warner-Lambert, and the Company in the Superior Court of New Jersey, Chancery Division, Morris County (Bass v. De Vink, et al., No. 20699). Both the claims pleaded and the relief sought in the New Jersey action are substantially similar to the claims pleaded and the relief sought in the Delaware actions.

          The Company believes that the Pfizer Inc action, the Delaware actions and the New Jersey action which the Company is a party are without merit and intends to defend these actions vigorously.

          As of October 25, 1999, there were pending against the Company approximately 3,686 lawsuits in federal or state courts on behalf of approximately 37,335 plaintiffs alleging injuries as a result of use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel. In September 1999, the Company announced that it had reached an agreement with plaintiffs' counsel representing virtually all of the NORPLANT plaintiffs to settle the currently pending NORPLANT lawsuits for $1,500 per claimant. That settlement proposal has been communicated by plaintiffs' attorneys to their clients with a recommendation that they accept the offer. The agreement to recommend settlement will not cover plaintiffs who allege that they experienced either idiopathic intracranial hypertension or stroke. The cost of settlement is anticipated to be approximately $50 million and is covered by insurance.

          A statewide class action has been filed in the Pennsylvania Court of Common Pleas, Delaware County, on behalf of a proposed class consisting of all persons who have been administered and paid for, in whole or in part, the Company's ROTASHIELD vaccine. (Lennon, et al. v. Wyeth-Ayerst Laboratories, et al., No. 99-13101). The complaint alleges breach of contract, breach of warranty, unjust enrichment and violation of the Pennsylvania Unfair Trade Practices Act and seeks minimum damages of $100 per class member plus treble damages and attorneys' fees. The Company intends to defend the case vigorously.

          The plaintiffs in Lowell v. American Cyanamid Company, No. 97-581-BH-M, U.S.D.C., S.D. Ala. (a class action involving pricing practices relating to marketing programs for crop protection products), have intervened in a purported class action in Tennessee (Fox v. American Cyanamid Company, No. 19,996, Ch. Ct. Tenn.) that alleged violations of state antitrust and consumer protection laws by Cyanamid concerning pricing practices relating to marketing programs for crop protection products. The Lowell plaintiffs have asked the Court to set aside the settlement agreement in the amount of $5.2 million that was previously approved by the Court. No decision has yet been issued on this request.

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

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Exhibit No.    Description

               (4.1) Rights Agreement dated as of October 13, 1999 between American Home Products Corporation and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Exhibit
                             4.1 of the American Home Products Corporation Form 8-A filed with the Securities and Exchange Commission on October 14, 1999).

               (4.2) Certification of Designation of American Home Products Corporation, dated as of October 13, 1999 (incorporated by reference to Exhibit 4.2 of the American Home Products Corporation Form 8-A filed with the Securities and Exchange Commission on October 14, 1999).

               (12)          Computation of Ratio of Earnings to Fixed Charges

               (27)          Financial Data Schedule - Period Ended
                             September 30, 1999

          (b)  Reports on Form 8-K

               On October 8, 1999, the Company filed a Current Report on Form 8-K regarding the Company's announcement of a comprehensive, national settlement to resolve litigation brought against the Company by people who used the antiobesity products REDUX (dexfenfluramine) or PONDIMIN (fenfluramine).

               On October 14, 1999, the Company filed a Current Report on Form 8-K regarding the adoption of a shareholder's rights plan and, in connection therewith, the declaration of a dividend of one preferred share purchase right for each outstanding share of common stock, par value $0.33-1/3 per share outstanding on October 18, 1999 to stockholders of record on that date.

               On November 8, 1999, the Company filed a Current Report on Form 8-K regarding the Company's announcement that it and Warner-Lambert had entered into a definitive agreement to combine the two companies in a merger of equals transaction.

               On November 9, 1999, the Company filed a Current Report on Form 8-K regarding the joint press release issued by the Company and Warner-Lambert with respect to meeting with analysts and reaffirming their commitment to their announced strategic business combination.

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


Date: November 15, 1999

                                 Exhibit Index


Exhibit No.       Description

(12)        Computation of Ratio of Earnings to Fixed Charges

(27)        Financial Data Schedule - Period Ended September 30, 1999





                                      EX-1