Form 10-K
period 1999-12-31
AMERICAN HOME PRODUCTS CORP
filed 2000-03-29
CIK 5187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission file number
  December 31, 1999                                           1-1225

                 AMERICAN HOME PRODUCTS CORPORATION
       (Exact name of registrant as specified in its charter)

                 Delaware                                     13-2526821
  (State or other jurisdiction of               (I.R.S. Employer Identification
  incorporation or organization)                            Number)

  Five Giralda Farms, Madison, NJ                                07940-0874
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code              (973) 660-5000
Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange on
       Title of each class                                   which registered
$2 Convertible Preferred Stock, $2.50 par value         New York Stock Exchange
Common Stock, $0.33 - 1/3 par value                     New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Aggregate market value at March 15, 2000                   $67,731,906,486

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                                                            March 15, 2000

Common Stock, $0.33 - 1/3 par value                          1,304,104,096

Documents incorporated by reference: List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statements; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

(1) 1999 Annual Report to Shareholders - In Parts I, II and IV
(2) Proxy Statement filed March 17, 2000 - In Part III

                                          PART I

ITEM 1.     BUSINESS


            General

            American Home Products Corporation (the "Company" or "AHPC"), a Delaware corporation organized in 1926, is currently engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in three primary businesses:
            Pharmaceuticals, Consumer Health Care and Agricultural Products. Pharmaceuticals include branded and generic human ethical pharmaceuticals, biologicals, nutritionals, and animal biologicals and pharmaceuticals. Principal products include women's health care products, infant nutritionals, cardiovascular products, neuroscience therapies, gastroenterology drugs, anti-infectives, vaccines, biopharmaceuticals, oncology therapies, musculoskeletal therapies and transplantation products. Principal animal health products include vaccines, pharmaceuticals, endectocides and growth implants. Consumer Health Care products include analgesics, cough/cold/allergy remedies, vitamin, mineral and nutritional supplements, herbal products, and hemorrhoidal, antacid and asthma relief items sold over-the-counter. Agricultural Products include crop protection and pest control products such as herbicides, insecticides and fungicides.

            Unless stated to the contrary, or unless the context otherwise requires, references to the Company in this report include American Home Products Corporation and its majority-owned subsidiaries.

            On March 21, 2000, the Company announced that it signed a definitive agreement with BASF Aktiengesellschaft ("BASF") for the sale of the Cyanamid Agricultural Products business. Under the terms of the agreement, which are subject to certain customary conditions, including regulatory approval, BASF will pay AHPC $3.8 billion in cash and will assume certain debt. The Company will record a non cash loss on the sale of this business of approximately $1.5 billion in the 2000 first quarter. The loss is due primarily to basis differences for tax and financial reporting purposes, primarily goodwill related to the Cyanamid Agricultural Products business.

            On November 3, 1999, the Company and Warner-Lambert Company entered into an agreement to combine the two companies in a merger-of-equals transaction. On February 6, 2000, the merger agreement was terminated. In accordance with the merger agreement, the Company received a payment of $1.8 billion as a termination fee.

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

            In December 1997, the Company sold the stock of Storz Instrument Company and affiliated companies ("Storz"), a global manufacturer and marketer of ophthalmic products, and certain assets related to the Storz business for approximately $380 million.

            In February 1997, the Company purchased the worldwide animal health business of Solvay S.A. for approximately $460 million in cash.

            In December 1996, the Company purchased the remaining equity interest in Genetics Institute, Inc. ("G.I."), that it did not already own for approximately $1.279 billion in cash. The purchase price exceeded the net assets acquired by approximately $1.057 billion, resulting in the recognition of goodwill related to the commercial operations of approximately $359 million and a special charge of $470 million for the portion of the purchase price attributable to acquired in-process research and development. G.I. also recorded a special charge of approximately $228 million for the liquidation of its outstanding stock options as of December 31, 1996.

            In November 1996, the Company sold a majority interest (80%) in the American Home Foods business for approximately $1.209 billion. During 1998 and 1997, the Company sold its remaining equity interest in International Home Foods, Inc., the successor to American Home Foods.

            Additional information relating to the Solgar and Solvay S.A. acquisitions, and the Sherwood-Davis & Geck and Storz dispositions is set forth in Note 2 of the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

            Operating Segments

            Financial information, by operating segment, for the three years ended December 31, 1999 is set forth in Note 11 of the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

            The Company is not dependent on any single or major group of customers for its sales. The Company has four reportable segments as outlined below. The product designations appearing in differentiated type herein are trademarks.

            PHARMACEUTICALS SEGMENT

            The Pharmaceuticals segment manufactures, distributes, and sells branded and generic human ethical pharmaceuticals, biologicals, nutritionals, and animal biologicals and pharmaceuticals. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers, veterinarians, and other human and animal health care institutions. Some of these sales are made to large buying groups representing certain of these customers. Principal product categories for human use and their respective products are: women's health care products including PREMARIN, PREMPRO, PREMPHASE, LO/OVRAL (marketed as MIN-OVRAL internationally), and TRIPHASIL (marketed as TRINORDIOL internationally); infant nutritionals including S26 and 2ND AGE PROMIL (international markets only); cardiovascular products including CORDARONE and ZIAC; neuroscience therapies including

            ATIVAN, EFFEXOR and EFFEXOR XR; gastroenterology drugs including ZOTON (international markets only); anti-infectives including MINOCIN and ZOSYN (marketed as TAZOCIN internationally); vaccines including HIBTITER; biopharmaceuticals including BENEFIX Coagulation Factor IX (Recombinant) and RECOMBINATE Factor VIII (Recombinant); oncology therapies; musculoskeletal therapies including ENBREL, SYNVISC and LODINE XL; and transplantation products. Principal animal health product categories include vaccines, pharmaceuticals, endectocides and growth implants. The Company manufactures these products in the United States and Puerto Rico, and 19 foreign countries.

            Sales of women's health care products in the aggregate, and the PREMARIN family of products individually, accounted for more than 10% of consolidated net sales in 1999 and 1998. Sales of women's health care products in the aggregate accounted for more than 10% of consolidated net sales in 1997. Additionally, women's health care products in the aggregate, and the PREMARIN family of products individually, were greater than 10% of consolidated operating income (loss) before taxes in 1999, 1998 and 1997. Except for the products noted above, no other single pharmaceutical product or category of products accounted for more than 10% of consolidated net sales in 1999, 1998 or 1997.

            CONSUMER HEALTH CARE SEGMENT

            The Consumer Health Care segment manufactures, distributes and sells over-the-counter health care products. Principal consumer health care product categories and their respective products are: analgesics including ADVIL; cough/cold/allergy remedies including ROBITUSSIN and DIMETAPP; nutritional supplements including CENTRUM products, CALTRATE and SOLGAR products; and hemorrhoidal, antacid and asthma relief items. These products are generally sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising. These products are manufactured in the United States and Puerto Rico, and 16 foreign countries.

            No single consumer health care product or category of products accounted for more than 10% of consolidated net sales in 1999, 1998 or 1997.

            AGRICULTURAL PRODUCTS SEGMENT

            The Agricultural Products segment manufactures, distributes and sells crop protection and pest control products. Principal agricultural product categories and their respective products are: herbicides including PURSUIT (marketed as PIVOT internationally), and PROWL (marketed as STOMP internationally); insecticides including COUNTER; and fungicides which are promoted to consumers worldwide and generally sold directly to wholesalers and retailers. In addition to the United States and Puerto Rico, these products are manufactured in eight foreign countries.

            On March 21, 2000, the Company announced that it signed a definitive agreement with BASF for the sale of the Cyanamid Agricultural Products business. (See Item 1. Business, General.)

            No single agricultural product or category of products accounted for more than 10% of consolidated net sales in 1999, 1998 or 1997.

            CORPORATE AND ALL OTHER SEGMENT

            Corporate is responsible for the treasury, tax, legal and compliance operations of the Company's businesses and incurs and maintains certain assets, liabilities, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments. These items include gains on sales of investments and other corporate assets, interest expense, net, the gain on the sale of the Sherwood-Davis & Geck medical devices business, certain litigation provisions, including the REDUX and PONDIMIN litigation charge (see Item 3. Legal Proceedings), special charges, and other miscellaneous items. All Other consists of the medical devices businesses which the Company exited completely in February 1998. These businesses manufactured, distributed and sold medical devices products, which included needles and syringes, tubes, catheters, wound closure products, ophthalmic surgical equipment, enteral feeding systems, microsurgical equipment and other hospital products.

            No single medical device product or category of products accounted for more than 10% of consolidated net sales in 1998 or 1997.

            Sources and Availability of Raw Materials

            Generally, raw materials and packaging supplies are purchased in the open market from various outside vendors. The loss of any one source of supply would not have a material adverse effect on the Company's future results of operations. However, finished dosage forms of ENBREL are produced by one third-party manufacturer, and raw materials for oral contraceptives, EFFEXOR and EFFEXOR XR are sourced from sole third-party suppliers.

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

            In the U.S. pharmaceuticals business, many of the Company's major products are not protected by patents. LODINE XL, a product extension of LODINE, will have patent protection until at least 2007. ZIAC, a combination beta blocker and diuretic, will have patent protection until at least 2000. SYNVISC, a visco supplementation for treatment of osteoarthritis of the knee, will have patent protection until at least 2010. The anti-infective ZOSYN will have patent protection until at least 2007. The tumor necrosis factor receptor (TNFR) ENBREL, will have patent protection until at least 2014. The anti-depressant EFFEXOR will have patent protection until at least 2007 and EFFEXOR XR will have patent protection until at least 2017. PREMPRO, a combination estrogen and progestin product, will have patent protection until at least 2015. BENEFIX Coagulation Factor IX (Recombinant), a blood clotting factor for hemophilia B, will have patent protection until 2009 and RECOMBINATE, a concentrated recombinant human antihemophilic factor (Factor VIII), a product that helps regulate activation of the body's coagulation pathway, will have patent protection until 2014.
                                      I-4

            In 1999 and early 2000, the Company received market clearance for several new pharmaceutical products including SONATA, REFACTO and PREVNAR. SONATA, a non-benzodiazepine compound for the treatment of insomnia in adults will have patent protection until at least 2008. The albumin-free formulated recombinant factor VIII product for the treatment of hemophilia A, REFACTO, will have patent protection until at least 2014. PREVNAR, the Company's seven-valent pneumococcal conjugate vaccine will have patent protection until 2004 and, patent extension under the Waxman-Hatch Act will be applied for, extending this date until 2007.

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

            Competition

            PHARMACEUTICALS

            The Company operates in the highly competitive pharmaceutical industry which includes the human ethical pharmaceutical and animal health businesses. Within these businesses, the Company has many major multinational competitors and numerous smaller domestic and foreign competitors. Based on net sales, the Company believes it ranks within the top 10 major competitors within the human ethical pharmaceutical industry and ranks within the top five major competitors within the animal health industry.

            The Company's competitive position is affected by several factors including resources available to develop, enhance and promote products, customer acceptance, product quality, patent protection, development of alternative therapies by competitors, scientific and technological advances, and governmental actions affecting pricing and generic substitutes. In the United States, the growth of managed care organizations, such as health maintenance organizations and pharmaceutical benefit management companies, has resulted in increased competitive pressures. The continued growth of generic substitutes is further promoted by legislation, regulation and various incentives enacted and promulgated in both the public and private sectors.

            PREMARIN, one of the Company's conjugated estrogens products manufactured from pregnant mare's urine and which has not had patent protection for many years, is the leader in its category and contributes significantly to sales and results of operations. PREMARIN's principal uses are to manage the symptoms of menopause and to prevent osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and some of these products also have an approved indication for the prevention of osteoporosis. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN under many state laws and third-party insurance payer plans. In May 1997, the U.S. Food and Drug Administration ("FDA") announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to competition from either synthetic or natural conjugated estrogens products in the future. At least one other company has announced that it is in the process of developing a generic version of PREMARIN from the same natural source, and the Company currently cannot predict the timing or outcome of these or any other efforts.

            Health care costs will continue to be the subject of attention in both the public and private sectors in the United States. Similarly, health care spending, including pharmaceutical pricing, is subject to increasing governmental review in international markets. While the Company cannot predict the impact that any future health care initiatives may have on the Company's worldwide results of operations, the Company believes that the pharmaceutical industry will continue to play a very positive role in helping to contain global health care costs through the development of innovative products.

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

            The growth of generic and store brands continued to impact some of the Company's consumer health care branded product line categories in 1999 and is expected to continue during 2000.

            AGRICULTURAL PRODUCTS

            The Company operates in the highly competitive agrochemical industry. The agricultural products business has over 40 competitors worldwide and ranks in the top 10 based on net sales. Among these companies, the top 10 competitors are multinational, representing over 85% of the sales in the agrochemical market. Competitive factors include product efficacy, distribution channels and resource availability for development of new products and improvement of existing ones. There can also be generic competition when products are no longer patent protected. Additionally, the
                                      I-6
            rapid acceptance of genetically modified seed has generated competition from agricultural products not traditionally used on crops grown from conventional seed. This had an adverse effect on the results of operations of the agricultural products segment for the year ended 1999 and is expected to continue to have an adverse effect in subsequent periods. In addition, depressed agricultural commodity prices had an adverse effect and are expected to continue to have an adverse effect on farmer demand for premium crop protection products.

            On March 21, 2000, the Company announced that it signed a definitive agreement with BASF for the sale of the Cyanamid Agricultural Products business. (See Item 1. Business, General.)

            GENERAL

            In all business segments, advertising and promotional expenditures are significant costs to the Company and are necessary to effectively communicate information concerning the Company's products to health professionals, the trade and consumers.

            Research and Development

            Worldwide research and development activities are focused on developing and bringing to market new products to treat and/or prevent some of the most serious health care and agricultural problems. Research and development expenditures totaled approximately $1.740 billion in 1999, $1.655 billion in 1998, and $1.558 billion in 1997 with approximately 87%, 84% and 80% of these expenditures in the pharmaceutical area in 1999, 1998 and 1997, respectively.

            The Company currently has nine New Drug Applications and 22 Supplemental Drug Applications filed with the FDA for review, and 128 active Investigational New Drug Applications and two Biologics License Applications pending. During 1999, several major collaborative research and development arrangements were continued with other pharmaceutical and biotechnology companies.
            Additionally, the animal health business has 64 Veterinary Biologics License Applications awaiting approval by the U.S. Department of Agriculture ("USDA"), and the agricultural products business has 25 applications and the animal health business has one application for new products and/or expanded use of existing products awaiting approval by the U.S. Environmental Protection Agency ("EPA").

            In 1999, FDA approval was granted for SONATA, a first in a new class of non-benzodiazepine chemical compounds for the treatment of insomnia in adults, and RAPAMUNE Oral Solution, the first in a new class of immunosuppressive agents developed for the prevention of organ rejection in kidney transplant patients. EFFEXOR XR, approved for the treatment of depression in 1997, was approved in 1999 for a new indication, generalized anxiety disorder (GAD).
            Also during 1999, the Company received marketing approval for MENINGITEC by the United Kingdom ("U.K.") Medicines Control Agency for the world's first conjugate vaccine against meningococcal Group C disease, one of the primary causes of meningitis and septicemia in children in the U.K. and other countries of the world. Additionally, in 1999, the European Medicines Evaluation Agency issued marketing authorization for REFACTO, the Company's albumin-free formulated recombinant factor VIII product for the treatment of hemophilia A, which received FDA approval in March 2000. In 1999, the Company also received EPA approval for BACKDRAFT and EXTREME herbicides that are combinations of glyphosate and
                                      I-7

            Cyanamid's imidazolinones for use on soybeans, and HABITAT herbicide, a wildlife habitat management product.

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

            The manufacture and sale of pesticides in the U.S. are regulated by the EPA. No new pesticide and no existing pesticide for a new use may be manufactured, processed or used in the United States without prior notice to or approval from, the EPA. Outside the United States, agricultural chemicals are regulated by various agencies, often by standards which differ from those in the United States.

            Environmental

            Certain of the Company's operations are affected by a variety of federal, state and local environmental protection laws and regulations and the Company has, in a number of instances, been notified of its potential responsibility relating to the generation, storage, treatment and disposal of hazardous waste. In addition, the Company has been advised that it may be a responsible party in several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation and Liability
            Act ("CERCLA"), commonly known as Superfund. (See Item 3. Legal Proceedings.) In connection with the spin-off in 1993 by American Cyanamid Company ("Cyanamid") of Cytec Industries Inc. ("Cytec"), Cyanamid's former chemicals business, Cytec assumed the environmental liabilities relating to the chemicals businesses, except for the former chemical business site at Bound Brook, New Jersey, and certain sites for which there is shared responsibility between Cyanamid and Cytec. This assumption is not binding on third parties, and if Cytec were unable to satisfy these liabilities, they would, in the absence of other circumstances, be enforceable against Cyanamid. The Company has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

            Additional information on environmental matters is set forth in Notes 5 and 10 of the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

            Employees

            At the end of 1999, the Company had 51,656 employees worldwide, with 27,261 employed in the United States including Puerto Rico. Approximately 26% of worldwide employees are represented by various collective bargaining groups. Relations with most organized labor groups remain relatively stable.

            Financial Information about the Company's Domestic and Foreign Operations

            Financial information about U.S. and international operations for the three years ended December 31, 1999 is set forth in Note 11 of the Notes to Consolidated Financial Statements in the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

            The Company's operations outside the United States are conducted primarily through subsidiaries. International sales in 1999 amounted to 43% of the Company's total worldwide net sales.

            The Company's international businesses are subject to risks of currency fluctuations, governmental actions and other governmental proceedings which are inherent in conducting business outside of the United States. The Company does not regard these factors as deterrents to maintaining or expanding its non-U.S. operations. Additional information about international operations is set forth under the caption "Liquidity, Financial Condition and Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.     PROPERTIES

            The Company's corporate headquarters and the headquarters of its domestic consumer health care business are located in Madison, New Jersey. The Company's domestic and international human ethical pharmaceutical operations and its international consumer health care business are headquartered in Radnor and St. Davids, Pennsylvania. The Company's animal health business is headquartered in Overland Park, Kansas. The agricultural products business maintains its headquarters in Parsippany, New Jersey. The Company's foreign subsidiaries and affiliates, which generally own their properties, have manufacturing facilities in 23 countries outside the United States.

            The properties listed below are the principal manufacturing plants
            (M) and research laboratories (R) of the Company as of December 31, 1999, listed in alphabetical order by state or country. All of these properties are owned except certain facilities in Cambridge, Massachusetts, Cherry Hill, New Jersey, Guayama, Puerto Rico and Suzhou, China which are under lease. The Company also owns or leases a number of other smaller properties worldwide which are used for manufacturing, research, warehousing and office space.

            Pharmaceuticals and Consumer Health Care:

               United  States:
               Charles City, Iowa (M)
               Fort Dodge, Iowa (M, R)
               Andover, Massachusetts (M, R)
               Cambridge, Massachusetts (R)
               Cherry Hill, New Jersey (M, R)
               Princeton, New Jersey (R)
               Chazy, New York (R)
               Pearl River, New York (M, R)
               Rouses Point, New York (M, R)
               Sanford, North Carolina (M)
               Marietta, Pennsylvania (M, R)
               Radnor, Pennsylvania (R)
               West Chester, Pennsylvania (M)
               Carolina, Puerto Rico (M)
               Guayama, Puerto Rico (M)
               Richmond, Virginia (M, R)

               International:
               St. Laurent, Canada (M, R)
               Suzhou, China (M)
               Havant, England (M, R)
               Askeaton, Ireland (M, R)
               Newbridge, Ireland (M)
               Catania, Italy (M, R)
               Weesp, Netherlands (M)
               Cabuyao, Philippines (M)
               Gerona, Spain (M, R)
               Hsin-Chu Hsien, Taiwan (M)

            All of the above facilities are exclusively pharmaceuticals facilities except for Pearl River, New York, Rouses Point, New York, Guayama, Puerto Rico, Richmond, Virginia, St. Laurent, Canada, Suzhou, China, Havant, England, Newbridge, Ireland and Hsin-Chu Hsien, Taiwan which are both pharmaceuticals and consumer health care facilities.

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

            On September 15, 1997, the Company's Wyeth-Ayerst Laboratories division, the manufacturer of PONDIMIN (fenfluramine) and the distributor of REDUX (dexfenfluramine), announced a voluntary and immediate withdrawal of these antiobesity products. The Company took this action on the basis of new, preliminary information provided to the Company on September 12, 1997 by the FDA regarding heart valve abnormalities in patients using these products. The Company estimates that approximately 6 million people used these products in the United States.

            On October 7, 1999, the Company announced a comprehensive, national settlement to resolve litigation brought against the Company regarding the use of REDUX or PONDIMIN. This nationwide, class action settlement is open to all REDUX or PONDIMIN users in the United States, regardless of whether they have lawsuits pending, and offers a range of benefits depending on a participant's particular circumstances, including a refund program for the cost of the drugs; medical screening; additional medical services or cash payments; and compensation in the event of serious heart valve problems. The settlement terms are reflected in a settlement agreement executed on November 19, 1999 (In Re Diet Drugs Products Liability Litigation, MDL No. 1203; Brown, et al. v. American Home Products Corporation, No. 99-20593). The settlement covers all claims arising out of the use of REDUX or PONDIMIN except for claims of Primary Pulmonary Hypertension ("PPH"). The settlement provides opportunities during three different time periods for claimants to opt out of the settlement. Under certain circumstances, the Company will receive credits for future settlement payments to claimants who opt out of the settlement. The Company may terminate the settlement at its discretion based on the number of initial opt outs. The initial opt out period ends March 30, 2000. The settlement states that it shall not be construed to be an admission or evidence of any liability or wrongdoing whatsoever by the Company or the truth of any of the claims alleged.

            On November 23, 1999, U.S. District Judge Louis C. Bechtle, the judge overseeing the federal MDL litigation in Philadelphia, granted preliminary approval of the settlement and directed that notice of the settlement terms be provided to class members. The notice program began in December 1999. Judge Bechtle has scheduled a fairness hearing to take place in Philadelphia beginning on May 1, 2000.

            Payments by the Company into the settlement funds will continue for approximately 16 years after final judicial approval, if needed, to provide settlement benefits to members of the class. Payments to the settlement funds in 1999 were $75 million with approximately $1.78 billion to be paid over approximately the next two years (approximately $1.0 billion of which is subject to final judicial approval). A charge of $4.75 billion has been recorded to provide for expected payments to the settlement funds, other judgments and settlements (including claims for PPH and opt outs), and future legal costs, net of available insurance.

            As of March 27, 2000, the Company has been served or is aware that it has been named as a defendant in 9,456 lawsuits as the manufacturer of PONDIMIN and/or the distributor of REDUX. These lawsuits have been filed on behalf of individuals who claim to have been injured as a result of their use of PONDIMIN and/or REDUX, either individually or in combination with the prescription drug phentermine (which the Company does not manufacture, distribute or market). The lawsuits also often name as defendants other distributors and/or retailers of PONDIMIN and/or REDUX, the manufacturers, distributors and/or retailers of phentermine, and physicians or other health care providers. The Company anticipates that it will be named as a defendant in an unknown number of additional PONDIMIN and/or REDUX lawsuits in the future.

            Of the 9,456 lawsuits naming the Company as a defendant, 114 are actions that seek certification of a class, some on a national and others on a statewide basis. Of these 114 lawsuits, 47 are pending in various federal district courts and 67 are pending in various state courts. A number of the actions brought in state courts have been removed to federal courts. Individual plaintiffs have filed the remaining lawsuits: 1,725 such lawsuits are pending in various federal district courts and 7,617 such lawsuits are pending in various state courts. The 9,456 lawsuits contain a total of 18,550 plaintiffs (not including spouse or consortium claims). On December 10, 1997, the federal Judicial Panel on Multidistrict Litigation transferred all pending federal lawsuits alleging injuries from the use of REDUX and/or PONDIMIN to the U.S. District Court for the Eastern District of Pennsylvania, where they have been coordinated for all pretrial purposes. The state cases are pending in 51 different states or jurisdictions, with the bulk of the cases in Alabama, California, Florida, Nevada, New Jersey, New York, Pennsylvania, Texas and Utah.

            Plaintiffs' allegations of liability are based on various theories of recovery, including, but not limited to, product liability, strict liability, negligence, various breaches of warranty, conspiracy, fraud, misrepresentation and deceit. These lawsuits typically allege that the short or long-term use of PONDIMIN and/or REDUX, independently or in combination (including the combination of PONDIMIN and phentermine popularly known as "fen/phen"), causes, among other things, PPH, valvular heart disease and/or neurological dysfunctions. In addition, some lawsuits allege severe emotional distress caused by the knowledge that ingestion of these drugs, independently or in combination, could cause such injuries. Plaintiffs typically seek relief in the form of monetary damages (including general damages, medical care and monitoring expenses, loss of earnings and earnings capacity, compensatory damages and punitive damages), generally in unspecified amounts, on behalf of the individual or the class. In addition, some actions seeking class certification ask for certain types of purportedly equitable relief, including, but not limited to, declaratory judgments and the establishment of a research or medical surveillance program.

            Motions to certify a class of state residents who used REDUX or PONDIMIN and who are seeking medical monitoring or surveillance for possible injuries (or compensation for medical screening already performed) have been granted in Illinois (Rhyne, et al. v. AHPC, et al., Circuit Court, Chancery Division, Cook Cty., No. 98-CH-04099); Montana (Lamping, et al. v. American Home Products, Inc., et al., Fourth Judicial District Court, Missoula Cty., No. DV-97-85786);
            New Jersey (Vadino, et al. v. AHPC, et al., Superior Court, Middlesex Cty., No. MID-L-425-98); New York (In re: New York Diet Drug Litigation; Cunningham, et al. v. American Home Products Corporation, et al., Sup. Ct., New York Cty., Nos. 70000/98, 401962/98); Pennsylvania (In re: Pennsylvania Diet Drugs Litigation, Court of Common Pleas, Philadelphia Cty., No. 9709-3162); Texas (Earthman, et al. v. AHPC, District Court, Montgomery Cty., No. 97-10-03790-CV); Washington (St. John, et al. v. AHPC, et al., Superior Court, Spokane Cty., No. 97-2-06368-4); and West Virginia (Burch, et al. v. AHPC, et al., Circuit Court, Brooke Cty., No. 97-C-204 (1-11)). In Kentucky, one court has certified a medical monitoring class for all Kentucky residents who were patients of a particular Kentucky weight loss clinic (Guard, et al. v. A.H. Robins Co., Inc., et al., Boone Circuit Court, No. 98-CI-795) and another has certified, on an ex parte basis, a statewide medical monitoring class (Feltner, et al. v. AHPC, et al., Leslie Circuit Court, No. 99-CI-00127), notwithstanding a recent opinion by a third court that a medical monitoring cause of action does not exist under Kentucky law (Wood, et al. v. AHPC, et al., Jefferson Circuit Court, No. 97-CI-5873, June 23, 1999). On August 26, 1999, Judge Bechtle granted conditional class certification of an MDL medical monitoring class comprising individuals who used either of the diet drugs for 30 days or more and who (a) do not have a present lawsuit alleging personal injury, (b) do not live in one of the states where a statewide medical monitoring class has already been certified, and (c) are not asymptomatic residents of states which require actual injury to pursue a medical monitoring claim. (Jeffers, et al. v. American Home Products Corporation, No. 98-20626, U.S.D.C., E.D. Pa.).

            Claims for medical monitoring have also been dismissed or denied class certification in several states. In Florida, the trial court dismissed plaintiffs' claims for medical monitoring on the grounds that no such cause of action exists under Florida law (Petito, et al. v. A.H. Robins Company, Inc., et al., Circuit Court, Dade Cty., No. 97-26031 CA 21), although that decision was recently reversed by an intermediate appellate court and the Company is now seeking review by the Florida Supreme Court. The New Mexico District Court has dismissed a proposed statewide medical monitoring class action lawsuit in that state on the grounds that there is no cause of action for medical monitoring under New Mexico law without physical injury (Sandoval, et al. v. Wyeth-Ayerst Laboratories Division of American Home Products Corporation, No. D0101-CV-9802295, First Jud. Dist., Santa Fe Cty., NM). In California, the court overseeing the California diet drug litigation has denied class certification in the proposed California medical monitoring action on the grounds that common issues do not predominate over the many individual issues (In re: Diet Drug Cases, No. JCCP 004032, Dep't SE D, Super. Ct., CA). In Arkansas, a proposed class seeking damages for personal injuries as well as monitoring was denied certification because of the myriad individual medical and legal issues presented by the plaintiffs' claims (Baker, et al. v. Wyeth-Ayerst Laboratories Division, a Division of American Home Products Corporation, et al., Circuit Court, Washington Cty., No. CIV 97-1192). That decision has been affirmed by the Arkansas Supreme Court. Class certification has also been denied in Iowa (Luce, et al. v. Gate Pharmaceuticals, et al., No. CE 35476, Dist. Ct., Polk Cty.). In Iowa, the court found that a cause of action for medical monitoring existed under Iowa law, but only where the exposure to the harmful substance is probable and the injury is latent. The court denied certification of the medical monitoring class on the ground that there was no evidence that the injuries alleged by the diet drug plaintiffs were latent.

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

            In New Jersey, trial of the statewide medical monitoring class action which had begun on August 11, 1999 (Vadino, et al. v. AHPC, et al., Superior Court, Middlesex Cty., No. MID-L-425-98) has been stayed pending finalization of the national settlement.

            On December 22, 1999, a jury in Fayette, Mississippi hearing the claims of five plaintiffs in the case of Washington v. AHPC returned a verdict of $150 million in compensatory damages. Prior to the jury's deliberation on plaintiffs' claims for punitive damages, the Company and plaintiffs' counsel reached an agreement to settle the cases of these five plaintiffs and virtually all of the diet drug cases then pending in state court in Mississippi for an undisclosed amount. The Mississippi court thereupon entered judgment for the Company notwithstanding the verdict on compensatory damages and directed a verdict in the Company's favor on punitive damages.

            The Company is also named as a defendant in two shareholder lawsuits arising out of the REDUX and PONDIMIN withdrawal. Oran, et al. v. Stafford, et al. (No. 97-CV-4513 (NHP), U.S.D.C., D.N.J.) is a securities fraud putative class action in which plaintiffs allege, on behalf of a class of individuals who purchased shares of AHPC stock on the open market during the period from March 1, 1997 through September 16, 1997, that the Company (and nine officers and directors named as controlling persons under Section 20(a) of the Securities Exchange Act of 1934) engaged in a plan to defraud the market and purchasers of AHPC stock in violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5 by failing to disclose material facts or making material misstatements of fact regarding alleged adverse events associated with REDUX and PONDIMIN, in particular the alleged association between those two products and valvular heart disease. Plaintiffs' amended complaint also includes claims for negligent misrepresentation and common law fraud and deceit. Plaintiffs seek compensatory damages for themselves and for the class. On February 5, 1999, the Oran case was dismissed with prejudice by the U.S. District Court for the District of New Jersey. Plaintiffs have appealed the decision to the U.S. Court of Appeals for the Third Circuit. Grill v. Stafford, et al., (No. MRS-L-164-98, N.J. Sup. Ct., Morris Cty.) is a shareholder derivative action filed against the Company, the directors and certain officers which seeks to recover any losses or damages sustained by the Company as a result of alleged intentional, reckless or negligent breaches of fiduciary duty by the directors and officers. The complaint alleges that the directors and officers were aware of the propensity of REDUX and/or PONDIMIN to cause serious heart valve damage and failed to disclose that fact, exposing the Company to liability for personal injury lawsuits and securities claims. The Grill action has been stayed pending the outcome of the Oran appeal.

            The Company believes that it has meritorious defenses to these actions and that it has acted properly at all times in dealing with REDUX and PONDIMIN matters. The Company intends to defend all of the remaining REDUX and PONDIMIN litigation vigorously.

            At December 31, 1999, there were 3,697 lawsuits, filed on behalf of 41,124 plaintiffs, against the Company or its Wyeth-Ayerst Laboratories division alleging injuries as a result of use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel. The majority of the NORPLANT SYSTEM lawsuits, representing approximately 3/4 of the plaintiffs, have been filed in federal courts and have been consolidated before Judge Richard Schell in the U.S. District Court for the Eastern District of Texas. The remainder of the lawsuits are pending in state courts.

            In September 1999, the Company announced that it had reached an agreement with plaintiffs' counsel, representing virtually all of the plaintiffs with lawsuits pending against the Company, to settle the NORPLANT SYSTEM lawsuits for $1,500 per claimant. That settlement proposal has been communicated by plaintiffs' attorneys to their clients with a recommendation that they accept the offer. The agreement to recommend settlement will not cover plaintiffs who allege that they experienced either idiopathic intracranial hypertension or stroke. The cost of the settlement is anticipated to be approximately $50 million. As of March 27, 2000, releases had been received from 30,105 plaintiffs pursuant to the settlement program. The Company anticipates that its insurance coverage will be sufficient to cover the cost of the settlement and any remaining NORPLANT SYSTEM litigation. The Company will continue to contest any remaining NORPLANT SYSTEM litigation vigorously.

            Two putative personal injury class actions have been filed in Louisiana in connection with the Company's voluntary market withdrawal of DURACT, its non-narcotic analgesic pain reliever. Chimento, et al. v. Wyeth-Ayerst Laboratories Company, et al., filed in the District Court of Louisiana for the Parish of St. Bernard, and Martin, et al. v. Wyeth-Ayerst Laboratories, et al., filed in the District Court of Louisiana for Orleans Parish, each seek the certification of a class of Louisiana residents who were exposed to and who suffered injury from DURACT. Plaintiffs in both cases seek compensatory and punitive damages, the refund of all purchase costs, and the creation of a court-supervised medical monitoring program for the diagnosis and treatment of liver damage and related conditions allegedly caused by DURACT. A putative nationwide class action, McGloin v. Wyeth-Ayerst Laboratories Division of American Home Products Corporation, filed in the U.S. District Court for the Northern District of California (No. C-98-2596-CW), has been dismissed. Additionally, there are 25 individual lawsuits involving 37 former DURACT users. They allege myriad injuries, from gastrointestinal upset and distress to liver transplant and death. The Company intends to defend the DURACT litigation vigorously.

            The Company has been named as a defendant in ten lawsuits in which plaintiffs purport to represent a statewide class of health care workers who have been injured by needle and syringe devices manufactured by the Company's former Sherwood-Davis & Geck ("Sherwood") subsidiary. The complaints have been filed in Alabama, California, Florida, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Texas and South Carolina and contain virtually identical allegations. The cases that had been pending in California, Florida, Ohio and New Jersey have been dismissed as to Sherwood. Six cases remain pending. (Daniels v. AHPC, et al., No.2757-G, Circ. Ct., Montgomery Cty., AL; Benner v. Becton Dickinson and Co., et al., No. 99 Civ. 4785 (JGK) U.S.D.C.,
            S.D.N.Y; Palmer v. AHPC, et al., No. CJ-98-685, Dist. Ct., Sequoyah Cty., OK; Brown v. AHPC, et al., No. 03474, Ct. Comm. Pleas, Philadelphia Cty., PA; Calvin v. AHPC, et al., No. 342-173329-98, Dist. Ct., Tarrant Cty., TX; Bales v. AHPC, et al., No. 98-CP-40-4343, Ct. Comm. Pleas, Richland Cty., SC). Each lawsuit names AHPC, Becton Dickinson and Company ("BD"), Sherwood's largest competitor, and Tyco International (U.S.) Inc. ("Tyco"), Sherwood's current corporate owner, as well as several distributors of medical devices. The complaints allege that the needle and syringe devices designed and manufactured by Sherwood are defective in that they expose health care workers to the risk of accidental needlesticks and the resultant possibility of acquiring blood-borne diseases. Each named plaintiff seeks to represent a statewide class of health care workers who have sustained a "contaminated" needlestick; reported the incident to their employer and tested negative for a blood-borne disease. The complaints seek recovery for the costs of treating the needlesticks. The Company is being defended and indemnified in each of these cases by Tyco with respect to injuries alleged to have occurred after February 27, 1998, the date of the closing of the sale of Sherwood to Tyco. The Company remains responsible for injuries occurring prior to that date and is defending and indemnifying Tyco for those injuries. On January 13, 2000, the court in the Calvin matter conditionally certified a class. The class consists of all Texas health care workers who, between April 9, 1998 and January 13, 2000, were stuck with a Sherwood or BD standard (non-safety) needle or blood collection device, after the needle was withdrawn from a patient, and who reported the needlestick. Health care workers who were stuck with a needle used on a patient who was infected by a blood-borne pathogen are specifically excluded from the class. The defendants have appealed the class certification order to the Texas Supreme Court. Discovery in the remaining cases remains dormant pending resolution of the Texas appeal. The Company will defend the needlestick litigation vigorously.

            A purported class action has been filed in the Pennsylvania Court of Common Pleas, Delaware County, on behalf of a proposed class consisting of all persons in the Commonwealth of Pennsylvania who have been administered and who paid for, in whole or in part, the Company's ROTASHIELD vaccine. (Lennon, et al. v. Wyeth-Ayerst Laboratories, et al., No. 99-13101). The complaint alleges, inter alia, breach of contract, breach of warranty, unjust enrichment and violation of the Pennsylvania Unfair Trade Practices Act and seeks minimum damages of $100 per class member plus treble damages and attorneys' fees. The Company intends to defend the case vigorously.

            On July 7, 1997, plaintiffs were awarded $44 million in compensatory damages and $1 million in punitive damages in an action which was commenced in U.S. District Court in August 1993 (University of Colorado et al. v. American Cyanamid Company, Docket No. 93-K-1657, D.Col.). The plaintiffs had accused Cyanamid of misappropriating the invention of, and patenting as its own, the formula for the current MATERNA Multi-Vitamins. The complaint also contained allegations of conversion, fraud, misappropriation, wrongful naming of inventor, and copyright and patent infringement. The patent, whose ownership and inventorship is in dispute, was granted to Cyanamid in 1984. The Court had previously granted Cyanamid's summary judgment motions dismissing all counts for relief except for unjust enrichment and fraud, which were the issues tried before the court in a three-week bench trial in May 1996. Although the plaintiffs had earlier been granted summary judgment of their copyright infringement claim, the court declined to award plaintiffs damages on that claim. Plaintiffs' post-trial motions seeking to increase the damages to approximately $111 million (allegedly representing Cyanamid's gross profit for 1982-1985 from the sale of the reformulated MATERNA product) and to recover approximately $800,000 of attorneys fees was denied. In
            November 1999, the Court of Appeals affirmed in part and vacated in part the District Court's judgment, and remanded this case to the District Court for further proceedings. Under this ruling, the $45 million judgment against the Company was vacated.

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

            Subsequently, numerous other cases, many of which were purported class actions brought on behalf of retail pharmacies and retail drug and grocery chains, were filed in various federal courts against the Company as well as other pharmaceutical manufacturers and wholesalers. These cases made one or more similar allegations of violations of federal or state antitrust or unfair competition laws. In addition, a mail order pharmacy plaintiff alleged that it was forced out of business and certain plaintiffs also alleged that the defendants' patents covering brand name prescription drugs give the defendants power to enter into exclusionary arrangements with certain managed care customers and sought compulsory patent licenses. The various class actions were consolidated as a single class action (the "Consolidated Class Action") which alleged violations of Section 1 of the Sherman Act. All of the federal actions have been coordinated and consolidated for pretrial purposes under the caption In re Brand Name Prescription Drugs Antitrust Litigation (MDL 997 N.D. Ill.). These federal actions sought treble damages in unspecified amounts and injunctive and other relief.

            In June 1996, the court in the federal actions approved an amended settlement among certain defendants, including the Company, and the Consolidated Class Action plaintiffs. The settlement provided, among other things, for certain payments to be made by the settling defendants, over a period of three years, to the Consolidated Class Action plaintiffs. The Company's settlement payments (including payments to be made on behalf of Cyanamid) total $42.5 million. Certain provisions of the amended settlement, which became effective on January 28, 1998 and will be in effect for three years, prohibit the settling manufacturers from refusing to grant discounts to retailers solely because of their status as retailers and require that retailers be given the opportunity to demonstrate their ability to move market share and to negotiate and earn discounts similar to any discounts offered to managed care organizations. The terms of the settlement also provide that it shall not be deemed or construed to be an admission or evidence of any violation of any statute or law or of any liability or wrongdoing by the Company or of the truth of any of the claims or allegations alleged in the Consolidated Class Action.

            In January 1999, after a trial on the merits involving manufacturers and wholesalers that had not previously settled the Consolidated Class Action case, the federal district court granted a directed verdict to the defendants in that case. The U.S. Court of Appeals for the Seventh Circuit reaffirmed the directed verdict in favor of defendants on the conspiracy allegations, except with respect to the allegation of a conspiracy relating to manufacturers' efforts to comply with government requests to limit price increases to the increase in the Consumer Price Index ("CPI"). After remand of the case, the federal district court granted summary judgment to the defendant manufacturers on the CPI issue.

            The Company has also settled the following cases brought by retailers that opted out of the Consolidated Class Action:
            Albertson's, Inc., et al. v. Abbott Labs., et al. (Docket No. 94-C-3669, S.D. Ohio); American Drug Stores, Inc. v. Abbott Labs., et al. (Docket No. 97-C-8076, N.D. Ill.); Eckerd Corp. v. Abbott Labs., et al. (Docket No. 97-C-8075, N.D. Ill.); and two groups of cases brought by retail pharmacies, one involving five complaints with multiple plaintiffs and the other involving 113 complaints with multiple plaintiffs. The Company has also settled a group of cases brought by various retail pharmacies that had opted out of the federal class action. (Marc Glassman, Inv. v. Abbott Labs. (N.D.
            Ohio)). The terms of the settlements, which are not material to the Company, provide that they shall not be deemed to be an admission of or evidence of any violation of any statute or law or of any liability or wrongdoing by the Company. The remaining individual actions in MDL 997, including those brought by Rite Aid Corporation, Revco D.S. Inc., and certain other retailers, continue to be pending against the Company.

            In 1997, the Consolidated Class Action plaintiffs also filed a complaint against the defendants that settled the Consolidated Class Action, including the Company. The class action plaintiffs allege that the settling defendants conspired to not implement the affirmative obligations in the settlement agreements which were before the Seventh Circuit Court of Appeals and not yet final at that time. The complaint seeks class action status and requests preliminary and permanent injunctions. It does not request money damages. The request for a preliminary injunction was denied.

            In addition to the federal actions, similar litigation on behalf of consumers or retail pharmacies has been brought in various state courts, including purported class actions in Alabama, Arizona, California, Colorado, District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, Washington, West Virginia and Wisconsin. The Company and other defendants have settled the actions in Arizona, California, District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New York, North Carolina, Tennessee and Wisconsin. The Company and other defendants have also settled a purported class action with similar allegations under state antitrust, unfair competition and unitary pricing laws in Wisconsin state court on behalf of retail pharmacies located in that state. The actions in Colorado and Washington were dismissed on pre-trial motions. In Alabama, the Supreme Court held that Alabama state antitrust law did not apply to primarily interstate agreements. The defendants have moved to dismiss all of the claims filed under Alabama antitrust law.

            The cases currently remaining against the Company in the brand name prescription drugs litigation are: a second consumer case filed in Tennessee and the consumer cases in New Mexico, North Dakota, South Dakota and West Virginia; a California case involving certain retail pharmacies; a Mississippi case on behalf of two pharmacies; and cases brought by the Rite Aid Pharmacy chain and certain other pharmacies.

            Additionally, the FTC has been investigating allegations of concerted action in the pricing of pharmaceutical products and the Company has provided information in response to a subpoena.

            In an action commenced in state court in Texas in January 1997 by Avatex Corporation (formerly FoxMeyer Health Corporation) against McKesson Corp., the Company's Wyeth-Ayerst Laboratories Division and eleven other manufacturers, which was removed to U.S. District
            Court of the Northern District of Texas (Civil Action No. 3:99-CV-0010-L) and referred to U.S. Bankruptcy Court in Dallas, Texas (Adv. No. 397-3052, U.S.B.C., N.D. Tex.), Avatex is seeking in excess of $400 million in compensatory damages alleged to have risen from an alleged conspiracy to drive Avatex's subsidiary into bankruptcy, ostensibly so that McKesson could then purchase the drug distribution operations of the subsidiary at a discounted price. Avatex has conceded that the counts alleging violation of the antitrust laws and unfair competition are property of the debtor's estate. The Bankruptcy Trustee has agreed to dismiss any claims against the Company that belong to the debtor's estate. The plaintiff's conspiracy counts were dismissed, but that dismissal has been appealed by Avatex.

            Plaintiffs in a purported class action commenced in 1997 in state court in Tennessee, Fox v. American Cyanamid Company (No. 19,996, Ch. Ct. Tenn.) alleged violations of state antitrust and consumer protection laws by Cyanamid concerning pricing practices relating to marketing programs for crop protection products. The action purported to be on behalf of indirect purchasers of Cyanamid's crop protection products in the states of Tennessee, Alabama, California, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, West Virginia, Wisconsin and the District of Columbia. An agreement to settle the case for $5.2 million was initially approved by the court but was subsequently set aside. Cyanamid is seeking to appeal the decision setting aside the settlement. Plaintiffs have filed an amended complaint on behalf of a purported class of indirect purchasers in Tennessee and Kansas only.

            A purported class action in federal court in Alabama, Lowell v. American Cyanamid Company (No. 97-581-BH-M, U.S.D.C., S.D. Ala.) alleges violations of federal antitrust laws involving pricing practices relating to marketing programs for crop protection products. This action was dismissed but the U.S. Court of Appeals for the 11th Circuit reversed the dismissal and plaintiffs then filed an amended complaint with similar allegations.

            The FTC has initiated an investigation of possible anticompetitive effects of the settlement of a patent litigation between Schering-Plough and ESI Lederle relating to ESI Lederle's generic version of Schering-Plough's long acting potassium chloride product. The Company has responded to a subpoena issued by the FTC.

            In 1999, the Brazilian Administrative Council for Economic Defense ("CADE") and other government bodies initiated investigations of Laboratories Wyeth-Whitehall Ltda. and other pharmaceutical companies concerning possible violation of Brazilian competition laws. CADE alleges that the companies 1) sought to establish uniform commercial policies regarding wholesalers and 2) refused to sell product to wholesalers that distribute generic products manufactured by certain Brazilian pharmaceutical companies. The Company is providing information to CADE and other government bodies.

            In 1999, an application from certain drug wholesalers alleging that the Company and certain other pharmaceutical manufacturers violated South Africa's competition law by using a distributor jointly owned by the manufacturers, resulted in an investigation by the Competition Tribunal in South Africa regarding this matter. The Company is cooperating with the Competition Tribunal and has provided information in this regard.

            As discussed in Item I, the Company is a party to, or otherwise involved in, legal proceedings under CERCLA and similar state laws directed at the cleanup of various sites including 57 Superfund sites, including the Cyanamid-owned Bound Brook, N.J. site. The Company's potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and, for others, the final costs of cleanup have not yet been determined. As assessments and cleanups proceed, these liabilities are reviewed periodically and are adjusted as additional information becomes available. Environmental liabilities are inherently unpredictable. The liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required and other actions by governmental agencies or private parties. The 57 Superfund sites exclude sites for which Cytec assumed full liability and agreed to indemnify Cyanamid but include certain sites for which there is shared responsibility between Cyanamid and Cytec. The Company has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

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


            None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 29, 2000


Each officer is elected to hold office until a successor is chosen or until earlier removal or resignation. None of the executive officers is related to another:

                                                               Elected to
          Name           Age    Offices and Positions            Office

John R. Stafford         62     Chairman of the Board,          December 1986
                                  President and Chief
                                  Executive Officer
                                  Chairman of
                                  Executive, Finance,
                                  Operations, Nominating
                                  and Retirement Committees

  Business Experience:          1991 to date, Chairman
                                  of the Board, President and
                                  Chief Executive Officer
                                  (President to May 1990 and
                                  from February 1994)

Robert Essner            52     Executive Vice President        September 1997
                                  Director, Member of Finance,
                                  Operations and Retirement
                                  Committees

  Business Experience:          To March 1997, President,
                                  Wyeth-Ayerst Laboratories,
                                  U.S. Pharmaceuticals Business
                                March 1997 to September 1997,
                                  President, Wyeth-Ayerst
                                  Global Pharmaceuticals
                                September 1997 to date,
                                  Executive Vice President

Joseph J. Carr           57     Senior Vice President           May 1993
                                  Member of Finance and
                                  Operations Committees

  Business Experience:          To May 1993, Group Vice
                                  President
                                May 1993 to date,
                                  Senior Vice President

                                                               Elected to
          Name           Age    Offices and Positions            Office


John R. Considine        49     Senior Vice President           February 2000
                                  - Finance
                                  Member of Finance, Operations
                                  and Retirement Committees

   Business Experience:         1992 to January 2000, Vice
                                  President - Finance
                                February 2000 to date, Senior
                                  Vice President - Finance

Louis L. Hoynes, Jr.     64     Senior Vice President and       November 1990
                                  General Counsel
                                  Member of Finance, Operations
                                  and Retirement Committees

   Business Experience:         1991 to date, Senior Vice
                                  President and General
                                  Counsel

Robert I. Levy, M.D.     62     Senior Vice President           March 1998
                                  - Science and Technology
                                  Member of Finance and
                                  Operations Committees

   Business Experience:         To March 1998, President,
                                  Wyeth-Ayerst Research
                                March 1998 to date, Senior Vice
                                  President - Science and
                                  Technology

                                                               Elected to
          Name           Age    Offices and Positions            Office

Kenneth J. Martin        46     Senior Vice President and       February 2000
                                  Chief Financial Officer
                                  Member of Finance, Operations
                                  and Retirement Committees

   Business Experience:         August 1995 To October 1996
                                  President, American Home Foods
                                November 1996 To February 1997
                                  President, International Home
                                  Foods, Inc.
                                February 1997 To March 1997
                                  Executive Vice President,
                                  Wyeth-Ayerst Pharmaceuticals
                                March 1997 To September 1998
                                  President, Whitehall-Robins
                                October 1998 To January 2000
                                  Senior Vice President
                                  and Chief Financial Officer,
                                  Wyeth-Ayerst Pharmaceuticals
                                February 2000 to date, Senior
                                  Vice President and Chief
                                  Financial Officer

William J. Murray        54     Senior Vice President           October 1995
                                  Member of Finance and
                                  Operations Committees

   Business Experience:         To January 1995, Group Vice
                                  President, American Cyanamid
                                  Company

                                January 1995 to October 1995,
                                  Vice President
                                October 1995 to date, Senior
                                  Vice President

David M. Olivier         56     Senior Vice President           January 1996
                                  Member of Finance and
                                  Operations Committees

   Business Experience:         To January 1996, President,
                                  Wyeth-Ayerst International,
                                  Inc.
                                January 1996 to date, Senior
                                  Vice President

                                                               Elected to
          Name           Age    Offices and Positions            Office

Paul J. Jones            54     Vice President and Comptroller  May 1995
                                  Member of Finance Committee

   Business Experience:         To April 1995, Senior Vice
                                  President - Finance and
                                  Administration, Wyeth-Ayerst
                                  Laboratories Division
                                May 1995 to date, Vice President
                                  and Comptroller

Rene R. Lewin            53     Vice President -                May 1994
                                  Human Resources
                                  Member of Finance and
                                  Retirement Committees

   Business Experience:         To May 1994, Executive Director
                                  Human Resources - Worldwide
                                  Pharmaceutical Division,
                                  Eli Lilly and Company
                                May 1994 to date, Vice President
                                  - Human Resources

Thomas M. Nee            60     Vice President - Taxes          May 1986
                                  Member of Finance and
                                  Retirement Committees

   Business Experience:         1991 to date, Vice President -
                                  Taxes

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

            The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. Tables showing the high and low sales price for the Common Stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as presented in Market Prices of Common Stock and Dividends on page 47 of the Company's 1999 Annual Report to Shareholders, are incorporated herein by reference.

            There were 61,995 holders of record of the Company's Common Stock as of March 15, 2000.

ITEM 6.     SELECTED FINANCIAL DATA

            The data with respect to the last five fiscal years, appearing in the Ten-Year Selected Financial Data presented on pages 28 and 29 of the Company's 1999 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 48 through 55 of the Company's 1999 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Market Risk Disclosures as set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on page 54 of the Company's 1999 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 30 through 45 of the Company's 1999 Annual Report to Shareholders, the Report of Independent Public Accountants on page 46, and Quarterly Financial Data on page 47, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a) Information relating to the Company's directors is incorporated herein by reference to pages 2 and 3 of a definitive proxy statement filed with the Securities and Exchange Commission on March 17, 2000 ("the 2000 Proxy Statement").

     (b) Information relating to the Company's executive officers as of March 29, 2000 is furnished in Part I hereof under a separate unnumbered caption ("Executive Officers of the Registrant as of March 29, 2000").

     (c) Information relating to certain filing obligations of directors and executive officers of the Company under the federal securities laws set forth on page 5 of the 2000 Proxy Statement under the caption "Section 16 Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

            Information relating to executive compensation is incorporated herein by reference to pages 8 through 14 (excluding the performance graph on page 13) of the 2000 Proxy Statement. Information with respect to compensation of directors is incorporated herein by reference to pages 4 and 5 of the 2000 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            Information relating to security ownership is incorporated herein by reference to pages 6 and 7 of the 2000 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.


                                     III-1

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1.     Financial Statements

            The following Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Public Accountants, included on pages 30 through 46 of the Company's 1999 Annual Report to Shareholders, are incorporated herein by reference.

                                                                       Pages

            Consolidated Balance Sheets as of
            December 31, 1999 and 1998                                   30

            Consolidated Statements of Operations
            for the years ended December 31,
            1999, 1998 and 1997                                          31

            Consolidated Statements of Changes in
            Stockholders' Equity for the years ended
            December 31, 1999, 1998 and 1997                             32

            Consolidated Statements of Cash Flows
            for the years ended December 31, 1999,
            1998 and 1997                                                33

            Notes to Consolidated Financial Statements                   34-45

            Report of Independent Public Accountants                     46

  (a)2.     Financial Statement Schedules

            The following consolidated financial information is included in
            Part IV of this report:

                                                                       Pages
            Report of Independent Public Accountants on
            Supplemental Schedule                                        IV-8

            Schedule II - Valuation and Qualifying Accounts
            for the years ended December 31, 1999,
            1998 and 1997                                                IV-9

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

   (3.2) The Company's By-Laws are incorporated herein by reference to Exhibit 3.2 of the Company's Form 10/A dated May 4, 1998.

   (4.1) Indenture, dated as of April 10, 1992, between the Company and The Chase Manhattan Bank (successor to Chemical Bank), as Trustee, is incorporated by reference to Exhibit 2 of the Company's
            Form 8-A dated August 25, 1992 (File 1-1225).

   (4.2) Supplemental Indenture, dated October 13, 1992, between the Company and The Chase Manhattan Bank (successor to Chemical Bank), as Trustee, is incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1992 (File 1-1225).

   (4.3) Rights Agreement, dated as of October 13, 1999, by and between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent, is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-A, dated October 14, 1999.

   (4.4) Amendment to Rights Agreement, dated as of November 3, 1999, between the Company and ChaseMellon Shareholder Services L.L.C., as Rights Agent, is incorporated by reference to Exhibit 4.3 of the Company's Form 8-A/A dated November 18, 1999.

   (4.5) Certificate of Designation of Series A Junior Participating Preferred Stock of the Company is incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-A, dated October 14, 1999.

   (10.1) B Credit Agreement, dated as of September 9, 1994, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as agent for the lenders thereunder, filed as Exhibit 11(b)(3) to Amendment No. 7 to the Schedule 14D-1, dated September 22,
            1994 (File 1-1225), is incorporated herein by reference.

  (a)3.     Exhibits

   Exhibit No.                        Description

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

   (10.5) Letter, dated March 26, 1998, amending the B Credit Agreement, among the Company, AC Acquisition Holding Company, A.H. Robins Company, Incorporated, the lender parties thereto and The Chase Manhattan Bank, as Agent, dated as of September 9, 1994 and as amended is incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 1998.

   (10.6)* 1980 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended December 31, 1991 (File 1-1225).

   (10.7)* Amendment to the 1980 Stock Option Plan is incorporated by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

   (10.8)* 1985 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 1991 (File 1-1225).

   *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

  (a)3.     Exhibits

   Exhibit No.                        Description

   (10.9)* Amendment to the 1985 Stock Option Plan is incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

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

   (10.12)* Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

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

   (10.16)* 1999 Stock Incentive Plan is incorporated by reference to Appendix
            I of the Company's definitive Proxy Statement filed March 18,
            1999.

   (10.17)* Form of Stock Option Agreement (phased vesting).

   (10.18)* Form of Special Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

   (10.19)* Form of Special Stock Option Agreement (three-year vesting) is incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

   (10.20)* Amendment to Special Stock Option Agreement is incorporated by reference to Exhibit 10.30 of the Company's Form 10-K for the year ended December 31, 1996.

   *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

  (a)3.       Exhibits

   Exhibit No.                      Description

   (10.21)* Form of Stock Option Agreement(transferable options).

   (10.22)* Form of Restricted Stock Performance Award Agreement under the
            1996 Stock Incentive Plan and 1999 Stock Incentive Plan (Initial Award).

   (10.23)* Form of Restricted Stock Performance Award Agreement under the
            1996 Stock Incentive Plan and 1999 Stock Incentive Plan (Subsequent Award).

   (10.24)* Special Restricted Stock Performance Award Agreement under the
            1996 Stock Incentive Plan for William J. Murray is incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended December 31, 1998.

   (10.25)* Amendment to the Special Restricted Stock Performance Award
            Agreement under the 1996 Stock Incentive Plan for William J.
            Murray.

   (10.26)* Restricted Stock Trust Agreement under the 1993 Stock Incentive
            Plan is incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

   (10.27)* Management Incentive Plan, as amended to date.

   (10.28)* 1994 Restricted Stock Plan for Non-Employee Directors, as amended to date, is incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the year ended December 31, 1998.

   (10.29)* Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the year ended December 31, 1998.

   (10.30)* Form of Stock Option Agreement under the Stock Option Plan for
            Non-Employee Directors.

   (10.31)* Savings Plan, as amended, is incorporated by reference to Exhibit
            99 of the Company's Form S-8 Registration Statement File No. 33-50149 under the Securities and Exchange Act of 1933, filed September 1, 1993 (File 1-1225).

   *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

  (a)3.     Exhibits

   Exhibit No.                        Description

   (10.32)* Retirement Plan for Outside Directors, as amended on January 27,
            1994, is incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1993
            (File 1-2225).

   (10.33)* Directors' Deferral Plan is incorporated by reference to Exhibit
            10.37 of the Company's Form 10-K for the year ended December 31, 1996.

   (10.34)* Deferred Compensation Plan, as amended to date.

   (10.35)* Executive Retirement Plan is incorporated by reference to Exhibit
            10.2 of the Company's Form 10-Q for the quarter ended September 30, 1997.

   (10.36)* Supplemental Employee Savings Plan is incorporated by reference to
            Exhibit 10.42 of the Company's Form 10-K for the year ended December 31, 1997.

   (10.37)* Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1990 (File 1-1225).

   (10.38)* American Cyanamid Company's Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10K of American Cyanamid Company's Form 10-K for the year ended December 31, 1988 (File 1-3426).

   (10.39)* American Cyanamid Company's Supplemental Employees Retirement Plan
            Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10K of American Cyanamid Company's Form 10-K for the year ended December 31, 1989 (File 1-3426).

   (10.40)* American Cyanamid Company's ERISA Excess Retirement Plan is incorporated by reference to Exhibit 10N of American Cyanamid Company's Form 10-K for the year ended December 31, 1988 (File 1-3426).

   (10.41)* American Cyanamid Company's Excess Retirement Plan Trust
            Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10M of American Cyanamid Company's Form 10-K for the year ended December 31, 1989 (File 1-3426).

   *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

  (a)3.     Exhibits

   Exhibit No.                        Description

   (10.42)* Form of Severance Agreement entered into between the Company and the executive officers specified therein is incorporated by reference to Exhibit 10.43 of the Company's Form 10-K for the year ended December 31, 1997.

   (10.43)* Form of Severance Agreement entered into between the Company and the executive officers specified therein is incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 1998.

   (12)     Computation of Ratio of Earnings to Fixed Charges.

   (13) 1999 Annual Report to Shareholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

   (21)     Subsidiaries of the Company.

   (23) Consent of Independent Public Accountants relating to their report dated January 25, 2000, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339) and on Form S-8 (File Nos. 2-96127, 33-24068, 33-41434,
            33-53733, 33-55449, 33-45970, 33-14458, 33-50149, 33-55456,
            333-15509 and 333-76939) by reference to the Form 10-K of the Company filed for the year ended December 31, 1999.

   (27)     Financial Data Schedule.

   (99) Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

  (b)  Reports on Form 8-K

            The following Current Reports on Form 8-K were filed by the Company (each including disclosure under Items 5 and 7): October 8, 1999 and November 24, 1999 each relating to the national settlement of the diet drug litigation; October 14, 1999 relating to the adoption of a shareholder rights plan (poison pill); November 8, 1999, November 9, 1999, November 18, 1999, November 19, 1999, November 22, 1999, December 17, 1999 and February 7, 2000 each relating to the proposed merger with Warner-Lambert Company which has been terminated.

   *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To American Home Products Corporation:


      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in American Home Products Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP


New York, New York
January 25, 2000



                American Home Products Corporation and Subsidiaries
                  Schedule II - Valuation and Qualifying Accounts
                For the Years Ended December 31, 1999, 1998 and 1997
                               (Dollars in thousands)



  Column A                          Column B      Column C       Column D      Column E

                                     Balance                                    Balance
                                       at                                         at
                                    Beginning                   Deductions        End
                                    of Period     Additions       (A)          of Period

Description

Year ended 12/31/99:
Allowance for doubtful accounts        $183,069       $68,117        $52,293      $198,893
Allowance for cash discounts             39,471       249,629        247,885        41,215
Allowance for deferred tax assets       249,051        13,005        110,647       151,409

                                       $471,591      $330,751       $410,825      $391,517

Year ended 12/31/98:
Allowance for doubtful accounts        $168,425       $58,685        $44,041      $183,069
Allowance for cash discounts             28,730       236,273        225,532        39,471
Allowance for deferred tax assets       299,424        10,245         60,618       249,051

                                       $496,579      $305,203       $330,191      $471,591

Year ended 12/31/97:
Allowance for doubtful accounts        $179,980        $9,974        $21,529      $168,425
Allowance for cash discounts             24,141       226,284        221,695        28,730
Allowance for deferred tax assets       294,840        19,486         14,902       299,424

                                       $498,961      $255,744       $258,126      $496,579



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

                       AMERICAN HOME PRODUCTS CORPORATION
                                  (Registrant)

March 29, 2000                         By /S/  Kenneth J. Martin
                                               Kenneth J. Martin
                                               Senior Vice President
                                               and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signatures                    Title                      Date

Principal Executive Officer:

/S/  John R. Stafford               Chairman, President          March 29, 2000
     John R. Stafford               and Chief Executive Officer

Principal Financial Officer:

/S/  Kenneth J. Martin              Senior Vice President        March 29, 2000
     Kenneth J. Martin              and Chief Financial Officer

Principal Accounting Officer:

/S/  Paul J. Jones                  Vice President and           March 29, 2000
     Paul J. Jones                  Comptroller

Directors:

/S/  Clifford L. Alexander, Jr.     Director                     March 29, 2000
     Clifford L. Alexander, Jr.

/S/  Frank A. Bennack, Jr.          Director                     March 29, 2000
     Frank A. Bennack, Jr.

/S/  Robert Essner                  Director                     March 29, 2000
     Robert Essner

/S/  John D. Feerick                Director                     March 29, 2000
     John D. Feerick

            Signatures                    Title                      Date

/S/  John P. Mascotte               Director                     March 29, 2000
     John P. Mascotte

/S/  Mary Lake Polan, M.D., Ph.D.   Director                     March 29, 2000
     Mary Lake Polan, M.D., Ph.D.

/S/  Ivan G. Seidenberg             Director                     March 29, 2000
     Ivan G. Seidenberg

/S/  John R. Torell III             Director                     March 29, 2000
     John R. Torell III

                                INDEX TO EXHIBITS

     Exhibit No.                    Description

     (10.17)*  Form of Stock Option Agreement (phased vesting).

     (10.21)*  Form of Stock Option Agreement (transferable options).

     (10.22)* Form of Restricted Stock Performance Award Agreement under the 1996 Stock Incentive Plan and 1999 Stock Incentive Plan (Initial Award).

     (10.23)* Form of Restricted Stock Performance Award Agreement under the 1996 Stock Incentive Plan and 1999 Stock Incentive Plan (Subsequent Award).

     (10.25)* Amendment to the Special Restricted Stock Performance Award Agreement under the 1996 Stock Incentive Plan for William J. Murray.

     (10.27)*  Management Incentive Plan, as amended to date.

     (10.30)* Form of Stock Option Agreement under the Stock Option Plan for Non-Employee Directors.

     (10.34)*  Deferred Compensation Plan, as amended to date.

     (12)      Computation of Ratio of Earnings to Fixed Charges.

     (13) 1999 Annual Report to Shareholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

     (21)      Subsidiaries of the Company.

     (23) Consent of Independent Public Accountants relating to their report dated January 25, 2000, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339) and on Form S-8 (File Nos. 2-96127,
               33-24068, 33-41434, 33-53733, 33-55449, 33-45970, 33-14458,
               33-50149, 33-55456, 333-15509 and 333-76939) by reference to the Form 10-K of the Company filed for the year ended
               December 31, 1999.

     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

                             INDEX TO EXHIBITS

(Continued)


     Exhibit No.                 Description

     (27)      Financial Data Schedule.

     (99) Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.