Form 10-Q
period 2000-03-31
AMERICAN HOME PRODUCTS CORP
filed 2000-05-15
CIK 5187

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

For the quarterly period ended March 31, 2000  Commission file number 1-1225


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

                                                                 Yes X  No

The number of shares of Common Stock outstanding as of the close of business on April 28, 2000:
                                                            Number of
                   Class                                Shares Outstanding
     Common Stock, $0.33-1/3 par value                    1,304,197,776

     =====================================================================

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                  Page No.

Part I - Financial Information                                        2

     Item 1. Financial Statements:

      Consolidated Condensed Balance Sheets -
            March 31, 2000 and December 31, 1999                      3

      Consolidated Condensed Statements of Income -
            Three Months Ended March 31, 2000 and 1999                4

      Consolidated Condensed Statements of Changes in Stockholders'
            Equity - Three Months Ended March 31, 2000 and 1999       5

      Consolidated Condensed Statements of Cash Flows -
            Three Months Ended March 31, 2000 and 1999                6

      Notes to Consolidated Condensed Financial Statements          7-11

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations          12-18

Part II - Other Information                                          19

     Item 1. Legal Proceedings                                       19

     Item 6. Exhibits and Reports on Form 8-K                        20

Signature                                                            21

Exhibit Index                                                       EX-1

                         Part I - Financial Information

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by American Home Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2000 and December 31, 1999, and the results of its operations, cash flows and changes in stockholders' equity for the three months ended March 31, 2000 and 1999. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In Thousands Except Per Share Amounts)

                                            March 31,   December 31,
                                              2000           1999
                                          ------------  ------------
ASSETS
Cash and cash equivalents                   $2,143,239    $1,892,715
Marketable securities                          561,402       520,587
Accounts receivable less allowances          2,245,381     2,389,863
Inventories:
  Finished goods                               781,227       753,831
  Work in progress                             522,599       471,327
  Materials and supplies                       410,953       382,802
                                          ------------  ------------
                                             1,714,779     1,607,960
Other current assets including deferred
  taxes                                      1,885,091     1,781,307
Net Assets - Discontinued business held
  for sale                                   4,257,000     4,192,346
                                          ------------  ------------
  Total Current Assets                      12,806,892    12,384,778

Property, plant and equipment                6,681,722     6,392,948
  Less accumulated depreciation              2,380,413     2,274,771
                                          ------------  ------------
                                             4,301,309     4,118,177
Goodwill and other intangibles, net of
  accumulated amortization                   4,783,583     4,823,309
Other assets including deferred taxes        1,588,641     1,797,492
                                          ------------  ------------
  Total Assets                             $23,480,425   $23,123,756
                                          ============  ============
LIABILITIES
Loans payable                                 $859,840    $1,880,816
Trade accounts payable                         611,848       562,679
Accrued expenses                             4,141,528     3,809,525
Accrued federal and foreign taxes            1,511,585       227,363
                                          ------------  ------------
  Total Current Liabilities                  7,124,801     6,480,383
Long-term debt                               3,634,109     3,606,423
Other noncurrent liabilities                 5,587,370     5,925,313
Postretirement benefit obligations other
  than pensions                                881,760       896,890
STOCKHOLDERS' EQUITY
$2 convertible preferred stock, par value
  $2.50 per share                                   59            61
Common stock, par value $0.33-1/3 per
  share                                        434,518       434,639
Additional paid-in capital                   3,436,442     3,392,705
Retained earnings                            2,860,777     3,000,827
Accumulated other comprehensive loss          (479,411)     (613,485)
                                          ------------  ------------
  Total Stockholders' Equity                 6,252,385     6,214,747
                                          ------------  ------------
  Total Liabilities and Stockholders'
    Equity                                 $23,480,425   $23,123,756
                                          ============  ============

The accompanying notes are an integral part of these consolidated condensed balance sheets.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In Thousands Except Per Share Amounts)

                                                          Three Months
                                                         Ended March 31,
                                                       2000          1999
                                                    -----------  -----------
Net Sales                                           $3,336,495   $2,858,049
                                                    -----------  -----------
Cost of goods sold                                     826,573      700,306
Selling, general and administrative expenses         1,213,262    1,061,202
Research and development expenses                      442,925      369,967
Interest expense, net                                   43,141       56,331
Other income, net                                      (52,401)     (80,055)
Termination fee, net of related expenses            (1,709,380)        -
                                                    ----------   ----------
Income from continuing operations before
  federal and foreign taxes                          2,572,375      750,298
Provision for federal and foreign taxes                826,366      212,158
                                                    ----------   ----------
Income from continuing operations                    1,746,009      538,140
                                                    ----------   ----------
Discontinued Operations:
 Income from operations of discontinued
  agricultural products business (net of
  federal and foreign taxes of $57,289
  and $47,421 for 2000 and 1999)                       103,346      116,778

Loss on disposal of agricultural products
  business (including federal and foreign tax
  charges of $855,248)                              (1,572,993)       -
                                                    ----------   ----------
Income (loss) from discontinued operations          (1,469,647)     116,778
                                                    ----------   ----------
Net income                                            $276,362     $654,918
                                                    ==========   ==========

Basic Earnings Per Share from Continuing Operations      $1.34        $0.41
Basic Earnings (Loss) Per Share from Discontinued
  Operations                                             (1.13)        0.09
                                                    ----------   ----------
Basic Earnings Per Share                                 $0.21        $0.50
                                                    ==========   ==========
Diluted Earnings Per Share from Continuing
  Operations                                             $1.32        $0.40
Diluted Earnings (Loss) Per Share from
  Discontinued Operations                                (1.11)        0.09
                                                    ----------   ----------
Diluted Earnings Per Share                               $0.21        $0.49
                                                    ==========   ==========
Dividends per share of common stock                     $0.230       $0.225
                                                    ==========   ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.



          AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
  CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In Thousands)

Three Months Ended March 31, 2000:
                                      $2                                                       Accumulated
                                   Convertible                   Additional                      Other          Total
                                    Preferred       Common        Paid-in       Retained      Comprehensive  Stockholders'
                                      Stock          Stock        Capital       Earnings          Loss          Equity
                                  ------------   ------------   ------------  ------------    ------------   ------------

Balance at January 1, 2000                $61       $434,639     $3,392,705    $3,000,827       ($613,485)    $6,214,747

Net income                                                                        276,362                        276,362
Currency translation
  adjustments                                                                                     119,388        119,388
Unrealized gain on marketable
  securities                                                                                       14,686         14,686
                                                                                                             ------------
  Comprehensive income                                                                                           410,436
                                                                                                             ------------
Cash dividends declared                                                          (300,084)                      (300,084)
Treasury stock acquired                                 (817)        (5,310)     (114,232)                      (120,359)
Common stock issued                                      620         40,781                                       41,401
Conversion of preferred stock
  and other exchanges                      (2)            76          8,266        (2,096)                         6,244
                                  ------------   ------------   ------------  ------------    ------------   ------------
Balance at March 31, 2000                 $59       $434,518     $3,436,442    $2,860,777       ($479,411)    $6,252,385
                                  ============   ============   ============  ============    ============   ============

Three Months Ended March 31, 1999:

                                      $2                                                       Accumulated
                                   Convertible                   Additional                      Other          Total
                                    Preferred       Common        Paid-in       Retained      Comprehensive  Stockholders'
                                      Stock          Stock        Capital       Earnings          Loss          Equity
                                  ------------   ------------   ------------  ------------    ------------   ------------
Balance at January 1, 1999                $64       $437,466     $3,072,874    $6,432,729       ($328,337)    $9,614,796

Net income                                                                        654,918                        654,918
Currency translation
  adjustments                                                                                    (222,887)      (222,887)
Unrealized loss on marketable
  securities                                                                                          (52)           (52)
                                                                                                             ------------
  Comprehensive income                                                                                           431,979
                                                                                                             ------------
Cash dividends declared                                                          (294,943)                      (294,943)
Treasury stock acquired                               (2,511)       (32,492)     (399,688)                      (434,691)
Common stock issued                                    1,816        116,485                                      118,301
Conversion of preferred stock
  and other exchanges                      (1)           103         18,655        (4,296)                        14,461
                                  ------------   ------------   ------------  ------------    ------------   ------------
Balance at March 31, 1999                 $63       $436,874     $3,175,522    $6,388,720       ($551,276)    $9,449,903
                                  ============   ============   ============  ============    ============   ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                   Three Months Ended
                                                         March 31,
Operating Activities                                2000          1999
                                                ------------  -----------
Income from continuing operations                $1,746,009     $538,140
Adjustments to reconcile income from
continuing operations to net cash
provided from operating activities:
  Gains on sales of other assets                    (48,941)     (67,746)
  Depreciation and amortization                     142,643      137,766
  Deferred income taxes                             184,613       34,145
  Changes in working capital, net                   717,664       22,827
  Diet drug litigation payments                    (639,639)         -
  Other items, net                                   61,779       44,196
                                                ------------  -----------
Net cash provided from continuing operations      2,164,128      709,328
Net cash used for discontinued operations          (260,680)    (243,853)
                                                ------------  -----------
Net cash provided from operating activities       1,903,448      465,475
                                                ------------  -----------
Investing Activities
Purchases of property, plant and equipment         (256,462)    (154,489)
Proceeds from sales of other assets                  65,515      132,604
Proceeds from sales and maturities of
  marketable securities                             236,614       66,367
Purchases of marketable securities                 (278,632)     (78,116)
                                                ------------  -----------
Net cash used for investing activities             (232,965)     (33,634)
                                                ------------  -----------
Financing Activities
Net proceeds from/(repayments of) debt           (1,036,295)     348,086
Dividends paid                                     (300,084)    (294,943)
Exercises of stock options                           41,401      118,301
Purchases of treasury stock                        (120,359)    (434,691)
                                                ------------  -----------
Net cash used for financing activities           (1,415,337)    (263,247)
                                                ------------  -----------
Effects of exchange rates on cash balances           (4,622)     (20,304)
                                                ------------  -----------
Increase in cash and cash equivalents               250,524      148,290
Cash and cash equivalents, beginning of
  period                                          1,892,715    1,182,319
                                                ------------  -----------
Cash and cash equivalents, end of period         $2,143,239   $1,330,609
                                                ============  ===========

Supplemental Information

Interest payments                                  $161,581     $108,914
Income tax payments, net of refunds                 133,226      193,198

The accompanying notes are an integral part of these consolidated condensed financial statements.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Discontinued Operations

         In March 2000, the Company announced that it signed a definitive agreement with BASF Aktiengesellschaft (BASF) for the sale of the agricultural products business. The agricultural products business manufactures, distributes and sells crop protection and pest control products, such as herbicides, insecticides and fungicides. Under the terms of the agreement, which is subject to certain customary conditions, including regulatory approval, BASF will pay the Company $3.8 billion in cash and will assume certain debt. As a result, the Company recorded an estimated after-tax loss on the sale of this business of $1,572,993,000 or $1.19 per share-diluted and has reflected this business as a discontinued operation in the 2000 first quarter. The loss on the sale included anticipated closing costs, which were more than offset by estimated after-tax operating income of the agricultural products business of $86,035,000 from April 1, 2000 through June 30, 2000, the anticipated disposal period. The loss on the sale was due primarily to a difference in the basis of the net assets being sold for financial reporting purposes compared to that for tax purposes. This difference related, for the most part, to goodwill which is not recognized for tax purposes in the proposed sale. As a result, the transaction will generate a taxable gain, requiring the recording of a tax provision, in addition to requiring a write-off of the net assets in excess of the selling price. The Consolidated Condensed Financial Statements at December 31, 1999 and March 31, 1999 have been restated to reflect the agricultural products business as a discontinued operation. The difference between the net assets - discontinued business held for sale at March 31, 2000 and the $3.8 billion in anticipated proceeds from the sale represents seasonal assets, primarily accounts receivable, that is anticipated to convert to cash prior to the closing of this transaction. Operating results of discontinued operations were as follows:

                                                         Three Months
         (In thousands except per share amounts)        Ended March 31,
                                                    ---------------------
                                                        2000       1999
                                                    ---------- ----------
         Net Sales                                    $546,790   $584,303
                                                    ---------- ----------
         Income before federal and foreign taxes       160,635    164,199
         Provisions for federal and foreign taxes       57,289     47,421
                                                    ---------- ----------
         Income from operations of discontinued
           agricultural products business              103,346    116,778
         Loss on disposal of agricultural products
           business (including federal and
           foreign tax charges of $855,248)         (1,572,993)      -
                                                    ---------- ----------
         Income (Loss) from Discontinued
           Operations                              ($1,469,647)  $116,778
                                                    ========== ==========
         Diluted Earnings (Loss) per Share
           from Discontinued Operations                 ($1.11)     $0.09
                                                    ========== ==========

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 2.  Warner-Lambert Termination Fee

         During the 2000 first quarter, the Company and Warner-Lambert Company terminated their merger agreement. The Company recorded income of $1,709,380,000 ($1,111,097,000 after-tax or $0.84 per share-diluted)
         in income from continuing operations resulting from the receipt of a $1.8 billion termination fee provided for under the merger agreement offset, in part, by certain related expenses.

Note 3.  Contingencies and Litigation Settlement

         The Company is involved in various legal proceedings, including product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

         On April 13, 2000, the Company announced that it will proceed with the comprehensive, nationwide diet drug settlement to resolve litigation brought against the Company regarding the use of REDUX (dexfenfluramine) or PONDIMIN (fenfluramine). The comprehensive, nationwide settlement is subject to judicial approval (and resolution of appeals, if any) following a fairness hearing in the U.S. District Court for the Eastern District of Pennsylvania, which took place on May 2-11, 2000. Of the estimated 5.8 million diet drug users, approximately 200,000 individuals had registered for the settlement and approximately 45,000 opted out during the four-month initial opt-out period ended March 30, 2000. A majority of those who registered have elected the settlement's Accelerated Implementation Option, which provides for prompt benefits and resolves the claims of those class members.

         As of March 31, 2000, there was $3,992,780,000 of the REDUX and PONDIMIN litigation accrual remaining, which reflected individual settlement payments, legal fees and other items in the 2000 first quarter totaling $639,639,000. The Company believes that this accrual is adequate based upon, among other things, the assumption that the comprehensive, nationwide settlement will receive final judicial approval. However, the Company will continue to review and analyze all diet drug matters, including the number and nature of registrations within the nationwide settlement, opt-out claims and other matters.

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

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 4.  Restructuring Programs

         1999 Agricultural Products Restructuring Charge and Asset Impairments

         During the 1999 third quarter, the Company recorded a charge of $113,000,000 to provide for the restructuring of the Company's agricultural products business. The restructuring will result in the elimination of approximately 700 positions worldwide. Since the end of 1999, the Company discontinued its agricultural products business (see Note 1). Certain restructuring accruals will be assumed by BASF, which are reflected in net assets - discontinued business held for sale in the Consolidated Condensed Balance Sheets. In the 2000 first quarter, the Company continued its personnel reductions and completed the closure of one research facility. At March 31, 2000, approximately 500 positions have been eliminated under this program. Activity in the agricultural products restructuring accruals was as follows:

                                                    Other
                                     Personnel     Closure/
         (In thousands)                Costs      Exit Costs     Total
         -------------------------  -----------  -----------  -----------
         Restructuring accruals at     $69,888      $10,000      $79,888
           December 31, 1999
         Cash expenditures             (16,140)      (2,077)     (18,217)
                                    -----------  -----------  -----------
         Restructuring accruals at
           March 31, 2000              $53,748       $7,923      $61,671
                                    ===========  ===========  ===========

         1998 Restructuring Charge and Related Asset Impairments

         In December 1998, the Company recorded a special charge for restructuring and related asset impairments of $343,600,000 to recognize costs of the reorganization of its worldwide supply chains and U.S. distribution systems, and the globalization of certain business units. The restructuring will result in the reduction of 4,100 positions worldwide offset, in part, by 1,000 newly created positions in the same functions at other locations. Since the end of 1999, the Company has continued its personnel reductions and has completed the closure of the third and final distribution center. The manufacturing plants are continuing their phase-out period, and the Company will begin the disposal process in late 2000. At March 31, 2000, approximately 2,700 positions had been eliminated. The activity in the restructuring accruals was as follows:


                                                    Other
                                      Personnel    Closure/
         (In thousands)                 Costs     Exit Costs     Total
         -------------------------  -----------  -----------  -----------
         Restructuring accruals at     $54,753      $79,261     $134,014
           December 31, 1999
         Cash expenditures             (18,705)      (2,044)     (20,749)
                                    -----------  -----------  -----------
         Restructuring accruals at
           March 31, 2000              $36,048      $77,217     $113,265
                                    ===========  ===========  ===========

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 5.  Consolidation of Certain Subsidiaries

         Effective January 1, 2000, the financial results of certain pharmaceutical subsidiaries in Japan and India, which were previously included on an equity basis, were consolidated in the results of the Company due to changes in the Company's ability to exercise control over the operations of these affiliates. The consolidation of the subsidiaries resulted in higher net sales of 3%; however, it had no impact on income from continuing operations.

Note 6.  Company Data by Operating Segment

         The Company has three reportable segments: Pharmaceuticals, Consumer Health Care, and Corporate and All Other.

                                                Income from Continuing
                                               Operations before Federal
                                Net Sales         and Foreign Taxes (1)
                         ---------------------  ------------------------
                             Three Months            Three Months
(In millions)               Ended March 31,         Ended March 31,
                         ---------------------  ------------------------
Operating Segment              2000      1999       2000         1999
---------------------        --------  --------  ----------    --------
Pharmaceuticals              $2,740.6  $2,295.8      $754.2     $700.2
Consumer Health Care            595.9     562.2       126.3      123.6
                             --------  --------  ----------    --------
                              3,336.5   2,858.0       880.5      823.8
Corporate and All Other (2)        -         -      1,691.9      (73.5)
                             --------  --------  ----------    --------
Total                        $3,336.5  $2,858.0    $2,572.4     $750.3
                             ========  ========  ==========    ========


         (1) Includes goodwill amortization for 2000 and 1999 as follows:
             Pharmaceuticals - $40.2 and $38.5, and Consumer Health Care - $3.8 and $4.0, respectively.

         (2) Corporate and All Other for the 2000 first quarter included income of $1,709.4 resulting from the receipt of a $1,800.0 termination fee provided for under the merger agreement with Warner-Lambert Company offset, in part, by certain related expenses.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7.  Earnings per Share

         The following table sets forth the computations of Basic Earnings per Share and Diluted Earnings per Share:

                                                          Three Months
                                                         Ended March 31,
                                                       ------------------
         (In thousands except per share amounts)        2000           1999
         ----------------------------------------  -------------  -------------
         Income from continuing operations less
           preferred dividends                       $1,745,997     $538,127
         Income (loss) from discontinued
           operations                                (1,469,647)     116,778
                                                   -------------  -------------
         Net income less preferred dividends           $276,350     $654,905
         Denominator:
           Average number of common shares
             outstanding                              1,305,213    1,311,965
                                                   -------------  -------------
         Basic Earnings per Share from Continuing
           Operations                                     $1.34        $0.41
         Basic Earnings (Loss) per Share from
           Discontinued Operations                        (1.13)        0.09
                                                   -------------  -------------
         Basic Earnings per Share                         $0.21        $0.50
                                                   =============  =============

         Income from continuing operations           $1,746,009     $538,140
         Income (loss) from discontinued
           operations                                (1,469,647)     116,778
                                                   -------------  -------------
         Net income                                    $276,362     $654,918
         Denominator:
           Average number of common shares
             outstanding                              1,305,213    1,311,965
           Common share equivalents of outstanding
             stock options and deferred contingent
             common stock awards                         14,459       22,953
                                                   -------------  -------------
         Total shares                                 1,319,672    1,334,918
                                                   -------------  -------------
         Diluted Earnings per Share from
           Continuing Operations                          $1.32        $0.40
         Diluted Earnings (Loss) per Share from
           Discontinued Operations                        (1.11)        0.09
                                                   -------------  -------------
         Diluted Earnings per Share                       $0.21        $0.49
                                                   =============  =============

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                        Three Months Ended March 31, 2000

Results of Operations

Management's discussion and analysis of results of operations for the 2000 first quarter has been presented on an as-reported basis, except for sales variation explanations which are presented on an as-reported and pro forma basis. Effective January 1, 2000, certain pharmaceutical subsidiaries in Japan and India, which were previously included on an equity basis, were consolidated in the results of the Company. Pro forma sales results reflect the consolidation of these subsidiaries as of January 1, 1999. The consolidation of the subsidiaries had no impact on income from continuing operations.

On an as-reported basis, worldwide net sales for the 2000 first quarter were 17% higher compared with prior year levels. On a pro forma basis, worldwide net sales were 14% higher compared with prior year levels. The increase in pro forma worldwide net sales for the 2000 first quarter was due primarily to higher worldwide sales of pharmaceuticals and consumer health care products. Excluding the negative impact of foreign exchange, pro forma worldwide net sales increased 16% for the 2000 first quarter.

The following table sets forth worldwide net sales results by operating segment together with the percentage changes in "As-Reported" and "Pro Forma" worldwide net sales from the comparable period in the prior year:


                              Net Sales
                        --------------------
                             Three Months
($ in millions)             Ended March 31,
                        --------------------  As-Reported Pro Forma
Operating Segment           2000      1999    % Increase  % Increase
---------------------   ---------- ---------- ----------- ----------
Pharmaceuticals           $2,740.6   $2,295.8       19%        16%
Consumer Health Care         595.9      562.2        6%         6%
                        ---------- ---------- ----------- ----------
Total Net Sales           $3,336.5   $2,858.0       17%        14%
                        ========== ========== =========== ==========

The following sales variation explanations are presented on an as-reported and pro forma basis:

      On an as-reported basis, worldwide pharmaceutical sales increased 19% for the 2000 first quarter. On a pro forma basis, worldwide pharmaceutical sales increased 16% for the 2000 first quarter due primarily to higher sales of MENINGITEC (introduced in the United Kingdom in the 1999 fourth quarter), EFFEXOR XR (due primarily to expanded indications), ENBREL, PREMARIN products, PREVNAR (introduced in the 2000 first quarter), REFACTO (introduced in Europe in the 1999 second quarter) and ZOSYN offset, in part, by lower sales of LODINE products (due to generic competition). Excluding the negative impact of foreign exchange, pro forma worldwide pharmaceutical sales increased 18% for the 2000 first quarter.

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                        Three Months Ended March 31, 2000

      On an as-reported and pro forma basis, worldwide consumer health care sales increased 6% for the 2000 first quarter due primarily to higher sales of nutritional supplements, principally CENTRUM products and CALTRATE, as well as higher sales of ADVIL. Excluding the negative impact of foreign exchange, pro forma worldwide consumer health care sales increased 7% for the 2000 first quarter.

The following table sets forth, on a pro forma basis, the percentage changes in worldwide net sales by operating and geographic segment compared to the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

                              % Increase (Decrease)
                        Three Months Ended March 31, 2000
                     ----------------------------------------
                                         Foreign      Total
                      Volume    Price    Exchange   Net Sales
                     --------- --------- ---------  ---------
Pharmaceuticals
--------------------
U.S.                       9%        8%       -          17%
International             18%        1%      (5%)        14%
                     ----------------------------------------
Total                     13%        5%      (2%)        16%
                     ========================================

Consumer Health Care
--------------------
U.S.                       4%        1%       -           5%
International             10%        2%      (4%)         8%
                     ----------------------------------------
Total                      5%        2%      (1%)         6%
                     ========================================

Total
--------------------
U.S.                       8%        7%       -          15%
International             17%        1%      (5%)        13%
                     ----------------------------------------
Total                     12%        4%      (2%)        14%
                     ========================================

Cost of goods sold, as a percentage of net sales, increased slightly to 24.8% for the 2000 first quarter compared with 24.5% for the 1999 first quarter due primarily to an unfavorable product mix in the pharmaceuticals segment.

Selling, general and administrative expenses increased 14% for the 2000 first quarter. Higher selling, general and administrative expenses were due primarily to higher selling expenses, including increased headcount, related to recent pharmaceutical product launches and consumer health care product line expansions, pre-launch marketing costs for certain pharmaceutical products expected to be launched in the near future and direct-to-consumer promotional costs for significant established pharmaceutical products.

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                        Three Months Ended March 31, 2000


Research and development expenses increased 20% for the 2000 first quarter due primarily to higher pharmaceutical research and development expenditures as a result of payments for existing licensing agreements and costs for ongoing clinical trials.

Interest expense, net decreased 23% for the 2000 first quarter due primarily to higher interest income as a result of higher marketable securities offset, in part, by increased borrowings to finance operations and an increase in interest rates. Weighted average long-term debt outstanding during the 2000 and 1999 first quarters were $4,843.3 million and $4,190.5 million, respectively.

Other income, net decreased 35% for the 2000 first quarter due primarily to a payment for access to an Alzheimer's vaccine collaboration, unfavorable foreign exchange results and lower gains on the sales of non-strategic assets, including certain non-core product rights, offset, in part, by an insurance recovery of environmental costs and lower Year 2000 conversion costs.

During the 2000 first quarter, the Company and Warner-Lambert Company terminated their merger agreement. The Company recorded income of $1,709.4 million ($1,111.1 million after-tax or $0.84 per share - diluted) in income from continuing operations resulting from the receipt of a $1.8 billion termination fee provided for under the merger agreement offset, in part, by certain related expenses.

The following table sets forth worldwide income from continuing operations before federal and foreign taxes by operating segment together with the percentage changes from the comparable period in the prior year:

                            Income from Continuing
                            Operations before Federal
                             and Foreign Taxes (1)
                            -------------------------
                                 Three Months
($ in millions)                Ended March 31,
                            -------------------------
Operating Segment              2000         1999     % Increase
--------------------------  ----------  -----------  ----------
Pharmaceuticals                $754.2       $700.2      8%
Consumer Health Care            126.3        123.6      2%
                            ----------  -----------  ----------
                                880.5        823.8      7%
Corporate and All Other (2)   1,691.9        (73.5)     -
                            ----------  -----------  ----------
Total (3)                    $2,572.4       $750.3      -
                            ==========  ===========  ==========

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                        Three Months Ended March 31, 2000

(1) Includes goodwill amortization for 2000 and 1999 as follows: Pharmaceuticals
    - $40.2 and $38.5, and Consumer Health Care - $3.8 and $4.0, respectively.

(2) Corporate and All Other for the 2000 first quarter included income of $1,709.4 resulting from the receipt of a $1,800.0 termination fee provided for under the merger agreement with Warner-Lambert Company offset, in part, by certain related expenses. Excluding the Warner-Lambert termination fee, Corporate and All Other expenses, net decreased 76% for the 2000 first quarter.

(3) Excluding the Warner-Lambert termination fee, total income from continuing operations before federal and foreign taxes increased 15% for the 2000 first quarter.

Worldwide pharmaceutical income from continuing operations before federal and foreign taxes increased 8% for the 2000 first quarter due primarily to increased worldwide sales offset, in part, by higher selling, general and administrative expenses, higher research and development expenses, and lower other income, net. Lower gains on the sales of non-strategic assets, a payment for access to an Alzheimer's vaccine collaboration, unfavorable foreign exchange offset, in part, by lower Year 2000 conversion costs were the causes for lower other income, net.

Worldwide consumer health care income from continuing operations before taxes increased 2% for the 2000 first quarter due primarily to increased worldwide sales offset, in part, by higher selling, general and administrative expenses.

Corporate and all other expenses, net, excluding the Warner-Lambert termination fee, decreased for the 2000 first quarter due primarily to an insurance recovery of environmental costs and lower interest expense in the 2000 first quarter.

The effective tax rate of continuing operations, excluding the effect of the Warner-Lambert termination fee, decreased to 26.4% for the 2000 first quarter compared with 28.3% for the 1999 first quarter due primarily to higher research tax credits in the 2000 first quarter.

In March 2000, the Company announced that it signed a definitive agreement with BASF for the sale of the agricultural products business. Under the terms of the agreement, which is subject to certain customary conditions, including regulatory approval, BASF will pay the Company $3.8 billion in cash and will assume certain debt. As a result, the Company recorded an estimated after-tax loss on the sale of this business of $1,573.0 million or $1.19 per share-diluted and has reflected this business as a discontinued operation in the 2000 first quarter. The loss on the sale included anticipated closing costs, which were more than offset by estimated after-tax operating income of the agricultural products business of $86.0 million from April 1, 2000 through June 30, 2000, the anticipated disposal period. The loss on the sale was due primarily to a difference in the basis of the net assets being sold for financial reporting purposes compared to that for tax purposes. This difference related, for the most part, to goodwill, which is not recognized for tax purposes in the proposed sale. As a result, the transaction will generate a taxable gain, requiring the recording of a tax provision, in addition to requiring a write-off of the net assets in excess of the selling price. The agricultural products business had income and diluted earnings per share from discontinued operations of $103.3 million and $0.08 for the 2000 first quarter compared to $116.8 million and

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                        Three Months Ended March 31, 2000

$0.09 for the same period last year, respectively. Including the anticipated loss on sale, the total loss and diluted loss per share from discontinued operations were $1,469.6 million and $1.11, respectively, for the 2000 first quarter.

Net income and diluted earnings per share for the 2000 first quarter were $276.4 million and $0.21 compared to $654.9 million and $0.49, respectively, for the 1999 first quarter. Excluding the after-tax loss from discontinued operations of $1,469.6 million and $1.11, and the after-tax Warner-Lambert termination fee of $1,111.1 and $0.84, respectively, income and diluted earnings per share from continuing operations for the 2000 first quarter were $634.9 million and $0.48, an increase of 18% and 20%, respectively, compared to income from continuing operations in the 1999 first quarter. These increases were due primarily to increased worldwide sales results offset, in part, by higher research and development expenses.

Euro Currency

On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as a new common legal currency. However, the legacy currencies of the member countries are scheduled to remain legal tender as sub-denominations of the Euro between January 1, 1999 and January 1, 2002 (the transition period). Critical areas impacted by the conversion to the Euro have been identified and appropriate strategies developed, which are currently being implemented to facilitate the adoption of the Euro and to facilitate business transactions during the transition period. The costs related to the Euro conversion and transition period will not have a material adverse effect on the Company's financial position or results of operations. However, the Euro conversion may have competitive implications on the Company's pricing and marketing strategies, the total impact of which is not known at this time.

Competition

The Company operates in the highly competitive pharmaceutical, consumer health care and agrochemical industries. The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its sales or results of operations. PREMARIN, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products PREMPRO and PREMPHASE (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate), are the leaders in their categories and contribute significantly to sales and results of operations. PREMARIN's natural composition is not subject to patent protection (although PREMPRO and PREMPHASE are subject to various patents). The principal uses of PREMARIN, PREMPRO and PREMPHASE are to manage the symptoms of menopause and to prevent osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and some of these products also have an approved indication for the prevention of osteoporosis. During the past several years, other manufacturers have introduced alternative products for the treatment and/or prevention of osteoporosis. New products containing different estrogens than those found in PREMPRO and PREMPHASE and having many of the same indications have also been introduced. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the U.S. Food and Drug Administration
(FDA) announced that it would not approve certain synthetic estrogen products

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                        Three Months Ended March 31, 2000

as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future.
At least one other company has announced that it is in the process of developing a generic version of PREMARIN from the same natural source, and the Company currently cannot predict the timing or outcome of these or any other efforts.

Liquidity, Financial Condition and Capital Resources

Cash and cash equivalents increased $250.5 million in the 2000 first quarter to $2,143.2 million. Cash flows from operating activities of $1,903.4 million (which included a termination fee, net of related expenses, received from Warner-Lambert Company of $1,709.4 million, and payments related to the REDUX and PONDIMIN litigation of $639.6 million), proceeds from the sales and maturities of marketable securities of $236.6 million, proceeds from sales of other assets of $65.5 million and proceeds from the exercises of stock options of $41.4 million were used principally for net repayments of debt of $1,036.3 million, dividend payments of $300.1 million, purchases of marketable securities of $278.6 million, capital expenditures of $256.5 million and purchases of treasury stock of $120.4 million. Capital expenditures included strategic investments in manufacturing and distribution facilities worldwide and expansion of the Company's research and development facilities.

Payments of $639.6 million were made in the 2000 first quarter pertaining to the REDUX and PONDIMIN litigation. The litigation payments in the 2000 first quarter may not be indicative of payments expected in future periods.

The Company's $1.0 billion of 7.70% notes, which matured on February 15, 2000, were classified as current at December 31, 1999. In addition, $797.9 million and $841.6 million of outstanding commercial paper at March 31, 2000 and December 31, 1999, respectively, were classified as current, representing the amount of the outstanding commercial paper borrowings in excess of the Company's $2.0 billion credit facility that supports the commercial paper program. The Company used a portion of the proceeds from the $1.8 billion termination fee received as a result of the termination of the merger agreement with Warner-Lambert to payoff the $1.0 billion of 7.70% notes on February 15, 2000.

At March 31, 2000, the fair value of the Company's outstanding debt was $4,508.8 million. If interest rates were to increase or decrease by one percentage point, the fair value of the long-term debt would decrease or increase by approximately $77.6 million.

The Company has established programs to protect against adverse changes in exchange rates due to foreign currency volatility. At March 31, 2000, the fair value of the $1,213.5 million notional amount of foreign currency contracts was a net payable of $12.1 million. The foreign currency contracts consisted of

           Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                        Three Months Ended March 31, 2000

purchased foreign exchange forward contracts and put options. If the value of the U.S. dollar were to increase or decrease by 10% in relation to all hedged foreign currencies, the net payable would increase or decrease by approximately $90.6 million.

The notional amount related to the purchase of forward contracts designed to protect balance sheet exposures totaled $707.8 million. As foreign exchange rates change from period to period, the fluctuations in the fair value of the foreign exchange forward contracts are offset by fluctuations in the fair value of the underlying hedged transactions.

The notional amount related to the purchase of local currency put options designed to protect future translation exposure totaled $505.7 million, $233.4 million of which were considered speculative and were marked to market and recorded at fair value.

Year 2000

The Company successfully completed the Year 2000 rollover with no business interruptions. There has been no material change in total costs since the last estimate, and all costs have been substantially incurred at March 31, 2000. The Company has not experienced any detrimental effects of the Year 2000 rollover in the 2000 first quarter. The Company is not aware of any material problems resulting from Year 2000 issues, either with the Company's products, internal systems, or the Company's products and services of third parties. The Company will continue to monitor mission critical computer applications and those of the Company's suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Cautionary Statements for Forward Looking Information

This Form 10-Q, including management's discussion and analysis set forth above, contains certain forward-looking statements, including, among other things, statements regarding the Company's results of operations, Euro currency, competition, liquidity, financial condition and capital resources, and the comprehensive, national settlement relating to REDUX and PONDIMIN. These forward-looking statements are based on current expectations. Certain factors which could cause the Company's actual results to differ materially from expected and historical results have been identified by the Company in its other periodic reports filed with the Securities and Exchange Commission including the Company's 1999 Annual Report on Form 10-K and Exhibit 99 to such report, which exhibit is incorporated herein by reference.

                           Part II - Other Information

Item 1.  Legal Proceedings

         The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         As of May 8, 2000, the Company has been served or is aware that it has been named as a defendant in 9,871 suits as the manufacturer of PONDIMIN and/or the distributor of REDUX. Of the 9,871 lawsuits naming the Company as a defendant, 119 are actions that seek certification of a class, some on a national and others on a statewide basis. Of these 119 lawsuits, 50 are pending in various federal district courts and 69 are pending in various state courts. A number of the actions brought in state courts have been removed to federal courts. Individual plaintiffs have filed the remaining lawsuits: 1,820 such lawsuits are pending in various federal district courts and 7,932 such lawsuits are pending in various state courts. The 9,871 lawsuits contain a total of 20,381 plaintiffs (not including spouse or consortium claims).

         On April 13, 2000, the Company announced that it would proceed with its comprehensive, nationwide diet drug settlement, which is subject to judicial approval (and resolution of appeals, if any) following a fairness hearing in the United States District Court for the Eastern District of Pennsylvania, which took place on May 2-11, 2000. The Company also announced that, although a final report has not yet been submitted by the Interim Claims Administrators appointed by the Court, approximately 200,000 individuals had registered for the settlement and approximately 45,000 opted out during the 4-month opt-out period that ended on March 30, 2000. A majority of those who registered have elected the settlement's Accelerated Implementation Option, which provides for prompt benefits and resolves the claims of those class members.

         In early May 2000, the Company received a grand jury subpoena from the office of the United States Attorney for the District of Maryland seeking documents regarding the Company's adverse event reporting system and the reporting of adverse events related to REDUX and PONDIMIN. The Company is in the process of responding to the subpoena and continues to believe that its conduct with respect to the diet drugs has at all times been lawful and appropriate.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit No.   Description


              (10.1) Purchase Agreement, by and among American Cyanamid Company, American Home Products Corporation and BASF Aktiengesellschaft, dated as of March 20, 2000 (Confidential Treatment Requested).

              (12)         Computation of Ratio of Earnings to Fixed Charges

              (27.1)       Financial Data Schedule - Period Ended March 31, 2000

              (27.2) Restated Financial Data Schedule - Period Ended March 31, 1999

              (27.3) Restated Financial Data Schedule - Period Ended December 31, 1999

         (b) Reports on Form 8-K

             On February 7, 2000, the Company filed a Current Report on Form 8-K (including disclosure under Items 5 and 7) relating to the termination of the proposed merger with Warner-Lambert Company.

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

                       AMERICAN HOME PRODUCTS CORPORATION
                                  (Registrant)

                              By /s/ Paul J. Jones
                                     Paul J. Jones
                         Vice President and Comptroller
                           (Duly Authorized Signatory
                          and Chief Accounting Officer)


Date: May 15, 2000

                                  Exhibit Index

Exhibit No.       Description

(10.1) Purchase Agreement, by and among American Cyanamid Company, American Home Products Corporation and BASF Aktiengesellschaft, dated as of March 20, 2000 (Confidential Treatment Requested).

(12)         Computation of Ratio of Earnings to Fixed Charges

(27.1)       Financial Data Schedule - Period Ended March 31, 2000

(27.2)       Restated Financial Data Schedule - Period Ended March 31, 1999

(27.3)       Restated Financial Data Schedule - Period Ended December 31, 1999




                                      EX-1