Form 10-Q
period 2000-06-30
AMERICAN HOME PRODUCTS CORP
filed 2000-08-14
CIK 5187

=========================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000       Commission file number 1-1225

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

                                                               Yes X     No
                                                               -----     --

The number of shares of Common Stock outstanding as of the close of business on July 31, 2000:

                                                           Number of
                     Class                            Shares Outstanding
   -----------------------------------------          ------------------
      Common Stock, $0.33-1/3 par value                  1,303,661,233

   =========================================================================

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                                     Index

                                                                        Page No.
                                                                        --------

Part I - Financial Information                                              2

         Item 1.    Financial Statements:

              Consolidated Condensed Balance Sheets -
                 June 30, 2000 and December 31, 1999                        3

              Consolidated Condensed Statements of Operations -
                 Three and Six Months Ended June 30, 2000 and 1999          4

              Consolidated Condensed Statements of Changes in
                 Stockholders' Equity - Six Months Ended June 30, 2000
                 and 1999                                                   5

              Consolidated Condensed Statements of Cash Flows -
                 Six Months Ended June 30, 2000 and 1999                    6

              Notes to Consolidated Condensed Financial Statements         7-12

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations         13-21

Part II - Other Information                                                 22

         Item 1.    Legal Proceedings                                     22-23

         Item 4.    Submission of Matters to a Vote of Security-Holders   23-25

         Item 6.    Exhibits and Reports on Form 8-K                        25

Signature                                                                   26

Exhibit Index                                                              EX-1

                         Part I - Financial Information
                         ------------------------------

AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by American Home Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2000 and December 31, 1999, and the results of its operations for the three months and six months ended June 30, 2000 and 1999, and its cash flows and changes in stockholders' equity for the six months ended June 30, 2000 and 1999. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

                    AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                          (In Thousands Except Per Share Amounts)

                                                                   June 30,          December 31,
                                                                     2000                1999
                                                                 ------------        ------------
ASSETS
Cash and cash equivalents                                          $2,920,123          $1,892,715
Marketable securities                                                 834,338             520,587
Accounts receivable less allowances                                 2,333,009           2,389,863
Inventories:
     Finished goods                                                   845,599             753,831
     Work in progress                                                 542,883             471,327
     Materials and supplies                                           401,884             382,802
                                                                 ------------        ------------
                                                                    1,790,366           1,607,960
Other current assets including deferred taxes                       1,940,828           1,781,307
Net Assets - Discontinued business held for sale                         --             4,192,346
                                                                 ------------        ------------
     Total Current Assets                                           9,818,664          12,384,778

Property, plant and equipment                                       6,934,962           6,392,948
     Less accumulated depreciation                                  2,463,539           2,274,771
                                                                 ------------        ------------
                                                                    4,471,423           4,118,177
Goodwill and other intangibles, net of accumulated
     amortization                                                   4,763,674           4,823,309
Other assets including deferred taxes                               1,346,672           1,797,492
                                                                 ------------        ------------
     Total Assets                                                 $20,400,433         $23,123,756
                                                                 ============        ============

LIABILITIES
Loans payable                                                         $30,522          $1,880,816
Trade accounts payable                                                550,240             562,679
Accrued expenses                                                    4,778,580           3,809,525
Accrued federal and foreign taxes                                   1,251,881             227,363
                                                                 ------------        ------------
     Total Current Liabilities                                      6,611,223           6,480,383

Long-term debt                                                      2,390,326           3,606,423
Other noncurrent liabilities                                        4,388,283           5,925,313
Postretirement benefit obligations other than pensions                886,468             896,890

STOCKHOLDERS' EQUITY
$2 convertible preferred stock, par value $2.50 per share                  57                  61
Common stock, par value $0.33-1/3 per share                           434,430             434,639
Additional paid-in capital                                          3,543,865           3,392,705
Retained earnings                                                   2,744,376           3,000,827
Accumulated other comprehensive loss                                 (598,595)           (613,485)
                                                                 ------------        ------------
     Total Stockholders' Equity                                     6,124,133           6,214,747
                                                                 ------------        ------------
     Total Liabilities and Stockholders' Equity                   $20,400,433         $23,123,756
                                                                 ============        ============


The accompanying notes are an integral part of these consolidated condensed financial statements.


                                        AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                              (In Thousands Except Per Share Amounts)

                                                                               Three Months                 Six Months
                                                                              Ended June 30,               Ended June 30,
                                                                        --------------------------   ---------------------------
                                                                            2000          1999           2000           1999
                                                                        ------------  ------------   ------------   ------------
Net Sales                                                                $3,193,843    $2,743,164     $6,530,338     $5,601,213
                                                                        -----------   -----------    -----------    -----------
Cost of goods sold                                                          825,736       736,059      1,652,309      1,436,365
Selling, general and administrative expenses                              1,298,577     1,067,010      2,511,839      2,128,212
Research and development expenses                                           453,962       413,540        896,887        783,507
Interest expense, net                                                        43,232        54,949         86,373        111,280
Other expense (income), net                                                  10,052       (14,144)       (42,349)       (94,199)
Special charge                                                                 --          82,000           --           82,000
Termination fee                                                                --            --       (1,709,380)          --
                                                                        -----------   -----------    -----------    -----------

Income from continuing operations before
  federal and foreign taxes                                                 562,284       403,750      3,134,659      1,154,048
Provision for federal and foreign taxes                                     149,550       109,416        975,916        321,574
                                                                        -----------   -----------    -----------    -----------
Income from continuing operations                                           412,734       294,334      2,158,743        832,474
                                                                        -----------   -----------    -----------    -----------

Discontinued Operations:
Income from operations of discontinued
  agricultural products business (net of federal and
  foreign taxes of $43,192 for the 1999 second quarter, and
  $57,289 and $90,613 for the 2000 and 1999 first half, respectively)          --         104,339        103,346        221,117
Loss on disposal of agricultural products business
  (including federal and foreign tax charges of $855,248)                      --            --       (1,572,993)          --
                                                                        -----------   -----------    -----------    -----------

Income (loss) from discontinued operations                                     --         104,339     (1,469,647)       221,117
                                                                        -----------   -----------    -----------    -----------

Net income                                                                 $412,734      $398,673       $689,096     $1,053,591
                                                                        ===========   ===========    ===========    ===========


Basic Earnings Per Share from Continuing Operations                           $0.32         $0.22          $1.66          $0.63
Basic Earnings (Loss) Per Share from Discontinued Operations                   --            0.08          (1.13)          0.17
                                                                        -----------   -----------    -----------    -----------
Basic Earnings Per Share                                                      $0.32         $0.30          $0.53          $0.80
                                                                        ===========   ===========    ===========    ===========


Diluted Earnings Per Share from Continuing Operations                         $0.31         $0.22          $1.63          $0.62
Diluted Earnings (Loss) Per Share from Discontinued Operations                 --            0.08          (1.11)          0.17
                                                                        -----------   -----------    -----------    -----------
Diluted Earnings Per Share                                                    $0.31         $0.30          $0.52          $0.79
                                                                        ===========   ===========    ===========    ===========


Dividends per share of common stock                                          $0.230        $0.225         $0.460         $0.450
                                                                        ===========   ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.


                                        AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          (In Thousands)

Six Months Ended June 30, 2000:
                                                                                                    Accumulated
                                           $2 Convertible                Additional                    Other           Total
                                             Preferred        Common      Paid-in      Retained    Comprehensive   Stockholders'
                                               Stock          Stock       Capital      Earnings        Loss            Equity
                                           --------------   ----------   ----------   ----------   -------------   -------------
Balance at January 1, 2000                            $61     $434,639   $3,392,705   $3,000,827     ($613,485)       $6,214,747

Net income                                                                               689,096                         689,096
Currency translation adjustments                                                                          (490)             (490)
Unrealized gain on marketable
     securities                                                                                         15,380            15,380
                                                                                                                   -------------
          Comprehensive income                                                                                           703,986
                                                                                                                   -------------

Cash dividends declared                                                                 (599,949)                       (599,949)
Treasury stock acquired                                         (2,261)     (14,884)    (341,901)                       (359,046)
Common stock issued                                              1,948      144,880                                      146,828
Conversion of preferred stock
     and other exchanges                               (4)         104       21,164       (3,697)                         17,567
                                              -----------   ----------   ----------   ----------    ----------     -------------
Balance at June 30, 2000                              $57     $434,430   $3,543,865   $2,744,376     ($598,595)       $6,124,133
                                              ===========   ==========   ==========   ==========    ==========     =============


Six Months Ended June 30, 1999:
                                                                                                    Accumulated
                                           $2 Convertible                Additional                    Other           Total
                                             Preferred        Common      Paid-in      Retained    Comprehensive   Stockholders'
                                               Stock          Stock       Capital      Earnings        Loss            Equity
                                           --------------   ----------   ----------   ----------   -------------   -------------
Balance at January 1, 1999                            $64     $437,466   $3,072,874   $6,432,729     ($328,337)       $9,614,796

Net income                                                                             1,053,591                       1,053,591
Currency translation adjustments                                                                      (208,209)         (208,209)
Unrealized loss on marketable
     securities                                                                                         (1,231)           (1,231)
                                                                                                                   -------------
          Comprehensive income                                                                                           844,151
                                                                                                                   -------------

Cash dividends declared                                                                 (589,570)                       (589,570)
Treasury stock acquired                                         (4,408)     (57,867)    (716,419)                       (778,694)
Common stock issued                                              2,635      176,945                                      179,580
Conversion of preferred stock
     and other exchanges                               (2)         178       20,604       (7,189)                         13,591
                                           --------------   ----------   ----------   ----------   -----------     -------------
Balance at June 30, 1999                              $62     $435,871   $3,212,556   $6,173,142     ($537,777)       $9,283,854
                                           ==============   ==========   ==========   ==========   ===========     =============


The accompanying notes are an integral part of these consolidated condensed financial statements.


                          AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (In Thousands)

                                                                          Six Months Ended June 30,
                                                                             2000           1999
                                                                          ----------     ----------
Operating Activities
--------------------
Income from continuing operations                                         $2,158,743       $832,474
Adjustments to reconcile income from continuing operations to net cash provided from operating activities of continuing operations:
   Special charge                                                               --           82,000
   Gains on sales of assets                                                  (33,420)       (83,809)
   Depreciation and amortization                                             280,533        281,294
   Deferred income taxes                                                     355,784         31,953
   Changes in working capital, net                                           439,682         58,391
   Diet drug litigation payments                                          (1,273,927)          --
   Other items, net                                                          (66,287)        29,068
                                                                         -----------     ----------
Net cash provided from continuing operations                               1,861,108      1,231,371
Net cash provided from (used for) discontinued operations                    127,574        (48,607)
                                                                         -----------     ----------

Net cash provided from operating activities                                1,988,682      1,182,764
                                                                         -----------     ----------

Investing Activities
--------------------
Purchases of property, plant and equipment                                  (592,404)      (370,235)
Proceeds from sale of the agricultural products business                   3,800,000           --
Proceeds from sales of assets                                                 85,492        160,396
Proceeds from sales and maturities of marketable securities                  441,868        147,694
Purchases of marketable securities                                          (755,209)      (468,994)
                                                                         -----------     ----------
Net cash provided from (used for) investing activities                     2,979,747       (531,139)
                                                                         -----------     ----------

Financing Activities
--------------------
Net proceeds from (repayments of) debt                                    (3,110,414)     1,157,496
Dividends paid                                                              (599,949)      (589,570)
Exercises of stock options                                                   146,828        179,580
Purchases of treasury stock                                                 (359,046)      (778,694)
                                                                         -----------     ----------
Net cash used for financing activities                                    (3,922,581)       (31,188)
                                                                         -----------     ----------
Effects of exchange rates on cash balances                                   (18,440)       (23,146)
                                                                         -----------     ----------
Increase in cash and cash equivalents                                      1,027,408        597,291
Cash and cash equivalents, beginning of period                             1,892,715      1,182,319
                                                                         -----------     ----------
Cash and cash equivalents, end of period                                  $2,920,123     $1,779,610
                                                                         ===========     ==========


Supplemental Information
------------------------
Interest payments                                                           $235,751       $144,261
Income tax payments, net of refunds                                          343,792        367,603


The accompanying notes are an integral part of these consolidated condensed financial statements.


              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.   Discontinued Operations
          -----------------------

          On June 30, 2000, the Company announced that it had completed the sale of the Cyanamid Agricultural Products business to BASF Aktiengesellschaft (BASF). The Cyanamid Agricultural Products business manufactures, distributes and sells crop protection and pest control products worldwide, such as herbicides, insecticides and fungicides. Under the terms of the definitive agreement dated as of March 20, 2000 and subsequently approved by the Federal Trade Commission and certain international regulatory agencies, BASF paid the Company $3,800,000,000 in cash and assumed certain debt. As a result, the Company recorded an after-tax loss on the sale of this business of $1,572,993,000 or $1.19 per share-diluted and reflected this business as a discontinued operation beginning in the 2000 first quarter. The loss on the sale included closing costs from the transaction, and operating income of the discontinued business from April 1, 2000 through June 30, 2000 (the disposal date). The loss on the sale was due primarily to a difference in the basis of the net assets sold for financial reporting purposes compared to the Company's basis in such net assets for tax purposes. This difference related, for the most part, to goodwill which is not recognized for tax purposes. As a result, the transaction generated a taxable gain requiring the recording of a tax provision, in addition to a write-off of net assets in excess of the selling price. The Consolidated Condensed Financial Statements at December 31, 1999 and June 30, 1999 have been restated to reflect the Cyanamid Agricultural Products business as a discontinued operation. Operating results of discontinued operations were as follows:

                                                          Six Months
(In thousands except per share amounts)                 Ended June 30,
                                                  ---------------------------
                                                      2000           1999
                                                  -------------  ------------
Net Sales                                            $546,790     $1,160,431
                                                  -------------  ------------

Income before federal and foreign taxes               160,635        311,730
Provisions for federal and foreign taxes               57,289         90,613
                                                  -------------  ------------
Income from operations of discontinued
   agricultural products business                     103,346        221,117
Loss on disposal of agricultural
   products business (including federal and
   foreign tax charges of $855,248)                (1,572,993)           --
                                                  -------------  ------------

Income (Loss) from Discontinued Operations        ($1,469,647)      $221,117
                                                  =============  ============
Diluted Earnings (Loss) per Share
   from Discontinued Operations                        ($1.11)         $0.17
                                                  =============  ============

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 2.   Warner-Lambert Termination Fee
          ------------------------------

          During the 2000 first quarter, the Company and Warner-Lambert Company terminated their merger agreement. The Company recorded income of $1,709,380,000 ($1,111,097,000 after-tax or $0.84 per share - diluted)
          in income from continuing operations resulting from the receipt of a $1,800,000,000 termination fee provided for under the merger agreement offset, in part, by certain related expenses.

Note 3.   Contingencies and Litigation Settlement
          ---------------------------------------

          The Company is involved in various legal proceedings, including product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

          In the 1999 third quarter, the Company recorded a litigation charge of $4,750,000,000 to provide for expected payments to the settlement funds contemplated by the comprehensive nationwide, class action settlement, other judgments and settlements (including estimated claims for primary pulmonary hypertension and any opt outs), and future legal costs, net of available insurance. During the 2000 first half, individual settlement payments, legal fees and other items totaling $1,273,927,000 were paid and applied against the litigation accrual. At June 30, 2000, $3,358,492,000 of the litigation accrual remained. On April 13, 2000, the Company announced that it will proceed with the comprehensive, nationwide settlement to resolve litigation brought against the Company regarding the use of REDUX (dexfenfluramine) or PONDIMIN (fenfluramine). The comprehensive, nationwide settlement is subject to judicial approval (and resolution of appeals, if any) following the completion of a fairness hearing in the U.S. District Court for the Eastern District of Pennsylvania. A decision on approval of the settlement is expected during the 2000 third quarter. Of the estimated 5.8 million diet drug users, approximately 200,000 individuals had registered for the settlement and approximately 45,000 opted out during the four-month initial opt-out period ended March 30, 2000. A majority of those who registered have elected the settlement's Accelerated Implementation Option, which provides for prompt benefits and resolves the claims of those class members. An amendment dated July 20, 2000 to the settlement agreement relates to the timing of payments by the Company into the proposed settlement fund, administration of the settlement trust and opt-out credits available to the Company.

          The Company continues to monitor the status of all REDUX and PONDIMIN diet drug matters, including the level of opt outs, payments made to claimants, the number of registrations within the nationwide settlement, other settlements, litigation costs and other matters. The Company continues to resolve the cases of many claimants who have opted out of the nationwide settlement, and expects that over time it will be able to resolve the cases with the remaining claimants. The Company anticipates that additional reserves will be required. While it is not possible to determine at this time the extent of such additional amounts, the Company believes that the substantial majority of the ultimate liability will be covered by reserves previously established.

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

Note 4.   Restructuring Program
          ---------------------

          In December 1998, the Company recorded a special charge for restructuring and related asset impairments of $343,600,000 to recognize costs of the reorganization of its worldwide supply chains and U.S. distribution systems, and the globalization of certain business units. The restructuring will result in the reduction of 4,100 positions worldwide offset, in part, by 1,000 newly created positions in the same functions at other locations. During the 2000 first half, the Company has continued its personnel reductions and has completed the closure of the third and final distribution center. The manufacturing plants are continuing their phase-out period, and the Company will begin the disposal process in late 2000. As of June 30, 2000, approximately 2,850 positions had been eliminated. The activity in the restructuring accruals was as follows:

                                           Personnel  Other Closure/
          (In thousands)                     Costs      Exit Costs       Total
          ------------------------------   ---------  --------------   --------
          Restructuring accruals at
             December 31, 1999               $54,753      $79,261      $134,014
          Cash expenditures                  (24,600)      (4,985)      (29,585)
                                           ---------  --------------   --------
          Restructuring accruals at
             June 30, 2000                   $30,153      $74,276      $104,429
                                          ==========  ==============   ========

Note 5.   Consolidation of Certain Subsidiaries
          -------------------------------------

          Effective January 1, 2000, the financial results of certain pharmaceutical subsidiaries in Japan and India, which were previously included on an equity basis, were consolidated in the results of the Company due to changes which gave the Company ability to exercise control over the operations of these affiliates. The consolidation of the subsidiaries resulted in higher net sales of 2% for the 2000 second quarter and 3% for the 2000 first half; however, it had no impact on income from continuing operations.

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 6.   Company Data by Operating Segment
          ---------------------------------

          The Company has three reportable segments: Pharmaceuticals, Consumer Health Care and Corporate.

                                                    Net Sales
                                  ---------------------------------------------
                                        Three Months             Six Months
          ($ in millions)              Ended June 30,          Ended June 30,
                                  -----------------------  --------------------
          Operating Segment          2000         1999        2000       1999
          ---------------------   ---------    ---------   ---------  ---------
          Pharmaceuticals         $2,683.0     $2,239.6    $5,423.6   $4,535.3
          Consumer Health Care       510.8        503.6     1,106.7    1,065.9
                                  ---------    ---------   ---------  ---------

          Total                   $3,193.8     $2,743.2    $6,530.3   $5,601.2
                                  =========    =========   =========  =========


                                        Income from Continuing Operations
                                       Before Federal and Foreign Taxes (1)
                                  ---------------------------------------------
                                       Three Months             Six Months
          ($ in millions)             Ended June 30,          Ended June 30,
                                  -----------------------  --------------------
          Operating Segment          2000        1999         2000       1999
          ---------------------   ---------    ---------   ---------  ---------
          Pharmaceuticals           $559.1       $477.9    $1,313.3   $1,178.1
          Consumer Health Care        94.6        103.5       220.9      227.1
                                  ---------    ---------   ---------  ---------
                                     653.7        581.4     1,534.2    1,405.2

          Corporate (2)              (91.4)      (177.6)    1,600.5     (251.2)
                                  ---------    ----------  ---------- ---------
          Total                     $562.3       $403.8    $3,134.7   $1,154.0
                                  =========    ==========  =========  =========


          (1) The second quarter results included goodwill amortization for 2000 and 1999 as follows: Pharmaceuticals - $38.0 and $38.3, and Consumer Health Care - $8.0 and $8.0, respectively.

              The first half results included goodwill amortization for 2000 and 1999 as follows: Pharmaceuticals - $78.2 and $76.8, and Consumer Health Care - $16.0 and $16.1, respectively.

          (2) Corporate expenses for the 2000 first half included income of $1,709.4 resulting from the receipt of a $1,800.0 termination fee provided for under the merger agreement with Warner-Lambert Company offset, in part, by certain related expenses.

              Corporate expenses for the 1999 second quarter and first half included a special charge of $82.0 related to the suspension of shipments and the voluntary market withdrawal of ROTASHIELD, the Company's rotavirus vaccine.

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7.   Earnings per Share
          ------------------

          The following table sets forth the computations of Basic Earnings per Share and Diluted Earnings per Share:

                                                                                    Three Months                  Six Months
                                                                                   Ended June 30,               Ended June 30,
                                                                              ------------------------    --------------------------
          (In thousands except per share amounts)                                2000          1999           2000           1999
          -------------------------------------------------------------       ----------   -----------    -----------    -----------
          Income from continuing operations less preferred dividends            $412,723      $294,322     $2,158,720       $832,449
          Income (loss) from discontinued operations                                 --        104,339     (1,469,647)       221,117
                                                                              ----------   -----------    -----------    -----------
          Net income less preferred dividends                                   $412,723      $398,661       $689,073     $1,053,566
          Denominator:
           Average number of common shares outstanding                         1,304,049     1,310,194      1,304,631      1,311,074
                                                                              ----------   -----------    -----------    -----------

          Basic Earnings per Share from Continuing Operations                      $0.32         $0.22          $1.66          $0.63
          Basic Earnings (Loss) per Share from Discontinued Operations               --           0.08          (1.13)          0.17
                                                                              ----------   -----------    -----------    -----------
          Basic Earnings per Share                                                 $0.32         $0.30          $0.53          $0.80
                                                                              ==========   ===========    ===========    ===========

          Income from continuing operations                                     $412,734      $294,334     $2,158,743       $832,474
          Income (loss) from discontinued operations                                 --        104,339     (1,469,647)       221,117
                                                                              ----------   -----------    -----------    -----------
          Net income                                                            $412,734      $398,673       $689,096     $1,053,591
          Denominator:
            Average number of common shares outstanding                        1,304,049     1,310,194      1,304,631      1,311,074
            Common share equivalents of outstanding stock
              options and deferred contingent common stock
              awards                                                              17,375        21,813         15,917         22,384
                                                                              ----------   -----------    -----------    -----------
          Total shares                                                         1,321,424     1,332,007      1,320,548      1,333,458
                                                                              ----------   -----------    -----------    -----------

          Diluted Earnings per Share from Continuing Operations                    $0.31         $0.22          $1.63          $0.62
          Diluted Earnings (Loss) per Share from Discontinued Operations            --            0.08          (1.11)          0.17
                                                                              ----------   -----------    -----------    -----------
          Diluted Earnings per Share                                               $0.31         $0.30          $0.52          $0.79
                                                                              ==========   ===========    ===========    ===========


Note 8.   Subsequent Event
          ----------------

          In August 2000, the Company's majority-owned subsidiary, Immunex Corporation (Immunex) whose financial results are consolidated into the results of the Company, filed a shelf registration statement which, once it becomes effective, would allow Immunex to sell up to 20 million shares of newly-issued Immunex common stock in a primary offering and the Company to sell up to 50 million shares of Immunex common stock in a secondary offering.

          The combined effect of the equity offering, if and when executed, is expected to reduce the Company's ownership in Immunex from approximately 55% to approximately 43%. Upon the Company's ownership falling below 45%, it will retain two of its three seats on the Immunex Board of Directors, and the Company and Immunex have agreed to increase the number of independent directors from three to four. Upon the reduction in ownership and control over the operations of Immunex, the Company will include the financial results of Immunex on an equity basis prospectively instead of consolidating such results.

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          Key elements of the new business arrangements between the Company and Immunex include the future sale by the Company of its recently acquired biotech facility in Rhode Island to Immunex, the provision of up to $550 million in financing guarantees to Immunex toward the cost of its proposed new research and technology center in Seattle, and the concurrent conversion of the outstanding $450 million convertible subordinate Immunex note held by the Company into Immunex shares. All existing licensing and marketing rights to ENBREL remain unchanged. The Company plans to use the net proceeds from the sale of its Immunex common stock for general corporate purposes.

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

                Three Months and Six Months Ended June 30, 2000

Results of Operations
---------------------

Management's discussion and analysis of results of operations for the 2000 second quarter and first half are presented on an as-reported basis, except for sales variation explanations which are presented on an as-reported and pro forma basis. Effective January 1, 2000, the financial results of certain pharmaceutical subsidiaries in Japan and India, which were previously included on an equity basis, were consolidated in the results of the Company. Pro forma sales results reflect the consolidation of these subsidiaries as of January 1, 1999. The consolidation of the subsidiaries had no impact on income from continuing operations.

On an as-reported basis, worldwide net sales for the 2000 second quarter and first half were 16% and 17% higher, respectively, compared with prior year levels. On a pro forma basis, worldwide net sales for both the 2000 second quarter and first half were 14% higher compared with prior year levels. The increase in pro forma worldwide net sales for the 2000 second quarter and first half was due primarily to higher worldwide sales of pharmaceuticals. Excluding the negative impact of foreign exchange, pro forma worldwide net sales increased 17% for the 2000 second quarter and 16% for the 2000 first half.

The following tables set forth worldwide net sales results by operating segment together with the percentage changes in "As-Reported" and "Pro Forma" worldwide net sales from the comparable period in the prior year:

                                 Net Sales
                          ------------------------
                                 Three Months
($ in millions)                 Ended June 30,
                          ------------------------     As-Reported   Pro Forma
Operating Segment             2000        1999         % Increase    % Increase
--------------------      -----------  -----------     -----------   -----------
Pharmaceuticals             $2,683.0     $2,239.6          20%           17%
Consumer Health Care           510.8        503.6           1%            1%
                          -----------  -----------     -----------   -----------
Total                       $3,193.8     $2,743.2          16%           14%
                          ===========  ===========     ===========   ===========


                                 Net Sales
                          ------------------------
                                Six Months
($ in millions)                Ended June 30,
                          ------------------------     As-Reported   Pro Forma
Operating Segment             2000        1999         % Increase    % Increase
--------------------      -----------  -----------     -----------   -----------
Pharmaceuticals             $5,423.6     $4,535.3          20%           16%
Consumer Health Care         1,106.7      1,065.9           4%            4%
                          ----------   -----------     -----------   -----------
Total                       $6,530.3     $5,601.2          17%           14%
                          ===========  ===========     ===========   ===========

            Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                  Three Months and Six Months Ended June 30, 2000

On an as-reported basis, worldwide pharmaceutical sales increased 20% for both the 2000 second quarter and first half. On a pro forma basis, worldwide pharmaceutical sales increased 17% for the 2000 second quarter and 16% for the 2000 first half due primarily to higher sales of EFFEXOR XR (due to expanded indications), MENINGITEC (introduced in the United Kingdom in the 1999 fourth quarter), ENBREL, PREMARIN products, PREVNAR (introduced in the 2000 first quarter), oral contraceptives, REFACTO and PROTONIX (introduced in the 2000 second quarter). The 2000 first half increase in worldwide pharmaceutical sales was offset, in part, by lower sales of LODINE (due to additional competition). Excluding the negative impact of foreign exchange, pro forma worldwide pharmaceutical sales increased 20% for the 2000 second quarter and 18% for the 2000 first half.

On an as-reported and pro forma basis, worldwide consumer health care sales increased 1% for the 2000 second quarter and 4% for the 2000 first half led by higher sales of nutritional supplements, principally CENTRUM and CALTRATE offset, in part, by lower sales of cough/cold/allergy products. Excluding the negative impact of foreign exchange, worldwide consumer health care sales increased 3% for the 2000 second quarter and 5% for the 2000 first half.

The following table sets forth, on a pro forma basis, the percentage changes in worldwide net sales by operating and geographic segment compared to the prior year, including the effect volume, price and foreign exchange had on these percentage changes:



                                % Increase (Decrease)                    % Increase (Decrease)
                          Three Months Ended June 30, 2000          Six Months Ended June 30, 2000
                        ------------------------------------     ------------------------------------
                                         Foreign     Total                        Foreign     Total
                        Volume   Price   Exchange  Net Sales     Volume   Price   Exchange  Net Sales
                        ------  -------  --------  ---------     ------  -------  --------  ---------
Pharmaceuticals
--------------------
U.S.                      16%       8%      --        24%          12%      8%       --        20%
International             14%       --     (6%)        8%          16%      1%      (6%)       11%
                        ------  -------  --------  ---------     ------  -------  --------  ---------
Total                     15%       5%     (3%)       17%          13%      5%      (2%)       16%
                        ======  =======  ========  =========     ======  =======  ========  =========

Consumer Health Care
--------------------
U.S.                      (1%)      1%      --         --           2%      1%       --         3%
International              8%       2%     (5%)        5%           9%      3%      (5%)        7%
                        ------  -------  --------  ---------      ------  ------   -------   --------
Total                      2%       1%     (2%)        1%           4%      1%      (1%)        4%
                        ======  =======  ========  =========      ======  ======  ========   ========

Total
--------------------
U.S.                      12%       7%      --        19%          10%      7%      --         17%
International             13%       1%     (6%)        8%          15%      1%     (6%)        10%
                        ------  ------- --------  ----------      ------  ------  --------  ---------
Total                     13%       4%     (3%)       14%          12%      4%     (2%)        14%
                        ======  ======= ========  ==========      ======  ======  ========  =========


Cost of goods sold, as a percentage of net sales, decreased to 25.9% for the 2000 second quarter compared to 26.8% for the 1999 second quarter due primarily to a favorable product mix in the pharmaceuticals segment, and decreased slightly to 25.3% for the 2000 first half compared to 25.6% for the 1999 first half.

            Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                  Three Months and Six Months Ended June 30, 2000

Selling, general and administrative expenses increased 22% for the 2000 second quarter and 18% for the 2000 first half. Higher selling, general and administrative expenses were due primarily to higher selling and marketing expenses, including increased headcount, related to recent pharmaceutical product launches, direct-to-consumer programs, promotional costs for significant established pharmaceutical products and additional sales force for rapid growth products. Since the beginning of 2000, the financial results of certain pharmaceutical subsidiaries in Japan and India were consolidated in the results of the Company as opposed to the inclusion of their earnings on an equity basis (classified as other expense (income), net) in prior years. The selling and promotional expenses associated with Japan and India also contributed to the higher selling, general and administrative expenses for both periods.

Research and development expenses increased 10% for the 2000 second quarter and 14% for the 2000 first half due primarily to certain advancements and ongoing clinical trials of pharmaceuticals in several therapeutic categories. Also contributing to the increase in the 2000 first half were payments for existing licensing agreements.

Interest expense, net, decreased 21% for the 2000 second quarter and 22% for the 2000 first half due primarily to an increase in interest income as a result of higher marketable securities. The increase in interest income was partially offset by higher interest expense due primarily to higher commercial paper debt outstanding during the 2000 second quarter and first half. The pay down of increased commercial paper debt levels did not occur until June 30, 2000. In addition, interest rates associated with such commercial paper have increased throughout the 2000 first half. Partially offsetting the higher interest expense on commercial paper was lower interest due to the payoff of the $1.0 billion of 7.70% notes on February 15, 2000. Weighted average debt outstanding during the 2000 and 1999 second quarter were $4,910.9 million and $4,649.3 million, respectively. Weighted average debt outstanding during the 2000 and 1999 first half were $4,887.2 million and $4,420.0 million, respectively.

Other expense (income), net, decreased for the 2000 second quarter and first half due primarily to payments for access to various pharmaceutical collaborations, costs related to a product discontinuance and lower gains on the sales of non-strategic assets (including certain non-core product rights) offset, in part, by insurance recoveries of environmental costs and lower Year 2000 conversion costs. In addition, during the 2000 first half the Company realized higher unfavorable foreign exchange.

During the 2000 first quarter, the Company and Warner-Lambert Company terminated their merger agreement. The Company recorded income of $1,709.4 million ($1,111.1 million after-tax or $0.84 per share - diluted) in income from continuing operations resulting from the receipt of a $1,800.0 million termination fee provided for under the merger agreement offset, in part, by certain related expenses.

            Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                  Three Months and Six Months Ended June 30, 2000

The following table sets forth worldwide income from continuing operations before federal and foreign taxes, by operating segment together with the percentage changes from the comparable periods in the prior year:

                                        Income from Continuing Operations
                                      Before Federal and Foreign Taxes (1)
                       ----------------------------------------------------------------------
                                 Three Months                         Six Months
                                Ended June 30,                       Ended June 30,
                       ---------------------------------   ----------------------------------
($ in millions)                              % Increase                           % Increase
Operating Segment        2000       1999     (Decrease)      2000        1999      (Decrease)
--------------------   -------    -------    ----------    --------    --------   -----------
Pharmaceuticals         $559.1     $477.9        17%       $1,313.3    $1,178.1       11%
Consumer Health Care      94.6      103.5        (9%)         220.9       227.1       (3%)
                       -------    -------    ----------    --------    --------   -----------
                         653.7      581.4        12%        1,534.2     1,405.2        9%

Corporate (2)            (91.4)    (177.6)      (49%)       1,600.5      (251.2)      --
                       -------    -------    ----------    --------     -------   -----------

Total (3)               $562.3     $403.8        39%       $3,134.7    $1,154.0       --
                       =======    =======    ==========    ========    ========   ===========


(1) The second quarter results included goodwill amortization for 2000 and 1999 as follows: Pharmaceuticals - $38.0 and $38.3, and Consumer Health Care - $8.0 and $8.0, respectively.

    The first half results included goodwill amortization for 2000 and 1999 as follows: Pharmaceuticals - $78.2 and $76.8, and Consumer Health Care - $16.0 and $16.1, respectively.

(2) Corporate expenses for the 2000 first half included income of $1,709.4 resulting from the receipt of a $1,800.0 termination fee provided for under the merger agreement with Warner-Lambert Company offset, in part, by certain related expenses.

    Corporate expenses for the 1999 second quarter and first half included a special charge of $82.0 related to the suspension of shipments and the voluntary market withdrawal of ROTASHIELD, the company's rotavirus vaccine.

    Excluding the termination fee and the ROTASHIELD special charge from 2000 and 1999 results, Corporate expenses decreased by 4% for the 2000 second quarter and 36% for the 2000 first half.

(3) Excluding the termination fee and the ROTASHIELD special charge from the 2000 and 1999 results, total income from continuing operations before federal and foreign taxes increased by 16% for the 2000 second quarter and 15% for the 2000 first half.

Worldwide pharmaceutical income from continuing operations before federal and foreign taxes increased 17% for the 2000 second quarter and 11% for the 2000 first half due primarily to increased worldwide sales offset, in part, by higher selling, general and administrative expenses, higher research and development expenses and lower other income. Payments for access to various pharmaceutical collaborations, lower gains on the sales of non-strategic assets and unfavorable foreign exchange contributed to lower other income.

            Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                  Three Months and Six Months Ended June 30, 2000

Worldwide consumer health care income from continuing operations before federal and foreign taxes decreased 9% for the 2000 second quarter and 3% for the 2000 first half due primarily to higher selling, general and administrative expenses offset, in part, by increased worldwide sales. Income from continuing operations decreased while worldwide sales increased due primarily to additional marketing costs such as promotional costs for new product launches and electronic marketing initiatives, as well as certain asset write-offs.

Excluding the Warner-Lambert Company termination fee from the 2000 first half and the ROTASHIELD special charge from the 1999 second quarter and first half, corporate expenses decreased 4% for the 2000 second quarter and 36% for the 2000 first half due primarily to insurance recoveries of environmental costs and lower interest expense, offset, in part, by costs related to a product discontinuance.

The effective tax rate of continuing operations, excluding the effect of the Warner-Lambert Company termination fee, decreased to 26.6% for the 2000 second quarter compared to 27.1% for the 1999 second quarter. The effective tax rate decreased to 26.5% compared to 27.9% for the 1999 first half. The decreases were due primarily to higher research tax credits in 2000.

On June 30, 2000, the Company announced that it had completed the sale of the Cyanamid Agricultural Products business to BASF. Under the terms of the definitive agreement, BASF paid the Company $3,800.0 million in cash and assumed certain debt. As a result, the Company recorded an after-tax loss on the sale of this business of $1,573.0 million or $1.19 per share-diluted and reflected this business as a discontinued operation beginning in the 2000 first quarter. The loss on the sale included closing costs from the transaction, and operating income of the discontinued business from April 1, 2000 through June 30, 2000 (the disposal date). (See Note 1 to the Consolidated Condensed Financial Statements).

Income and diluted earnings per share from continuing operations for the 2000 second quarter were $412.7 million and $0.31 compared to $294.3 million and $0.22 for the 1999 second quarter, respectively. Income and diluted earnings per share from continuing operations for the 1999 second quarter included the ROTASHIELD special charge of $53.0 million and $0.04, respectively. Excluding the special charge from the 1999 second quarter results, both income and diluted earnings per share from continuing operations for the 2000 second quarter increased 19% compared to 1999 second quarter results.

Income and diluted earnings per share from continuing operations for the 2000 first half were $2,158.7 million and $1.63 compared to $832.5 million and $0.62 for the same period last year, respectively. Income and diluted earnings per share from continuing operations for the 2000 first half included income of $1,111.1 million and $0.84, respectively, resulting from the Warner-Lambert Company termination fee. Income and diluted earnings per share from continuing operations for the 1999 first half included the ROTASHIELD special charge discussed above. Excluding the aforementioned items from the 2000 and 1999 first half results, income and diluted earnings per share from continuing operations were $1,047.6 million and $0.79 for the 2000 first half compared to $885.5

            Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                  Three Months and Six Months Ended June 30, 2000

million and $0.66 for the 1999 first half, increases of 18% and 20%, respectively. The increases in income and diluted earnings per share from continuing operations for the 2000 second quarter and first half were due primarily to additional worldwide sales of pharmaceuticals offset, in part, by higher selling, general and administrative expenses, and research and development expenses.

Net income and diluted earnings per share were $412.7 million and $0.31 for the 2000 second quarter compared to $398.7 million and $0.30 for the same period last year, respectively. Net income and diluted earnings per share were $689.1 million and $0.52 for the 2000 first half compared to $1,053.6 million and $0.79 for the same period last year, respectively. Net income for the 2000 first half included the loss on disposal of the Cyanamid Agricultural Products business and the Warner-Lambert Company termination fee previously discussed.

Euro Currency
-------------

On January 1, 1999, 11 of the 15 member countries of the European Union adopted the Euro as a new common legal currency. However, the legacy currencies of the member countries are scheduled to remain legal tender as sub-denominations of the Euro between January 1, 1999 and January 1, 2002 (the transition period). Critical areas impacted by the conversion to the Euro have been identified and appropriate strategies are currently being implemented to facilitate the adoption of the Euro and to facilitate business transactions during the transition period. The costs related to the Euro conversion and transition period will not have a material adverse effect on the Company's financial position or results of operations. However, the Euro conversion may have competitive implications on the Company's pricing and marketing strategies, the total impact of which is not known at this time.

Competition
-----------

The Company operates in the highly competitive pharmaceutical and consumer health care industries. The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its sales or results of operations. PREMARIN, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products Prempro and Premphase (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate), are the leaders in their categories and contribute significantly to sales and results of operations. Premarin's natural composition is not subject to patent protection (although Prempro and Premphase are subject to various patents). The principal uses of Premarin, Prempro and Premphase are to manage the symptoms of menopause and to prevent osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and some of these products also have an approved indication for the prevention of osteoporosis. During the past several years, other manufacturers have introduced alternative products for the treatment and/or prevention of osteoporosis. New products containing different estrogens than those found in

            Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                  Three Months and Six Months Ended June 30, 2000

Prempro and Premphase and having many of the same indications have also been introduced. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the U.S. Food and Drug Administration (FDA) announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. At least one other company has announced that it is in the process of developing a generic version of PREMARIN from the same natural source, and the Company currently cannot predict the timing or outcome of these or any other efforts.

Liquidity, Financial Condition and Capital Resources
----------------------------------------------------

Cash and cash equivalents increased $1,027.4 million in the 2000 first half to $2,920.1 million. Proceeds from the sale of the Cyanamid Agricultural Products business of $3,800.0 million, cash flows from operating activities of $1,988.7 million (which included a termination fee, net of related expenses, received from Warner-Lambert Company of $1,709.4 million, and payments related to the REDUX and PONDIMIN litigation of $1,273.9 million), proceeds from sales and maturities of marketable securities of $441.9 million and proceeds from the exercises of stock options of $146.8 million were used principally for net repayments of debt of $3,110.4 million, purchases of marketable securities of $755.2 million, dividend payments of $599.9 million, capital expenditures of $592.4 million and purchases of treasury stock of $359.0 million. The litigation payments in the 2000 first half may not be indicative of payments expected in future periods. Capital expenditures included strategic investments in manufacturing and distribution facilities worldwide and expansion of the Company's research and development facilities.

The Company's $1.0 billion of 7.70% notes, which matured on February 15, 2000, were classified as current at December 31, 1999. In addition, $841.6 million of outstanding commercial paper at December 31, 1999 was classified as current, representing the amount of the outstanding commercial paper borrowings in excess of the Company's $2.0 billion credit facility that supports the commercial paper program. The Company used a portion of the proceeds from the $1,800.0 million Warner-Lambert Company termination fee to payoff the $1.0 billion of 7.70% notes on February 15, 2000.

On June 30, 2000, upon completing the sale of the Cyanamid Agricultural Products business, the Company received $3,800.0 million in cash from BASF. The Company used a substantial portion of the proceeds to pay down outstanding commercial paper borrowings. The balance was invested in marketable securities and used for working capital needs.

            Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                  Three Months and Six Months Ended June 30, 2000

At June 30, 2000, the fair value of the Company's outstanding debt was $2,418.7 million. If interest rates were to increase or decrease by one percentage point, the fair value of the long-term debt would decrease or increase by approximately $73.1 million.

The Company has established programs to protect against adverse changes in exchange rates due to foreign currency volatility. At June 30, 2000, the fair value of the $1,118.3 million notional amount of foreign currency contracts was a net payable of $5.3 million. The foreign currency contracts consisted of purchased foreign exchange forward contracts and put options. If the value of the U.S. dollar were to increase or decrease by 10% in relation to all hedged foreign currencies, the net payable would increase or decrease by approximately $25.4 million.

The notional amount related to the purchase of forward contracts designed to protect balance sheet exposures totaled $934.4 million. As foreign exchange rates change from period to period, the fluctuations in the fair value of the foreign exchange forward contracts are offset by fluctuations in the fair value of the underlying hedged transactions. The notional amount related to the purchase of local currency put options designed to protect future translation exposure totaled $183.9 million, $83.2 million of which were considered speculative and were marked to market and recorded at fair value.

Management is confident that cash flows from operating activities will be adequate to repay both the principal and interest on its outstanding obligations without requiring the disposition of any significant strategic core businesses or assets and, further, to allow the Company to continue to fund its operations and the litigation settlement, pay dividends, and maintain its ongoing programs of capital expenditures which are expected to be significantly higher in 2000 than in recent years, without restricting its ability to make further acquisitions as may be appropriate. Proceeds received as a result of the termination of its merger agreement with Warner-Lambert Company and the disposition of its Cyanamid Agricultural Products business enhanced the Company's financial position.

ENBREL Supply
-------------

The market demand for ENBREL is growing and cannot be predicted with certainty. If demand for ENBREL continues to grow, it is expected that within the next year the sole source third party will be unable to support growing market demand. This near term potential shortfall would continue unless and until the retrofitting of a Rhode Island facility is completed and approved, which is not expected to occur until the first half of 2002. The current plan for the longer term includes a new manufacturing facility that will be built in Ireland. If this facility is not completed and approved before supply constraints are encountered, future ENBREL sales could again be restricted.

            Management's Discussion and Analysis of Financial Condition

                            and Results of Operations

                  Three Months and Six Months Ended June 30, 2000

Year 2000
---------

The Company successfully completed the Year 2000 rollover with no business interruptions. There has been no material change in total costs since the last estimate, and all costs have been substantially incurred at June 30, 2000. The Company has not experienced any detrimental effects of the Year 2000 rollover in the 2000 first half. The Company is not aware of any material problems resulting from Year 2000 issues, either with the Company's products, internal systems, or the Company's products and services of third parties. The Company will continue to monitor mission critical computer applications and those of the Company's suppliers and vendors throughout 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Cautionary Statements for Forward Looking Information
-----------------------------------------------------

This Form 10-Q, including management's discussion and analysis set forth above, contains certain forward-looking statements, including, among other things, statements regarding the Company's results of operations, Euro currency, competition, liquidity, financial condition and capital resources, ENBREL supply, the selling of a portion of Immunex common stock, and the comprehensive, nationwide settlement relating to REDUX and PONDIMIN. These forward-looking statements are based on current expectations. Certain factors which could cause the Company's actual results to differ materially from expected and historical results have been identified by the Company in its other periodic reports filed with the Securities and Exchange Commission including the Company's 1999 Annual Report on Form 10-K and Exhibit 99 to such report, which exhibit is incorporated herein by reference.

                           Part II - Other Information

Item 1.   Legal Proceedings
          -----------------

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Quarterly Report on Form 10-Q for the period ended March 31, 2000.

          As of August 7, 2000, the Company has been served or is aware that it has been named as a defendant in 10,815 suits as the manufacturer of PONDIMIN and/or the distributor of REDUX. Of the 10,815 lawsuits naming the Company as a defendant, 122 are actions that seek certification of a class, some on a national and others on a statewide basis. Of these 122 lawsuits, 53 are pending in various federal district courts and 69 are pending in various state courts. A number of the actions brought in state courts have been removed to federal courts. Individual plaintiffs have filed the remaining lawsuits: 2,045 such lawsuits are pending in various federal district courts and 8,648 such lawsuits are pending in various state courts. The 10,815 lawsuits contain a total of 24,738 plaintiffs (not including spouse or consortium claims).

          In early May 2000, the United States District Court for the Eastern District of Pennsylvania held a hearing on the fairness of the terms of the Company's comprehensive nationwide diet drug settlement. An amendment dated July 20, 2000 to the settlement agreement relates to the timing of payments by the Company into the proposed settlement fund, administration of the settlement trust and opt-out credits available to the Company. A decision on approval of the settlement is expected during the third quarter of 2000.

          On June 27, 2000, a jury in the Oregon Circuit Court, Coos County, hearing the cases of Juanita Batson v. Wyeth-Ayerst Laboratories, Division of American Home Products Corporation, et al., and Richard Wirt v. Wyeth-Ayerst Laboratories, Division of American Home Products Corporation, et al., returned verdicts in the combined amounts of $3.897 million in compensatory damages and $25.350 million in punitive damages. Following the verdicts, and prior to post-trial motions, the cases were settled.

          In the litigation involving DURACT, the Company's non-narcotic analgesic pain reliever which was voluntarily withdrawn from the market, one additional putative personal injury class action and one putative economic damage class action have been filed. Smoger v. Wyeth-Ayerst Laboratories Company, et al., No. L006199-00, N.J. Super. Ct., Essex Cty., seeks the certification of a class of individuals who were exposed to and who suffered injury from DURACT. Plaintiffs seek compensatory and punitive damages, the refund of all purchase costs, and the creation of a court-supervised medical monitoring program for the diagnosis and treatment of liver damage and related conditions allegedly caused by DURACT. Rivera, et al. v. Wyeth-Ayerst

          Laboratories Company and AHPC, No. G-00-345, U.S.D.C., S.D. Tex., seeks economic damages and a refund of product purchase costs only in a class of individuals who ingested DURACT or paid for its use. No personal injuries are alleged among the Rivera class members. Additionally, there are 21 individual lawsuits involving 21 former DURACT users alleging myriad injuries, from gastrointestinal upset and distress to liver transplant and death.

          In June of this year, a small quantity of certain products manufactured at the Company's Marietta, Pennsylvania, facility were seized at Company distribution centers in Tennessee and Puerto Rico. The seizures were based on FDA allegations that products were not manufactured in conformance with current Good Manufacturing Practices. Prior to the seizure, the Company had ceased production at portions of the Marietta facility in order to implement process and facility improvements. In response to similar issues raised by an FDA inspection of the Pearl River plant, improvements are also ongoing at that location. The Company is in discussions with the FDA to resolve the issues at these facilities, but cannot predict with certainty the outcome of those discussions.

          Plaintiffs in a purported class action commenced in 1997 in state court in Tennessee, Fox v. American Cyanamid Company (No. 19,996, Ch.Ct. Tenn) alleged violations of state antitrust and consumer protection laws by Cyanamid concerning pricing practices relating to marketing programs for crop protection products. The action purported to be on behalf of indirect purchasers of Cyanamid's crop protection products in the states of Tennessee, Alabama, California, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, West Virginia, Wisconsin and the District of Columbia. An agreement to settle the case for $5.2 million was initially approved by the court but was subsequently set aside. The Court of Appeals of Tennessee has agreed to hear an interlocutory appeal of the decision setting aside the settlement. Plaintiffs have filed an amended complaint on behalf of a purported class of indirect purchasers in Tennessee and Kansas only.

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

Item 4.   Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------

          (a) The matters described under item 4(c) below were submitted to a vote of security-holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on April 27, 2000 (the "Annual Meeting").

          (b)  Not applicable.

          (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes):

               (i)   Election of directors:

                 Nominee                        For              Withheld
                 -------                        ---              --------
                 Clifford L. Alexander, Jr.     1,071,189,248    51,444,707
                 Frank A. Bennack, Jr.          1,071,196,163    51,437,792
                 Robert Essner                  1,071,440,661    51,193,294
                 John D. Feerick                1,071,298,178    51,335,777
                 John P. Mascotte               1,071,310,557    51,323,398
                 Mary Lake Polan, M.D., Ph.D    1,071,509,240    51,124,715
                 Ivan G. Seidenberg             1,064,661,794    57,972,161
                 John R. Stafford               1,064,313,443    58,320,512
                 John R. Torell III             1,071,399,558    51,234,397


               (ii) Ratification of the appointment of Arthur Andersen LLP as principal independent public accountants for 2000:

               For                        Against                 Abstain
               ---                        -------                 -------
               1,116,523,733              2,259,523               3,849,896

               There were 803 broker non-votes with reference to this item.

               (iii) To act upon adoption of the stockholder proposal on
                     separation of the oral contraceptive business from the non-contraceptive business:

               For                        Against                 Abstain
               ---                        -------                 -------
               19,698,143                 922,050,782             35,032,996

               There were 145,852,034 broker non-votes with reference to this item.

               (iv) To act upon adoption of the stockholder proposal on price restraints on pharmaceutical products.

               For                        Against                 Abstain
               ---                        -------                 -------
               36,213,680                 913,179,015             27,394,860

               There were 145,846,400 broker non-votes with reference to this item.

               (v) To act upon adoption of the stockholder proposal on genetically engineered agricultural products.

               Since the Company signed a definitive agreement with BASF, on March 20, 2000, for the sale of the Cyanamid Agricultural Products business, this proposal was withdrawn by the proponents from the floor of the Annual Meeting.

          (d)  Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit No. Description

               (10.1) Purchase Agreement, by and among American Cyanamid Company, American Home Products Corporation and BASF Aktiengesellschaft, dated as of March 20, 2000 is incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (Confidential Treatment Requested - confidential portions have been omitted and filed separately with the commission).

               (10.2) First Amendment to the Purchase Agreement, by and among American Cyanamid Company, American Home Products Corporation, and BASF Aktiengesellschaft dated as of June 30, 2000 is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 17, 2000 (Confidential Treatment Requested - confidential portions have been omitted and filed separately with the Commission).

               (12)        Computation of Ratio of Earnings to Fixed Charges

               (27.1)      Financial Data Schedule - Period Ended June 30, 2000

               (27.2) Restated Financial Data Schedule - Period Ended June 30, 1999

          (b)  Reports on Form 8-K

               On July 17, 2000, the Company filed a Current Report on Form 8-K (including disclosure under Items 2 and 7) relating to the sale of the Cyanamid Agricultural Products business.

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

                       AMERICAN HOME PRODUCTS CORPORATION
                       ----------------------------------

                                  (Registrant)

                              By /s/ Paul J. Jones
                                 -----------------

                                  Paul J. Jones

                         Vice President and Comptroller

                           (Duly Authorized Signatory

                           and Chief Accounting Officer)



Date: August 14, 2000

                                  Exhibit Index

 Exhibit No.   Description
 -----------   -----------

     (12)      Computation of Ratio of Earnings to Fixed Charges

    (27.1)     Financial Data Schedule - Period Ended June 30, 2000

    (27.2)     Restated Financial Data Schedule - Period Ended June 30,
               1999

                                      EX-1