Form 10-Q
period 2000-09-30
AMERICAN HOME PRODUCTS CORP
filed 2000-11-14
CIK 5187

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

For the quarterly period ended September 30, 2000  Commission file number 1-1225

                       AMERICAN HOME PRODUCTS CORPORATION
             ------------------------------------------------------
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

                                                               Yes  X     No
                                                               ------     --

The number of shares of Common Stock outstanding as of the close of business on October 31, 2000:

                                                         Number of
                Class                               Shares Outstanding
   ---------------------------------                ------------------
   Common Stock, $0.33-1/3 par value                  1,310,545,193


================================================================================

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I -  Financial Information                                              2

          Item 1.  Financial Statements:

               Consolidated Condensed Balance Sheets -
                   September 30, 2000 and December 31, 1999                  3

               Consolidated Condensed Statements of Operations -
                   Three and Nine Months Ended September 30, 2000 and 1999   4

               Consolidated Condensed Statements of Changes in Stockholders'
                   Equity - Nine Months Ended September 30, 2000 and 1999    5

               Consolidated Condensed Statements of Cash Flows -
                   Nine Months Ended September 30, 2000 and 1999             6

               Notes to Consolidated Condensed Financial Statements         7-13

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           14-22

          Item 3.  Quantitative and Qualitative Disclosures
                   about Market Risk                                         22

Part II - Other Information                                                  23

          Item 1.  Legal Proceedings                                       23-25

          Item 6.  Exhibits and Reports on Form 8-K                          26

Signature                                                                    27

Exhibit Index                                                               EX-1

                         Part I - Financial Information
                         ------------------------------

AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by American Home Products Corporation (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2000 and December 31, 1999, and the results of its operations for the three months and nine months ended September 30, 2000 and 1999, and its cash flows and changes in stockholders' equity for the nine months ended September 30, 2000 and 1999. It is suggested that these financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2000 and June 30, 2000.

                    AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                          (In Thousands Except Per Share Amounts)

                                                                 September 30,       December 31,
                                                                     2000                1999
                                                                 ------------        ------------
ASSETS
Cash and cash equivalents                                          $3,179,112          $1,892,715
Marketable securities                                                 947,310             520,587
Accounts receivable less allowances                                 2,647,844           2,389,863
Inventories:
     Finished goods                                                   738,084             753,831
     Work in progress                                                 603,745             471,327
     Materials and supplies                                           391,256             382,802
                                                                 ------------        ------------
                                                                    1,733,085           1,607,960
Other current assets including deferred taxes                       1,763,593           1,781,307
Net Assets - Discontinued business held for sale                            -           4,192,346
                                                                 ------------        ------------
     Total Current Assets                                          10,270,944          12,384,778

Property, plant and equipment                                       7,199,444           6,392,948
Less accumulated depreciation                                       2,454,698           2,274,771
                                                                 ------------        ------------
                                                                    4,744,746           4,118,177
Goodwill and other intangibles, net of accumulated
     amortization                                                   4,697,744           4,823,309
Other assets including deferred taxes                               1,139,782           1,797,492
                                                                 ------------        ------------
     Total Assets                                                 $20,853,216         $23,123,756
                                                                 ============        ============

LIABILITIES
Loans payable                                                         $31,769          $1,880,816
Trade accounts payable                                                834,237             562,679
Accrued expenses                                                    4,560,748           3,809,525
Accrued federal and foreign taxes                                     838,168             227,363
                                                                 ------------        ------------
     Total Current Liabilities                                      6,264,922           6,480,383

Long-term debt                                                      3,483,080           3,606,423
Other noncurrent liabilities                                        3,867,668           5,925,313
Postretirement benefit obligations other than pensions                904,434             896,890

STOCKHOLDERS' EQUITY
$2 convertible preferred stock, par value $2.50 per share                  56                  61
Common stock, par value $0.33-1/3 per share                           435,898             434,639
Additional paid-in capital                                          3,701,705           3,392,705
Retained earnings                                                   2,871,832           3,000,827
Accumulated other comprehensive loss                                 (676,379)           (613,485)
                                                                 ------------        ------------
     Total Stockholders' Equity                                     6,333,112           6,214,747
                                                                 ------------        ------------
     Total Liabilities and Stockholders' Equity                   $20,853,216         $23,123,756
                                                                 ============        ============


The accompanying notes are an integral part of these consolidated condensed financial statements.

                                        AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                              (In Thousands Except Per Share Amounts)

                                                                               Three Months                 Nine Months
                                                                           Ended September 30,           Ended September 30,
                                                                        --------------------------   ---------------------------
                                                                            2000          1999           2000           1999
                                                                        ------------  ------------   ------------   ------------
Net sales                                                                $3,677,303    $3,191,040    $10,207,641     $8,792,253
                                                                        -----------   -----------    -----------    -----------
Cost of goods sold                                                          908,876       806,878      2,561,185      2,243,243
Selling, general and administrative expenses                              1,322,949     1,142,495      3,834,788      3,270,707
Research and development expenses                                           458,522       393,745      1,355,409      1,177,252
Interest expense (income), net                                              (22,679)       59,612         63,694        170,892
Other income, net                                                           (14,550)      (96,616)       (56,899)      (190,815)
Special charge                                                                    -             -              -         82,000
Litigation settlement                                                             -     4,750,000              -      4,750,000
Termination fee                                                                   -             -     (1,709,380)             -
                                                                        -----------   -----------    -----------    -----------
Income (loss) from continuing operations before
  federal and foreign taxes                                               1,024,185    (3,865,074)     4,158,844     (2,711,026)
Provision (benefit) for federal and foreign taxes                           262,085    (1,222,639)     1,238,001       (901,065)
                                                                        -----------   -----------    -----------    -----------
Income (loss) from continuing operations                                    762,100    (2,642,435)     2,920,843     (1,809,961)
                                                                        -----------   -----------    -----------    -----------

Discontinued Operations:
Income (loss) from operations of discontinued agricultural
  products business (net of federal and foreign taxes of
  $57,289 for the 2000 first nine months, and a tax benefit
  of $93,824 and $3,211 for 1999 third quarter and first
  nine months, respectively)                                                      -      (231,509)       103,346        (10,392)
Loss on disposal of agricultural products business
  (including federal and foreign tax charges of $855,248)                         -             -     (1,572,993)             -
                                                                        -----------   -----------    -----------    -----------

Total loss from discontinued operations                                           -      (231,509)    (1,469,647)       (10,392)
                                                                        -----------   -----------    -----------    -----------

Net income (loss)                                                          $762,100   ($2,873,944)    $1,451,196    ($1,820,353)
                                                                        ===========   ===========    ===========    ===========


Basic earnings (loss) per share from continuing operations                    $0.58        ($2.02)         $2.24         ($1.38)
Basic loss per share from discontinued operations                                 -         (0.18)         (1.13)         (0.01)
                                                                        -----------   -----------    -----------    -----------
Basic earnings (loss) per share                                               $0.58        ($2.20)         $1.11         ($1.39)
                                                                        ===========   ===========    ===========    ===========


Diluted earnings (loss) per share from continuing operations                  $0.58        ($2.02)         $2.21         ($1.38)
Diluted loss per share from discontinued operations                               -         (0.18)         (1.11)         (0.01)
                                                                        -----------   -----------    -----------    -----------
Diluted earnings (loss) per share                                             $0.58        ($2.20)         $1.10         ($1.39)
                                                                        ===========   ===========    ===========    ===========


Dividends per share of common stock                                          $0.230        $0.225         $0.690         $0.675
                                                                        ===========   ===========    ===========    ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                                        AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (In Thousands Except Per Share Amounts)

Nine Months Ended September 30, 2000:
                                                                                                    Accumulated
                                           $2 Convertible                Additional                    Other           Total
                                             Preferred        Common      Paid-in      Retained    Comprehensive   Stockholders'
                                               Stock          Stock       Capital      Earnings        Loss            Equity
                                           --------------   ----------   ----------   ----------   -------------   -------------
Balance at January 1, 2000                            $61     $434,639   $3,392,705   $3,000,827     ($613,485)       $6,214,747

Net income                                                                             1,451,196                       1,451,196
Currency translation adjustments                                                                       (76,413)          (76,413)
Unrealized gain on marketable
     securities                                                                                         13,519            13,519
                                                                                                                   -------------
Comprehensive income                                                                                                   1,388,302
                                                                                                                   -------------

Cash dividends declared (a)                                                           (1,200,723)                     (1,200,723)
Common stock acquired for treasury                              (2,472)     (16,316)    (374,289)                       (393,077)
Common stock issued                                              3,610      298,624                                      302,234
Conversion of preferred stock
     and other exchanges                               (5)         121       26,692       (5,179)                         21,629
                                              -----------   ----------   ----------   ----------    ----------     -------------
Balance at September 30, 2000                         $56     $435,898   $3,701,705   $2,871,832     ($676,379)       $6,333,112
                                              ===========   ==========   ==========   ==========    ==========     =============


Nine Months Ended September 30, 1999:

                                                                                                    Accumulated
                                           $2 Convertible                Additional                    Other           Total
                                             Preferred        Common      Paid-in      Retained    Comprehensive   Stockholders'
                                               Stock          Stock       Capital      Earnings        Loss            Equity
                                           --------------   ----------   ----------   ----------   -------------   -------------
Balance at January 1, 1999                            $64     $437,466   $3,072,874   $6,432,729     ($328,337)       $9,614,796

Net loss                                                                              (1,820,353)                     (1,820,353)
Currency translation adjustments                                                                      (254,565)         (254,565)
Unrealized loss on marketable
     securities                                                                                         (1,444)           (1,444)
                                                                                                                   -------------
Comprehensive loss                                                                                                    (2,076,362)
                                                                                                                   -------------

Cash dividends declared (b)                                                           (1,183,450)                     (1,183,450)
Common stock acquired for treasury                              (5,562)     (34,364)    (912,189)                       (952,115)
Common stock issued                                              3,011      203,166                                      206,177
Conversion of preferred stock
     and other exchanges                               (2)         186       23,915       (7,894)                         16,205
                                           --------------   ----------   ----------   ----------   -----------     -------------
Balance at September 30, 1999                         $62     $435,101   $3,265,591   $2,508,843     ($584,346)       $5,625,251
                                           ==============   ==========   ==========   ==========   ===========     =============

(a) Includes the 2000 fourth quarter common stock cash dividend of $0.23 per share ($303,885 in the aggregate) declared on September 21, 2000 and payable on December 1, 2000.

(b) Includes the 1999 fourth quarter common stock cash dividend of $0.23 per share ($300,232 in the aggregate) declared on September 23, 1999 and payable on December 1, 1999.

 The accompanying notes are an integral part of these consolidated condensed financial statements.


                          AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (In Thousands)

                                                                       Nine Months Ended September 30,
                                                                             2000            1999
                                                                       -------------     -------------
Operating Activities
--------------------
Income (loss) from continuing operations                                  $2,920,843       ($1,809,961)
Adjustments to reconcile income (loss) from continuing
operations to net cash provided from operating activities
of continuing operations:
   Litigation settlement                                                           -         4,750,000
   Special charge                                                                  -            82,000
   Gains on sales of assets                                                 (137,638)         (135,057)
   Depreciation and amortization                                             399,744           409,325
   Deferred income taxes                                                     704,575        (1,522,019)
   Changes in working capital, net                                             5,664            24,334
   Diet drug litigation payments                                          (2,242,816)                -
   Other items, net                                                          (16,900)          (85,695)
                                                                         -----------        ----------
Net cash provided from continuing operations                               1,633,472         1,712,927
Net cash provided from discontinued operations                                82,196            14,031
                                                                         -----------        ----------
Net cash provided from operating activities                                1,715,668         1,726,958
                                                                         -----------        ----------

Investing Activities
--------------------
Purchases of property, plant and equipment                                  (978,680)         (656,646)
Proceeds from sale of agricultural products business                       3,800,000                 -
Proceeds from sales of assets                                                198,894           225,848
Proceeds from sales and maturities of marketable securities                1,123,059           299,193
Purchases of marketable securities                                        (1,542,971)         (619,793)
                                                                         -----------        ----------
Net cash provided from (used for) investing activities                     2,600,302          (751,398)
                                                                         -----------        ----------

Financing Activities
--------------------
Net proceeds from (repayments of) debt                                    (2,017,501)        1,640,743
Dividends paid                                                              (896,838)         (883,218)
Exercises of stock options                                                   302,234           206,177
Purchases of common stock for treasury                                      (393,077)         (952,115)
                                                                         -----------        ----------
Net cash provided from (used for) financing activities                    (3,005,182)           11,587
                                                                         -----------        ----------
Effects of exchange rates on cash balances                                   (24,391)          (23,119)
                                                                         -----------        ----------
Increase in cash and cash equivalents                                      1,286,397           964,028
Cash and cash equivalents, beginning of period                             1,892,715         1,182,319
                                                                         -----------        ----------
Cash and cash equivalents, end of period                                  $3,179,112        $2,146,347
                                                                         ===========        ==========


Supplemental Information
------------------------
Interest payments                                                           $312,009          $269,070
Income tax payments, net of refunds                                          693,275           510,278


The accompanying notes are an integral part of these consolidated condensed financial statements.


               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.   Discontinued Operations
          -----------------------

          On June 30, 2000, the Company announced that it had completed the sale of the Cyanamid Agricultural Products business to BASF Aktiengesellschaft (BASF). The Cyanamid Agricultural Products business manufactures, distributes and sells crop protection and pest control products worldwide, such as herbicides, insecticides and fungicides. Under the terms of the definitive agreement dated as of March 20, 2000 and subsequently approved by the Federal Trade Commission and certain international regulatory agencies, BASF paid the Company $3,800,000,000 in cash and assumed certain debt. As a result, the Company recorded an after-tax loss on the sale of this business of $1,572,993,000 or $1.19 per share-diluted and reflected this business as a discontinued operation beginning in the 2000 first quarter. The loss on the sale included closing costs from the transaction and operating income of the discontinued business from April 1, 2000 through June 30, 2000 (the disposal date). The loss on the sale was due primarily to a difference in the basis of the net assets sold for financial reporting purposes compared to the Company's basis in such net assets for tax purposes. This difference related, for the most part, to goodwill which is not recognized for tax purposes. As a result, the transaction generated a taxable gain requiring the recording of a tax provision, in addition to a write-off of net assets in excess of the selling price. The Consolidated Condensed Financial Statements at December 31, 1999 and September 30, 1999 have been restated to reflect the Cyanamid Agricultural Products business as a discontinued operation. Operating results of discontinued operations were as follows:

                                                            Nine Months
(In thousands except per share amounts)                  Ended September 30,
                                                      -------------------------
                                                          2000          1999
                                                      ----------     ----------
Net sales                                               $546,790     $1,290,645
                                                      ----------     ----------

Income (loss) before federal and foreign taxes           160,635        (13,603)
Provision (benefit) for federal and foreign taxes         57,289         (3,211)
                                                      ----------     ----------
Income (loss) from operations of discontinued
   agricultural products business                        103,346        (10,392)
Loss on disposal of agricultural
   products business (including federal and
   foreign tax charges of $855,248)                   (1,572,993)             -
                                                      ----------     ----------

Loss from discontinued operations                    ($1,469,647)      ($10,392)
                                                     ===========     ==========

Diluted loss per share from discontinued operations       ($1.11)        ($0.01)
                                                     ===========     ==========

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

          In the 1999 third quarter, the Company recorded a litigation charge of $4,750,000,000 (net of $400,000,000 of insurance) regarding the use of the antiobesity products REDUX (dexfenfluramine) or PONDIMIN (fenfluramine), to provide for expected payments to the settlement funds contemplated by the comprehensive nationwide, class action settlement, other judgments and settlements (including claims for primary pulmonary hypertension (PPH) and any opt outs from the settlement) and future legal costs. During the 2000 first nine months, payments to the comprehensive nationwide, class action settlement fund, individual settlement payments, legal fees and other items totaling $2,242,816,000 were paid and applied against the litigation accrual. At September 30, 2000, $2,389,603,000 of the litigation accrual remained. On April 13, 2000, the Company announced that it would proceed with the comprehensive, nationwide settlement to resolve litigation brought against the Company related to the diet drug matters. Of the estimated 5.8 million diet drug users, approximately 300,000 individuals have registered for the settlement and approximately 45,000 opted out during the four-month initial opt-out period ended March 30, 2000. A majority of those who registered have elected the settlement's Accelerated Implementation Option, which provides for prompt benefits and resolves the claims of those class members. An amendment to the settlement agreement, dated July 20, 2000, related to the timing of payments by the Company into the proposed settlement fund, administration of the settlement trust and opt-out credits available to the Company. On August 28, 2000, Senior District Judge Louis C. Bechtle of the United States District Court for the Eastern District of Pennsylvania approved the comprehensive nationwide, class action settlement, for which approval has been appealed to the United States Court of Appeals for the Third Circuit. A decision on that appeal is not expected until next year.

          The Company anticipates that additional reserves will be required related to the diet drug matters and, while it is not possible to determine at this time the extent of such additional reserves, the Company believes, based on currently available information, that the additional reserves that will be recorded shall, in the aggregate, be lower than the $4,750,000,000 recorded in the 1999 third quarter. The Company currently expects to record a portion of the additional reserve during the 2000 fourth quarter. The Company will record additional reserves when information is available to estimate the liability.

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


Note 4.   Restructuring Program
          ---------------------

          In December 1998, the Company recorded a special charge for restructuring and related asset impairments of $343,600,000 to recognize costs of the reorganization of its worldwide supply chains and U.S. distribution systems, and the globalization of certain business units. The restructuring will result in the reduction of 4,100 positions worldwide offset, in part, by 1,000 newly created positions in the same functions at other locations. During the 2000 first nine months, the Company has continued its personnel reductions and has completed the closure of the third and final distribution center. The manufacturing plants are continuing their phase-out period. One plant was closed in the 2000 third quarter and four additional closures are expected in the 2000 fourth quarter. The costs associated with these plant closures are included in other closure/exit costs below and are anticipated to be realized after the facilities cease production and prior to disposal. As of September 30, 2000, approximately 3,100 positions had been eliminated. The activity in the restructuring accruals was as follows:

                                             Personnel  Other Closure/
(In thousands)                                 Costs      Exit Costs    Total
-------------------------------------------  ---------  -------------- --------
Restructuring accruals at December 31, 1999   $54,753      $79,261     $134,014
Cash expenditures                             (30,988)      (9,213)     (40,201)
                                              -------      -------     --------
Restructuring accruals at September 30, 2000  $23,765      $70,048      $93,813
                                              =======      =======     ========


Note 5.   Consolidation of Certain Subsidiaries
          -------------------------------------

          Effective January 1, 2000, the financial results of certain pharmaceutical subsidiaries in Japan and India, which were previously included on an equity basis, were consolidated in the results of the Company due to changes which gave the Company ability to exercise control over the operations of these affiliates. The consolidation of the subsidiaries resulted in higher net sales of 2% for the 2000 third quarter and first nine months; however, it had no impact on income from continuing operations in 2000.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 6.   Company Data by Operating Segment
          ---------------------------------

          The Company has three reportable segments: Pharmaceuticals, Consumer Health Care and Corporate.


                                                    Net Sales
                                 ----------------------------------------------
                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
($ in millions)                  ---------------------    ---------------------
Operating Segment                   2000        1999         2000         1999
--------------------             --------     --------    ---------    --------
Pharmaceuticals                  $3,030.2     $2,584.3     $8,453.8    $7,119.7
Consumer Health Care                647.1        606.7      1,753.8     1,672.6
                                 --------     --------    ---------    --------

Total                            $3,677.3     $3,191.0    $10,207.6    $8,792.3
                                 ========     ========    =========    ========


                                    Income (Loss) from Continuing Operations
                                       Before Federal and Foreign Taxes (1)
                                 ----------------------------------------------
                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
($ in millions)                  ---------------------     --------------------
Operating Segment                  2000         1999         2000        1999
--------------------             --------     --------     --------    --------
Pharmaceuticals                    $871.0       $795.1     $2,184.3    $1,973.2
Consumer Health Care                195.8        178.7        416.7       405.8
                                 --------     --------     --------    --------
                                  1,066.8        973.8      2,601.0     2,379.0

Corporate (2)                       (42.6)    (4,838.9)     1,557.8    (5,090.0)
                                 --------     --------     --------    --------
Total                            $1,024.2    ($3,865.1)    $4,158.8   ($2,711.0)
                                 ========     ========     ========    ========



          (1) The third quarter results included goodwill amortization for 2000 and 1999 as follows: Pharmaceuticals - $37.9 and $39.1, and Consumer Health Care - $8.0 and $8.4, respectively.

               The first nine months results included goodwill amortization for 2000 and 1999 as follows: Pharmaceuticals - $116.1 and $115.9, and Consumer Health Care - $24.0 and $24.5, respectively.

          (2) Corporate expenses for the 2000 first nine months included income of $1,709.4 resulting from the receipt of a $1,800.0 termination fee provided for under the merger agreement with Warner-Lambert Company offset, in part, by certain related expenses.

               Corporate expenses for the 1999 third quarter and first nine months included a litigation charge of $4,750.0 (net of $400.0 of insurance) in connection with litigation brought against the Company regarding the use of the antiobesity products REDUX or PONDIMIN. The charge provided for expected payments to settlement funds contemplated by the nationwide, class action settlement, other judgments and settlements (including claims for PPH and any opt outs from the settlement), and future legal costs.

               Corporate expenses for the 1999 first nine months included a special charge of $82.0 related to the suspension of shipments and voluntary market withdrawal of ROTASHIELD, the Company's rotavirus vaccine.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 7.   Earnings per Share
          ------------------

          The following table sets forth the computations of basic earnings
          (loss) per share and diluted earnings (loss) per share:

                                                         Three Months Ended                    Nine Months Ended
                                                             September 30,                        September 30,
                                                     ---------------------------         -----------------------------
(In thousands except per share amounts)                2000              1999               2000               1999
------------------------------------------------     ---------        ----------         ----------         ----------
Income (loss) from continuing operations less
  preferred dividends                                 $762,088       ($2,642,448)        $2,920,808        ($1,809,999)
Loss from discontinued operations                            -          (231,509)        (1,469,647)           (10,392)
                                                     ---------        ----------         ----------         ----------
Net income (loss) less preferred dividends            $762,088       ($2,873,957)        $1,451,161        ($1,820,391)
Denominator:
 Average number of common shares outstanding         1,305,478         1,306,853          1,304,915          1,309,652
                                                     ---------        ----------          ---------         ----------

Basic earnings (loss) per share from
  continuing operations                                  $0.58            ($2.02)             $2.24             ($1.38)
Basic loss per share from
  discontinued operations                                    -             (0.18)             (1.13)             (0.01)
                                                     ---------        ----------         ----------         ----------
Basic earnings (loss) per share                          $0.58            ($2.20)             $1.11             ($1.39)
                                                     =========        ==========         ==========         ==========

Income (loss) from continuing operations              $762,100       ($2,642,435)        $2,920,843        ($1,809,961)
Loss from discontinued operations                            -          (231,509)        (1,469,647)           (10,392)
                                                     ---------        ----------         ----------         ----------
Net income (loss)                                     $762,100       ($2,873,944)        $1,451,196        ($1,820,353)
Denominator:
  Average number of common shares outstanding        1,305,478         1,306,853          1,304,915          1,309,652
  Common share equivalents of outstanding stock
    options and deferred contingent common stock
    awards (*)                                          15,523                 -             15,786                  -
                                                     ---------        ----------         ----------         ----------
Total shares (*)                                     1,321,001         1,306,853          1,320,701          1,309,652
                                                     ---------        ----------         ----------         ----------

Diluted earnings (loss) per share from
  continuing operations (*)                              $0.58            ($2.02)             $2.21             ($1.38)
Diluted loss per share from
  discontinued operations (*)                                -             (0.18)             (1.11)             (0.01)
                                                     ---------        ----------         ----------         ----------
Diluted earnings (loss) per share (*)                    $0.58            ($2.20)             $1.10             ($1.39)
                                                     =========        ==========         ==========         ==========



(*) The average number of common shares outstanding for diluted loss per share for the 1999 third quarter and first nine months do not include common stock equivalents as the effect on the net loss would be antidilutive.
     Therefore, the average number of common shares outstanding for diluted loss per share is the same as for basic loss per share.

Note 8.   Immunex Stock Offering
          ----------------------

          In August 2000, the Company's majority-owned subsidiary, Immunex Corporation (Immunex) whose financial results are consolidated into the results of the Company, filed a shelf registration statement which allows Immunex to sell up to 20 million shares of newly-issued Immunex common stock in a primary offering and the Company to sell up to 40 million shares of Immunex common stock in a secondary offering. On October 19, 2000, Immunex filed a preliminary prospectus supplement with the SEC and on November 9, 2000, Immunex filed a registration statement with the SEC pursuant to rule 462(b) of the Securities Act of 1993, as amended, allowing the Company to increase the amount of

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          shares it will sell to 50 million shares. In addition, the Company granted the underwriters of this offering the right to purchase up to an additional 10.5 million shares of Immunex common stock that the Company owns, to cover underwriters' over-allotments. On November 10, 2000, the underwriters exercised their over-allotment option for an additional 10.5 million shares, resulting in a total sale by the Company in the public offering of 60.5 million shares. The offering is expected to close on November 15, 2000. Including the exercise of the over-allotments, anticipated net proceeds to the Company approximate $2,340,000,000.

          On October 31, 2000, the Company converted a $450,000,000 subordinated note into 15,544,041 newly issued shares of Immunex, increasing the Company's ownership in Immunex to approximately 55%.

          The net effect of the subordinated note conversion and the equity offering will reduce the Company's ownership in Immunex from approximately 55% to approximately 41%. Upon the reduction in ownership and based on amendments to the related governance agreement with Immunex which reduce the Company's control over the operations of Immunex, the Company will include the financial results of Immunex on an equity basis instead of consolidating such results.

          Key elements of the new business arrangements between the Company and Immunex include the future sale by the Company of its recently acquired biotech facility in Rhode Island to Immunex and the Company agreeing to supply up to $550,000,000 in financing guarantees relating to Immunex's financing of its proposed new research and technology center in Seattle, Washington. All existing licensing and marketing rights to ENBREL remain unchanged. The Company plans to use the net proceeds from the sale of its Immunex common stock for general corporate purposes.

Note 9.   Recently Issued Accounting Standards
          ------------------------------------

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133." SFAS No. 138 was issued to address a limited number of issues causing implementation difficulties for entities that apply SFAS No. 133. SFAS Nos. 133 and 138 require that all derivatives be measured at fair value and recognized as assets or liabilities on the balance sheet. Changes in the fair value of derivatives should be recognized in either net income (loss) or other comprehensive income
          (loss), depending on the designated purpose of the derivative. The Company is required to and will adopt SFAS No. 133 and SFAS No. 138 in the first quarter of fiscal 2001. Based on the Company's current activities, the Company does not believe that adoption of these pronouncements will have a material impact on the Company's results of operations, cash flows or financial position.

          In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 reemphasizes existing guidance related to revenue recognition, including criteria specified in the FASB's conceptual framework on timing of revenue recognition, and presentation and disclosure of revenue in the financial statements. SAB No. 101 must be implemented

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          by the fourth quarter of fiscal years beginning after December 15, 1999. The Company will implement SAB No. 101 in the 2000 fourth quarter. The Company does not believe that the implementation of SAB No. 101 will have a material impact on the Company's results of operations, cash flows or financial position.

          In May 2000, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 00-14, "Accounting for Certain Sales Incentives." Existing U.S. generally accepted accounting principles do not provide specific guidance on the accounting for sales incentives that companies offer to their customers. EITF No. 00-14 addresses the recognition, measurement and income statement classification for sales incentives offered voluntarily to customers. This guidance is required to be implemented by the Company in the 2000 fourth quarter. The Company is currently in compliance with the recognition and measurement aspects of EITF No. 00-14. The Company does not believe that the income statement classification requirement will have a material impact on net sales.

          In October 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125." SFAS No. 140 reviews criteria for accounting securitizations, other financial asset transfers and collateral, and introduces new disclosures. The new disclosure requirements must be implemented for fiscal years ending after December 15, 2000. The other provisions of SFAS No. 140 apply prospectively to the transfer of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 carries forward most of the provisions of SFAS No. 125 without amendment. The Company does not believe that this pronouncement will have a material impact on the Company's results of operations, cash flows or financial position.

Note 10.  Subsequent Event
          ----------------

          On November 6, 2000, the U.S. Food and Drug Administration (FDA) issued an advisory concerning all products that contain phenylpropanolamine (PPA) requesting that the industry voluntarily stop marketing all products that contain PPA. In direct response to this request, effective November 6, 2000, the Company ceased shipping only cough/cold products containing PPA and initiated a process to remove its PPA-containing cough/cold products from customer warehouses and retail store shelves.

          Also on November 6, 2000, the Company announced that it would begin to ship new formulations of DIMETAPP cough/cold products, which do not contain PPA, as early as the week of November 13, 2000. The Company had previously reformulated its ROBITUSSIN CF formula, the only product in the ROBITUSSIN line that contained PPA. The Company, which already markets a large number of non-PPA containing cough/cold products, is currently evaluating the impact that its actions resulting from the FDA advisory will have on the results of operations. In the opinion of the Company, these actions will not have a material adverse effect on its financial position or cash flows.

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

             Three Months and Nine Months Ended September 30, 2000

Results of Operations
---------------------

Management's discussion and analysis of results of operations for the 2000 third quarter and first nine months are presented on an as-reported basis, except for sales variation explanations which are presented on an as-reported and pro forma basis. Effective January 1, 2000, the financial results of certain pharmaceutical subsidiaries in Japan and India, which were previously included on an equity basis, were consolidated in the results of the Company. Pro forma sales results reflect the consolidation of these subsidiaries as of January 1, 1999. The consolidation of the subsidiaries had no impact on income from continuing operations in 2000.

On an as-reported basis, worldwide net sales for the 2000 third quarter and first nine months were 15% and 16% higher, respectively, compared with prior year levels. On a pro forma basis, worldwide net sales increased by 13% for the 2000 third quarter and 14% for the 2000 first nine months compared with prior year levels. The increase in pro forma worldwide net sales for the 2000 third quarter and first nine months was due primarily to higher worldwide sales of pharmaceuticals and, to a lesser extent, consumer health care products. Excluding the negative impact of foreign exchange, pro forma worldwide net sales increased 15% for the 2000 third quarter and 16% for the 2000 first nine months.

The following tables set forth worldwide net sales results by operating segment together with the percentage changes in "As-Reported" and "Pro Forma" worldwide net sales from the comparable periods in the prior year:

                                Net Sales
                           ----------------------
                            Three Months Ended
                                September 30,
($ in millions)            ----------------------    As-Reported     Pro Forma
Operating Segment             2000         1999      % Increase      % Increase
--------------------       ---------     --------    -----------     ----------
Pharmaceuticals             $3,030.2     $2,584.3            17%            14%
Consumer Health Care           647.1        606.7             7%             7%
                            --------     --------    -----------     ----------
Total                       $3,677.3     $3,191.0            15%            13%
                            ========     ========    ===========     ==========


                                 Net Sales
                           ----------------------
                             Nine Months Ended
                               September 30,
($ in millions)            ----------------------    As-Reported     Pro Forma
Operating Segment             2000         1999      % Increase      % Increase
--------------------       ---------     --------    -----------     ----------
Pharmaceuticals             $8,453.8     $7,119.7            19%            16%
Consumer Health Care         1,753.8      1,672.6             5%             5%
                           ---------     --------    -----------     ----------
Total                      $10,207.6     $8,792.3            16%            14%
                           =========     ========    ===========     ==========

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

             Three Months and Nine Months Ended September 30, 2000

On an as-reported basis, worldwide pharmaceutical sales increased 17% for the 2000 third quarter and 19% for the 2000 first nine months. On a pro forma basis, worldwide pharmaceutical sales increased 14% for the 2000 third quarter and 16% for the 2000 first nine months due primarily to higher sales of EFFEXOR XR (as a result of higher volume and expanded indications), PREVNAR (introduced in the 2000 first quarter and subsequently included in a government entitlement program for children), MENINGITEC (introduced in the United Kingdom in the 1999 fourth quarter), ENBREL and PROTONIX (introduced in the 2000 second quarter). Worldwide pharmaceutical sales for the 2000 first nine months also reflect higher sales of PREMARIN products offset, in part, by lower sales of LODINE (due to generic competition) and FACTOR VIII. Excluding the negative impact of foreign exchange, worldwide pharmaceutical sales increased 17% for the 2000 third quarter and 18% for the 2000 first nine months.

Worldwide consumer health care sales increased 7% for the 2000 third quarter and 5% for the 2000 first nine months led by higher sales of CENTRUM products (including CENTRUM PERFORMANCE which was launched in the U.S. in the 1999 fourth quarter), CALTRATE, FLEXAGEN (introduced in the U.S. in the 2000 second quarter), ADVIL and CHAPSTICK. Worldwide consumer health care sales for the 2000 first nine months also reflect lower sales of cough/cold/allergy products and ANACIN. Excluding the negative impact of foreign exchange, worldwide consumer health care sales increased 8% for the 2000 third quarter and 6% for the 2000 first nine months.

The following table sets forth, on a pro forma basis, the percentage changes in worldwide net sales by operating and geographic segment compared to the prior year, including the effect volume, price and foreign exchange had on these percentage changes:



                                 % Increase (Decrease)                        % Increase (Decrease)
                         Three Months Ended September 30, 2000       Nine Months Ended September 30, 2000
                         --------------------------------------     --------------------------------------

                                             Foreign    Total                          Foreign    Total
                        Volume    Price     Exchange  Net Sales     Volume    Price    Exchange  Net Sales
                        ------    -----     --------  ---------     ------    -----    --------  ---------
Pharmaceuticals
--------------------
U.S.                       13%       6%          -          19%       12%        8%         -          20%
International              13%      (1%)        (6%)         6%       15%        -         (6%)         9%
                        ------    -----     --------  ---------     ------    -----    --------  ---------
Total                      13%       4%         (3%)        14%       14%        4%        (2%)        16%
                        ======    =====     =======   =========     ======    =====    ========  =========

Consumer Health Care
--------------------
U.S.                        4%       -           -           4%        2%        1%         -           3%
International              13%       5%         (5%)        13%       11%        3%        (5%)         9%
                        ------    -----     -------   ---------     ------    -----    --------  ---------
Total                       7%       1%         (1%)         7%        5%        1%        (1%)         5%
                        ======    =====     =======   =========     ======    =====    ========  =========

Total
--------------------
U.S.                       11%       5%          -          16%       10%        6%         -          16%
International              13%       -          (6%)         7%       15%        -         (6%)         9%
                        ------    -----     -------   ---------     ------    -----    --------  ---------
Total                      12%       3%         (2%)        13%       12%        4%        (2%)        14%
                        ======    =====     =======   =========     ======    =====    ========  =========

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

             Three Months and Nine Months Ended September 30, 2000

Cost of goods sold, as a percentage of net sales, decreased to 24.7% for the 2000 third quarter compared to 25.3% for the 1999 third quarter and decreased slightly to 25.1% for the 2000 first nine months compared to 25.5% for the 1999 first nine months, due primarily to a favorable product mix in the pharmaceuticals segment. The lower cost of goods sold, as a percentage of net sales, for both the 2000 third quarter and first nine months were offset, in part, by increased royalty expenses, and costs associated with production and supply chain improvements at certain international sites.

Selling, general and administrative expenses increased 16% for the 2000 third quarter and 17% for the 2000 first nine months. Higher selling, general and administrative expenses were due primarily to higher selling and marketing expenses, including increased headcount related to recent pharmaceutical product launches, direct-to-consumer programs, promotional costs for significant established pharmaceutical products and additional sales force for rapid growth products. Since the beginning of 2000, the financial results of certain pharmaceutical subsidiaries in Japan and India were consolidated in the results of the Company as opposed to the inclusion of their earnings on an equity basis (classified as other income, net) in prior years. The selling and promotional expenses associated with Japan and India also contributed to the higher selling, general and administrative expenses for both periods.

Research and development expenses increased 16% for the 2000 third quarter and 15% for the 2000 first nine months due primarily to certain advancements and ongoing clinical trials of pharmaceuticals in several therapeutic categories. Also contributing to the increase in the 2000 first nine months were payments for existing licensing agreements.

The Company had interest income, net, of $22.7 million during the 2000 third quarter compared to interest expense, net, of $59.6 million in the 1999 third quarter. Interest expense (income), net, decreased 63% for the 2000 first nine months. These fluctuations were due primarily to an increase in interest income as a result of higher cash, cash equivalents and marketable securities, as well as lower debt resulting from the pay off of the $1.0 billion of 7.70% notes on February 15, 2000 with a portion of the proceeds from the Warner-Lambert Company termination fee. In addition, on June 30, 2000, the Company used a portion of the proceeds from the sale of the Cyanamid Agricultural Products business to pay down some of the outstanding commercial paper borrowings. Weighted average debt outstanding during the 2000 and 1999 third quarter was $2,803.2 million and $5,262.7 million, respectively. Weighted average debtoutstanding during the 2000 and 1999 first nine months was $4,186.4 million and $4,704.1 million, respectively.

Other income, net, decreased for the 2000 third quarter and first nine months due primarily to costs associated with a Consent Decree, payments for access to various pharmaceutical collaborations and costs related to a product discontinuation offset, in part, by insurance recoveries of environmental costs and lower Year 2000 conversion costs. In addition, during the 2000 first nine months the Company realized higher unfavorable foreign exchange. In conjunction with the Consent Decree identified above, the Company recorded a charge of $56.1 million ($36.5 million after-tax or $0.02 per share-diluted) which included payments to the U.S. Government and charges associated with actions required by

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

             Three Months and Nine Months Ended September 30, 2000

the FDA. In June 2000, the FDA performed an inspection of the Marietta, Pennsylvania and Pearl River, New York facilities and concluded that products manufactured in those facilities were not manufactured in conformity with current Good Manufacturing Practices (cGMP). The FDA documented its findings to the Company via a Form 483 written report. In October 2000, the Company announced that it had reached agreement with the FDA to enter into a Consent Decree to settle all issues involving the Marietta and Pearl River facilities. Pursuant to the Consent Decree, the Company will have a comprehensive cGMP inspection performed by expert consultants to determine compliance with cGMP. The Company continues to manufacture the products affected by the Consent Decree, as there were no provisions requiring the ceasing of manufacturing.

During the 2000 first quarter, the Company and Warner-Lambert Company terminated their merger agreement. The Company recorded income of $1,709.4 million ($1,111.1 million after-tax or $0.84 per share-diluted) in income from continuing operations resulting from the receipt of a $1,800.0 million termination fee provided for under the merger agreement offset, in part, by certain related expenses.

The following table sets forth worldwide income from continuing operations before federal and foreign taxes, by operating segment together with the percentage changes from the comparable periods in the prior year:

                                                   Income from Continuing Operations
                                                   Before Federal and Foreign Taxes (1)
                         ---------------------------------------------------------------------------------
                                     Three Months Ended                       Nine Months Ended
                                        September 30,                            September 30,
                         ---------------------------------------    --------------------------------------
($ in millions)
Operating Segment          2000            1999       % Increase       2000           1999      % Increase
--------------------     --------       ---------    -----------    --------      ---------     ----------
Pharmaceuticals            $871.0          $795.1          10%      $2,184.3       $1,973.2           11%
Consumer Health Care        195.8           178.7          10%         416.7          405.8            3%
                         --------       ---------    -----------    --------      ---------     ----------
                          1,066.8           973.8          10%       2,601.0        2,379.0            9%

Corporate (2)               (42.6)       (4,838.9)          -        1,557.8       (5,090.0)           -
                         --------       ---------    -----------    --------      ---------     ----------

Total (3)                $1,024.2       ($3,865.1)          -       $4,158.8      ($2,711.0)           -
                         ========       =========    ===========    ========      =========     ==========



(1) The third quarter results included goodwill amortization for 2000 and 1999 as follows: Pharmaceuticals - $37.9 and $39.1, and Consumer Health Care - $8.0 and $8.4, respectively.

     The first nine months results included goodwill amortization for 2000 and 1999 as follows: Pharmaceuticals - $116.1 and $115.9, and Consumer Health Care - $24.0 and $24.5, respectively.

(2) Corporate expenses for the 2000 first nine months included income of $1,709.4 resulting from the receipt of a $1,800.0 termination fee provided for under the merger agreement with Warner-Lambert Company offset, in part, by certain related expenses.

     Corporate expenses for the 1999 third quarter and first nine months included a litigation charge of $4,750.0 (net of $400.0 of insurance) in connection with litigation brought against the Company regarding the use of the antiobesity products REDUX or PONDIMIN. The charge provided for expected payments to settlement funds contemplated by the nationwide, class action settlement, other judgments and settlements (including claims for PPH and any opt outs from the settlement) and future legal costs.

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

             Three Months and Nine Months Ended September 30, 2000

     Corporate expenses for the 1999 first nine months included a special charge of $82.0 related to the suspension of shipments and the voluntary market withdrawal of ROTASHIELD, the Company's rotavirus vaccine.

     Excluding the termination fee, litigation charge and ROTASHIELD special charge from 2000 and 1999 results, Corporate expenses decreased by 52% for the 2000 third quarter and 41% for the 2000 first nine months.

(3) Excluding the termination fee, litigation charge and ROTASHIELD special charge from the 2000 and 1999 results, total income from continuing operations before federal and foreign taxes increased by 16% for the 2000 third quarter and 15% for the 2000 first nine months.

Worldwide pharmaceutical income from continuing operations before federal and foreign taxes increased 10% for the 2000 third quarter and 11% for the 2000 first nine months due primarily to increased worldwide sales offset, in part, by higher selling, general and administrative expenses, higher research and development expenses and lower other income, net. Payments for access to various pharmaceutical collaborations, a charge for the Consent Decree previously discussed and unfavorable foreign exchange contributed to lower other income, net.

Worldwide consumer health care income from continuing operations before federal and foreign taxes increased 10% for the 2000 third quarter and 3% for the 2000 first nine months due primarily to increased worldwide sales offset, in part, by higher selling, general and administrative expenses. Worldwide consumer health care income from continuing operations before federal and foreign taxes increased 10% in the 2000 third quarter compared to a 7% increase in worldwide consumer health care sales due primarily to lower marketing costs.

Excluding the Warner-Lambert Company termination fee, litigation charge, and ROTASHIELD special charge from the 2000 and the 1999 results, corporate expenses decreased 52% for the 2000 third quarter and 41% for the 2000 first nine months due primarily to insurance recoveries of environmental costs and lower interest expense, offset, in part, by costs related to a product discontinuance.

Excluding the effect of the Warner-Lambert Company termination fee and litigation charge from the 2000 and 1999 results, the effective tax rate of continuing operations for the 2000 third quarter decreased to 25.6% compared to 27.1% for the 1999 third quarter, and decreased to 26.1% for the 2000 first nine months from 27.5% for the 1999 first nine months. The decreases in these effective tax rates of continuing operations for the 2000 third quarter and first nine months were attributable to increased research tax credits and tax benefits from higher earnings in lower tax jurisdictions.

On June 30, 2000, the Company announced that it had completed the sale of the Cyanamid Agricultural Products business to BASF. Under the terms of the definitive agreement, BASF paid the Company $3,800.0 million in cash and assumed certain debt. As a result, the Company recorded an after-tax loss on the sale of this business of $1,573.0 million or $1.19 per share-diluted and reflected this business as a discontinued operation beginning in the 2000 first quarter. The loss on the sale included closing costs from the transaction and operating income of the discontinued business from April 1, 2000 through June 30, 2000 (the disposal date). (See Note 1 to the Consolidated Condensed Financial Statements).

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

             Three Months and Nine Months Ended September 30, 2000

Income and diluted earnings per share from continuing operations for the 2000 third quarter were $762.1 million and $0.58 compared to a loss and diluted loss per share from continuing operations of $2,642.4 million and $2.02 for the 1999 third quarter, respectively. The loss and diluted loss per share from continuing operations for the 1999 third quarter included the litigation charge of $3,287.5 million and $2.51, respectively. Excluding the litigation charge from the 1999 third quarter results, both income and diluted earnings per share from continuing operations for the 2000 third quarter increased 18% compared to 1999 third quarter results.

Income and diluted earnings per share from continuing operations for the 2000 first nine months were $2,920.8 million and $2.21 compared to a loss and diluted loss per share from continuing operations of $1,810.0 and $1.38 for the same period last year, respectively. Income and diluted earnings per share from continuing operations for the 2000 first nine months included income of $1,111.1 million and $0.84, respectively, resulting from the Warner-Lambert Company termination fee. The loss and diluted loss per share from continuing operations for the 1999 first nine months included the litigation charge discussed above, and a special charge of $53.0 million and $0.04, respectively, for the costs associated with the suspension of shipments and voluntary market withdrawal of ROTASHIELD, the Company's rotavirus vaccine. Excluding the aforementioned items from the 2000 and 1999 first nine months results, income and diluted earnings per share from continuing operations were $1,809.7 million and $1.37 for the 2000 first nine months compared to $1,530.5 million and $1.17 for the 1999 first nine months, increases of 18% and 17%, respectively. The increases in income and diluted earnings per share from continuing operations for the 2000 third quarter and first nine months were due primarily to additional worldwide sales of pharmaceuticals and to a lesser extent, consumer health care products, as well as lower interest expense, offset, in part, by higher selling, general and administrative expenses, research and development expenses, and lower other income, net.

Total net income and diluted earnings per share were $762.1 million and $0.58 for the 2000 third quarter compared to total net loss and diluted loss per share of $2,873.9 million and $2.20, respectively, for the same period last year. Total net income and diluted earnings per share were $1,451.2 million and $1.10 for the 2000 first nine months compared to total net loss and diluted loss per share of $1,820.4 million and $1.39 for the same period last year, respectively.

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

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

             Three Months and Nine Months Ended September 30, 2000

Competition
-----------

The Company operates in the highly competitive pharmaceutical and consumer health care industries. The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its sales or results of operations. PREMARIN, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products PREMPRO and PREMPHASE (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate), are the leaders in their categories and contribute significantly to sales and results of operations. PREMARIN'S natural composition is not subject to patent protection (although PREMPRO and PREMPHASE are subject to various patents). The principal uses of PREMARIN, PREMPRO and PREMPHASE are to manage the symptoms of menopause and to prevent osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and several of these products also have an approved indication for the prevention of osteoporosis. During the past several years, other manufacturers have introduced alternative products for the treatment and/or prevention of osteoporosis. New products containing different estrogens than those found in PREMPRO and PREMPHASE and having many of the same indications have also been introduced. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the FDA announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. At least one other company has announced that it is in the process of developing a generic version of PREMARIN from the same natural source, and the Company currently cannot predict the timing or outcome of these or any other efforts.

Liquidity, Financial Condition and Capital Resources
----------------------------------------------------

Cash and cash equivalents increased $1,286.4 million in the 2000 first nine months to $3,179.1 million. Proceeds from the sale of the Cyanamid Agricultural Products business of $3,800.0 million, cash flows from operating activities of $1,715.7 million (which included a termination fee, net of certain related expenses, received from Warner-Lambert Company of $1,709.4 million, and payments related to the REDUX and PONDIMIN litigation of $2,242.8 million), proceeds from sales and maturities of marketable securities of $1,123.1 million and proceeds from the exercises of stock options of $302.2 million were used principally for net repayments of debt of $2,017.5 million, purchases of marketable securities of $1,543.0 million, capital expenditures of $978.7 million, dividend payments of $896.8 million and purchases of common stock for treasury of $393.1 million.

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

             Three Months and Nine Months Ended September 30, 2000

The litigation payments in the 2000 first nine months may not be indicative of payments expected in future periods. Capital expenditures included strategic investments in manufacturing and distribution facilities worldwide and expansion of the Company's research and development facilities.

The Company's $1.0 billion of 7.70% notes, which matured on February 15, 2000, were classified as current at December 31, 1999. In addition, $841.6 million of outstanding commercial paper at December 31, 1999 was classified as current, representing the amount of the outstanding commercial paper borrowings in excess of the Company's $2.0 billion credit facility that supports the commercial paper program. The Company used a portion of the proceeds from the $1,800.0 million Warner-Lambert Company termination fee to pay off the $1.0 billion of 7.70% notes on February 15, 2000.

On June 30, 2000, upon completing the sale of the Cyanamid Agricultural Products business, the Company received $3,800.0 million in cash from BASF. The Company used a substantial portion of the proceeds to pay down outstanding commercial paper borrowings. The balance was invested in marketable securities and used for working capital needs.

At September 30, 2000, the fair value of the Company's outstanding debt was $3,532.2 million. If interest rates were to increase or decrease by one percentage point, the fair value of the long-term debt would decrease or increase by approximately $71.8 million.

The Company has established programs to protect against adverse changes in exchange rates due to foreign currency volatility. At September 30, 2000, the fair value of the $997.1 million notional amount of foreign currency contracts was a net receivable of $3.2 million. The foreign currency contracts consisted of purchased foreign exchange forward contracts and put options. If the value of the U.S. dollar were to increase or decrease by 10% in relation to all hedged foreign currencies, the net receivable would increase or decrease by approximately $13.0 million.

The notional amount related to the purchase of forward contracts designed to protect balance sheet exposures totaled $961.1 million. As foreign exchange rates change from period to period, the fluctuations in the fair value of the foreign exchange forward contracts are offset by fluctuations in the fair value of the underlying hedged transactions. The notional amount related to the purchase of local currency put options designed to protect future translation exposure totaled $36.0 million, all of which were considered speculative and were marked to market and recorded at fair value.

Management is confident that cash flows will be adequate to repay both the principal and interest on its outstanding obligations without requiring the disposition of any significant strategic core businesses and, further, to allow the Company to continue to fund its operations, the comprehensive nationwide, class action settlement fund and individual settlement payments, pay dividends, and maintain its ongoing programs of capital expenditures which are expected and currently tracking to be significantly higher in 2000 than in recent years. Proceeds received as a result of the termination of its merger agreement with Warner-Lambert Company and the disposition of its Cyanamid Agricultural Products business enhanced the Company's financial position and cash flows.

          Management's Discussion and Analysis of Financial Condition

                           and Results of Operations

             Three Months and Nine Months Ended September 30, 2000

ENBREL Supply
-------------

The market demand for ENBREL is growing and cannot be predicted with certainty. If demand for ENBREL continues to grow, it is expected that within the next year the sole source third party supplier will be unable to support growing market demand. This near term potential shortfall would continue unless and until the retrofitting of a Rhode Island facility is completed and approved, which is not expected to occur until the first half of 2002. If this facility is not completed and approved before supply constraints are encountered, future ENBREL sales could be restricted. The current plan for the longer term includes a new manufacturing facility that will be built in Ireland.

Cautionary Statements for Forward Looking Information
-----------------------------------------------------

This Form 10-Q, including management's discussion and analysis set forth above, contains certain forward-looking statements, including, among other things, statements regarding the Company's results of operations, Euro currency, competition, liquidity, financial condition and capital resources, ENBREL supply, the selling of a portion of Immunex common stock and the comprehensive, nationwide settlement relating to REDUX and PONDIMIN. These forward-looking statements are based on current expectations. Certain factors which could cause the Company's actual results to differ materially from expected and historical results have been identified by the Company in its other periodic reports filed with the SEC including the Company's 1999 Annual Report on Form 10-K and Exhibit 99 to such report, which exhibit is incorporated herein by reference.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

The Market Risk Disclosures appear on page 21, as set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                          Part II - Other Information
                          ---------------------------

Item 1.   Legal Proceedings
          -----------------

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2000 and June 30, 2000.

          On August 28, 2000, the United States District Court for the Eastern District of Pennsylvania issued an order approving the Company's comprehensive nationwide, class action settlement with individuals who used REDUX or PONDIMIN. (In Re Diet Drugs Products Liability Litigation, MDL No. 1203; Brown, et al. v. AHPC, No. 99-20593). Several appeals have been taken from that order to the United States Court of Appeals for the Third Circuit, which is expected to hear and decide the appeals sometime during 2001. Of the estimated 5.8 million diet drug users, approximately 300,000 individuals have registered for the settlement and approximately 45,000 opted out during the four-month initial opt-out period ended March 30, 2000. A majority of those who registered have elected the settlement's Accelerated Implementation Option, which provides for prompt benefits and resolves the claims of those class members. An amendment to the settlement agreement, dated July 20, 2000, related to the timing of payments by the Company into the proposed settlement fund, administration of the settlement trust and opt-out credits available to the Company.

          On September 21, 2000, the United States Court of Appeals for the Third Circuit affirmed the dismissal of Oran, et al. v. Stafford, et al. (No. 97-CV-4513 (NHP), U.S.D.C., D.N.J., a securities fraud putative shareholder class action arising out of the REDUX and PONDIMIN market withdrawal and related product liability litigation. The Oran plaintiffs have petitioned the court for reconsideration.

          In the litigation involving DURACT, the Company's non-narcotic analgesic pain reliever that was voluntarily withdrawn from the market, one additional putative personal injury class action has been filed. Walent v. Wyeth-Ayerst Laboratories Division of American Home Products Corporation, et al., No. 00CH 12660, Circ. Ct., Cook Cty., IL, seeks the certification of a class of individuals who were allegedly exposed to and who suffered injury from DURACT.

          The seizure in June 2000 from the Company's distribution centers in Tennessee and Puerto Rico of a small quantity of certain of the Company's products manufactured at the Company's Marietta, Pennsylvania facility has been resolved by a Consent Decree entered into in October 2000 with the Company's Wyeth-Ayerst Laboratories division, a related subsidiary and three employees. The seizure is more fully described in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000. The Consent Decree, which has been approved by the U.S. District Court for the Eastern District of Tennessee, among other things, requires the Company to make a payment of $30 million to the U.S. Government. The Consent Decree does not represent an admission by the Company or the employees of any violation of the Federal Food, Drug and Cosmetic Act or its regulations. The Consent Decree allows the continued manufacture of all of the products that the Company intends to manufacture at its Marietta, Pennsylvania facility, as well as the Company's Pearl River, New York facility, subject to review by independent consultants of manufacturing records prior to distribution of individual lots. In addition, the Consent Decree requires the following: a comprehensive inspection of the Marietta and Pearl River facilities by an expert consultant, actions by the Company to address any observations made by the consultant, and verification of the Company's actions by the expert consultant followed by an FDA inspection.

          A putative class action was filed against the Company on October 23, 2000 on behalf of a class of California citizens who have used and paid for any product containing PPA in the preceding four years, including certain products in the ROBITUSSIN and DIMETAPP lines sold by the Company's Whitehall-Robins Healthcare division. Webster v. Whitehall-Robins Healthcare, et al. (No. BC238953, Super. Ct., Los Angeles Cty., CA.). Plaintiffs claim that PPA is associated with an increased risk of hemorrhagic stroke and that the Company's marketing and advertising of PPA-containing products was false, deceptive and misleading, in violation of the California Business & Professions Code, in not disclosing that risk. Plaintiffs seek disgorgement or restitution of any moneys acquired by means of the alleged violation, as well as attorneys' fees. The Company intends to vigorously defend this case.

          Duramed Pharmaceuticals, Inc., which markets a hormone replacement therapy drug called Cenestin(R), filed a complaint against the Company (Duramed Pharmaceuticals, Inc. v. Wyeth-Ayerst Laboratories, Inc., No.-C-1-00-735, U.S.D.C., W.D. Ohio), alleging that the Company violated the antitrust laws through the use of exclusive contracts and "disguised" exclusive contracts in the sale of PREMARIN to managed care organizations, and misled the FDA in order to exclude competition to PREMARIN, but does not allege any violation of law with respect to such alleged practices. The Company believes that its conduct was lawful and that its pricing practices do not violate antitrust laws. The Company intends to vigorously defend this case.

          In the brand name prescription litigation, the Company and other defendants have entered into settlement agreements, which are subject to court approval in each state, to resolve the indirect purchaser cases in New Mexico, North Dakota, South Dakota and West Virginia. The Company's payments under these settlements amounted to approximately $420,000. While the Company believes that it had no liability in these cases, the settlements were made to resolve expensive and burdensome complex litigation. The settlements state that they shall not be deemed to be an admission or evidence of any wrongdoing by the Company or the truth of any of the claims alleged.

          The Company has also settled a case brought by Mississippi retailers (Montgomery Drug Company, et al. v. Upjohn Company, et al., No. 97-0103, Ch. Ct. Miss) that opted out of the Consolidated Class Action (In Re Brand Name Prescription Drugs Antitrust Litigation, MDL 997 N.D.Ill.). The terms of the settlement, which are not material to the Company, provide that it shall not be deemed to be an admission of or evidence of any violation of any statute or law or of any liability or wrongdoing by the Company.

          In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position, but could be material to the results of operations in any one accounting period.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)   Exhibits
                --------

                Exhibit No. Description
                ----------- -----------

                (3.2)       The Company's By-Laws, as amended to date

                (12)        Computation of Ratio of Earnings to Fixed Charges

                (27.1)      Financial Data Schedule - Period Ended September 30,
                            2000

                (27.2) Restated Financial Data Schedule - Period Ended September 30, 1999

                (99.1) Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended to date

                (99.2)      Consent Decree, dated October 3, 2000


          (b)   Reports on Form 8-K
                -------------------

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

                       AMERICAN HOME PRODUCTS CORPORATION
                       ----------------------------------
                                  (Registrant)

                       By /s/    Paul J. Jones
                          -------------------------------
                                 Paul J. Jones
                         Vice President and Comptroller
                           (Duly Authorized Signatory
                          and Chief Accounting Officer)



Date: November 14, 2000

                                 Exhibit Index
                                 -------------



          Exhibit No.    Description
          -----------    -----------

            (3.2)      The Company's By-Laws, as amended to date

            (12)       Computation of Ratio of Earnings to Fixed Charges

            (27.1)     Financial Data Schedule - Period Ended September 30, 2000

            (27.2) Restated Financial Data Schedule - Period Ended September 30, 1999

            (99.1) Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended to date

            (99.2)     Consent Decree, dated October 3, 2000


                                      EX-1