Form 10-K405
period 2000-12-31
AMERICAN HOME PRODUCTS CORP
filed 2001-03-16
CIK 5187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission file number
  December 31, 2000                                           1-1225
  -----------------                                           ------

                         AMERICAN HOME PRODUCTS CORPORATION
                         ----------------------------------
               (Exact name of registrant as specified in its charter)

                 Delaware                                 13-2526821
-----------------------------------------     ----------------------------------
   (State or other jurisdiction of             (I.R.S. Employer Identification
   incorporation or organization)                           Number)

   Five Giralda Farms, Madison, NJ                        07940-0874
-----------------------------------------     ----------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including
area code                                               (973) 660-5000
Securities registered pursuant to                       --------------
Section 12(b) of the Act:


                                                    Name of each exchange on
          Title of each class                           which registered
-----------------------------------------     ----------------------------------
$2 Convertible Preferred Stock, $2.50 par
value                                               New York Stock Exchange
-----------------------------------------     ----------------------------------
Common Stock, $0.33 - 1/3 par value                 New York Stock Exchange
-----------------------------------------     ----------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

Aggregate market value at March 2, 2001                    $80,853,128,750

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                                                            March 2, 2001
                                                            -------------

Common Stock, $0.33 - 1/3 par value                         1,313,617,039

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

(1) 2000 Annual Report to Stockholders - In Parts I, II and IV
--------------------------------------------------------------
(2) Proxy Statement will be filed on or about March 19, 2001 - In Part III
--------------------------------------------------------------------------

                                     PART I
                                     ------

ITEM 1.     BUSINESS
            --------

            General
            -------

            American Home Products Corporation (the "Company" or "AHPC"), a Delaware corporation organized in 1926, is currently engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in two primary businesses:
            Pharmaceuticals and Consumer Health Care. Pharmaceuticals include branded and generic human ethical pharmaceuticals, biologicals, nutritionals, and animal biologicals and pharmaceuticals. Principal products include women's health care products, infant nutritionals, cardiovascular products, neuroscience therapies, gastroenterology drugs, anti-infectives, vaccines, biopharmaceuticals, oncology therapies, musculoskeletal therapies and transplantation products. Principal animal health products include vaccines, pharmaceuticals, endectocides and growth implants. Consumer Health Care products include analgesics, cough/cold/allergy remedies, nutritional supplements, herbal products, and hemorrhoidal, antacid, asthma and other relief items sold over-the-counter.

            Unless stated to the contrary, or unless the context otherwise requires, references to the Company in this report include American Home Products Corporation and its majority-owned subsidiaries.

            In October 2000, the Company increased its ownership in Immunex Corporation ("Immunex") from approximately 53% to approximately 55% by converting a $450 million convertible subordinated note into 15,544,041 newly issued shares of common stock of Immunex. In November 2000, through a public equity offering, the Company sold
            60.5 million shares of Immunex common stock. Proceeds to the Company were approximately $2.405 billion resulting in a pre-tax gain on the sale of $2.061 billion. The public equity offering reduced the Company's ownership in Immunex from approximately 55% to approximately 41%, which represented the ownership at December 31, 2000. As a result of the reduction in ownership below 50%, the Company included the financial results of Immunex on an equity basis retroactive to January 1, 2000.

            On March 20, 2000, the Company signed a definitive agreement with BASF Aktiengesellschaft ("BASF") to sell the Cyanamid Agricultural Products business which manufactures, distributes, and sells crop protection and pest control products worldwide. On June 30, 2000, the sale was completed and BASF paid the Company $3.8 billion in cash and assumed certain debt. The Company recorded an after-tax loss on the sale of this business of $1.573 billion and reflected this business as a discontinued operation in the 2000 first quarter. The loss on the sale was due primarily to a difference in the basis of the net assets sold for financial reporting purposes compared with the Company's basis in such net assets for tax purposes. This difference related, for the most part, to goodwill which is not recognized for tax purposes. As a result, the transaction generated a taxable gain requiring the recording of a tax provision, in addition to a book loss related to a write-off of net assets in excess of the selling price.

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

            Additional information relating to the Solgar acquisition and the Cyanamid Agricultural Products and the Sherwood-Davis & Geck medical devices business dispositions is set forth in Note 2 of the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference. Also included in Note 2 is additional information relating to the sale of a portion of the Company's investment in Immunex common stock.

            Operating Segments
            ------------------

            Financial information, by operating segment, for the three years ended December 31, 2000 is set forth in Note 11 of the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

            The Company has three reportable segments: Pharmaceuticals, Consumer Health Care, and Corporate and All Other. The Company's Pharmaceuticals and Consumer Health Care reportable segments are strategic business units that offer different products and services. The reportable segments are managed separately because they manufacture, distribute and sell distinct products and provide services, which require various technologies and marketing strategies. The Company is not dependent on any single customer or major group of customers for its sales. The product designations appearing in differentiated type herein are trademarks.

            PHARMACEUTICALS SEGMENT

            The Pharmaceuticals segment manufactures, distributes, and sells branded and generic human ethical pharmaceuticals, biologicals, nutritionals, and animal biologicals and pharmaceuticals. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers, veterinarians, and other human and animal health care institutions. Some of these sales are made to large buying groups representing certain of these customers. Principal product categories for human use and their respective products are: women's health care products including PREMARIN, PREMPRO, PREMPHASE, LO/OVRAL (marketed as MIN-OVRAL internationally), ALESSE and TRIPHASIL (marketed as TRINORDIOL internationally); infant nutritionals including S26 and 2ND AGE PROMIL (international markets only); cardiovascular products including CORDARONE, ZIAC and INDERAL LA; neuroscience therapies including ATIVAN, EFFEXOR (marketed as EFEXOR internationally) and EFFEXOR XR; gastroenterology drugs including ZOTON (international markets only) and PROTONIX (U.S. market only); anti-infectives including MINOCIN and ZOSYN (marketed as TAZOCIN internationally); vaccines including PREVNAR (marketed as PREVENAR internationally) and MENINGITEC (international market only); biopharmaceuticals including BENEFIX Coagulation Factor IX (Recombinant); oncology therapies; musculoskeletal therapies including ENBREL (which is co-promoted in the United States by the Company under an agreement with Immunex), SYNVISC and TRAXAM; and transplantation products. Principal animal health product categories include vaccines, pharmaceuticals, endectocides including CYDECTIN, and growth implants. The Company manufactures these products in the United States and Puerto Rico, and 20 foreign countries.

            Sales of women's health care products in the aggregate, and the PREMARIN family of products individually, accounted for more than 10% of consolidated net revenue in 2000, 1999 and 1998. Additionally, women's health care products in the aggregate, and the PREMARIN family of products individually, were greater than 10% of consolidated operating income (loss) before taxes in 2000, 1999 and 1998. Except for the products noted above, no other single pharmaceutical product or category of products accounted for more than 10% of consolidated net revenue in 2000, 1999 or 1998.

            CONSUMER HEALTH CARE SEGMENT

            The Consumer Health Care segment manufactures, distributes and sells over-the-counter health care products. Principal consumer health care product categories and their respective products are: analgesics including ADVIL; cough/cold/allergy remedies including ROBITUSSIN and DIMETAPP; nutritional supplements including CENTRUM products, CALTRATE and SOLGAR products; herbal products and hemorrhoidal, antacid, asthma and other relief items including CHAP STICK. These products are generally sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising. These products are manufactured in the United States and Puerto Rico, and 14 foreign countries.

            No single consumer health care product or category of products accounted for more than 10% of consolidated net revenue in 2000, 1999 or 1998.

            CORPORATE AND ALL OTHER SEGMENT

            Corporate is responsible for the treasury, tax and legal operations of the Company's businesses and maintains and/or incurs certain assets, liabilities, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments. These items include special charges, interest expense and interest income, gains on the sales of investments and other corporate assets, including the sale of Immunex common stock, the $1.8 billion termination fee received from the Warner-Lambert Company, certain litigation provisions, including the REDUX and PONDIMIN litigation charges, goodwill impairment, the gain on the sale of the Sherwood-Davis & Geck medical devices business, and other miscellaneous items. All Other consists of the Sherwood-Davis & Geck medical devices business which the Company divested in February 1998.

            Sources and Availability of Raw Materials
            -----------------------------------------

            Generally, raw materials and packaging supplies are purchased in the open market from various outside vendors. The loss of any one source of supply would not have a material adverse effect on the Company's future results of operations. However, finished dosage forms of ENBREL (which is co-promoted in the United States by the Company under an agreement with Immunex) and PROTONIX are produced by one third-party manufacturer, and raw materials for certain oral contraceptives, EFFEXOR, EFFEXOR XR and ZOSYN are sourced from sole third-party suppliers.

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

            In the U.S. pharmaceuticals business, some of the Company's major products are not protected by patents. SYNVISC, a visco supplementation for treatment of osteoarthritis of the knee, will have patent protection until at least 2010. The anti-infective ZOSYN will have patent protection until at least 2007. The tumor necrosis factor receptor (TNFR) ENBREL (which is co-promoted in the United States by the Company under an agreement with Immunex), will have patent protection until at least 2014. The anti-depressant EFFEXOR will have patent protection until at least 2007 and EFFEXOR XR will have patent protection until at least 2017. PREMPRO, a combination estrogen and progestin product, will have patent protection until at least 2015. BENEFIX Coagulation Factor IX (Recombinant), a blood clotting factor for hemophilia B, will have patent protection until 2011. PREVNAR, the Company's seven-valent pneumococcal conjugate vaccine will have patent protection until 2004 and patent extension under the Waxman-Hatch Act has been applied for, which would extend this date until 2007. PROTONIX, the Company's product for the short-term treatment of erosive esophagitis, will have patent protection until 2007.

            Sales in the consumer health care business are largely supported by the Company's trademarks and brand names. These trademarks and brand names are a significant part of the Company's business and have a perpetual life as long as they remain in use. See "Competition" below for a discussion of generic and store brands competition.

            Seasonality
            -----------

            Sales of consumer health care products are affected by seasonal demand for cough/cold products and, as a result, second quarter results for consumer health care products tend to be lower than results in other quarters.

            Competition
            -----------

            PHARMACEUTICALS

            The Company operates in the highly competitive pharmaceutical industry, which includes the human ethical pharmaceutical and animal health businesses. Within these businesses, the Company has many major multinational competitors and numerous smaller domestic and foreign competitors. Based on net sales, the Company believes it ranks within the top 10 major competitors within the human ethical pharmaceutical industry and ranks within the top five major competitors within the animal health industry.

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

            PREMARIN, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products PREMPRO and PREMPHASE (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate), are the leaders in their categories and contribute significantly to net revenue and results of operations. PREMARIN's natural composition is not subject to patent protection (although PREMPRO has patent protection). The principal uses of PREMARIN, PREMPRO and PREMPHASE are to manage the symptoms of menopause and to prevent osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and several of these products also have an approved indication for the prevention of osteoporosis. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. New products containing different estrogens than those found in PREMPRO and PREMPHASE and having many forms of the same indications have also been introduced. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the U.S. Food and Drug Administration ("FDA") announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalents to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. At least one other company has announced that it is in the process of developing a generic version of PREMARIN from the same natural source, and the Company currently cannot predict the timing or outcome of these or any other efforts.

            Health care costs will continue to be the subject of attention in both the public and private sectors in the United States. Similarly, health care spending, including pharmaceutical pricing, is subject to increasing governmental review in international markets. While the Company cannot predict the impact future health care initiatives may have on the Company's worldwide results of operations, the Company believes that the pharmaceutical industry will continue to play a very positive role in helping to contain global health care costs through the development of innovative products.

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

            The growth of generic and store brands continued to impact some of the Company's consumer health care branded product line categories in 2000 and is expected to continue during 2001.

            GENERAL

            In all business segments, advertising and promotional expenditures are significant costs to the Company and are necessary to effectively communicate information concerning the Company's products to health professionals, the trade and consumers.

            Research and Development
            ------------------------

            Worldwide research and development activities are focused on developing and bringing to market new products to treat and/or prevent some of the most serious health care problems. Research and development expenditures totaled approximately $1.688 billion in 2000, $1.588 billion in 1999, and $1.476 billion in 1998 with approximately 96%, 95% and 94% of these expenditures in the pharmaceutical area in 2000, 1999 and 1998, respectively.

            The Company currently has seven New Drug Applications and 15 Supplemental Drug Applications filed with the FDA for review, and 112 active Investigational New Drug Applications and one preliminary market approval application. During 2000, several major collaborative research and development arrangements were initiated or continued with other pharmaceutical and biotechnology companies. Additionally, the animal health business has 59 Veterinary Biologics License Applications awaiting approval by the U.S. Department of Agriculture ("USDA"), and one application for a new product awaiting approval by the U.S. Environmental Protection Agency ("EPA"). Certain approvals outside the United States are also pending.

            In 2000, FDA approval was granted for PREVNAR, the first vaccine to help prevent invasive pneumococcal disease in infants and toddlers, and PROTONIX, the newest of the gastrointestinal drug class known as proton pump inhibitors, which is indicated for the short-term (up to sixteen weeks) treatment in the healing and symptomatic relief of erosive esophagitis. Also, during 2000, the FDA approved MYLOTARG, the first targeted chemotherapy agent using monoclonal antibody technology, and a new indication for ALTACE (which is co-promoted with King Pharmaceuticals, Inc.), an angiotensin-converting-enzyme (ACE) inhibitor, to reduce the risk of stroke, heart attack and death from cardiovascular causes in patients over 55 at risk for cardiovascular disease. Existing product lines expanded for new indications were EFFEXOR XR, an antidepressant, which was approved in the United States for long-term treatment of generalized anxiety disorder, and ENBREL (which is co-promoted in the United States by the Company under an agreement with Immunex) received approval for inhibiting the progression of structural damage in the joints of early rheumatoid arthritis patients. Additionally, regulatory submissions were filed for new, lower-dose formulations of PREMARIN and PREMARIN/MPA products and a regulatory submission was filed in the United States during the year for FLUMIST, the first intranasal flu vaccine. Regulatory review of rhBMP-2, a unique recombinant protein that stimulates bone growth to facilitate the healing of long bone fractures requiring open surgical management, began early in 2001.

            Regulation
            ----------

            The Company's various health care products are subject to regulation by government agencies throughout the world. The primary emphasis of these requirements is to assure the safety and effectiveness of the Company's products. In the United States, the FDA, under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act, regulates many of the Company's health care products, including human and animal pharmaceuticals, vaccines, consumer health care products and dietary supplements. The Federal Trade Commission ("FTC") has the authority to regulate the promotion and advertising of consumer health care products including over-the-counter drugs and dietary supplements. The USDA regulates the Company's domestic animal vaccine products. The FDA's enforcement powers include the imposition of criminal and civil sanctions against companies, including seizures of regulated products, and criminal sanctions against individuals. The FDA's enforcement powers also include its inspection of the numerous facilities operated by the Company. To facilitate compliance, the Company from time to time may institute voluntary compliance actions such as product recalls when it believes it is appropriate to do so. In addition, many states have similar regulatory requirements. Most of the Company's pharmaceutical products, and an increasing number of its consumer health care products, are regulated under the FDA's new drug approval processes, which mandate pre-market approval of all new drugs. Such processes require extensive time, testing and documentation for approval, resulting in significant costs for new product introductions. The Company's U.S. pharmaceutical business is also affected by the Controlled Substances Act, administered by the Drug Enforcement Administration, which regulates strictly all narcotic and habit-forming drug substances. In addition, in the international countries where the Company does business, it is subject to regulatory and legislative climates that, in many instances, are similar to or more restrictive than that described above. The Company devotes significant resources to dealing with the extensive federal, state and local regulatory requirements applicable to its products in the United States and internationally.

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

            The Company's Wyeth-Ayerst Laboratories division, a related subsidiary and three employees (including an executive officer of the Company) are subject to a consent decree entered into with the FDA in October 2000 following the seizure in June 2000 from the Company's distribution centers in Tennessee and Puerto Rico of a small quantity of certain of the Company's products manufactured at the Company's Marietta, Pennsylvania facility. The seizures were based on FDA allegations that products were not manufactured in accordance with current Good Manufacturing Practices. Prior to the seizure, the Company had ceased production at portions of the Marietta facility in order to implement process and facility improvements. The consent decree, which has been approved by the U.S. District Court for the Eastern District of Tennessee, does not represent an admission by the Company or the employees of any violation of the Federal Food, Drug and Cosmetic Act or its regulations. Under the consent decree, the Company paid $30 million to the U.S. government. The consent decree allows the continued manufacture of all of the products that the Company intends to manufacture at its Marietta, Pennsylvania facility, as well as the Company's Pearl River, New York facility, subject to review by independent consultants of manufacturing records prior to distribution of individual lots. In addition, the consent decree requires a comprehensive inspection of the Marietta and Pearl River facilities by an expert consultant, actions by the Company to address any observations made by the consultant, and verification of the Company's actions by the expert consultant followed by an FDA inspection.

            Environmental
            -------------

            Certain of the Company's operations are affected by a variety of federal, state and local environmental protection laws and regulations and the Company has, in a number of instances, been notified of its potential responsibility relating to the generation, storage, treatment and disposal of hazardous waste. In addition, the Company has been advised that it may be a responsible party in several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), commonly known as Superfund (See Item 3. Legal Proceedings). In connection with the spin-off in 1993 by American Cyanamid Company ("Cyanamid") of Cytec Industries Inc. ("Cytec"), Cyanamid's former chemicals business, Cytec assumed the environmental liabilities relating to the chemicals businesses, except for the former chemical business site at Bound Brook, New Jersey, and certain sites for which there is shared responsibility between Cyanamid and Cytec. This assumption is not binding on third parties, and if Cytec were unable to satisfy these liabilities, they would, in the absence of other circumstances, be enforceable against Cyanamid. The Company has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

            Additional information on environmental matters is set forth in Notes 5 and 10 of the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

            Employees
            ---------

            At the end of 2000, the Company had 48,036 employees worldwide, with 25,490 employed in the United States including Puerto Rico. Approximately 21% of worldwide employees are represented by various collective bargaining groups. Relations with most organized labor groups remain relatively stable.

            Financial Information about the Company's Domestic and International
            --------------------------------------------------------------------
            Operations
            ----------

            Financial information about U.S. and international operations for the three years ended December 31, 2000 is set forth in Note 11 of the Notes to Consolidated Financial Statements in the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

            The Company's operations outside the United States are conducted primarily through subsidiaries. International net revenue in 2000 amounted to 40% of the Company's total worldwide net revenue.

            The Company's international businesses are subject to risks of currency fluctuations, governmental actions and other governmental proceedings which are inherent in conducting business outside of the United States. The Company does not regard these factors as deterrents to maintaining or expanding its non-U.S. operations. Additional information about international operations is set forth under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2000 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 2.     PROPERTIES
            ----------

            The Company's corporate headquarters and the headquarters of its domestic and international consumer health care business are located in Madison, New Jersey. The Company's domestic and international human ethical pharmaceutical operations are headquartered in leased facilities located in Radnor and St. Davids, Pennsylvania. The Company's animal health business is headquartered in Overland Park, Kansas, a leased facility. The Company's international subsidiaries and affiliates, which generally own their properties, have manufacturing facilities in 20 countries outside the United States.

            The properties listed below are the principal manufacturing plants
            (M) and research laboratories (R) of the Company as of December 31, 2000, listed in alphabetical order by state or country. All of these properties are owned except certain facilities in Cambridge, Massachusetts, Cherry Hill, New Jersey, Radnor, Pennsylvania, Guayama, Puerto Rico and Suzhou, China which are under lease. The Company also owns or leases a number of other smaller properties worldwide which are used for manufacturing, research, warehousing and office space.

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

               International:
               St. Laurent, Canada (M, R)
               Suzhou, China (M)
               Havant, England (M, R)
               Askeaton, Ireland (M, R)
               Newbridge, Ireland (M)
               Catania, Italy (M, R)
               Vallejo, Mexico (M)
               Weesp, Netherlands (M, R)
               Cabuyao, Philippines (M)
               Gerona, Spain (M, R)
               Hsin-Chu Hsien, Taiwan (M)

            All of the above facilities are exclusively pharmaceutical facilities except for Pearl River, New York, Rouses Point, New York, Guayama, Puerto Rico, Richmond, Virginia, St. Laurent, Canada, Suzhou, China, Havant, England, Newbridge, Ireland, Vallejo, Mexico and Hsin-Chu Hsien, Taiwan which are both pharmaceutical and consumer health care facilities.

            The Company has pharmaceutical manufacturing facilities under construction in Dublin, Ireland, Singapore and West Greenwich, Rhode Island. Further, the Company purchased a facility in Collegeville, Pennsylvania, which is being prepared to serve as the headquarters for the pharmaceutical business and pharmaceutical research.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

            The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims.

            On October 7, 1999, the Company announced that it had reached a nationwide, class action settlement (or "the settlement") to resolve litigation against the Company regarding the use of the diet drugs REDUX (dexfenfluramine hydrochloride capsules) C-IV or PONDIMIN (fenfluramine hydrochloride) C-IV tablets. The Company's Wyeth-Ayerst Laboratories Division had announced a voluntary and immediate withdrawal of these products in September 1997. The Company took this action on the basis of new, preliminary information provided to the Company on September 12, 1997 by the FDA regarding heart valve abnormalities in patients using these medications. The Company estimates that approximately 5.8 million people used these medications in the United States.

            The nationwide, class action settlement is open to all REDUX or PONDIMIN users in the United States, regardless of whether they have lawsuits pending, and offers a range of benefits depending on a participant's particular circumstances, including: a refund program for the cost of the drugs; medical screening; additional medical services and cash payments; and compensation in the event of serious heart valve problems. The settlement terms are reflected in a settlement agreement executed on November 19, 1999 (In Re Diet Drugs Products Liability Litigation, MDL No. 1203; Brown, et al. v. AHPC, No. 99-20593, U.S.D.C., E.D. Pa.). The settlement covers all claims arising out of the use of REDUX or PONDIMIN, except for claims of primary pulmonary hypertension ("PPH"). The settlement provides opportunities during three different time periods for claimants to opt out of the settlement. The settlement agreement states that it shall not be construed to be an admission or evidence of any liability or wrongdoing whatsoever by the Company or the truth of any of the claims alleged.

            Payments by AHPC into the settlement funds may continue for approximately 16 years after final judicial approval, if needed, to provide settlement benefits to members of the class. Future payments will be made only as and if needed. In addition, AHPC will receive credits for future payments to persons who opt out of the settlement under certain circumstances. A reserve in the amount of $4.75 billion was established in the 1999 third quarter to provide for expected payments to the settlement funds, other judgments and settlements (including claims for PPH and any opt outs from the settlement), and legal costs, net of insurance. In the 2000 fourth quarter, the Company recorded an additional $7.50 billion reserve. The combination of these two charges represents the estimated total amount required to resolve all diet drug litigation, including all anticipated payments in connection with the nationwide, class action settlement, payments to the approximately 40,000 opt out claimants with whom the Company has agreed to settle, and all anticipated payments to resolve the claims of the remaining approximately 10,000 opt outs and any PPH claimants, as well as all legal fees and other costs.

            On November 23, 1999, United States District Judge Louis C. Bechtle, the judge overseeing the federal MDL litigation in Philadelphia, granted preliminary approval of the settlement and directed that notice of the settlement terms be provided to class members. The notice program began in December 1999. On April 13, 2000, following the close of the four-month initial opt-out period on March 30, 2000, the Company announced that it would not exercise its option to withdraw from the nationwide diet drug settlement. As of March 2001, approximately 265,000 individuals had registered for the settlement The majority of those who have registered have elected the settlement's Accelerated Implementation Option, which provides for prompt benefits and resolves the claims of those class members. Approximately 50,000 individuals have opted out of the settlement.

            In early May 2000, the District Court held a hearing on the fairness of the terms of the settlement, with an additional one-day hearing on August 10, 2000. On August 28, 2000, the District Court issued an order approving the settlement. Several appeals have been taken from that order to the United States Court of Appeals for the Third Circuit, which is expected to hear and decide the appeals sometime during 2001.

            As of March 2001, the Company has reached agreements or agreements in principle to settle the claims of approximately 40,000, or 80%, of those individuals who opted out of the settlement. There are approximately 10,000 opt outs remaining. As of March 2001, the Company has been served or is aware that it has been named as a defendant in approximately 2,800 pending lawsuits brought by individuals who have opted out of the national settlement and who have not yet agreed to a settlement of their claims. These individuals allege injury as a result of their use of PONDIMIN and/or REDUX, either individually or in combination with the prescription drug phentermine (which the Company does not manufacture, distribute or market).

            On June 27, 2000, a jury in the Oregon Circuit Court, Coos County, hearing the cases of Juanita Batson v. Wyeth-Ayerst Laboratories Division of American Home Products Corporation, et al., No. 99CV0306, and Richard Wirt v. Wyeth-Ayerst Laboratories Division of American Home Products Corporation, et al., No. 99CV0307, returned verdicts in the combined amounts of $3.897 million in compensatory damages and $25.350 million in punitive damages. Following the verdicts, and prior to post-trial motions, the cases were settled.

            The Company was also named as a defendant in two shareholder lawsuits arising out of the REDUX and PONDIMIN withdrawal. Oran, et al. v. Stafford, et al. (No. 97-CV-4513 (NHP), U.S.D.C., D.N.J.), which was commenced on September 18, 1997, was a securities fraud putative class action in which plaintiffs alleged that the Company (and nine officers and directors named as controlling persons under Section 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act")) engaged in a plan to defraud the market and purchasers of AHPC Common Stock in violation of Section 10(b) of the Exchange Act and SEC Rule 10b-5 by failing to disclose material facts or making material misstatements of fact regarding alleged adverse events associated with REDUX and PONDIMIN, in particular the alleged association between those two products and valvular heart disease. In February 1999, the Oran case was dismissed with prejudice by the U.S. District Court for the District of New Jersey. In September 2000, that dismissal was affirmed by the United States Court of Appeals for the Third Circuit and the case has now been closed. Grill v. Stafford, et al., (No. MRS-L-164-98, N.J. Sup. Ct., Morris Cty.), which was commenced on January 14, 1998, is a shareholder derivative action filed against the Company, certain directors, a former director and officer of the Company, and certain officers which seeks to recover any losses or damages sustained by the Company, as well as profits from the sale of stock by present and former officers and directors, as a result of alleged intentional, reckless or negligent breaches of fiduciary duty by the defendants. The complaint contains allegations that the defendants made material misstatements or omissions regarding alleged adverse events associated with REDUX and/or PONDIMIN (and in particular an alleged association between those two products and valvular heart disease), exposing the Company to liability for personal injury lawsuits and securities claims. The Grill action was stayed during the pendency of the Oran case and the Company has now moved to dismiss the Grill action.

            Interneuron Pharmaceuticals, Inc., the Company's licensor and marketing partner for REDUX is the plaintiff in a lawsuit against the Company (Interneuron Pharmaceuticals, Inc. v. American Home Products Corp., No. 00-294 F, Superior Ct., Middlesex Cty., MA) alleging that, beginning in February 1997, the Company withheld from Interneuron information regarding adverse events reported to the Company in connection with the use of PONDIMIN. Interneuron claims that the Company's failure to disclose the PONDIMIN information denied Interneuron the opportunity to communicate directly with the FDA on appropriate changes to the REDUX labeling, to make appropriate disclosures to Interneuron shareholders and to the financial markets, or to take any other steps to mitigate or prevent harm to Interneuron's reputation. An amended complaint includes claims for treble damages under the Massachusetts Deceptive Practices Act, as well as causes of action for fraud, negligent misrepresentation, breach of contract, and breach of the implied covenant of good faith and fair dealing. Interneuron seeks damages for lost profits and royalties from sales of REDUX, lost value to its common stock, damage to its reputation and loss of other business opportunities.

            In the litigation involving alleged injuries as a result of the use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestel, the Company announced in September 1999 it had reached an agreement with plaintiffs' counsel representing virtually all of the NORPLANT SYSTEM plaintiffs to settle the then-pending NORPLANT SYSTEM lawsuits for $1,500 per claimant. The settlement proposal was communicated by plaintiffs' attorneys to their clients with a recommendation that the clients accept the offer. As of December 31, 2000, releases had been received from 32,202 plaintiffs pursuant to the settlement program. At present, with the exception of the possible Louisiana class discussed below, only approximately 5,032 NORPLANT SYSTEM plaintiffs have not settled their claims. The vast majority of the unsettled claimants are believed to be individuals who have themselves or through their counsel abandoned their claims.

            During 2000, a Texas appeals court reversed the only NORPLANT SYSTEM judgment rendered against the Company (a $38,000 judgment in favor of plaintiff Emilia Medrano in Davis, et al. v. AHPC, et al., No. B-150,760, District Court, Jefferson Cty., Texas) and, on the record before it, rendered judgment in favor of the Company, dismissing the case.

            In Louisiana, a motion to certify a statewide class of NORPLANT SYSTEM users remains pending. (Davis v. American Home Products Corporation, No. CDC 94-11684, Orleans Parish). The Company intends to oppose class certification, which has been denied repeatedly in the NORPLANT SYSTEM litigation at both the federal and state level.

            In litigation involving DURACT, the Company's non-narcotic analgesic pain reliever which was voluntarily withdrawn from the market, three putative personal injury class actions are pending. Chimento, et al.
            v. Wyeth-Ayerst, et al., filed in the District Court of Louisiana for the Parish of St. Bernard, and Martin, et al. v. Wyeth-Ayerst, et al., filed in the District Court of Louisiana for Orleans Parish, each seek the certification of a class of Louisiana residents who were exposed to and who suffered injury from DURACT. Plaintiffs in both cases seek compensatory and punitive damages, the refund of all purchase costs, and the creation of a court-supervised medical monitoring program for the diagnosis and treatment of liver damage and related conditions allegedly caused by DURACT. Walent v. Wyeth-Ayerst Laboratories, a Division of American Home Products Corporation, et al., No. 00CH12660, Circ. Ct., Cook Cty., IL, seeks the certification of a nationwide class of individuals who were allegedly exposed to and suffered injury from DURACT. In addition to the foregoing, a class action seeking recovery of economic damages only has also been filed. Rivera, et al. v. Wyeth-Ayerst Laboratories Company, et al., No. G-00-345, U.S.D.C., S.D. Tex., seeks economic damages and a refund of product purchase costs only in a class of individuals who ingested DURACT or paid for its use. No personal injuries are alleged among the Rivera class members. In December 2000, the Rivera case was certified as a class action. That decision is now on appeal to the United States Court of Appeals for the Fifth Circuit. There are also a total of 17 individual lawsuits pending involving former DURACT users alleging myriad injuries, from gastrointestinal upset and distress to liver transplant and death.

            A statewide class action has been filed in the Pennsylvania Court of Common Pleas, Delaware County, on behalf of a proposed class consisting of all persons who have been administered and paid for, in whole or in part, the Company's ROTASHIELD vaccine. (Lennon, et al. v. Wyeth-Ayerst, et al., No. 99-13101). The complaint alleges breach of contract, breach of warranty, unjust enrichment and violation of the Pennsylvania Unfair Trade Practices Act and seeks minimum damages of $100 per class member plus treble damages and attorneys' fees. During 2000, the Lennon case was dismissed; plaintiffs are appealing the dismissal.

            The Company has been named as a defendant in five lawsuits in which plaintiffs purport to represent a statewide class of health care workers who have been injured by needle and syringe devices manufactured by the Company's former Sherwood-Davis & Geck subsidiary. The complaints have been filed in Alabama (Daniels v. AHPC, et al., No. 2757-G, Circ. Ct., Montgomery Cty.), New York (Benner v. Sherwood Medical Company, et al., No. 111372, Sup. Ct., New York Cty.), Oklahoma (Palmer v. AHPC, et al., No. CJ-98-685, Dist. Ct., Sequoyah Cty.), Texas (Usrey v. Becton Dickinson, et al., No. 342-173329-98, Dist. Ct., Tarrant Cty.), and South Carolina (Bates v. AHPC et al., No. 98-CP-40-4343, Circ. Ct., Richland Cty.) and all contain virtually identical allegations. Each names AHPC, Becton Dickinson and Company, Sherwood's largest competitor, and Tyco International (U.S.) Inc., Sherwood's current corporate owner, as well as several distributors of medical devices. The complaints allege that the needle and syringe devices designed and manufactured by Sherwood are defective in that they expose health care workers to the risk of accidental needle sticks and the resultant possibility of acquiring blood-borne diseases. Each named plaintiff seeks to represent a statewide class of health care workers who have sustained a "contaminated" needle stick, reported the incident to their employer and have tested negative for a blood-borne disease. The complaints seek recovery for the costs of medical testing and treatment for the needle sticks, although plaintiffs in the New York case also seek emotional distress damages allegedly arising out of the fear of contracting a disease from the incidents. Similar actions brought in California, New Jersey, Ohio, Pennsylvania and Florida have each been dismissed. The Company is being defended and indemnified in each of these cases by Tyco with respect to injuries alleged to have occurred after February 27, 1998, the date of the Company's divestiture of the business of Sherwood. The Company remains responsible for injuries occurring prior to that date and is defending and indemnifying Tyco for those injuries.

            In January 2000, the trial court in the Usrey matter certified a class of Texas health care workers who, during the period January 18, 1997 to January 18, 2000, sustained a contaminated needle stick while using one of the defendants' products, reported the stick and tested negative for any blood-borne disease. The class certification order has been appealed to the Texas Court of Appeals. Oral argument took place on December 5, 2000. The cases pending in Oklahoma, South Carolina and Alabama remain dormant. No discovery has been undertaken in those matters and no class certification hearing dates have been set. Class certification discovery is proceeding in the New York action. No class certification hearing date has yet been scheduled.

            In November 2000, the Company withdrew from the market those formulations of its DIMETAPP and ROBITUSSIN cough/cold products which contained the ingredient phenylpropanolamine ("PPA") at the request of the FDA. The FDA's request followed the reports of a study that raised a possible association between PPA-containing products and the risk of hemorrhagic stroke. Three putative class actions have subsequently been filed against the Company, and other manufacturers of cough/cold products which contained PPA, on behalf of a class of California citizens who have used and paid for any product containing PPA in the preceding four years. (Webster v. Whitehall-Robins Healthcare, et al., No. BC238953, Super. Ct., Los Angeles Cty.; Chwierut v. Whitehall-Robins Healthcare, et al., No. 225488, Sonoma Cty.; and Pruitt v. Whitehall-Robins Healthcare, et al., No. 225906, Sonoma Cty.). Plaintiffs claim that the Company's marketing and advertising of PPA-containing products was false, deceptive and misleading, in violation of the California Business & Professions Code, in not disclosing the alleged risk of hemorrhagic stroke. Plaintiffs seek disgorgement or restitution of any moneys acquired by means of the alleged violation, as well as attorneys' fees. A similar putative class action seeking certification of a nationwide class for economic damages has also been filed. (Dietschi, et al. v. American Home Products Corporation,
            No. C01-1306L, U.S.D.C., W.D. Wa.). A putative class action seeking certification of a nationwide class for personal injuries and medical monitoring has been filed in federal court in Louisiana. (Ricks, et al. v. American Home Products Corp., et al., No. 01-0488, U.S.D.C., E.D. La.) In addition, eight personal injury suits alleging injury as a result of ingestion of PPA-containing products have been brought against the Company, and in some cases, other manufacturers of cough/cold products which contained PPA.

            The Company intends to continue to defend all of the foregoing litigations vigorously.

            In September 2000, Duramed Pharmaceuticals, Inc., which markets a hormone replacement therapy drug called Cenestin (R), filed a complaint against the Company (Duramed Pharmaceuticals, Inc. v. Wyeth-Ayerst Laboratories, Inc., No.-C-1-00-735, U.S.D.C., W.D.
            Ohio), alleging that the Company violated the antitrust laws through the use of exclusive contracts and "disguised" exclusive contracts in the sale of PREMARIN to managed care organizations. Duramed also alleges that Wyeth-Ayerst misled the FDA in order to exclude competition to PREMARIN, but does not allege any violation of law with respect to such alleged practices. The Company believes that its conduct was lawful and that its pricing practices do not violate the antitrust laws. The Company intends to vigorously defend this case.

            The Company has entered into a consent decree with the FDA relating to the manufacturing of products by the Company at its facilities in Marietta, Pennsylvania and Pearl River, New York. This matter is discussed in greater detail under the caption "Regulation," herein and is incorporated herein by reference.

            On July 7, 1997, plaintiffs were awarded $44 million in compensatory damages and $1 million in punitive damages in an action, which was commenced in U.S. District Court in August 1993 (University of Colorado et al. v. American Cyanamid Company, Docket No. 93-K-1657, D.Col.). The plaintiffs had accused Cyanamid of misappropriating the invention of, and patenting as its own, the formula for the current MATERNA Multi-Vitamins. The complaint also contained allegations of conversion, fraud, misappropriation, wrongful naming of inventor, and copyright and patent infringement. The patent, whose ownership and inventorship is in dispute, was granted to Cyanamid in 1984. The Court had previously granted Cyanamid's summary judgment motions dismissing all counts for relief except for unjust enrichment and fraud, which were the issues tried before the court in a three-week bench trial in May 1996. Although the plaintiffs had earlier been granted summary judgment of their copyright infringement claim, the court declined to award plaintiffs damages on that claim. Plaintiffs' post-trial motions seeking to increase the damages to approximately $111 million (allegedly representing Cyanamid's gross profit for 1982-1985 from the sale of the reformulated MATERNA product) and to recover approximately $800,000 of attorneys' fees was denied. In November 1999, the Court of Appeals affirmed in part and vacated in part the District Court's judgment, and remanded this case to the District Court for further proceedings. Under this ruling, the $45 million judgment against the Company was vacated. Following remand, the District Court has concluded that University of Colorado employees are the sole inventors of the disputed patent, a holding which will be appealed by Cyanamid. A trial has commenced in the District Court on plaintiffs' revised claim for in excess of $200 million in compensatory damages plus punitive damages.

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

            Subsequently, numerous other cases, many of which were purported class actions brought on behalf of retail pharmacies and retail drug and grocery chains, were filed in various federal courts against the Company as well as other pharmaceutical manufacturers and wholesalers. These cases made one or more similar allegations of violations of federal or state antitrust or unfair competition laws. The various class actions were consolidated as a single class action (the "Consolidated Class Action") which alleged violations of
            Section 1 of the Sherman Act. All of the federal actions were coordinated and consolidated for pretrial purposes under the caption In re Brand Name Prescription Drugs Antitrust Litigation (MDL 997 N.D. Ill.). These federal actions sought treble damages in unspecified amounts and injunctive and other relief.

            In June 1996, the court in the federal actions approved an amended settlement among certain defendants, including the Company, and the Consolidated Class Action plaintiffs. The settlement provided, among other things, for certain payments to be made by the settling defendants, over a period of three years, to the Consolidated Class Action plaintiffs. The Company's settlement payments totaled $42.5 million. Certain provisions of the amended settlement, which became effective on January 28, 1998 and were in effect until January 2001, prohibited the settling manufacturers from refusing to grant discounts to retailers solely because of their status as retailers and require that retailers be given the opportunity to demonstrate their ability to move market share and to negotiate and earn discounts similar to any discounts offered to managed care organizations. The terms of the settlement also provide that it shall not be deemed or construed to be an admission or evidence of any violation of any statute or law or of any liability or wrongdoing by the Company or of the truth of any of the claims or allegations alleged in the Consolidated Class Action. The Company has also settled several other cases brought by retailers that opted out of the Consolidated Class Action. The terms of the settlements, which are not material to the Company, provide that they shall not be deemed to be an admission of or evidence of any violation of any statute or law or of any liability or wrongdoing by the Company.

            In January 1999, after a trial on the merits involving manufacturers and wholesalers that had not previously settled the Consolidated Class Action case, the federal district court granted a directed verdict to the defendants in that case. The U.S. Court of Appeals for the Seventh Circuit affirmed the directed verdict in favor of defendants on the conspiracy allegations, and remanded the case for further proceedings on one issue. After remand, the federal district court granted summary judgment to the defendant manufacturers on that issue.

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

            In addition to the federal actions, similar litigation on behalf of consumers or retail pharmacies has been brought in various state courts, including purported class actions in Alabama, Arizona, California, Colorado, District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, Washington, West Virginia and Wisconsin. The Company and other defendants have settled the actions in Arizona, California, District of Columbia, Florida, Kansas, Maine, Michigan, Minnesota, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, West Virginia and Wisconsin. The Company and other defendants have also settled a purported class action with similar allegations under state antitrust, unfair competition and unitary pricing laws in Wisconsin state court on behalf of retail pharmacies located in that state. The actions in Colorado and Washington were dismissed on pre-trial motions. In Alabama, the Supreme Court held that Alabama state antitrust law did not apply to primarily interstate agreements. Subsequently, the claims filed under Alabama antitrust law were dismissed.

            During 2000, the Company has also settled a case brought by Mississippi retailers (Montgomery Drug Company, et al. v. Upjohn Company, et al., No. 97-0103, Ch. Ct. Miss) that opted out of the Consolidated Class Action. The terms of the settlement are not material to the Company. The Company and other defendants have also entered settlement agreements in the consumer cases in New Mexico, North Dakota, South Dakota and West Virginia. These settlements are subject to court approval in each state. The Company's payments under these settlements amounted to approximately $420,000. The Company and other defendants have also entered a settlement in a case in California state court brought on behalf of certain retailers that opted out of the federal class action case. The amount of this settlement is not material to the Company. While the Company believes that it had no liability in these cases, the settlements were made to resolve expensive and burdensome complex litigation. The settlements state that they shall not be deemed to be an admission or any evidence of any wrongdoing by the Company or the truth of any of the claims alleged.

            The cases currently remaining against the Company in the brand name prescription drugs litigation are the remaining individual cases in MDL 997, including a case brought by the Rite Aid Corporation and Revco D.S. Inc. and certain other cases brought by pharmacies that opted out of the class action settlement. Additionally, a new case (Paradise Drugs, Inc., et al. v. Abbott Labs., et al., CV 793852, Sup. Ct., Cty. of Santa Clara) was filed in state court in California by approximately 56 pharmacy plaintiffs that opted out of the federal class action case. The allegations in this case are similar to those in the other cases filed in this litigation.

            Additionally, the FTC has been investigating allegations of concerted action in the pricing of pharmaceutical products and, in February 1998, the Company provided information in response to a subpoena.

            In an action commenced in state court in Texas in January 1997 by Avatex Corporation (formerly FoxMeyer Health Corporation) against McKesson Corp., the Company's Wyeth-Ayerst Laboratories Division and eleven other manufacturers, which was removed to U.S. District Court of the Northern District of Texas (Civil Action No. 3:99-CV-0010-L) and referred to U.S. Bankruptcy Court in Dallas, Texas (Adv. No. 397-3052, U.S.B.C., N.D. Tex.), Avatex alleged a conspiracy to drive Avatex's subsidiary into bankruptcy, ostensibly so that McKesson could then purchase the drug distribution operations of the subsidiary at a discounted price. In order to resolve complex and burdensome litigation, this case was settled in November 2000 for an amount that is not material to the Company and without any admission of liability.

            Plaintiffs in a purported class action commenced in 1997 in state court in Tennessee, Fox v. American Cyanamid Company (No. 19,996, Ch. Ct. Obion Cty., Tenn.) alleged violations of state antitrust and consumer protection laws by Cyanamid concerning pricing practices relating to marketing programs for crop protection products. The action purported to be on behalf of indirect purchasers of Cyanamid's crop protection products in the states of Tennessee, Alabama, California, Florida, Kansas, Maine, Michigan, Minnesota, Mississippi, New Mexico, North Carolina, North Dakota, South Dakota, West Virginia, Wisconsin and the District of Columbia. An agreement to settle the case for $5.2 million was initially approved by the court but was subsequently set aside. Plaintiffs have filed an amended complaint on behalf of a purported class of indirect purchasers in Tennessee and Kansas only. Cyanamid filed an interlocutory appeal of the decision setting aside the settlement. At the request of the parties, the appeals court has stayed consideration of the appeal. The Company subsequently entered into agreements to settle this case and the Lowell case (described below) for a total amount of $15 million. The settlements are subject to the approval of the courts in both cases.

            A purported class action in federal court in Alabama, Lowell v. American Cyanamid Company (No. 97-581-BH-M, U.S.D.C., S.D. Ala.) alleges violations of federal antitrust laws involving pricing practices relating to marketing programs for crop protection products. This action was dismissed but the U.S. Court of Appeals for the 11th Circuit reversed the dismissal and plaintiffs then filed an amended complaint with similar allegations. The Company has entered into agreements to settle this case and the Fox case described above for a total amount of $15 million. The settlements are subject to the approval of the courts in both cases. The settlements in the Fox and Lowell cases were made to resolve expensive and burdensome complex litigation and are not an admission of wrongdoing by the Company or the truth of any of the claims alleged.

            The FTC is conducting an investigation of possible anticompetitive effects of the settlement of a patent litigation between Schering-Plough and ESI Lederle relating to ESI Lederle's generic version of Schering-Plough's long acting potassium chloride product. The Company has responded to a subpoena issued by the FTC.

            In 1999, the Brazilian Administrative Economic Defense Agency ("SDE") and other government bodies initiated investigations of Laboratories Wyeth-Whitehall Ltda. and other pharmaceutical companies concerning possible violation of Brazilian competition laws. SDE alleges that the companies 1) sought to establish uniform commercial policies regarding wholesalers and 2) refused to sell product to wholesalers that distribute generic products manufactured by certain Brazilian pharmaceutical companies. Additionally, administrative investigations by SDE are looking at allegations that the Company and other pharmaceutical companies violated Brazilian antitrust and consumer protection laws by raising prices unlawfully. The Company has provided information to SDE and other government bodies.

            In 1999, an application from certain drug wholesalers alleging that the Company and certain other pharmaceutical companies violated South Africa's competition law by using a distributor jointly owned by the companies, resulted in an investigation by the Competition Commission in South Africa regarding this matter. The Company is cooperating with the Competition Commission and has responded to the Commission's request for information.

            As discussed in Item I, the Company is a party to, or otherwise involved in, legal proceedings under CERCLA and similar state laws directed at the cleanup of various sites including 59 Superfund sites, including the Cyanamid-owned Bound Brook, N.J. site. The Company's potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and, for others, the final costs of cleanup have not yet been determined. As assessments and cleanups proceed, these liabilities are reviewed periodically and are adjusted as additional information becomes available. Environmental liabilities are inherently unpredictable. The liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required and other actions by governmental agencies or private parties. The 59 Superfund sites exclude sites for which Cytec assumed full liability and agreed to indemnify Cyanamid but include certain sites for which there is shared responsibility between Cyanamid and Cytec. The Company has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 16, 2001
---------------------------------------------------------

Each officer is elected to hold office until a successor is chosen or until earlier removal or resignation. None of the executive officers is related to another:

                                                                    Elected to
          Name           Age   Offices and Positions                  Office
          ----           ---   ---------------------                  ------

John R. Stafford         63    Chairman of the Board and Chief     December 1986
                                   Executive Officer
                                   Chairman of Executive,
                                   Finance, Operations and
                                   Retirement Committees
                                   (Chairman of the Board as of
                                   May 1, 2001)

  Business Experience:         1991 to date, Chairman of the
                                   Board and Chief Executive
                                   Officer (President from 1981
                                   to May 1990 and from February
                                   1994 to July 2000)

Robert Essner            53    President and Chief Operating       July 2000
                                   Officer
                                   Director, Member of Executive,
                                   Finance, Operations and
                                   Retirement Committees (Chief
                                   Executive Officer as of
                                   May 1, 2001)

  Business Experience:         To March 1997, President,
                                   Wyeth-Ayerst Laboratories,
                                   U.S. Pharmaceuticals Business
                               March 1997 to September 1997,
                                   President, Wyeth-Ayerst
                                   Global Pharmaceuticals
                               September 1997 to July 2000,
                                   Executive Vice President
                               July 2000 to date, President and
                                   Chief Operating Officer

Louis L. Hoynes, Jr.     65    Executive Vice President and        July 2000
                                   General Counsel
                                   Member of Finance,
                                   Operations and
                                   Retirement Committees

  Business Experience:         1991 to July 2000, Senior Vice
                                   President and General Counsel
                               July 2000 to date, Executive Vice
                                   President and General Counsel

L. Patrick Gage, Ph.D.   58    Senior Vice President-              January 2001
                                   Science and Technology
                                   Member of Operations Committee

  Business Experience:         To January 1997, Chief Operating
                                   Officer, Genetics Institute
                               January 1997 to March 1998,
                                   President, Genetics Institute
                               March 1998 to January 2001,
                                   President, Wyeth-Ayerst
                                   Research
                               January 2001 to date, Senior Vice
                                   President, Science and
                                   Technology

Kenneth J. Martin        47    Senior Vice President and           February 2000
                                   Chief Financial Officer
                                   Member of Finance, Operations
                                   and Retirement Committees

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

David M. Olivier         57    Senior Vice President               January 1996
                                   Member of Finance and
                                   Operations Committees

  Business Experience:         To January 1996, President,
                                   Wyeth-Ayerst International,
                                   Inc.
                               January 1996 to date, Senior Vice
                                   President

Bernard J. Poussot       49    Senior Vice President               January 2001
                                   Member of Operations Committee

  Business Experience:         To January 1996, Executive Vice
                                   President, Wyeth-Ayerst
                                   International
                               January 1996 to September 1997,
                                   President, Wyeth-Ayerst
                                   International
                               September 1997 to January 2001,
                                   President, Wyeth-Ayerst
                                   Pharmaceuticals
                                January 2001 to date, Senior Vice
                                   President

Paul J. Jones            55    Vice President and Comptroller      April 1995
                                   Member of Finance and
                                   Operations Committees

  Business Experience:         To April 1995, Senior Vice
                                   President - Finance and
                                   Administration, Wyeth-Ayerst
                                   Laboratories Division
                               April 1995 to date, Vice
                                   President and Comptroller

Rene R. Lewin            54    Vice President - Human Resources    May 1994
                                   Member of Finance and
                                   Retirement Committees

  Business Experience:         To May 1994, Executive Director
                                   Human Resources - Worldwide
                                   Pharmaceutical Division,
                                   Eli Lilly and Company
                               May 1994 to date, Vice President
                                   - Human Resources

Thomas M. Nee            61    Vice President - Taxes              May 1986
                                   Member of Finance and
                                   Retirement Committees

  Business Experience:         1991 to date, Vice President -
                                   Taxes

                                     PART II
                                     -------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            ------------------------------------------------
            STOCKHOLDER MATTERS
            -------------------

            The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. Tables showing the high and low sales price for the Common Stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as presented in Market Prices of Common Stock and Dividends on page 51 of the Company's 2000 Annual Report to Stockholders, are incorporated herein by reference.

            There were 57,885 holders of record of the Company's Common Stock as of March 2, 2001.

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------

            The data with respect to the last five fiscal years, appearing in the Ten-Year Selected Financial Data presented on pages 30 and 31 of the Company's 2000 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

            Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 52 through 59 of the Company's 2000 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

            The Market Risk Disclosures as set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 58 and 59 of the Company's 2000 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

            The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 32 through 49 of the Company's 2000 Annual Report to Stockholders, the Report of Independent Public Accountants on page 50, and Quarterly Financial Data on page 51, are incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

            None.

                                    PART III
                                    --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

(a) Information relating to the Company's directors is incorporated herein by reference to pages 2 through 4 of a definitive proxy statement that will be filed with the Securities and Exchange Commission on or about March 19, 2001 ("the 2001 Proxy Statement").

(b) Information relating to the Company's executive officers as of March 16, 2001 is furnished in Part I hereof under a separate unnumbered caption ("Executive Officers of the Registrant as of March 16, 2001").

(c) Information relating to certain filing obligations of directors and executive officers of the Company under the federal securities laws set forth on page 5 of the 2001 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

            Information relating to executive compensation is incorporated herein by reference to pages 8 through 15 (excluding the performance graph on page 13) of the 2001 Proxy Statement. Information with respect to compensation of directors is incorporated herein by reference to pages 4 and 5 of the 2001 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            --------------------------------------------------------------

            Information relating to security ownership is incorporated herein by reference to pages 6 and 7 of the 2001 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

            None.

                                     III-1

                                     PART IV
                                     -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            ----------------------------------------------------------------

  (a)1.     Financial Statements
            --------------------

            The following Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Public Accountants, included on pages 32 through 50 of the Company's 2000 Annual Report to Stockholders, are incorporated herein by reference.

                                                                      Pages
                                                                      -----
            Consolidated Balance Sheets as of
            December 31, 2000 and 1999                                  32

            Consolidated Statements of Operations
            for the years ended December 31,
            2000, 1999 and 1998                                         33

            Consolidated Statements of Changes in
            Stockholders' Equity for the years ended
            December 31, 2000, 1999 and 1998                            34

            Consolidated Statements of Cash Flows
            for the years ended December 31, 2000,
            1999 and 1998                                               35

            Notes to Consolidated Financial Statements                36-49

            Report of Independent Public Accountants                    50

  (a)2.     Financial Statement Schedules
            -----------------------------

            The following consolidated financial information is included in Part IV of this report:
                                                                      Pages
                                                                      -----

            Report of Independent Public Accountants on
            Supplemental Schedule                                      IV-8

            Schedule II - Valuation and Qualifying Accounts
            for the years ended December 31, 2000,
            1999 and 1998                                              IV-9

            Schedules other than those listed above are omitted because they are not applicable.

  (a)3.     Exhibits
            --------

     Exhibit No.                             Description
     -----------                             -----------

     (3.1) The Company's Restated Certificate of Incorporation is incorporated herein by reference to Exhibit 3.1 of the Company's Form 10/A dated May 4, 1998.

     (3.2)    The Company's By-Laws are incorporated herein by reference to
              Exhibit 3.2 of the Company's Form 10-Q for the quarter ended September 30, 2000.

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

     (4.3) Rights Agreement, dated as of October 13, 1999, by and between the Company and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services, L.L.C.), as Rights Agent, is incorporated herein by reference to Exhibit 4.1 of the Company's Form 8-A, dated October 14, 1999.

     (4.4) Amendment to Rights Agreement, dated as of November 3, 1999, between the Company and Mellon Investor Services LLC (formerly ChaseMellon Shareholder Services L.L.C.), as Rights Agent, is incorporated by reference to Exhibit 4.3 of the Company's Form 8-A/A dated November 18, 1999.

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

     (10.3) Second Amendment to the Purchase Agreement, by and among American Cyanamid Company, American Home Products Corporation, and BASF Aktiengesellschaft dated as of December 9, 2000 (Confidential Treatment Requested - confidential portions have been omitted and filed separately with the Commission).

     (10.4) B Credit Agreement, dated as of September 9, 1994, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as agent for the lenders thereunder, filed as Exhibit 11(b)(3) to Amendment No. 7 to the Schedule 14D-1, dated September 22, 1994 (File 1-1225), is incorporated herein by reference.

     (10.5) First Amendment to B Credit Agreement, dated as of August 4, 1995, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as agent for the lenders thereunder, is incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 1995.

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

     (10.7) Third Amendment to B Credit Agreement, dated as of July 31, 1997, among the Company, Sherwood Medical Company, A.H. Robins Company, Incorporated, AC Acquisition Holding Company, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as agent for the lenders thereunder, is incorporated by reference to
              Exhibit 10.8 of the Company's Form 10-K for the year ended December 31, 1997.

     (10.8) Letter, dated March 26, 1998, amending the B Credit Agreement, among the Company, AC Acquisition Holding Company, A.H. Robins Company, Incorporated, the lender parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as Agent, dated as of September 9, 1994 and as amended is incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 1998.

     (10.9) Credit Agreement, dated as of March 5, 2001 among the Company, the banks and other financial institutions from time to time parties and The Chase Manhattan, as administrative agent for the lenders thereto.

     (10.10) Bridge Credit Agreement, dated as of March 5, 2001 among the Company, the banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as administrative agent for the lenders thereto.

     (10.11)* 1985 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 1991 (File 1-1225).

     (10.12)* Amendment to the 1985 Stock Option Plan is incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

     (10.13)* Amendment to the 1985 Stock Option Plan is incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1996.

     (10.14)* 1990 Stock Incentive Plan is incorporated by reference to Exhibit
              28 of the Company's Form S-8 Registration Statement File No. 33-41434 under the Securities and Exchange Act of 1933, filed June 28, 1991 (File 1-1225).

     (10.15)* Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

     (10.16)* Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the year ended December 31, 1996.

     (10.17)* 1993 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix III of the Company's definitive Proxy Statement filed March 18, 1999.

     (10.18)* 1996 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix II of the Company's definitive Proxy Statement filed March 18, 1999.

     (10.19)* 1999 Stock Incentive Plan is incorporated by reference to Appendix
              I of the Company's definitive Proxy Statement filed March 18,
              1999.

     (10.20)* Form of Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended December 31, 1999.

     (10.21)* Form of Special Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

     (10.22)* Form of Special Stock Option Agreement (three-year vesting) is incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

     (10.23)* Amendment to Special Stock Option Agreement is incorporated by reference to Exhibit 10.30 of the Company's Form 10-K for the year ended December 31, 1996.

     (10.24)* Form of Stock Option Agreement (transferable options) is incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the year ended December 31, 1999.

     (10.25)* Form of Restricted Stock Performance Award Agreement under the
              1996 Stock Incentive Plan and 1999 Stock Incentive Plan (Subsequent Award).

     (10.26)* Restricted Stock Trust Agreement under the 1993 Stock Incentive
              Plan is incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

     (10.27)* Management Incentive Plan, as amended to date is incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the year ended December 31, 1999.

     (10.28)* 1994 Restricted Stock Plan for Non-Employee Directors, as amended to date, is incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the year ended December 31, 1998.

     (10.29)* Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the year ended December 31, 1998.

     (10.30)* Form of Stock Option Agreement under the Stock Option Plan for
              Non-Employee Directors is incorporated by reference to Exhibit
              10.30 of the Company's Form 10-K for the year ended December 31, 1999.

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

     (10.34)* Deferred Compensation Plan as amended to date.

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

     (12)     Computation of Ratio of Earnings to Fixed Charges.

     (13) 2000 Annual Report to Stockholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

     (21)     Subsidiaries of the Company.

     (23) Consent of Independent Public Accountants relating to their report dated January 25, 2001, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339) and on Form S-8 (File Nos. 2-96127, 33-24068, 33-41434,
              33-53733, 33-55449, 33-45970, 33-14458, 33-50149, 33-55456,
              333-15509 and 333-76939) by reference to the Form 10-K of the Company filed for the year ended December 31, 2000.

     (99) Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

     (99.1) Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended to date is incorporated by reference to
              Exhibit 99.1 of the Company's Form 10-Q for the quarter ended September 30, 2000.

     (99.2) Consent Decree, dated October 3, 2000, is incorporated by reference to Exhibit 99.2 of the Company's Form 10-Q for the quarter ended September 30, 2000.

     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

     (b)      Reports on Form 8-K
              -------------------

              None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To American Home Products Corporation:


      We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in American Home Products Corporation's Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 2001. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                               ARTHUR ANDERSEN LLP

New York, New York
January 25, 2001

                           American Home Products Corporation and Subsidiaries
                             Schedule II - Valuation and Qualifying Accounts
                           For the Years Ended December 31, 2000, 1999 and 1998
                                          (Dollars in thousands)

                Column A                Column B       Column C       Column C        Column D        Column E
                                                           1              2

                                         Balance                                                      Balance
                                           at         Additions-                                         at
                                        Beginning     Charged to     Adjustments     Deductions         End
                                        of Period       Expense          (A)            (B)           of Period
                                       ------------ -------------- --------------  -------------- ----------------
Description

Year ended 12/31/00:
Allowance for doubtful accounts        $    113,640 $       30,187 $           94  $       29,918 $        114,003
Allowance for cash discounts                 28,119        204,032         (1,787)        200,217           30,147
                                       ------------ -------------- --------------  -------------- ----------------
Total accounts receivable allowances   $    141,759 $      234,219 $       (1,693) $      230,135 $        144,150
                                       ============ ============== ==============  ============== ================

Allowance for deferred tax assets      $    151,409 $           74 $     (100,330) $        -     $         51,153
                                       ============ ============== ==============  ============== ================

Year ended 12/31/99(C):
Allowance for doubtful accounts        $    123,650 $       32,779 $        -      $       42,789 $        113,640
Allowance for cash discounts                 27,927        204,533          -             204,341           28,119
                                       ------------ -------------- -------------- --------------- ----------------
Total accounts receivable allowances   $    151,577 $      237,312 $        -      $      247,130 $        141,759
                                       ============ ============== ==============  ============== ================

Allowance for deferred tax assets      $    237,174 $       13,005 $        -      $       98,770 $        151,409
                                       ============ ============== ==============  ============== ================

Year ended 12/31/98(C):
Allowance for doubtful accounts        $    122,266 $       53,717 $        -      $       52,333 $        123,650
Allowance for cash discounts                 28,480        184,933          -             185,486           27,927
                                       ------------ -------------- --------------  -------------- ----------------
Total accounts receivable allowances   $    150,746 $      238,650 $        -      $      237,819 $        151,577
                                       ============ ============== ==============  ============== ================

Allowance for deferred tax assets      $    286,612 $       10,245 $        -      $       59,683 $        237,174
                                       ============ ============== ==============  ============== ================

(A) Represents an increase to the beginning balance as a result of the consolidation of pharmaceutical operations in India and Japan, effective
    January 1, 2000, which were previously accounted for on an equity basis.
    Also, the beginning balance relating to Immunex, which was deconsolidated effective January 1, 2000, was excluded.

(B) Represents amounts used for the purposes for which the accounts were created and reversal of amounts no longer required.

(C) As a result of the sale of the Cyanamid Agricultural Products business on June 30, 2000, amounts for the years 1998 and 1999 were restated, to reflect this business as a discontinued operation.

                                      IV-9

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

                       AMERICAN HOME PRODUCTS CORPORATION
                       ----------------------------------
                                  (Registrant)

March 16, 2001                         By /S/     Kenneth J. Martin
                                          -------------------------
                                                  Kenneth J. Martin
                                                  Senior Vice President
                                                  and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signatures                       Title                    Date
            ----------                       -----                    ----

Principal Executive Officer:

/S/  John R. Stafford               Chairman                      March 16, 2001
--------------------------------    and Chief Executive Officer
     John R. Stafford

Principal Operating Officer:

/S/  Robert Essner                  President                     March 16, 2001
--------------------------------    and Chief Operating Officer
     Robert Essner

Principal Financial Officer:

/S/  Kenneth J. Martin              Senior Vice President         March 16, 2001
--------------------------------    and Chief Financial Officer
     Kenneth J. Martin

Principal Accounting Officer:

/S/  Paul J. Jones                  Vice President and            March 16, 2001
--------------------------------    Comptroller
     Paul J. Jones

Directors:

/S/  Clifford L. Alexander, Jr.     Director                      March 16, 2001
--------------------------------
     Clifford L. Alexander, Jr.

/S/  Frank A. Bennack, Jr.          Director                      March 16, 2001
--------------------------------
     Frank A. Bennack, Jr.

                                     IV-10

/S/  Richard L. Carrion             Director                      March 16, 2001
--------------------------------
     Richard L. Carrion

/S/  John D. Feerick                Director                      March 16, 2001
--------------------------------
     John D. Feerick

/S/  John P. Mascotte               Director                      March 16, 2001
--------------------------------
     John P. Mascotte

/S/  Mary Lake Polan, M.D., Ph.D.   Director                      March 16, 2001
--------------------------------
     Mary Lake Polan, M.D., Ph.D.

/S/  Ivan G. Seidenberg             Director                      March 16, 2001
--------------------------------
     Ivan G. Seidenberg

/S/  Walter V. Shipley              Director                      March 16, 2001
--------------------------------
     Walter V. Shipley

/S/  John R. Torell III             Director                      March 16, 2001
--------------------------------
     John R. Torell III

                               INDEX TO EXHIBITS
                               -----------------

     Exhibit No.                         Description
     -----------                         -----------

     (10.3) Second Amendment to the Purchase Agreement, by and among American Cyanamid Company, American Home Products Corporation, and BASF Aktiengesellschaft dated as of December 9, 2000 (Confidential Treatment Requested - confidential portions have been omitted and filed separately with the Commission).

     (10.9) Credit Agreement, dated as of March 5, 2001 among the Company, the banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as administrative agent for the lenders thereto.

     (10.10) Bridge Credit Agreement, dated as of March 5, 2001 among the Company, the banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as administrative agent for the lenders thereto.

     (10.25)* Form of Restricted Stock Performance Award Agreement under the
              1996 Stock Incentive Plan and 1999 Stock Incentive Plan (Subsequent Award).

     (10.34)* Deferred Compensation Plan as amended.

     (12)     Computation of Ratio of Earnings to Fixed Charges.

     (13) 2000 Annual Report to Stockholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

     (21)     Subsidiaries of the Company.

     (23) Consent of Independent Public Accountants relating to their report dated January 25, 2001, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339) and on Form S-8 (File Nos. 2-96127, 33-24068, 33-41434,
              33-53733, 33-55449, 33-45970, 33-14458, 33-50149, 33-55456,
              333-15509 and 333-76939) by reference to the Form 10-K of the Company filed for the year ended December 31, 2000.

     (99) Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.