Form 10-Q
period 2001-03-31
AMERICAN HOME PRODUCTS CORP
filed 2001-05-15
CIK 5187

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

For the quarterly period ended March 31, 2001  Commission file number 1-1225

                      AMERICAN HOME PRODUCTS CORPORATION
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                             13-2526821
              --------                             ----------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or
  organization)

  Five Giralda Farms, Madison, N.J.                  07940
  ---------------------------------                  -----
   (Address of principal executive                 (Zip Code)
              offices)


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

           Yes  X                                       No
           ------                                       --

The number of shares of Common Stock outstanding as of the close of business on April 30, 2001:

                                                   Number of
                Class                          Shares Outstanding
                -----                          ------------------
  Common Stock, $0.33-1/3 par value              1,314,431,905


======================================================================

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.

Part I -Financial Information                                               2

      Item 1. Consolidated Condensed Financial Statements:

           Consolidated Condensed Balance Sheets -
            March 31, 2001 and December 31, 2000                            3

           Consolidated Condensed Statements of Operations -
            Three Months Ended March 31, 2001 and 2000                      4

           Consolidated Condensed Statements of Changes in
            Stockholders' Equity - Three Months Ended
            March 31, 2001 and 2000                                         5

           Consolidated Condensed Statements of Cash Flows -
            Three Months Ended March 31, 2001 and 2000                      6

           Notes to Consolidated Condensed Financial Statements            7-11

      Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations               12-20

Part II - Other Information                                                 21

      Item 1.  Legal Proceedings                                          21-22

      Item 6.  Exhibits and Reports on Form 8-K                             23

Signature                                                                   24

Exhibit Index                                                              EX-1





Items other than those listed above have been omitted because they are not applicable.

                         Part I - Financial Information
                         ------------------------------

AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by American Home Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements include all adjustments necessary to present fairly the financial position of the Company as of March 31, 2001 and December 31, 2000, and the results of its operations, cash flows and changes in stockholders' equity for the three months ended March 31, 2001 and 2000. It is suggested that these consolidated condensed financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K.

In the 2000 fourth quarter, the Company sold a portion of its ownership in Immunex Corporation (Immunex) common stock, which reduced the Company's ownership interest below 50%. As a result, the financial results of Immunex, which previously were consolidated in the financial results of the Company, were deconsolidated and included in the financial results of the Company on an equity basis retroactive to January 1, 2000. Accordingly, alliance revenue relating to co-promotion agreements between the Company and Immunex was included in pharmaceutical net revenue for both the 2001 and 2000 first quarters. The 2000 first quarter financial results were restated to reflect the deconsolidation of Immunex, which had no effect on income from continuing operations.

As of January 1, 2001, the Company early adopted new authoritative accounting guidance reflecting certain rebates and sales incentives (i.e., coupons and other rebate programs) as reductions of revenues instead of selling and marketing expenses. Financial information for all prior periods presented has been reclassified to comply with the income statement classification requirements of the new guidance.

              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (In Thousands Except Per Share Amounts)

                                                       March 31,   December 31,
                                                         2001           2000
                                                     -----------  -------------
ASSETS
Cash and cash equivalents                             $3,512,218     $2,644,306
Marketable securities                                    404,572        341,031
Accounts receivable less allowances                    2,484,847      2,740,272
Inventories:
     Finished goods                                      580,027        585,123
     Work in progress                                    651,465        586,656
     Materials and supplies                              351,587        359,948
                                                     -----------  -------------
                                                       1,583,079      1,531,727
Other current assets including deferred taxes          2,343,951      2,923,475
                                                     -----------  -------------
     Total Current Assets                             10,328,667     10,180,811

Property, plant and equipment                          7,798,622      7,578,233
     Less accumulated depreciation                     2,582,062      2,543,409
                                                     -----------  -------------
                                                       5,216,560      5,034,824
Goodwill and other intangibles, net of
     accumulated amortization                          3,993,082      4,052,410
Other assets including deferred taxes                  2,489,926      1,824,421
                                                     -----------  -------------
     Total Assets                                    $22,028,235    $21,092,466
                                                     ===========  =============

LIABILITIES
Loans payable                                            $57,473        $58,717
Trade accounts payable                                   512,778        595,233
Accrued expenses                                       5,139,851      8,831,459
Accrued federal and foreign taxes                        297,247        256,650
                                                     -----------  -------------
     Total Current Liabilities                         6,007,349      9,742,059
Long-term debt                                         7,334,314      2,394,790
Other noncurrent liabilities                           4,535,309      5,226,495
Accrued postretirement benefit obligations
 other than pensions                                     929,739        911,029

STOCKHOLDERS' EQUITY
$2 convertible preferred stock, par value
 $2.50 per share                                              54             55
Common stock, par value $0.33-1/3 per share              437,984        437,258
Additional paid-in capital                             4,004,394      3,952,457
Accumulated deficit                                     (469,070)      (899,118)
Accumulated other comprehensive loss                    (751,838)      (672,559)
                                                     -----------  -------------
     Total Stockholders' Equity                        3,221,524      2,818,093
                                                     -----------  -------------
     Total Liabilities and Stockholders'
      Equity                                         $22,028,235    $21,092,466
                                                     ===========  =============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In Thousands Except Per Share Amounts)


                                                              Three Months
                                                             Ended March 31,
                                                     --------------------------
                                                          2001         2000
                                                     -----------    -----------
Net revenue                                           $3,449,176     $3,195,852
                                                     -----------    -----------
Cost of goods sold                                       798,603        781,992
Selling, general and administrative expenses           1,285,468      1,164,204
Research and development expenses                        450,989        408,218
Interest expense, net                                      3,939         50,884
Other income, net                                        (70,811)       (66,400)
Termination fee                                             -        (1,709,380)
                                                     -----------    -----------

Income from continuing operations before
 federal and foreign taxes                               980,988      2,566,334
Provision for federal and foreign taxes                  247,434        820,325
                                                     -----------    -----------
Income from continuing operations                        733,554      1,746,009
                                                     -----------    -----------

Discontinued Operations:
 Income from operations of agricultural products
  business (net of federal and foreign taxes of
  $57,289)                                                  -           103,346

 Loss on disposal of agricultural products business
  (including federal and foreign tax charges of
  $855,248)                                                 -        (1,572,993)
                                                     -----------    -----------

Loss from discontinued operations                           -        (1,469,647)
                                                     -----------    -----------
Net income                                              $733,554       $276,362
                                                     ===========    ===========

Basic earnings per share from continuing operations        $0.56          $1.34
Basic loss per share from discontinued operations           -             (1.13)
                                                     -----------    -----------
Basic earnings per share                                   $0.56          $0.21
                                                     ===========    ===========

Diluted earnings per share from continuing
 operations                                                $0.55          $1.32
Diluted loss per share from discontinued operations         -             (1.11)
                                                     -----------    -----------
Diluted earnings per share                                 $0.55          $0.21
                                                     ===========    ===========

Dividends per share of common stock                        $0.23          $0.23
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


                                      AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                        (In Thousands)


Three Months Ended March 31, 2001:

                                         $2                                                      Accumulated
                                    Convertible                 Additional                         Other            Total
                                     Preferred     Common        Paid-in      Accumulated       Comprehensive    Stockholders'
                                       Stock        Stock        Capital        Deficit            Loss            Equity
                                    ------------   ---------    -----------   ------------      -------------    -------------
Balance at January 1, 2001                   $55    $437,258     $3,952,457      ($899,118)         ($672,559)      $2,818,093

Net income                                                                         733,554                             733,554
Currency translation adjustments                                                                     (112,279)        (112,279)
Unrealized gain on derivative
 contracts                                                                                             31,683           31,683
Unrealized gain on marketable
 securities                                                                                             1,317            1,317
                                                                                                                 -------------
 Comprehensive income                                                                                                  654,275
                                                                                                                 -------------

Cash dividends declared                                                           (302,036)                           (302,036)
Common stock issued for stock
 options                                                 645         51,811                                             52,456
Conversion of preferred stock
 and other exchanges                          (1)         81            126         (1,470)                             (1,264)
                                    ------------   ---------    -----------   ------------      -------------    -------------
Balance at March 31, 2001                    $54    $437,984     $4,004,394      ($469,070)         ($751,838)      $3,221,524
                                    ============   =========    ===========   ============      =============    =============


Three Months Ended March 31, 2000:

                                         $2                                                      Accumulated
                                    Convertible                  Additional                        Other             Total
                                     Preferred      Common        Paid-in       Retained        Comprehensive    Stockholders'
                                       Stock         Stock        Capital       Earnings            Loss            Equity
                                    ------------   ---------    -----------   ------------      -------------    -------------
Balance at January 1, 2000                   $61    $434,639     $3,392,705     $3,000,827          ($613,485)      $6,214,747

Net income                                                                         276,362                             276,362
Currency translation adjustments                                                                      119,388          119,388
Unrealized gain on marketable
 securities                                                                                            14,686           14,686
                                                                                                                 -------------
 Comprehensive income                                                                                                  410,436
                                                                                                                 -------------

Cash dividends declared                                                           (300,084)                           (300,084)
Common stock acquired for treasury                      (817)        (5,310)      (114,232)                           (120,359)
Common stock issued for stock
 options                                                 620         40,781                                             41,401
Conversion of preferred stock
 and other exchanges                          (2)         76          8,266         (2,096)                              6,244
                                    ------------   ---------    -----------   ------------      -------------    -------------
Balance at March 31, 2000                    $59    $434,518     $3,436,442     $2,860,777          ($479,411)      $6,252,385
                                    ============   =========    ===========   ============      =============    =============

The accompanying notes are an integral part of these consolidated condensed financial statements.


              AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                             Three Months
                                                            Ended March 31,
                                                          2001          2000
                                                     -----------    -----------
Operating Activities
--------------------
Income from continuing operations                       $733,554     $1,746,009
Adjustments to reconcile income from
 continuing operations to net cash
 provided from (used for) operating
 activities of continuing operations:
   Gains on sales of assets                               (8,728)       (49,078)
   Depreciation and amortization                         149,644        137,485
   Deferred income taxes                                  53,398        184,613
   Changes in working capital, net                       (99,361)       732,732
   Diet drug litigation payments                      (4,141,615)      (639,639)
   Deconsolidation of Immunex                               -          (236,768)
   Other items, net                                      (99,717)       (17,645)
                                                     -----------    -----------
Net cash provided from (used for) continuing
 operations                                           (3,412,825)     1,857,709
Net cash used for discontinued operations                   -          (260,680)
                                                     -----------    -----------
Net cash provided from (used for) operating
 activities                                           (3,412,825)     1,597,029
                                                     -----------    -----------

Investing Activities
--------------------
Purchases of property, plant and equipment              (361,749)      (238,730)
Proceeds from sales of assets                             24,573         65,504
Proceeds from sales and maturities of
 marketable securities                                    53,300         58,000
Purchases of marketable securities                      (116,841)       (64,288)
                                                     -----------    -----------
Net cash used for investing activities                  (400,717)      (179,514)
                                                     -----------    -----------

Financing Activities
--------------------
Net proceeds from/(repayments of) debt                 4,942,467     (1,036,295)
Dividends paid                                          (302,036)      (300,084)
Exercises of stock options                                52,456         41,401
Purchases of common stock for treasury                      -          (120,359)
                                                     -----------    -----------
Net cash provided from (used for) financing
 activities                                            4,692,887     (1,415,337)
                                                     -----------    -----------
Effects of exchange rates on cash balances               (11,433)        (4,622)
                                                     -----------    -----------
Increase (decrease) in cash and cash
 equivalents                                             867,912         (2,444)
Cash and cash equivalents, beginning of period         2,644,306      1,892,715
                                                     -----------    -----------
Cash and cash equivalents, end of period              $3,512,218     $1,890,271
                                                     ===========    ===========


Supplemental Information
------------------------
Interest payments                                        $76,297       $161,581
Income tax payments, net of refunds                      162,097        133,226

The accompanying notes are an integral part of these consolidated condensed financial statements.

                    AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.    Credit Facilities and Term Debt Financing
           -----------------------------------------

           In addition to the Company's existing $2,000.0 million credit facility, in March 2001, the Company obtained new credit facilities totaling $6,000.0 million. The new credit facilities include a $3,000.0 million, 364-day credit facility (which support borrowings under the commercial paper program). Any borrowings actually drawn from the credit facility are extendible for an additional year.
           The portion of commercial paper outstanding at March 31, 2001 supported by the $3,000.0 million credit facility was classified as long-term debt since the Company intends, and has the ability, to refinance these obligations through the issuance of additional commercial paper or through the use of its $3,000.0 million credit facility as described above. The credit facility contains substantially identical financial and other covenants, representations, warranties, conditions and default provisions as the Company's existing $2,000.0 million credit facility, which terminates on July 31, 2002.

           In addition, the new credit facilities include a $3,000.0 million, 364-day bridge facility, which facility was terminated when the Company issued $3,000.0 million of Senior Notes (the "Notes") on March 30, 2001. On March 30, 2001, the Company issued three tranches of Notes in a transaction exempt from registration pursuant to Rule 144A under the Securities Act of 1933, as amended, as follows:

                - $500.0 million 5.875% Notes due March 15, 2004
                - $1,000.0 million 6.25% Notes due March 15, 2006
                - $1,500.0 million 6.70% Notes due March 15, 2011

           In connection with the Notes, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission
           (SEC) on April 27, 2001 in order to offer the holders of the Notes the ability to exchange the outstanding Notes for new notes with substantially identical terms, but which are registered under the Securities Act. The Company's Registration Statement was declared effective by the SEC on May 8, 2001.

           Interest on the Notes is payable semi-annually, on March 15 and September 15, and is subject to adjustment under certain circumstances. The Company entered into two $750.0 million notional amount interest rate swaps relating to the $1,500.0 million 6.70% Notes. The interest rate swaps are contracts under which the Company converted the fixed rate on the $1,500.0 million 6.70% Notes to a floating rate of interest over the term of the swap agreements, which is the same term as the underlying debt.

           Any proceeds from commercial paper supported by the credit facilities and the proceeds from the issuance of the Notes will be used for the Company's general corporate and working capital requirements, including payments related to the REDUX and PONDIMIN diet drug litigation.
                                       7

Note 2.    Discontinued Operations
           -----------------------

           On March 20, 2000, the Company signed a definitive agreement with BASF Aktiengesellschaft (BASF) to sell the agricultural products business which manufactures, distributes and sells crop protection and pest control products worldwide. On June 30, 2000, the sale was completed and BASF paid the Company $3,800.0 million in cash and assumed certain debt. As a result, the Company recorded an after-tax loss on the sale of this business of $1,573.0 million or $1.19 per share-diluted and reflected this business as a discontinued operation in the 2000 first quarter.


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

           In the 2000 fourth quarter, the Company recorded a $7,500.0 million litigation charge for the estimated final amount required to resolve all REDUX and PONDIMIN diet drug litigation, including all anticipated payments in connection with the nationwide, class action settlement, payments to the opt out claimants with whom the Company has agreed to settle, and all anticipated payments to resolve the claims of the remaining opt outs and any primary pulmonary hypertension (PPH) claimants, as well as all legal fees and other costs. The Company recorded an initial litigation charge of $4,750.0 million, net of insurance, related to the diet drug litigation in the 1999 third quarter. As of April 15, 2001, the Company has reached agreements or agreements in principle to settle the claims of 85% of the individuals who initially opted out of the Company's nationwide, class action settlement.

           During the 2001 first quarter, payments to the nationwide, class action settlement funds, individual settlement payments, legal fees and other costs totaling $4,141.6 million were paid and applied against the litigation accrual. As of March 31, 2001, $4,024.0 million of the litigation accrual remained.

           In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations or cash flows in any one accounting period.

Note 4.    Restructuring Programs
           ----------------------

           In December 1998, the Company recorded a special charge for restructuring and related asset impairments of $321.2 million to recognize costs of the reorganization of its worldwide supply chains and U.S. distribution systems, and the globalization of certain business units. The restructuring will ultimately result in the elimination of 3,600 positions worldwide offset, in part, by 1,000 newly created positions in the same functions at other locations. At March 31, 2001, approximately 3,550 positions had been eliminated, and two distribution centers owned by the Company and a leased distribution center had been closed. The Company anticipates closing 14 manufacturing plants, eight of which were closed in 2000. These plants are continuing their phase-out period. The Company currently anticipates closing three plants by the end of 2001, two of which were closed in April 2001, and the remaining facilities in 2002, assuming no further delays in regulatory approvals.

           The activity in the restructuring accruals was as follows:

                                       Personnel     Other Closure/
           (In thousands)                Costs         Exit Costs       Total
           ----------------------      ---------     --------------    -------
           Restructuring accruals
            at December 31, 2000          $6,249            $59,635    $65,884
           Cash expenditures              (5,632)            (4,388)   (10,020)
                                       ---------     --------------    -------
           Restructuring accruals
            at March 31, 2001               $617            $55,247    $55,864
                                       =========     ==============    =======


Note 5.    Foreign Currency Risk Management Programs
           -----------------------------------------

           As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards Nos. 133 and 138, which require that all derivative financial instruments be measured at fair value and be recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net income
           (loss) or accumulated other comprehensive income (loss), depending on the designated purpose of the derivative. The impact on the Company's financial results, upon the adoption of these pronouncements, was immaterial.

           The Company currently engages in two primary programs to manage its exposure to foreign currency risk:

           1. Short-term foreign exchange forward contracts to manage foreign currency balance sheet exposures. As of March 31, 2001, the Company recorded $20.2 million in its Statement of Operations relating to gains on these foreign exchange forward contracts. The $20.2 million consists of gains from contracts settled during the 2001 first quarter, as well as contracts outstanding that are marked-to-market.

           2. Cash flow hedging programs to cover currency risk related to intercompany inventory sales denominated in foreign currencies through the purchase of primarily foreign currency put options. As of March 31, 2001, the Company has recorded gains of $31.7 million in Accumulated other comprehensive loss relating to the cash flow hedging programs.

           Refer to the "Quantitative and Qualitative Disclosures About Market Risk" section on pages 19 and 20 for further discussion and disclosures relating to the Company's foreign currency risk management programs.

Note 6.    Company Data by Operating Segment
           ---------------------------------

           The Company has three reportable segments: Pharmaceuticals, Consumer Health Care and Corporate. The Company's Pharmaceuticals and Consumer Health Care reportable segments are strategic business units that are managed separately because they manufacture, distribute and sell distinct products and provide services, which require various technologies and marketing strategies.

                                                                Income from
                                                          Continuing Operations
                                       Net Revenue (1)       before Taxes (2)
                                    --------------------   --------------------
                                         Three Months           Three Months
           (In millions)                Ended March 31,        Ended March 31,
                                    --------------------   --------------------
           Operating Segment          2001        2000        2001       2000
           ---------------------    --------    --------     -------   --------
           Pharmaceuticals (3)      $2,879.3    $2,602.9      $915.5     $744.0
           Consumer Health Care        569.9       593.0       124.0      130.4
                                    --------    --------     --------  --------
                                     3,449.2     3,195.9     1,039.5      874.4
           Corporate (4)                  -           -        (58.5)   1,691.9
                                    --------    --------     --------  --------
           Total                    $3,449.2    $3,195.9      $981.0   $2,566.3
                                    ========    ========     ========  ========

           (1) The Company early adopted new authoritative accounting guidance as of January 1, 2001 reflecting certain rebates and sales incentives (i.e., coupons and other rebate programs) as reductions of revenues instead of selling and marketing expenses. Financial information for all prior periods presented has been reclassified to comply with the income statement classification requirements of the new guidance. These reclassifications had no effect on total net revenue growth between the periods presented.

           (2) Includes goodwill amortization for 2001 and 2000 as follows:
           Pharmaceuticals - $34.6 and $38.9, and Consumer Health Care - $6.0 and $8.0, respectively.

           (3) Effective January 1, 2000, the financial results of Immunex, which previously were consolidated in the results of the Company, were deconsolidated and included in the financial results of the Company on an equity basis. As a result, alliance revenue relating to co-promotion agreements between the Company and Immunex is included in pharmaceutical net revenue for both 2001 and 2000. The 2000 first quarter pharmaceutical net revenue was restated to reflect the deconsolidation.

           (4) Corporate for the 2000 first quarter included income of $1,709.4 resulting from the receipt of a $1,800.0 termination fee provided for under the merger agreement with Warner-Lambert Company offset, in part, by certain related expenses.

Note 7.    Earnings per Share
           ------------------

           The following table sets forth the computations of Basic Earnings per Share and Diluted Earnings per Share:

                                                                       Three Months
                                                                       Ended March 31,
                                                                   ----------------------
           (In thousands except per share amounts)                      2001        2000
           ------------------------------------------------------  ----------  ----------

           Income from continuing operations less preferred
            dividends                                                $733,543  $1,745,997
           Loss from discontinued operations                             -     (1,469,647)
                                                                   ----------  ----------
           Net income less preferred dividends                       $733,543    $276,350
           Denominator:
            Average number of common shares outstanding             1,313,855   1,305,213
                                                                   ----------  ----------

           Basic Earnings per Share from Continuing Operations          $0.56       $1.34
           Basic Loss per Share from Discontinued Operations              -         (1.13)
                                                                   ----------  ----------
           Basic Earnings per Share                                     $0.56       $0.21
                                                                   ==========  ==========

           Income from continuing operations                         $733,554  $1,746,009
           Loss from discontinued operations                             -     (1,469,647)
                                                                   ----------  ----------
           Net income                                                $733,554    $276,362
           Denominator:
           Average number of common shares outstanding              1,313,855   1,305,213
           Common share equivalents of outstanding stock
            options and deferred common stock awards                   14,200      14,459
                                                                   ----------  ----------
           Total shares                                             1,328,055   1,319,672
                                                                   ----------  ----------

           Diluted Earnings per Share from Continuing Operations        $0.55       $1.32
           Diluted Loss per Share from Discontinued Operations            -         (1.11)
                                                                   ----------  ----------
           Diluted Earnings per Share                                   $0.55       $0.21
                                                                   ==========  ==========


              Management's Discussion and Analysis of Financial Condition
                               and Results of Operations
                           Three Months Ended March 31, 2001

        Results of Operations
        ---------------------

        Effective January 1, 2000, the financial results of Immunex, which previously were consolidated in the financial results of the Company, were deconsolidated and included in the financial results of the Company on an equity basis. Accordingly, alliance revenue relating to co-promotion agreements between the Company and Immunex was included in pharmaceutical net revenue for both the 2001 and 2000 first quarters. The 2000 first quarter financial results were restated to reflect the deconsolidation of Immunex, which had no effect on income from continuing operations. In addition, the Company early adopted new authoritative accounting guidance as of January 1, 2001 reflecting certain rebates and sales incentives (i.e., coupons and other rebate programs) as reductions of revenues instead of selling and marketing expenses. Financial information for all prior periods presented has been reclassified to comply with the income statement classification requirements of the new guidance. These reclassifications had no effect on total net revenue growth between the periods presented.

        Worldwide net revenue for the 2001 first quarter was 8% higher compared with prior year levels. The increase in worldwide net revenue for the 2001 first quarter was due primarily to higher worldwide net revenue of human pharmaceuticals. Excluding the negative impact of foreign exchange, worldwide net revenue increased 11% for the 2001 first quarter.

        The following table sets forth worldwide net revenue results by operating segment together with the percentage changes from the comparable period in the prior year:

                                         Net Revenue
                                     ---------------------
                                         Three Months
        ($ in Millions)                 Ended March 31,
                                     ---------------------          % Increase
        Operating Segment              2001         2000              (Decrease)
        -----------------            --------     --------          ------------
        Pharmaceuticals              $2,879.3     $2,602.9                   11%
        Consumer Health Care            569.9        593.0                  (4)%
                                     --------     --------          ------------
        Total Net Revenue            $3,449.2     $3,195.9                    8%
                                     ========     ========          ============


        Pharmaceuticals
        ---------------

        Worldwide pharmaceutical net revenue increased 11% for the 2001 first quarter due primarily to higher sales of human pharmaceuticals offset, in part, by decreased sales of animal health products. Excluding the negative impact of foreign exchange, worldwide pharmaceutical net revenue increased 14% for the 2001 first quarter.

        Worldwide human pharmaceutical net revenue increased 12% for the 2001 first quarter due primarily to higher sales of PREVNAR (introduced in the 2000 first quarter), PROTONIX (introduced in the 2000 second quarter), PREMARIN products and EFFEXOR XR (as a result of higher volume and additional market share of new prescriptions) offset, in part, by lower sales of MENINGITEC, oral contraceptives and ZIAC (due to generic competition). Excluding the negative impact of foreign exchange, worldwide human pharmaceutical net revenue increased 15% for the 2001 first quarter. MENINGITEC, the Company's meningococcal meningitis vaccine, was launched in the United Kingdom in the fourth quarter of 1999 as the first vaccine for this disease. The Company successfully obtained a majority of the meningococcal meningitis vaccine market, with a significant volume of sales occurring in the 2000 first quarter, and by the end of 2000 most children and adolescents in the United Kingdom had been vaccinated.
        The product is currently being launched in other European countries. This second round of mutual recognition could encompass up to eight European markets for MENINGITEC; however, the Company does not currently anticipate that any of these markets, individually, will provide sales volume equivalent to that generated in the United Kingdom.

        Worldwide animal health net revenue decreased 4% in the 2001 first quarter due primarily to lower sales of animal health biologicals and pharmaceuticals offset, in part, by higher sales of CYDECTIN, the Company's topical parasite control product for beef and dairy cattle. Excluding the negative impact of foreign exchange, worldwide animal health net revenue was flat for the 2001 first quarter.


        Consumer Health Care
        --------------------

        Worldwide consumer health care net revenue decreased 4% for the 2001 first quarter due primarily to lower sales of the CENTRUM product line and ADVIL offset, in part, by higher sales of CHAP STICK. Excluding the negative impact of foreign exchange, worldwide consumer health care net revenue decreased 2% for the 2001 first quarter.

        The following table sets forth the percentage changes in worldwide net revenue by operating segment compared to the prior year, including the effect volume, price and foreign exchange had on these percentage changes:


                                               % Increase (Decrease)
                                        Three Months Ended March 31, 2001
                                -----------------------------------------------
                                                          Foreign      Total
                                  Volume      Price      Exchange   Net Revenue
                                ----------- ----------- ----------  -----------
        Pharmaceuticals
        --------------------
        United States                  18%          5%          -          23%
        International                   2%           -        (8%)         (6%)
                               -----------------------------------------------
        Total                          11%          3%        (3%)         11%
                               ===============================================

        Consumer Health Care
        --------------------
        United States                  (3%)         1%          -          (2%)
        International                  (2%)         2%        (7%)         (7%)
                               -----------------------------------------------
        Total                          (3%)         1%        (2%)         (4%)
                               ===============================================

        Total
        --------------------
        United States                  14%          4%          -          18%
        International                   2%           -        (8%)         (6%)
                               -----------------------------------------------
        Total                           9%          3%        (4%)          8%
                               ===============================================

        Cost of goods sold, as a percentage of Net revenue, decreased more than one percentage point to 23.2% for the 2001 first quarter compared with 24.5% for the 2000 first quarter due primarily to an increase in sales volume on higher margin products in the pharmaceuticals segment.

        Selling, general and administrative expenses increased 10% for the 2001 first quarter. Higher expenses were due primarily to higher selling and marketing expenses, including increased headcount, related to recent pharmaceutical product launches and direct-to-consumer promotional costs for significant established pharmaceutical products.

        Research and development expenses increased 10% for the 2001 first quarter due primarily to increased headcount and other research operating expenses, including higher chemical and material costs, and cost sharing expenditures from pharmaceutical collaborations commencing in 2000 offset, in part, by lower payments for licensing agreements.

        Interest expense, net decreased 92% for the 2001 first quarter due primarily to lower interest expense as a result of lower average debt levels and more favorable interest rates on the debt outstanding, primarily commercial paper, as well as additional capitalized interest recognized during the 2001 first quarter compared with the prior year. As described in Note 1 to the Consolidated Condensed Financial Statements, the commercial paper issuance associated with the new $3,000.0 million credit facility and the $3,000.0 million Notes occurred in late March

        2001 and, therefore, was not outstanding for a majority of the 2001 first quarter. As a result, weighted average long-term debt outstanding during the 2001 and 2000 first quarters was $3,920.2 million and $4,843.3 million, respectively. In addition, the Company generated higher interest income due to higher average levels of cash on hand throughout the 2001 first quarter.

        The following table sets forth worldwide income from continuing operations before taxes by operating segment together with the percentage changes from the comparable period in the prior year:

                                           Income from Continuing
                                          Operations before Taxes (1)
                                         ----------------------------
                                               Three Months
        ($ in millions)                       Ended March 31,
                                        --------------------------
                                                                     % Increase
        Operating Segment                    2001           2000      (Decrease)
        --------------------            -----------   ------------   ----------
        Pharmaceuticals                      $915.5         $744.0          23%
        Consumer Health Care                  124.0          130.4         (5)%
                                        -----------   ------------   ----------
                                            1,039.5          874.4          19%
        Corporate (2)                         (58.5)       1,691.9           -
                                        -----------   ------------   ----------

        Total (3)                            $981.0       $2,566.3        (62)%
                                        ===========   ============   ==========

        (1) Includes goodwill amortization for 2001 and 2000 as follows:
        Pharmaceuticals - $34.6 and $38.9, and Consumer Health Care - $6.0 and $8.0, respectively.

        (2) Corporate for the 2000 first quarter included income of $1,709.4 resulting from the receipt of a $1,800.0 termination fee provided for under the merger agreement with Warner-Lambert Company offset, in part, by certain related expenses. Excluding the termination fee, Corporate expenses, net increased for the 2001 first quarter.

        (3) Excluding the termination fee, total income from continuing operations before taxes increased 14% for the 2001 first quarter.

        Worldwide pharmaceutical income from continuing operations before taxes increased 23% (25% for human pharmaceuticals) for the 2001 first quarter due primarily to increased worldwide sales of human pharmaceuticals and higher other income, net offset, in part, by higher selling, general and administrative expenses and research and development expenses.

        The Company experienced greater growth of worldwide pharmaceutical income from continuing operations before taxes (23%) than growth of worldwide pharmaceutical net revenue (11%). This difference was due primarily to product mix of human pharmaceuticals, which improved margins by more than one percentage point for the 2001 first quarter, and other expense incurred in the 2000 first quarter compared to higher other income generated in the 2001 first quarter. Other expense recorded in the 2000 first quarter included a one-time access fee paid pursuant to a collaboration agreement with Elan Pharmaceuticals, with which the Company has formed an alliance for the development of a treatment for mild to moderate Alzheimer's disease. Other income generated in the 2001 first quarter included gains on sales of non-strategic assets, mostly non-core product rights, and higher equity income related to Immunex.

        Worldwide consumer health care income from continuing operations before taxes decreased 5% for the 2001 first quarter due primarily to lower worldwide consumer health care sales offset, in part, by lower selling, general and administrative expenses.

        Corporate expenses, net, excluding the Warner-Lambert Company termination fee, increased for the 2001 first quarter due primarily to lower other income relating to a one-time insurance recovery of environmental costs recorded in the 2000 first quarter offset, in part, by lower interest expense in the 2001 first quarter.

        The effective tax rate of continuing operations decreased to 25.2% for the 2001 first quarter compared with 25.9% for the 2000 first quarter (excluding the effect of the Warner-Lambert Company termination fee). The tax rate reduction occurring in the 2001 first quarter was due to an increased benefit from products manufactured in lower taxed jurisdictions.

        Income and diluted earnings per share from continuing operations for the 2001 first quarter increased to $733.6 million and $0.55 compared to $634.9 million and $0.48 in the prior year (excluding the Warner-Lambert Company termination fee), increases of 16% and 15%, respectively. Exclusive of the Warner-Lambert Company termination fee, the increases in income and diluted earnings per share from continuing operations for the 2001 first quarter were due to additional worldwide sales of human pharmaceuticals and lower interest expense offset, in part, by higher selling, general and administrative expenses, and research and development expenses.


        Euro Currency
        -------------

        As of January 1, 2001, 12 of the 15 member countries of the European Union adopted the Euro as a new common legal currency. However, the legacy currencies of the member countries are scheduled to remain legal tender as sub-denominations of the Euro between January 1, 1999 and January 1, 2002 (the transition period). Critical areas impacted by the conversion to the Euro have been identified and appropriate strategies developed, which are currently being implemented to facilitate the adoption of the Euro and to facilitate business transactions during the transition period. The costs related to the Euro conversion and transition period will not have a material adverse effect on the Company's financial position or results of operations. However, the Euro conversion may have competitive implications on the Company's pricing and marketing strategies, the total impact of which is not known at this time.

        Competition
        -----------

        The Company operates in the highly competitive pharmaceutical and consumer health care industries. The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its net revenue or results of operations. PREMARIN, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products PREMPRO and PREMPHASE (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate), are the leaders in their categories and contribute significantly to net revenue and results of operations. Premarin's natural composition is not subject to patent protection (although PREMPRO has patent protection). The principal uses of PREMARIN, PREMPRO and PREMPHASE are to manage the symptoms of menopause and to prevent osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and several of these products also have an approved indication for the prevention of osteoporosis. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. New products containing different estrogens than those found in PREMPRO and PREMPHASE and having many forms of the same indications have also been introduced. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the U.S. Food and Drug Administration (FDA) announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. At least one other company has announced that it is in the process of developing a generic version of PREMARIN from the same natural source, and the Company currently cannot predict the timing or outcome of these or any other efforts.

        Liquidity, Financial Condition and Capital Resources
        ----------------------------------------------------

        The Company generated operating cash inflows totaling $1,194.1 million during the 2001 first quarter due primarily to income from continuing operations and collections on outstanding receivables. These cash inflows were more than offset by payments made on outstanding payables and accrued expenses and $4,141.6 million of payments relating to the diet drug litigation (see Note 3 to the Consolidated Condensed Financial Statements).

        The Company used $478.6 million of cash relating to investments in property, plant and equipment and marketable securities. The capital expenditures made during the 2001 first quarter were consistent with the Company's commitment to expand existing manufacturing and research and development facilities worldwide, and build new biotechnology facilities. The Company received investment proceeds through the sales and maturities of marketable securities and the sales of non-strategic assets totaling $77.9 million.

        As described in Note 1 to the Consolidated Condensed Financial Statements, the Company obtained new credit facilities totaling $6,000.0 million in March 2001. The new credit facilities include a $3,000.0 million, 364-day credit facility (which support borrowings under the commercial paper program). Any borrowings actually drawn from the credit facility are extendible for an additional year. In addition, the new credit facilities include a $3,000.0 million, 364-day bridge facility, which facility was terminated when the Company issued $3,000.0 million of Notes on March 30, 2001. On March 30, 2001, the Company issued three tranches of Notes in a transaction exempt from registration pursuant to Rule 144A under the Securities Act as follows:

                - $500.0 million, 5.875% Notes due March 15, 2004
                - $1,000.0 million, 6.25% Notes due March 15, 2006
                - $1,500.0 million, 6.70% Notes due March 15, 2011

        The interest rate payable on each series of Notes is subject to an increase of .25 percentage points each time Moody's or Standard & Poor's downgrades the Company's credit rating. The total adjustment to the interest rate for the series of Notes cannot exceed two percentage points. The Company would incur approximately a total of $7.5 million of additional annual interest expense for every .25 percentage point increase in the interest rate.

        The $3,000.0 million, 364-day facility is combined with the Company's existing $2,000.0 million five-year credit facility (termination date of July 31, 2002) to provide $5,000.0 million of credit facilities to support the Company's commercial paper program. The Company offers its commercial paper in a very liquid market commensurate with its long term credit ratings from Moody's (A3) and Standard & Poor's (single-A). The proceeds received from the combined Notes and commercial paper supported by the credit facilities totaled $24,179.3 million for the 2001 first quarter. These proceeds were offset by repayments of $19,236.4 million of commercial paper during the 2001 first quarter. The Company will use the proceeds from the Notes and commercial paper supported by the credit facilities for general corporate and working capital requirements, including the capital expenditures identified above, and payments related to the REDUX and PONDIMIN diet drug litigation.

        The Company also used cash for financing activities related to dividend payments of $302.0 million.

        Management remains confident that cash flows from operating activities and available financing resources will be adequate to fund the Company's operations, pay opt out settlement payments and fund the nationwide, class action settlement relating to the REDUX and PONDIMIN diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations, without requiring the disposition of any significant strategic core businesses.

        Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

        The market risk disclosures appearing on pages 58 and 59 of the Company's 2000 Annual Report on Form 10-K have not materially changed from December 31, 2000 except as follows:

          - In conjunction with the Notes issued by the Company on March 30, 2001, the Company entered into interest rate swap agreements related to the $1,500.0 million 6.70% Notes due March 15, 2011.

          - The interest rate swap agreements are contracts under which the Company converted the fixed rate of the $1,500.0 million 6.70% Notes to a floating rate of interest over the term of the interest rate swap agreements, which is the same term as the underlying debt.

          - The interest rate swap agreements are effective fair value hedges, as the terms of the interest rate swaps are the same as the underlying debt and therefore the current market interest rate fluctuations on the debt will be completely offset by the effectiveness of the interest rate swap.

        At March 31, 2001, the fair values of the Company's financial instruments were as follows:

        ($ in millions)              Notional/
        Description               Contract Amount    Carrying Value  Fair Value
        ---------------           ---------------    --------------  ----------
        Forward contracts (1)              $394.5             $16.2       $16.2

        Option contracts (1)                956.4              34.1        34.1

        Interest rate swaps               1,500.0              (1.3)       (1.3)

        Outstanding debt (2)              7,394.3           7,391.8     7,482.3

        (1) If the value of the U.S. dollar were to increase or decrease by 10%, in relation to all hedged foreign currencies, the net receivable on the forward and option contracts would decrease or increase by approximately $48.9 million.

        (2) If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would increase or decrease by approximately $233.9 million.

        The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of March 31, 2001; the fair value of interest rate swaps and forward contracts reflects the present value of the future potential gain or
        (loss) if settlement were to take place on March 31, 2001; and the fair value of option contracts reflects the present value of future cash flows if the contracts were settled on March 31, 2001.


        ENBREL Supply
        -------------

        ENBREL is a biological treatment for juvenile, early stage and moderate to severe rheumatoid arthritis. ENBREL was discovered by Immunex and is being co-promoted in North America by Immunex and the Company. The Company has exclusive marketing rights to ENBREL outside of North America. Although the market demand for ENBREL is increasing, the sales growth is currently constrained by limits on the existing source of supply. This is anticipated to continue until the retrofitting of a Rhode Island facility is completed and approved, which is expected to occur in 2002. If the market demand continues to grow, there may be further supply constraints even after the Rhode Island facility begins producing ENBREL. The current plan for the longer term includes a new manufacturing facility which will be constructed in Ireland.


        Cautionary Statements for Forward Looking Information
        -----------------------------------------------------

        This Form 10-Q, including management's discussion and analysis set forth above, contains certain forward-looking statements, including, among other things, statements regarding the Company's results of operations, Euro currency, competition, liquidity, financial condition and capital resources, ENBREL supply, MENINGITEC sales, foreign currency and interest rate risk, the nationwide, class action settlement relating to REDUX and PONDIMIN, and additional litigation charges related to REDUX and PONDIMIN including those for opt outs. These forward-looking statements are based on current expectations. Certain factors which could cause the Company's actual results to differ materially from expected and historical results have been identified by the Company in
        Exhibit 99 to the Company's 2000 Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

                     Part II - Other Information
                     ---------------------------

Item 1.  Legal Proceedings
         -----------------

         The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

         As of April 15, 2001, the Company had reached agreements or agreements in principle to settle the claims of approximately 85% of the individuals who initally opted out of the Company's nationwide, class action settlement of claims brought by individuals who allege injury as a result of their use of PONDIMIN and/or REDUX.

         On April 3, 2001, a jury in Alice, Texas hearing the case of Lopez v. American Home Products Corporation, et al., No. 99-07-37723, 79th Judicial District Court, returned a verdict in favor of the plaintiff for $11.55 million in compensatory damages and $45 million in punitive damages for injuries allegedly sustained by the plaintiff due to her use of PONDIMIN. The trial court indicated following the verdict that it does not expect to enter a judgment in the case for several months, while it considers the Company's post-trial motions. If a verdict is entered in favor of the plaintiff, the Company intends to pursue an appeal.

         In the litigation involving the Company's DIMETAPP and ROBITUSSIN cough/cold products that contained the ingredient phenylpropanolamine ("PPA"), three additional class actions have been filed. The allegations in Kaen, et al. v. Novartis Consumer Health, Inc. et al., No. GIC 764315, Calif. Super. Ct., San Diego Cty., a putative statewide class action for disgorgement, restitution and other economic relief, are similar to the previously-reported class actions seeking relief under the false advertising provisions of the California Business & Professions Code. Giunta, et al. v. American Home Products Corporation, No. L-512-01, N.J. Super. Ct., Gloucester Cty., is a putative statewide class action for economic damages brought under the New Jersey Consumer Fraud Act. Risti, et al. v. Novartis, et al., No. L-4053-01, N.J. Super. Ct., Middlesex Cty., is a putative nationwide class action seeking damages for economic loss. In addition to these and the previously reported putative class actions, there are a total of 23 individual personal injury suits against the Company that have been filed alleging injury as a result of ingestion of PPA-containing products. The Company expects that additional PPA cases may be filed in the future against it and the other companies which marketed PPA-containing products. The Company intends to defend all such cases vigorously.

         In the litigation involving DURACT, the Company's non-narcotic analgesic pain reliever which was voluntarily withdrawn from the market, the Company's appeal to the United States Court of Appeals for the Fifth Circuit from the decision granting class certification in Rivera, et al. v. Wyeth-Ayerst Laboratories Company, et al., No. G-00-345, U.S.D.C., S.D.Tex., an economic damage and refund case, is expected to be argued this year with a decision expected later this year. In addition to Rivera and the other putative class actions discussed in prior filings, there are currently a total of 20 filed lawsuits pending involving former DURACT users alleging myriad injuries, from gastrointestinal upset and distress to liver transplant and death. The Company expects that a number of additional DURACT cases may be filed in the future. The Company intends to defend all such cases vigorously.

         On March 30, 2001, the Federal Trade Commission issued an administrative complaint (in the matter of Schering-Plough
         Corporation, et al., Docket No. 9297) alleging that the Company violated Section 5 of the Federal Trade Commission Act. The complaint alleges, among other things, that the Company's agreement to settle a patent infringement case relating to its generic version of Schering-Plough Corporation's K-Dur potassium supplement product unlawfully restrained trade. The complaint alleges further that the settlement was an agreement allowing Schering-Plough to monopolize potassium chloride supplement markets in violation of Section 5 of the FTC Act. The relief sought is a cease and desist order which would include, among other things, a requirement that the Company not be a party to an agreement in which an NDA holder provides anything of value to an alleged infringer and the alleged infringer agrees to refrain from selling the drug for any period of time. Subsequently, purported class action cases (HIP Health Plan of Fla., Inc. v. Schering-Plough Corp., No. 01-CV-1652; United Food and Commercial Workers Local 56 Health and Welfare Fund v. Schering-Plough Corp., et al., No. 01-CV-1769; Wallace v. Schering-Plough Corp., et al., No. 01-CV-1771; and Reichert v. Schering-Plough Corp., et al., No.
         01-1170) were filed in the federal district court of New Jersey alleging on behalf of end users and/or end payors of potassium supplements violations of federal antitrust laws as well as state law conspiracy and unjust enrichment claims. The relief sought includes damages, disgorgement and injunctive relief. A purported class action (Maffei v. Schering-Plough Corp., et al., E.D., PA, No. 01-CV-2012) has also been filed in federal district court in Pennsylvania on behalf of indirect purchaser end users of potassium chloride. This case seeks declaratory and injunctive relief for violations of sections 1 and 2 of the Sherman Act and restitution and disgorgement as well as a constructive trust for unjust enrichment. Also purported class action cases were filed in California state courts (Sutin v. Schering-Plough Corp., et al., Sup. Ct., L.A. Cty., Civ. Act. No. BC248047; Cundiff v. Schering-Plough Corp., Sup. Ct., Alameda Cty., Civ. Act. No. 837776; and Travers v. Schering-Plough Corp. et al.,
         Sup. Ct., Alameda Cty., No. 840186-5), in Florida (Grossman v. Schering-Plough Corp., Cir. Ct., Palm Beach Cty., Case No. CL 01-3504AE), one in Alabama (Steadman v. Schering-Plough Corp., et al., Cir. Ct., Walker Cty., No. CV01-211), in Minnesota (Roseen v. Schering-Plough Corp., et al., Dist. Ct., Hennepin Cty., No.
         CT01-6345) and in Tennessee (Bellows v. Schering-Plough Corp., et al., Cir. Ct., Shelby Cty., No. CT-002465-01, D2; and Randolph v. Schering-Plough Corp., et al., Cir. Ct., Cocke Cty., No. 27,038IV) on behalf of consumers of potassium chloride supplements. The complaints in these cases contain similar allegations of violations of state antitrust and consumer protection laws. The relief sought in these cases includes unspecified treble damages and injunctive relief.
         Other cases may be filed with similar allegations. The Company believes it has meritorious defenses to these actions and intends to defend them vigorously.

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

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits
                --------

                Exhibit No.        Description
                -----------        -----------

                   (4.1) Second Supplemental Indenture, dated as of March 30, 2001, between the Corporation and The Chase Manhattan Bank (as successor to Manufacturers Hanover Trust Company) is incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-4 of the Corporation filed on April 27, 2001.

                   (4.2) Exchange and Registration Rights Agreement, dated March 30, 2001, among the Corporation and Chase Securities Inc., Salomon Smith Barney Inc., as Representatives of the several Initial Purchasers, is incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4 of the Corporation filed on April 27, 2001.

                  (10.1) Agreement, dated as of March 6, 2001 by and between the Corporation and John R. Stafford.

                  (10.2) Amendatory Agreement, dated as of March 6, 2001, by and between the Corporation and John
                                   R. Stafford.

                  (12)             Computation of Ratio of Earnings to Fixed
                                   Charges.





           (b)   Reports on Form 8-K
                 -------------------

                 On April 26, 2001, the Company filed a Current Report on Form 8-K (including disclosure under items 5 and 7) relating to the 2001 First Quarter Earnings Press Release.

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



Date: May 15, 2001

                            Exhibit Index


                Exhibit No.        Description
                -----------        -----------


                  (10.1) Agreement, dated as of March 6, 2001 by and between the Corporation and John R. Stafford.

                  (10.2) Amendatory Agreement, dated as of March 6, 2001, by and between the Corporation and John
                                   R. Stafford.

                  (12)             Computation of Ratio of Earnings to Fixed
                                   Charges.




                                      EX-1










                                      EX-1