Form 10-Q
period 2001-06-30
AMERICAN HOME PRODUCTS CORP
filed 2001-08-14
CIK 5187

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

For the quarterly period ended                     Commission file number 1-1225
June 30, 2001

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

                                                  Yes  X        No
                                                  ------        --


The number of shares of Common Stock outstanding as of the close of business on July 31, 2001:

                                                           Number of
                     Class                            Shares Outstanding
       ---------------------------------              ------------------
       Common Stock, $0.33-1/3 par value                 1,317,594,283

================================================================================

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I -  Financial Information                                              2

          Item 1.  Consolidated Condensed Financial Statements:

                   Consolidated Condensed Balance Sheets -
                      June 30, 2001 and December 31, 2000                    3

                   Consolidated Condensed Statements of Operations -
                      Three and Six Months Ended June 30, 2001 and 2000      4

                   Consolidated Condensed Statements of Changes in
                      Stockholders' Equity - Six Months Ended June 30,
                      2001 and 2000                                          5

                   Consolidated Condensed Statements of Cash Flows -
                      Six Months Ended June 30, 2001 and 2000                6

                   Notes to Consolidated Condensed Financial Statements    7-13

          Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       14-23

Part II - Other Information                                                 24

          Item 1.  Legal Proceedings                                      24-25

          Item 4.  Submission of Matters to a Vote of Security-Holders      26

          Item 6.  Exhibits and Reports on Form 8-K                         27

Signature                                                                   28

Exhibit Index                                                              EX-1




Items other than those listed above have been omitted because they are not applicable.

                         Part I - Financial Information
                         ------------------------------

AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by American Home Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2001 and December 31, 2000, and the results of its operations, changes in stockholders' equity and cash flows for the three months and six months ended June 30, 2001 and 2000. It is suggested that these consolidated condensed financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

In the 2000 fourth quarter, the Company sold a portion of its ownership in Immunex Corporation (Immunex) common stock, which reduced the Company's ownership interest below 50%. As a result, the financial results of Immunex, which previously were consolidated in the financial results of the Company, were deconsolidated and included in the financial results of the Company on an equity basis retroactive to January 1, 2000. Accordingly, alliance revenue relating to co-promotion agreements between the Company and Immunex was included in pharmaceutical net revenue for both the 2001 and 2000 second quarters and first halves. The 2000 second quarter and first half financial results were restated to reflect the deconsolidation of Immunex, which had no effect on income from continuing operations.

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

                           AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands Except Per Share Amounts)


                                                                       June 30,             December 31,
                                                                         2001                   2000
                                                                     -----------            ------------
ASSETS
Cash and cash equivalents                                             $2,393,349              $2,644,306
Marketable securities                                                    755,880                 341,031
Accounts receivable less allowances                                    2,388,758               2,740,272
Inventories:
     Finished goods                                                      650,611                 585,123
     Work in progress                                                    661,699                 586,656
     Materials and supplies                                              397,996                 359,948
                                                                     -----------            ------------
                                                                       1,710,306               1,531,727
Other current assets including deferred taxes                          2,607,754               2,923,475
                                                                     -----------            ------------
     Total Current Assets                                              9,856,047              10,180,811

Property, plant and equipment                                          7,995,138               7,578,233
     Less accumulated depreciation                                     2,581,014               2,543,409
                                                                     -----------            ------------
                                                                       5,414,124               5,034,824
Goodwill and other intangibles, net of accumulated
     amortization                                                      3,942,136               4,052,410
Other assets including deferred taxes                                  2,165,998               1,824,421
                                                                     -----------            ------------
     Total Assets                                                    $21,378,305             $21,092,466
                                                                     ===========            ============

LIABILITIES
Loans payable                                                            $52,165                 $58,717
Trade accounts payable                                                   874,503                 595,233
Accrued expenses                                                       4,651,135               8,831,459
Accrued federal and foreign taxes                                        244,075                 256,650
                                                                     -----------            ------------
     Total Current Liabilities                                         5,821,878               9,742,059

Long-term debt                                                         8,023,186               2,394,790
Other noncurrent liabilities                                           3,483,461               5,226,495
Accrued postretirement benefit obligations other than pensions           927,365                 911,029

STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share                  53                      55
Common stock, par value $0.33-1/3 per share                              438,908                 437,258
Additional paid-in capital                                             4,092,308               3,952,457
Accumulated deficit                                                     (598,579)               (899,118)
Accumulated other comprehensive loss                                    (810,275)               (672,559)
                                                                     -----------            ------------
     Total Stockholders' Equity                                        3,122,415               2,818,093
                                                                     -----------            ------------
     Total Liabilities and Stockholders' Equity                      $21,378,305             $21,092,466
                                                                     ===========            ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                   AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                         (In Thousands Except Per Share Amounts)


                                                                     Three Months                     Six Months
                                                                    Ended June 30,                  Ended June 30,
                                                              --------------------------      --------------------------
                                                                 2001            2000            2001            2000
                                                              ----------      ----------      ----------      ----------
Net Revenue                                                   $3,216,420      $3,026,215      $6,665,596      $6,222,067
                                                              ----------      ----------      ----------      ----------
Cost of goods sold                                               791,041         771,042       1,589,644       1,553,034
Selling, general and administrative expenses                   1,291,455       1,242,953       2,576,923       2,407,157
Research and development expenses                                477,533         412,773         928,522         820,991
Interest expense, net                                             49,554          51,990          53,493         102,874
Other income, net                                                (25,053)         (7,063)        (95,864)        (73,463)
Termination fee                                                       -               -               -       (1,709,380)
                                                              ----------      ----------      ----------      ----------

Income from continuing operations before
  federal and foreign taxes                                      631,890         554,520       1,612,878       3,120,854
Provision for federal and foreign taxes                          154,894         141,786         402,328         962,111
                                                              ----------      ----------      ----------      ----------
Income from continuing operations                                476,996         412,734       1,210,550       2,158,743
                                                              ----------      ----------      ----------      ----------

Discontinued Operations:
  Income from operations of agricultural products
    business (net of federal and foreign taxes of $57,289)            -               -               -          103,346

  Loss on disposal of agricultural products business
    (including federal and foreign tax charges of $855,248)           -               -               -       (1,572,993)
                                                              ----------      ----------      ----------      ----------

Loss from discontinued operations                                     -               -               -       (1,469,647)
                                                              ----------      ----------      ----------      ----------

Net Income                                                      $476,996        $412,734      $1,210,550        $689,096
                                                              ==========      ==========      ==========      ==========


Basic earnings per share from continuing operations                $0.36           $0.32           $0.92           $1.66
Basic loss per share from discontinued operations                     -               -               -            (1.13)
                                                              ----------      ----------      ----------      ----------
Basic earnings per share                                           $0.36           $0.32           $0.92           $0.53
                                                              ==========      ==========      ==========      ==========

Diluted earnings per share from continuing operations              $0.36           $0.31           $0.91           $1.63
Diluted loss per share from discontinued operations                   -               -               -            (1.11)
                                                              ----------      ----------      ----------      ----------
Diluted earnings per share                                         $0.36           $0.31           $0.91           $0.52
                                                              ==========      ==========      ==========      ==========


Dividends per share of common stock                                $0.23           $0.23           $0.46           $0.46
                                                              ==========      ==========      ==========      ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.



                                     AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           (In Thousands Except Per Share Amounts)


Six Months Ended June 30, 2001:
                                          $2.00                                                 Accumulated
                                       Convertible               Additional                        Other            Total
                                        Preferred      Common     Paid-in       Accumulated    Comprehensive    Stockholders'
                                          Stock        Stock      Capital         Deficit          Loss             Equity
                                       -----------   ---------   -----------    -----------    -------------    -------------
Balance at January 1, 2001                    $55    $437,258    $3,952,457      ($899,118)       ($672,559)      $2,818,093

Net income                                                                       1,210,550                         1,210,550
Currency translation adjustments                                                                   (155,729)        (155,729)
Unrealized gain on derivative
     contracts                                                                                       16,135           16,135
Unrealized gain on marketable
     securities                                                                                       1,878            1,878
                                                                                                                ------------
     Comprehensive income                                                                                          1,072,834
                                                                                                                ------------

Cash dividends declared *                                                         (907,287)                         (907,287)
Common stock issued for stock options                   1,548       127,337                                          128,885
Conversion of preferred stock
     and other exchanges                       (2)        102        12,514         (2,724)                            9,890
                                       ----------    --------    ----------     ----------    -------------     ------------
Balance at June 30, 2001                      $53    $438,908    $4,092,308      ($598,579)       ($810,275)      $3,122,415
                                       ==========    ========    ==========     ==========    =============     ============


Six Months Ended June 30, 2000:
                                          $2.00                                                 Accumulated
                                       Convertible               Additional                        Other            Total
                                        Preferred      Common     Paid-in         Retained     Comprehensive    Stockholders'
                                          Stock        Stock      Capital         Earnings         Loss             Equity
                                       -----------   ---------   -----------    -----------    -------------    -------------
Balance at January 1, 2000                    $61    $434,639    $3,392,705     $3,000,827        ($613,485)      $6,214,747

Net income                                                                         689,096                           689,096
Currency translation adjustments                                                                       (490)            (490)
Unrealized gain on marketable
     securities                                                                                      15,380           15,380
                                                                                                                ------------
     Comprehensive income                                                                                            703,986
                                                                                                                ------------

Cash dividends declared                                                           (599,949)                         (599,949)
Common stock acquired for treasury                     (2,261)      (14,884)      (341,901)                         (359,046)
Common stock issued for stock options                   1,948       144,880                                          146,828
Conversion of preferred stock
     and other exchanges                       (4)        104        21,164         (3,697)                           17,567
                                       ----------    --------    ----------     ----------     ------------     ------------
Balance at June 30, 2000                      $57    $434,430    $3,543,865     $2,744,376        ($598,595)      $6,124,133
                                       ==========    ========    ==========     ==========     ============     ============

* Includes the 2001 third quarter common stock cash dividend of $0.23 per share ($302,847 in the aggregate) declared on
  June 21, 2001 and payable on September 1, 2001, and the 2001 second and third quarter preferred stock cash dividends of $0.50 per share ($21 in the aggregate) paid on July 1, 2001 and payable on October 1, 2001, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.



                          AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (In Thousands)

                                                                                   Six Months
                                                                                 Ended June 30,
                                                                           -------------------------
                                                                              2001           2000
                                                                           ----------     ----------
Operating Activities
--------------------
Income from continuing operations                                          $1,210,550     $2,158,743
Adjustments to reconcile income from continuing operations to net cash provided from (used for) operating activities of continuing operations:
   Gains on sales of assets                                                  (102,577)       (78,093)
   Depreciation and amortization                                              294,924        270,507
   Deferred income taxes                                                      163,360        355,784
   Changes in working capital, net                                             55,314        492,247
   Diet drug litigation payments                                           (5,948,929)    (1,273,927)
   Deconsolidation of Immunex                                                     -         (236,768)
   Other items, net                                                           (52,058)      (156,430)
                                                                           ----------     ----------
Net cash provided from (used for) continuing operations                    (4,379,416)     1,532,063
Net cash provided from discontinued operations                                    -          127,574
                                                                           ----------     ----------
Net cash provided from (used for) operating activities                     (4,379,416)     1,659,637
                                                                           ----------     ----------


Investing Activities
--------------------
Purchases of property, plant and equipment                                   (843,225)      (553,716)
Proceeds from sale of the agricultural products business                          -        3,800,000
Proceeds from sales of assets                                                 253,350         99,321
Proceeds from sales and maturities of marketable securities                   114,298        187,300
Purchases of marketable securities                                           (529,147)      (375,490)
                                                                           ----------     ----------
Net cash provided from (used for) investing activities                     (1,004,724)     3,157,415
                                                                           ----------     ----------


Financing Activities
--------------------
Net proceeds from (repayments of) debt                                      5,626,438     (3,110,414)
Dividends paid                                                               (604,419)      (599,949)
Exercises of stock options                                                    128,885        146,828
Purchases of common stock for treasury                                            -         (359,046)
                                                                           ----------     ----------
Net cash provided from (used for) financing activities                      5,150,904     (3,922,581)
                                                                           ----------     ----------
Effects of exchange rates on cash balances                                    (17,721)       (18,440)
                                                                           ----------     ----------
Increase (decrease) in cash and cash equivalents                             (250,957)       876,031
Cash and cash equivalents, beginning of period                              2,644,306      1,892,715
                                                                           ----------     ----------
Cash and cash equivalents, end of period                                   $2,393,349     $2,768,746
                                                                           ==========     ==========


Supplemental Information
------------------------
Interest payments                                                            $120,469       $235,751
Income tax payments, net of refunds                                           241,287        343,792

The accompanying notes are an integral part of these consolidated condensed financial statements.


               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.   Credit Facilities and Term Debt Financing
          -----------------------------------------

          In addition to the Company's existing $2,000.0 million credit facility, in March 2001, the Company obtained new credit facilities totaling $6,000.0 million. The new credit facilities include a $3,000.0 million, 364-day credit facility (which support borrowings under the commercial paper program). Any borrowings actually drawn from the credit facility are extendible for an additional year. The portion of commercial paper outstanding at June 30, 2001 supported by the $3,000.0 million credit facility was classified as long-term debt since the Company intends, and has the ability, to refinance these obligations through the issuance of additional commercial paper or through the use of its $3,000.0 million credit facility as described above. The credit facility contains substantially identical financial and other covenants, representations, warranties, conditions and default provisions as the Company's existing $2,000.0 million credit facility, which terminates on July 31, 2002.

          In addition, the new credit facilities included a $3,000.0 million, 364-day bridge facility, which facility was terminated when the Company issued $3,000.0 million of Senior Notes (the "Notes") on March 30, 2001. On March 30, 2001, the Company issued three tranches of Notes in a transaction exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Rule 144A, as follows:

              o   $500.0 million 5.875% Notes due March 15, 2004
              o   $1,000.0 million 6.25% Notes due March 15, 2006
              o   $1,500.0 million 6.70% Notes due March 15, 2011

          In connection with the Notes, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission
          (SEC) on April 27, 2001 in order to offer the holders of the Notes the ability to exchange the outstanding Notes for new notes with substantially identical terms, but which are registered under the Securities Act. The Company's Registration Statement was declared effective by the SEC on May 8, 2001. As of June 15, 2001, the date the offer to exchange the Notes concluded, substantially all the Notes had been exchanged for the new notes registered under the Securities Act.

          Interest on the Notes is payable semi-annually, on March 15 and September 15, and is subject to adjustment under certain circumstances. The Company entered into two $750.0 million notional amount interest rate swaps relating to the $1,500.0 million 6.70% Notes. The interest rate swaps are contracts under which the Company converted the fixed rate on the $1,500.0 million 6.70% Notes to a floating rate of interest (the LIBOR swap rate) over the term of the swap agreements, which is the same term as the underlying debt. The interest rate swaps function as fair value hedges of the risk of changes in the fair value of the Notes attributable to changes in the benchmark interest rate (the LIBOR swap rate).

          Any proceeds from commercial paper supported by the credit facilities and the proceeds from the issuance of the Notes are being used for the Company's general corporate and working capital requirements, including payments related to the REDUX and PONDIMIN diet drug litigation.

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

          During the 2001 first half, payments to the nationwide, class action settlement funds, individual settlement payments, legal fees and other costs totaling $5,948.9 million were paid and applied against the litigation accrual. As of June 30, 2001, $2,216.6 million of the litigation accrual remained.

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


Note 4.   Restructuring Programs
          ----------------------

          In December 1998, the Company recorded a special charge for restructuring and related asset impairments of $321.2 million to recognize costs of the reorganization of its worldwide supply chains and U.S. distribution systems, and the globalization of certain business units. The restructuring will ultimately result in the

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


          elimination of approximately 3,900 positions worldwide offset, in part, by 1,000 newly created positions in the same functions at other locations. At June 30, 2001, approximately 3,670 positions had been eliminated, and two distribution centers owned by the Company and a leased distribution center had been closed. The Company anticipates closing a total of 14 manufacturing plants; eight were closed in 2000 and two were closed during the first six months of 2001. The Company currently anticipates closing another plant by the end of 2001, and the remaining facilities in 2002, assuming no further delays in regulatory approvals.

          The activity in the restructuring accruals was as follows:


                                                        Personnel  Other Closure/
          (In thousands)                                  Costs      Exit Costs      Total
          -------------------------------------------   ---------  --------------   --------

          Restructuring accruals at December 31, 2000     $6,249       $59,635      $65,884
          Cash expenditures                               (8,063)       (8,672)     (16,735)
          Redistributions                                 14,000       (14,000)        --
                                                         -------       -------      -------
          Restructuring accruals at June 30, 2001        $12,186       $36,963      $49,149
                                                         =======       =======      =======


          During the 2001 second quarter, the Company made redistribution adjustments between categories to increase accrual balances for personnel costs by $14.0 million and decrease other closure/exit costs by $14.0 million. These redistributions were necessary due to higher than expected enhanced pension benefits and outplacement costs for non-U.S. employees, updated forecasts of employees within the affected facilities, and lower than expected other closure and exit costs.
          The original scope of the restructuring projects remains substantially unchanged.


Note 5.   Derivative Instruments and Foreign Currency Risk Management Programs
          --------------------------------------------------------------------

          As of January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) Nos. 133 and 138, which require that all derivative financial instruments be measured at fair value and be recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net income
          (loss) or accumulated other comprehensive income (loss), depending on the designated purpose of the derivative. The impact on the Company's financial results, upon the adoption of these pronouncements, was immaterial.

          On the date that the Company enters into a derivative contract, it designates the derivative as: (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


          (cash flow hedge), (3) a foreign currency fair value or cash flow hedge (foreign currency hedge) or (4) an instrument that is not designated for hedge accounting treatment. For derivative contracts that are designated and qualify as fair value hedges (including foreign currency fair value hedges), the derivative instrument is marked-to-market with gains and losses recognized in current period earnings to offset the respective losses and gains recognized on the underlying exposure. For derivative contracts that are designated and qualify as cash flow hedges (including foreign currency cash flow hedges), the effective portion of gains and losses on these contracts are reported as a component of accumulated other comprehensive income
          (loss) and reclassified into earnings in the same period the hedged transaction affects earnings. Any hedge ineffectiveness on cash flow hedges is immediately recognized in earnings. In certain circumstances the Company enters into derivative contracts that are not designated as hedging instruments. These derivative contracts are recorded at fair value with the gain or loss recognized in current period earnings. The Company does not hold any derivative instruments for trading purposes.

          The Company currently engages in two primary programs to manage its exposure to foreign currency risk, as well as interest rate swaps to manage its exposure to interest rate fluctuations. The derivative contracts outstanding as of June 30, 2001 are as follows:

               1. Short-term foreign exchange forward contracts to manage foreign currency balance sheet exposures. These contracts do not have a hedging designation and are recorded at fair value with any gains or losses recognized in current period earnings. For the six months ended June 30, 2001, the Company recorded $24.7 million in Other income, net relating to gains on these foreign exchange forward contracts. The $24.7 million consists of gains from contracts settled during the 2001 first half, as well as contracts outstanding at June 30, 2001 that are marked to fair value.

               2. Cash flow hedging program to cover currency risk related to intercompany inventory sales denominated in foreign currencies through the purchase of primarily foreign currency put options. As of June 30, 2001, $16.1 million of gains relating to the cash flow hedging program was included in Accumulated other comprehensive loss. The Company also purchases foreign currency put options outside of the cash flow hedging program to protect additional intercompany inventory sales. These put options do not have a hedging designation and are recorded at fair value with all gains or losses recognized in current period earnings. For the six months ended June 30, 2001, the company has recorded gains of $4.8 million in Other income, net relating to these foreign currency put options.

               3. Fair value interest rate swaps to manage interest rate exposures. The Company strives to achieve an acceptable balance between fixed- and floating-rate debt and investment positions and has entered into effective fair value interest rate swaps to maintain that balance. The fair value interest rate swaps converted a portion of the Company's fixed-rate debt into floating-rate debt. The fair value of the Company's two $750.0 million notional amount interest rate swaps relating to the $1,500.0 million 6.70% Notes, as of June 30, 2001, is $40.7 million. The $40.7 million has been recorded in Other noncurrent liabilities, offset by the change in the fair value of the $1,500.0 million 6.70% Notes of $40.7 million included in Long-term debt.

          Refer to the "Quantitative and Qualitative Disclosures about Market Risk" section on pages 21 and 22 for further discussion and disclosures relating to the Company's derivative instruments and foreign currency risk management programs.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 6.   Company Data by Operating Segment
          ---------------------------------

          The Company has three reportable segments: Pharmaceuticals, Consumer Health Care and Corporate. The Company's Pharmaceuticals and Consumer Health Care reportable segments are strategic business units that are managed separately because they manufacture, distribute, and sell distinct products and provide services which require various technologies and marketing strategies.

                                                    Net Revenue (1)
                                       -----------------------------------------
                                          Three Months           Six Months
                                         Ended June 30,        Ended June 30,
          ($ in millions)              -------------------   -------------------
          Operating Segment              2001       2000       2001       2000
          --------------------         --------   --------   --------   --------
          Pharmaceuticals (2)          $2,694.0   $2,523.3   $5,573.3   $5,126.3
          Consumer Health Care            522.4      502.9    1,092.3    1,095.8
                                       --------   --------   --------   --------

          Total                        $3,216.4   $3,026.2   $6,665.6   $6,222.1
                                       ========   ========   ========   ========

                                            Income from Continuing Operations
                                                    Before Taxes (3)
                                       -----------------------------------------
                                          Three Months           Six Months
                                         Ended June 30,        Ended June 30,
          ($ in millions)              -------------------   -------------------
          Operating Segment              2001       2000       2001       2000
          ---------------------        --------   --------   --------   --------
          Pharmaceuticals                $601.2     $549.0   $1,516.7   $1,293.0
          Consumer Health Care            112.1       96.9      236.1      227.4
                                       --------   --------   --------   --------
                                          713.3      645.9    1,752.8    1,520.4
          Corporate (4)                   (81.4)     (91.4)    (139.9)   1,600.5
                                       --------   --------   --------   --------
          Total                          $631.9     $554.5   $1,612.9   $3,120.9
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

          (2) Effective January 1, 2000, the financial results of Immunex, which previously were consolidated in the results of the Company, were deconsolidated and included in the financial results of the Company on an equity basis. As a result, alliance revenue relating to co-promotion agreements between the Company and Immunex is included in pharmaceutical net revenue for both 2001 and 2000. The 2000 second quarter and first half pharmaceutical net revenue was restated to reflect the deconsolidation.

          (3) The second quarter results included goodwill amortization for 2001 and 2000 as follows: Pharmaceuticals - $34.1 and $36.7, and Consumer Health Care - $5.9 and $8.0, respectively.

               The first half results included goodwill amortization for 2001 and 2000 as follows: Pharmaceuticals - $68.7 and $75.6, Consumer Health Care - $11.9 and $16.0, respectively.

          (4) Corporate expenses for the 2000 first half included income of $1,709.4 resulting from the receipt of a $1,800.0 termination fee provided for under the merger agreement with Warner-Lambert Company offset, in part, by certain related expenses.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 7.   Earnings per Share
          ------------------

          The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                                               Three Months                Six Months
                                                                              Ended June 30,             Ended June 30,
                                                                         -----------------------    ------------------------
          (In thousands except per share amounts)                           2001          2000          2001         2000
          ----------------------------------------------------------     ---------     ---------    ----------    ----------
          Income from continuing operations less preferred dividends      $476,975      $412,723    $1,210,518    $2,158,720
          Loss from discontinued operations                                    -             -             -      (1,469,647)
                                                                         ---------     ---------    ----------    ----------
          Net income less preferred dividends                             $476,975      $412,723    $1,210,518      $689,073
          Denominator:
            Average number of common shares outstanding                  1,316,008     1,304,049     1,314,938     1,304,631
                                                                         ---------     ---------    ----------    ----------

          Basic earnings per share from continuing operations                $0.36         $0.32         $0.92         $1.66
          Basic loss per share from discontinued operations                    -             -             -           (1.13)
                                                                         ---------     ---------    ----------    ----------
          Basic earnings per share                                           $0.36         $0.32         $0.92         $0.53
                                                                         =========     =========    ==========    ==========


          Income from continuing operations                               $476,996      $412,734    $1,210,550    $2,158,743
          Loss from discontinued operations                                    -             -             -      (1,469,647)
                                                                         ---------     ---------    ----------    ----------
          Net income                                                      $476,996      $412,734    $1,210,550      $689,096
          Denominator:
            Average number of common shares outstanding                  1,316,008     1,304,049     1,314,938     1,304,631
            Common share equivalents of outstanding stock
              options and deferred contingent common stock awards           14,649        17,375        14,423        15,917
                                                                         ---------     ---------    ----------    ----------
          Total shares                                                   1,330,657     1,321,424     1,329,361     1,320,548
                                                                         ---------     ---------    ----------    ----------

          Diluted earnings per share from continuing operations              $0.36         $0.31         $0.91         $1.63
          Diluted loss per share from discontinued operations                  -             -             -           (1.11)
                                                                         ---------     ---------    ----------    ----------
          Diluted earnings per share                                         $0.36         $0.31         $0.91         $0.52
                                                                         =========     =========    ==========    ==========

Note 8.   Accumulated Other Comprehensive Loss
          ------------------------------------

          Accumulated other comprehensive loss consists of changes in foreign currency translation adjustments, unrealized gains on derivative contracts, and unrealized gains on marketable securities. The following table sets forth the changes in each component and the applicable tax effect, if any. Reclassification adjustments represent items that are included in net income in the current period but previously were reported in Accumulated other comprehensive loss.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                                   Six Months Ended June 30, 2001
                                                                 ----------------------------------
          (In thousands)                                          Pre-tax         Tax     After Tax
          ----------------------------------------------------   ---------       ------   ---------
          Foreign currency translation adjustments               ($155,729)         -     ($155,729)
                                                                 ---------       ------   ---------
          Unrealized gains on derivative contracts:
            Unrealized holding gains arising during the period      32,556       11,804      20,752
            Less: reclassification adjustments for gains
              realized in net income                                 7,103        2,486       4,617
                                                                 ---------       ------   ---------
            Net unrealized gains on derivative contracts            25,453        9,318      16,135

          Unrealized gains on marketable securities                  1,878          -         1,878
                                                                 ---------       ------   ---------
          Other comprehensive loss                               ($128,398)      $9,318   ($137,716)
                                                                 =========       ======   =========

          Foreign currency translation adjustments are not recorded net-of-tax because such adjustments relate to permanent investments in international subsidiaries.


Note 9.   Recently Issued Accounting Standards
          ------------------------------------

          In July 2001, the Financial Accounting Standards Board issued Statement Nos. 141 and 142. The new standards require the following:

          o SFAS No. 141, Business Combinations, requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method; the pooling method of accounting has been eliminated. SFAS No. 141 supersedes Accounting Principles Board
               (APB) Opinion No. 16, Business Combinations, but does not change many of the provisions of APB Opinion 16, including the basic principles of the purchase method.

          o SFAS No. 142, Goodwill and Other Intangibles, supersedes APB Opinion No. 17, Intangible Assets, and addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. The statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS No. 142, goodwill is no longer amortized over its estimated useful life, but is subject to at least an annual assessment for impairment by applying a fair-value-based test. The Company will adopt SFAS No. 142 as of January 1, 2002.


          In accordance with the adoption of SFAS No. 142, as of January 1, 2002, the Company will cease amortizing goodwill and other intangibles which will result in estimated lower annual Selling, general and administrative expenses of approximately $163.0 million ($154.0 million after-tax or $0.12 per share-diluted). The Company is currently assessing the impact the adoption of the additional requirements of SFAS No. 142 may have on its financial position, results of operations and cash flows.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2001

Results of Operations
---------------------

Effective January 1, 2000, the financial results of Immunex, which previously were consolidated in the financial results of the Company, were deconsolidated and included in the financial results of the Company on an equity basis. Accordingly, alliance revenue relating to co-promotion agreements between the Company and Immunex was included in pharmaceutical net revenue for both the 2001 and 2000 second quarter and first half. The 2000 second quarter and first half financial results were restated to reflect the deconsolidation of Immunex, which had no effect on income from continuing operations. In addition, the Company early adopted new authoritative accounting guidance as of January 1, 2001 reflecting certain rebates and sales incentives (i.e., coupons and other rebate programs) as reductions of revenues instead of selling and marketing expenses. Financial information for all prior periods presented has been reclassified to comply with the income statement classification requirements of the new guidance. These reclassifications had no effect on total net revenue growth between the periods presented.

Worldwide net revenue for the 2001 second quarter and first half were 6% and 7% higher, respectively, compared with prior year levels. The increase in worldwide net revenue for the 2001 second quarter and first half was due primarily to higher worldwide net revenue of human pharmaceuticals, with consumer health care also contributing revenue growth for the 2001 second quarter. Excluding the negative impact of foreign exchange, worldwide net revenue increased 10% for the 2001 second quarter and 11% for the 2001 first half.

The following table sets forth worldwide net revenue results by operating segment together with the percentage changes from the comparable period in the prior year:


                                          Net Revenue
                                  -------------------------
                                          Three Months
                                         Ended June 30,
($ in millions)                   -------------------------
Operating Segment                   2001             2000             % Increase
--------------------              --------         --------           ----------
Pharmaceuticals                   $2,694.0         $2,523.3               7%
Consumer Health Care                 522.4            502.9               4%
                                  --------         --------           ----------
Total                             $3,216.4         $3,026.2               6%
                                  ========         ========           ==========


                                          Net Revenue
                                  -------------------------
                                          Six Months
                                         Ended June 30,
($ in millions)                   -------------------------
Operating Segment                   2001             2000             % Increase
--------------------              --------         --------           ----------
Pharmaceuticals                   $5,573.3         $5,126.3               9%
Consumer Health Care               1,092.3          1,095.8               -
                                  --------         --------           ----------
Total                             $6,665.6         $6,222.1               7%
                                  ========         ========           ==========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2001

Pharmaceuticals
---------------

Worldwide pharmaceutical net revenue increased 7% for the 2001 second quarter and 9% for the 2001 first half due primarily to higher sales of human pharmaceuticals offset, in part, by decreased sales of animal health products. Excluding the negative impact of foreign exchange, worldwide pharmaceutical net revenue increased 11% for the 2001 second quarter and 13% for the 2001 first half.

Worldwide human pharmaceutical net revenue increased 8% for the 2001 second quarter and 10% for the 2001 first half due primarily to higher sales of PREVNAR (introduced in the 2000 first quarter), PROTONIX (introduced in the 2000 second quarter), PREMARIN products and EFFEXOR XR offset, in part, by lower sales of MENINGITEC, ZIAC (due to generic competition) and oral contraceptives (2001 first half only). Excluding the negative impact of foreign exchange, worldwide human pharmaceutical net revenue increased 12% for the 2001 second quarter and 14% for the 2001 first half. MENINGITEC, the Company's meningococcal meningitis vaccine, was launched in the United Kingdom in the fourth quarter of 1999 as the first vaccine for this disease. The Company successfully obtained a majority of the meningococcal meningitis vaccine market, with a significant volume of sales occurring in the 2000 first quarter, and by the end of 2000, most children and adolescents in the United Kingdom had been vaccinated by this product. The product is currently being launched in ten other European countries; however, the Company does not currently anticipate that any of these markets, individually, will provide sales volume equivalent to that generated in the United Kingdom.

Worldwide animal health net revenue decreased 9% for the 2001 second quarter and 7% for the 2001 first half due primarily to a decline in the United States livestock market causing a reduction in the use of certain animal health biological and pharmaceutical cattle products. Also contributing to the decline in animal health product revenues was lower demand for certain pharmaceutical cattle products internationally resulting from the outbreak of foot-and-mouth disease and the continued concerns about mad-cow disease. The decrease in revenues was partially offset by the domestic launch, in June 2001, of ProHeart 6, a new single dose, canine heartworm protection product that provides six months of continuous heartworm protection. Excluding the negative impact of foreign exchange, worldwide animal health net revenue decreased 6% and 3% for the 2001 second quarter and first half, respectively.

Consumer Health Care
--------------------

Worldwide consumer health care net revenue increased 4% for the 2001 second quarter and was flat for the 2001 first half. The increase in the 2001 second quarter was due primarily to higher sales of CENTRUM products, ADVIL, cough/cold/allergy products and CHAP STICK offset, in part, by lower sales of FLEXAGEN. The same factors affected the 2001 first half; however, lower sales of CENTRUM products and ADVIL in the 2001 first quarter contributed to the flat results for the first half. Excluding the negative impact of foreign exchange, worldwide consumer health care net revenue increased 7% and 2% for the 2001 second quarter and first half, respectively.

The following table sets forth, the percentage changes in worldwide net revenue by operating segment compared to the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2001


                                  % Increase (Decrease)                       % Increase (Decrease)
                            Three Months Ended June 30, 2001              Six Months Ended June 30, 2001
                       ------------------------------------------    ------------------------------------------
                                          Foreign        Total                          Foreign        Total
                       Volume    Price    Exchange    Net Revenue    Volume    Price    Exchange    Net Revenue
                       ------    -----    --------    -----------    ------    -----    --------    -----------
Pharmaceuticals
--------------------
United States            9%         4%         -             13%       14%        4%         -             18%
International            6%         1%        (8%)           (1%)       4%         -        (8%)           (4%)
                        ---        ---        ---            ---       ---       ---        ---            ---
Total                    8%         3%        (4%)            7%       10%        3%        (4%)            9%
                        ===        ===        ===            ===       ===       ===        ===            ===

Consumer Health Care
--------------------
United States            9%         1%         -             10%        1%        2%         -              3%
International           (5%)        6%        (8%)           (7%)      (3%)       4%        (8%)           (7%)
                        ---        ---        ---            ---       ---       ---        ---            ---
Total                    4%         3%        (3%)            4%       (1%)       3%        (2%)            -
                        ===        ===        ===            ===       ===       ===        ===            ===

Total
--------------------
United States            9%         4%         -             13%       11%        4%         -             15%
International            4%         2%        (8%)           (2%)       3%        1%        (8%)           (4%)
                        ---        ---        ---            ---       ---       ---        ---            ---
Total                    7%         3%        (4%)            6%        8%        3%        (4%)            7%
                        ===        ===        ===            ===       ===       ===        ===            ===



Cost of goods sold, as a percentage of Net revenue, decreased to 24.6% for the 2001 second quarter compared to 25.5% for the 2000 second quarter and decreased to 23.8% for the 2001 first half compared to 25.0% for the 2000 first half. These decreases were due primarily to a favorable product mix in the pharmaceuticals segment, as well as a small impact relating to increased alliance revenue recorded in 2001 net revenue compared to 2000 net revenue. There are no costs of goods sold relating to alliance revenue, and therefore any net revenue fluctuations impacted by alliance revenues will also impact gross margins.

Selling, general and administrative expenses increased 4% for the 2001 second quarter and 7% for the 2001 first half. Higher expenses were due primarily to higher selling and marketing expenses, including increased headcount, related to recent pharmaceutical product launches and direct-to-consumer promotional costs for significant established pharmaceutical products.

Research and development expenses increased 16% for the 2001 second quarter and 13% for the 2001 first half due primarily to increased headcount and other research operating expenses, including higher chemical and material costs, and cost sharing expenditures from pharmaceutical collaborations commencing in 2000 offset, in part, by lower payments under licensing agreements.

Interest expense, net decreased 5% for the 2001 second quarter and 48% for the 2001 first half, despite the rise in weighted average debt levels. The decrease in Interest expense, net was due primarily to lower interest expense as a result of favorable interest rates on the debt outstanding, primarily commercial paper,

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2001

as well as higher capitalized interest, resulting from additional capital projects, recognized during the 2001 second quarter and first half compared with the same periods in the prior year. In addition, the Company generated higher interest income due to higher average levels of cash and marketable securities throughout the 2001 second quarter and first half compared to prior year levels. The Company currently anticipates higher interest expense for both the 2001 third quarter and full year, due to higher weighted average long-term debt levels compared to the same periods in the prior year. Weighted average long-term debt outstanding during the 2001 and 2000 second quarters was $7,511.6 million and $4,910.9 million, respectively. Weighted average long-term debt outstanding during the 2001 and 2000 first half was $5,720.8 million and $4,887.2 million, respectively.

The following table sets forth worldwide income from continuing operations before taxes by operating segment together with the percentage changes from the comparable periods in the prior year:


                                                         Income from Continuing Operations
                                                                  Before Taxes (1)
                              ------------------------------------------------------------------------------------
                                           Three Months                                  Six Months
                                           Ended June 30,                               Ended June 30,
                              ---------------------------------------     ----------------------------------------
($ in millions)                                            % Increase
Operating Segment              2001           2000         (Decrease)       2001          2000          % Increase
--------------------          ------         ------        ----------     --------      --------        ----------
Pharmaceuticals               $601.2         $549.0            10%        $1,516.7      $1,293.0            17%
Consumer Health Care           112.1           96.9            16%           236.1         227.4             4%
                              ------         ------           ----        --------      --------           ----
                               713.3          645.9            10%         1,752.8       1,520.4            15%

Corporate (2)                  (81.4)         (91.4)          (11%)         (139.9)      1,600.5             -
                              ------         ------           ----        --------      --------           ----

Total (3)                     $631.9         $554.5            14%        $1,612.9      $3,120.9             -
                              ======         ======           ====        ========      ========           ====


(1)    The second quarter results included goodwill amortization for 2001 and 2000 as follows: Pharmaceuticals -
       $34.1 and $36.7, and Consumer Health Care - $5.9 and $8.0, respectively.

       The first half results included goodwill amortization for 2001 and 2000 as follows: Pharmaceuticals -
       $68.7 and $75.6, and Consumer Health Care - $11.9 and $16.0, respectively.

(2)    Corporate expenses for the 2000 first half included income of $1,709.4 resulting from the receipt of a
       $1,800.0 termination fee provided for under the merger agreement with Warner-Lambert Company offset, in part, by certain related expenses. Excluding the termination fee, Corporate expenses, net increased 28%
       for the 2001 first half.

(3)    Excluding the termination fee, total income from continuing operations before taxes increased 14% for the 2001 first half.


Worldwide pharmaceutical income from continuing operations before taxes increased 10% (16% for human pharmaceuticals) for the 2001 second quarter and 17% (21% for human pharmaceuticals) for the 2001 first half due primarily to increased worldwide sales of human pharmaceuticals and higher other income, net offset, in part, by higher selling, general and administrative expenses and research and development expenses.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2001

The Company experienced a higher growth rate of worldwide pharmaceutical income from continuing operations before taxes (17%) than the growth rate of net revenue (9%) during the 2001 first half due primarily to improved margins relating to the human pharmaceutical product mix, increased gains on sales of non-strategic assets, higher equity income relating to Immunex and 2000 first half other expenses that were non-recurring in 2001.

Worldwide consumer health care income from continuing operations before taxes increased 16% for the 2001 second quarter and 4% for the 2001 first half. The 2001 second quarter increase was due primarily to higher worldwide consumer health care sales and slightly improved gross margins. The Company experienced a higher growth rate of worldwide consumer health care income from continuing operations before taxes (16%) than the growth rate of net revenue (4%) during the 2001 second quarter due primarily to certain asset write-offs in the 2000 first half that were non-recurring in 2001.

Corporate expenses, net, decreased 11% for the 2001 second quarter due primarily to lower general and administrative expenses. Corporate expenses, net, excluding the Warner-Lambert Company termination fee, increased 28% for the 2001 first half due primarily to lower other income relating to a one-time insurance recovery of environmental costs recorded in the 2000 first quarter offset, in part, by lower interest expense in the 2001 first half.

The effective tax rate of continuing operations decreased to 24.5% for the 2001 second quarter compared with 25.6% for the 2000 second quarter. The effective tax rate decreased to 24.9% for the 2001 first half compared to 25.8% for the 2000 first half (excluding the effect of the Warner-Lambert Company termination fee). The tax rate reduction occurring in the 2001 second quarter and first half was due primarily to an increased benefit from products manufactured in lower taxed jurisdictions.


Consolidated Income and Diluted Earnings Per Share Results
----------------------------------------------------------

Income and diluted earnings per share from continuing operations for the 2001 second quarter both increased by 16% to $477.0 million and $0.36 compared to $412.7 million and $0.31, respectively, for the prior year. The increases in income and diluted earnings per share from continuing operations for the 2001 second quarter were due to additional worldwide sales of human pharmaceuticals and, to a lesser extent, consumer health care products offset, in part, by higher selling, general and administrative expenses, and research and development expenses.

Income and diluted earnings per share from continuing operations for the 2001 first half increased 16% and 15%, respectively, to $1,210.6 million and $0.91 compared to $1,047.6 million and $0.79, respectively, for the same period last year (excluding the Warner-Lambert Company termination fee). Income and diluted earnings per share from continuing operations for the 2000 first half included income of $1,111.1 million and $0.84, respectively, resulting from the Warner-Lambert Company termination fee. The increases in income and diluted earnings

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2001

per share from continuing operations for the 2001 first half were due primarily to additional worldwide sales of human pharmaceuticals and lower interest expense offset, in part, by higher selling, general and administrative expenses, and research and development expenses.


Euro Currency
-------------

As of January 1, 2001, 12 of the 15 member countries of the European Union adopted the Euro as a new common legal currency. However, the legacy currencies of the member countries are scheduled to remain legal tender as sub-denominations of the Euro until January 1, 2002 (the transition period). Critical areas impacted by the conversion to the Euro have been identified and appropriate strategies developed, which are currently being implemented to facilitate the adoption of the Euro and to facilitate business transactions during the transition period. The costs related to the Euro conversion and transition period will not have a material adverse effect on the Company's financial position, results of operations or cash flows. However, the conversion to the Euro may have competitive implications on the Company's pricing and marketing strategies, the total impact of which is not known at this time.


Competition and Manufacturing
-----------------------------

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2001

indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. At least one other company has announced that it is in the process of developing a generic version of PREMARIN from the same natural source, and the Company currently cannot predict the timing or outcome of these or any other efforts.

The Company has been experiencing inconsistent results on dissolution testing of certain dosage forms of PREMARIN and is working with the FDA to resolve this issue. Until this issue is resolved, supply shortages of one or more dosage strengths may occur. Although these shortages may adversely affect PREMARIN sales in one or more reporting periods, the Company believes that, as a result of current inventory levels and the Company's enhanced process controls, testing protocols and ongoing formulation improvement project, overall PREMARIN Family sales will not be significantly impacted.


Liquidity, Financial Condition and Capital Resources
----------------------------------------------------

The Company generated operating cash inflows totaling $1,995.7 million during the 2001 first half due primarily to income from continuing operations, collections on accounts receivables and timing of certain selling programs, and favorable timing of payments made on accounts payables and accrued expenses. These cash inflows were more than offset by an increase in inventories of $229.3 million and payments of $5,948.9 million relating to the diet drug litigation (see Note 3 to the Consolidated Condensed Financial Statements).

The Company used $1,372.4 million of cash for investments in property, plant and equipment and marketable securities. The capital expenditures made during the 2001 first half were consistent with the Company's commitment to expand existing manufacturing and research and development facilities worldwide, and build new biotechnology facilities. The Company received investment proceeds through the sales and maturities of marketable securities and the sales of non-strategic assets totaling $367.6 million.

As described in Note 1 to the Consolidated Condensed Financial Statements, the Company obtained new credit facilities totaling $6,000.0 million in March 2001. The new credit facilities include a $3,000.0 million, 364-day credit facility (which support borrowings under the commercial paper program). Any borrowings actually drawn from the credit facility are extendible for an additional year. In addition, the new credit facilities included a $3,000.0 million, 364-day bridge facility, which facility was terminated when the Company issued $3,000.0 million of Notes on March 30, 2001. On March 30, 2001, the Company issued three tranches of Notes in a transaction exempt from registration under the Securities Act pursuant to Rule 144A, as follows:

     o    $500.0 million, 5.875% Notes due March 15, 2004
     o    $1,000.0 million, 6.25% Notes due March 15, 2006
     o    $1,500.0 million, 6.70% Notes due March 15, 2011

The interest rate payable on each series of Notes is subject to an increase of
 .25 percentage points per level of downgrade in the Company's credit rating by Moody's and Standard & Poor's. However, the total adjustment to the interest rate for the series of Notes cannot exceed two percentage points. The Company would incur a total of approximately $7.5 million of additional annual interest expenses for every .25 percentage point increase in the interest rate. If Moody's and Standard & Poor's subsequently increase the Company's credit rating, the interest rate payable on each series of Notes is subject to a decrease of
 .25 percentage points for each level of increase. The interest rate payable for the series of Notes cannot be reduced below the original coupon rate of each series of Notes. There is no adjustment to the interest rate payable on each series of Notes for the first single level downgrade in the Company's credit rating by Standard & Poor's. Any interest rate increase or decrease, as described herein, will take effect from the first day of the interest period during which a ratings change requires an adjustment in the interest rate. In the case of the $1,500.0 million, 6.70% Notes, the interest rate in effect on March 15, 2006 for such Notes will, thereafter, become the effective interest rate until maturity on March 15, 2011.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2001

The $3,000.0 million, 364-day facility is combined with the Company's existing $2,000.0 million five-year credit facility (termination date of July 31, 2002) to provide $5,000.0 million of credit facilities to support the Company's commercial paper program. The Company offers its commercial paper in a very liquid market commensurate with its long term credit ratings from Moody's (A3) and Standard & Poor's (single-A). The net proceeds received from the combined Notes and commercial paper supported by the credit facilities totaled $5,626.4 million. The Company is using the proceeds from the Notes and commercial paper supported by the credit facilities for general corporate and working capital requirements, including the capital expenditures identified above, and payments related to the REDUX and PONDIMIN diet drug litigation.


The Company also used cash for financing activities related to dividend payments of $604.4 million, which was partially offset by $128.9 million of cash provided by stock option exercises.


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


Quantitative and Qualitative Disclosures about Market Risk
----------------------------------------------------------


The market risk disclosures appearing in the Company's 2000 Annual Report on Form 10-K have not materially changed from December 31, 2000 except as follows:

     o In conjunction with the Notes issued by the Company on March 30, 2001, the Company entered into interest rate swap agreements related to the $1,500.0 million 6.70% Notes due March 15, 2011.

     o The interest rate swap agreements are contracts under which the Company converted the fixed rate of the $1,500.0 million 6.70% Notes to a floating rate of interest over the term of the interest rate swap agreements, which is the same term as the underlying debt.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2001

     o The interest rate swap agreements are effective fair value hedges, as the terms of the interest rate swaps are the same as the underlying debt and therefore the current market interest rate fluctuations on the debt will be completely offset by the effectiveness of the interest rate swap.

At June 30, 2001, the fair values of the Company's financial instruments were as follows:

   ($ in millions)             Notional/
   Description              Contract Amount      Carrying Value       Fair Value
   ---------------------    ---------------      --------------       ----------
   Forward contracts (1)        $514.4               $15.2               $15.2
   Option contracts (1)          583.2                26.5                26.5
   Interest rate swaps         1,500.0               (40.7)              (40.7)
   Outstanding debt (2)        8,119.5             8,075.4             8,158.6



   (1) If the value of the U.S. dollar were to increase or decrease by 10%, in relation to all hedged foreign currencies, the net receivable on the forward and option contracts would decrease or increase by approximately $71.2 million.

   (2) If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would increase or decrease by approximately $222.5 million.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of forward contracts and interest rate swaps reflects the present value of the future potential gain or (loss) if settlement were to take place on June 30, 2001; the fair value of option contracts reflects the present value of future cash flows if the contracts were settled on June 30, 2001; and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of June 30, 2001.


ENBREL Supply
-------------

ENBREL is a biological treatment for juvenile, early stage and moderate to severe rheumatoid arthritis. ENBREL was discovered by Immunex and is being co-promoted in North America by Immunex and the Company. The Company has exclusive marketing rights to ENBREL outside of North America. Although the market demand for ENBREL is increasing, the sales growth is currently constrained by limits on the existing source of supply. This is anticipated to continue until the retrofitting of a Rhode Island facility is completed and approved, which is targeted to occur in the second half of 2002. There can be no assurance, however, that any estimated date will prove to be accurate. If the market demand continues to grow, there may be further supply constraints even after the Rhode Island facility begins producing ENBREL. The current plan for the longer term includes a new manufacturing facility, which is being constructed in Ireland.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2001

Cautionary Statements for Forward-Looking Information
-----------------------------------------------------

This Form 10-Q, including management's discussion and analysis set forth above, contains certain forward-looking statements, including, among other things, statements regarding the Company's results of operations, Euro currency, competition, liquidity, financial condition and capital resources, PREMARIN, ENBREL supply, MENINGITEC sales, foreign currency and interest rate risk, the nationwide, class action settlement relating to REDUX and PONDIMIN, and additional litigation charges related to REDUX and PONDIMIN including those for opt outs. These forward-looking statements are based on current expectations of future events that involve risks and uncertainties including, without limitation, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing, and commercialization, economic conditions including interest and currency exchange rate fluctuations, the impact of competitive or generic products, product liability and other types of lawsuits, the impact of legislative and regulatory compliance and obtaining approvals, and patents. The Company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Certain factors which could cause the Company's actual results to differ materially from expected and historical results have been identified by the Company in Exhibit 99 to the Company's 2000 Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

                          Part II - Other Information

Item 1.   Legal Proceedings
          -----------------

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Report on Form 10-Q for the period ended March 31, 2001.

          On July 10, 2001, the District Court of Jim Wells County, Texas for the 79th Judicial District entered a final judgment in the case of Lopez v. American Home Products Corporation, et al., No. 99-07-37723. The jury in the Lopez case had returned a verdict in favor of the plaintiff in April 2001 for $11.55 million in compensatory damages and $45 million in punitive damages for injuries allegedly sustained by the plaintiff due to her use of PONDIMIN. In entering the final judgment, the court applied the Texas statutory cap on punitive damages and granted the plaintiff's request to voluntarily remit certain amounts awarded as compensatory damages. The final judgment included approximately $4.8 million in compensatory damages, $3.4 million in punitive damages and $1 million in pre-judgment interest, for a total of approximately $9 million. The Company intends to pursue an appeal from the final judgment.

          The Company continues to resolve the remaining claims of those individuals who have opted out of the Company's nationwide, class action settlement of the diet drug litigation involving PONDIMIN and/or REDUX (see Note 3 to the Consolidated Condensed Financial Statements).

          In the litigation involving the Company's DIMETAPP and ROBITUSSIN cough/cold products that contained the ingredient phenylpropanolamine ("PPA"), one additional class action has been filed. Sims, et al. v. The Delaco Company f/k/a/ Thompson Medical Co., Inc., et al., No. 3-01-0509 (U.S.D.C., M.D. Tenn.), is a putative class action against the Company and seven other defendants seeking economic damages, a court-supervised medical monitoring program and a court-supervised educational program to fully apprise plaintiffs and class members of the alleged adverse health effects and risks of PPA. In addition to the Sims case and the previously reported putative class actions, there are a total of 62 individual personal injury lawsuits against the Company that have been filed alleging injury as a result of ingestion of PPA-containing products. The Company expects that additional PPA cases may be filed in the future against it and the other companies that marketed PPA-containing products. The Company intends to defend all such cases vigorously.

          In University of Colorado et al. v. American Cyanamid Company, described in the Annual Report on Form 10-K, a trial on potential damages was held in March 2001 and, in July 2001, the District Court awarded plaintiffs damages of approximately $24 million, together with pre-judgment interest, bringing the damages award to between approximately $45 million and $55 million. The Company intends to appeal the damages award to the U.S. Court of Appeals for the Federal Circuit.

          A purported class action on behalf of "end-payors" (defined as the last persons and entities in the chain of distribution) was filed in federal district court in Cincinnati, alleging that the Company violated federal and state antitrust laws through alleged exclusionary practices relating to PREMARIN and that these practices resulted in unjust enrichment. (Mattoon, et al. v. Wyeth-Ayerst Laboratories, U.S.D.C. W.D., No. C-1-01447, July 6, 2001.) The relief requested includes injunctive relief, damages and disgorgement of profits. The Company intends to vigorously defend this action.

          In the Brand Name Prescription Drugs Antitrust Litigation MDL 997, the Company settled the complaint brought by Rite Aid, Revco and certain other pharmacies for an undisclosed amount that is not material to the Company.

          In the litigation relating to the settlement by the Company of a patent dispute with Schering-Plough Corporation regarding the Company's proposed generic version of Schering's K-Dur potassium chloride supplement product, a total of approximately 35 purported class actions have been filed in various federal and state courts, primarily on behalf of alleged classes of indirect purchasers. The allegations in these cases are similar to the allegations in the FTC complaint in In the Matter of Schering-Plough Corp. et al., Docket No. 9297. The complaints challenge as violations of federal and state antitrust and/or consumer protection laws the Company's agreement with Schering-Plough to settle a patent case that alleged that the Company's generic version of Schering's K-Dur product infringed Schering's valid patent. The relief sought includes treble damages, disgorgement and injunctive relief. The Company believes that its settlement with Schering-Plough did not violate the FTC Act or the antitrust laws and intends to vigorously defend these cases.

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

Item 4.   Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------

          (a) The matters described under item 4(c) below were submitted to a vote of security-holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on April 26, 2001 (the "Annual Meeting").

          (b)  Not applicable.

          (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (there were no broker non-votes):

               (i)  Election of directors:

                            Nominee                      For           Withheld
                    ---------------------------    --------------     ----------

                    Clifford L. Alexander, Jr.      1,107,244,048     10,821,999
                    Frank A. Bennack, Jr.           1,107,643,370     10,422,677
                    Richard L. Carrion              1,107,142,864     10,923,183
                    Robert Essner                   1,107,992,740     10,073,307
                    John D. Feerick                 1,107,626,669     10,439,378
                    John P. Mascotte                1,107,759,835     10,306,212
                    Mary Lake Polan, M.D., Ph.D     1,107,891,670     10,174,377
                    Ivan G. Seidenberg              1,079,861,533     38,204,514
                    Walter V. Shipley               1,107,599,744     10,471,091
                    John R. Stafford                1,107,298,696     10,767,351
                    John R. Torell III              1,107,808,864     10,257,183



               (ii) Ratification of the appointment of Arthur Andersen LLP as principal independent public accountants for 2001:

                         For                    Against                 Abstain
                    -------------              ----------              ---------
                    1,094,252,290              18,720,484              4,517,957

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)    Exhibits
                 --------

                 Exhibit No.  Description
                 -----------  -----------

                   (10.1)     American Home Products Corporation Deferred
                               Compensation Plan as amended to date.

                   (10.2)     American Home Products Corporation Stock Option
                               Plan for Non-Employee Directors as amended to date.

                   (10.3)     American Home Products Corporation 1994
                               Restricted Stock Plan For Non-Employee Directors as amended to date.

                   (10.4)     American Home Products Corporation Directors'
                               Deferral Plan as amended to date.

                    (12)      Computation of Ratio of Earnings to Fixed Charges.





          (b)    Reports on Form 8-K
                 -------------------

                 None

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


    Date: August 14, 2001

                                  Exhibit Index
                                  -------------


Exhibit No.        Description
----------         -----------

  (10.1)           American Home Products Corporation Deferred
                    Compensation Plan as amended to date.

  (10.2)           American Home Products Corporation Stock Option
                    Plan for Non-Employee Directors as amended to date.

  (10.3)           American Home Products Corporation 1994
                    Restricted Stock Plan For Non-Employee Directors as amended to date.

  (10.4)           American Home Products Corporation Directors'
                    Deferral Plan as amended to date.

   (12)            Computation of Ratio of Earnings to Fixed Charges.


                                      EX-1