Form 10-Q
period 2001-09-30
AMERICAN HOME PRODUCTS CORP
filed 2001-11-14
CIK 5187

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

For the quarterly period ended                     Commission file number 1-1225
      September 30, 2001

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

                                                     Yes  X        No
                                                     ------        --

The number of shares of Common Stock outstanding as of the close of business on October 31, 2001:

                                                           Number of
                     Class                            Shares Outstanding
       ---------------------------------              ------------------
       Common Stock, $0.33-1/3 par value                 1,319,235,172

================================================================================

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I -  Financial Information                                              2

          Item 1.  Consolidated Condensed Financial Statements:

                   Consolidated Condensed Balance Sheets -
                      September 30, 2001 and December 31, 2000               3

                   Consolidated Condensed Statements of Operations -
                      Three and Nine Months Ended September 30,
                      2001 and 2000                                          4

                   Consolidated Condensed Statements of Changes in
                      Stockholders' Equity - Nine Months Ended
                      September 30, 2001 and 2000                            5

                   Consolidated Condensed Statements of Cash Flows -
                      Nine Months Ended September 30, 2001 and 2000          6

                   Notes to Consolidated Condensed Financial Statements    7-15

          Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       16-25

Part II - Other Information                                                 26

          Item 1.  Legal Proceedings                                      26-29

          Item 6.  Exhibits and Reports on Form 8-K                         30

Signature                                                                   31

Exhibit Index                                                              EX-1



Items other than those listed above have been omitted because they are not applicable.

                         Part I - Financial Information
                         ------------------------------

AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by American Home Products Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements include all adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and December 31, 2000, and the results of its operations, changes in stockholders' equity and cash flows for the three months and nine months ended September 30, 2001 and 2000. It is suggested that these consolidated condensed financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

In the 2000 fourth quarter, the Company sold a portion of its ownership in Immunex Corporation (Immunex) common stock, which reduced the Company's ownership interest below 50%. As a result, the financial results of Immunex, which previously were consolidated in the financial results of the Company, were deconsolidated and included in the financial results of the Company on an equity basis retroactive to January 1, 2000. Accordingly, alliance revenue relating to co-promotion agreements between the Company and Immunex was included in pharmaceutical net revenue for both the 2001 and 2000 third quarters and first nine months. The 2000 third quarter and first nine months financial results were restated to reflect the deconsolidation of Immunex, which had no effect on income from continuing operations.

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


                           AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands Except Per Share Amounts)

                                                                   September 30,           December 31,
                                                                       2001                    2000
                                                                   -------------           ------------
ASSETS
Cash and cash equivalents                                             $2,005,109             $2,644,306
Marketable securities                                                  1,155,920                341,031
Accounts receivable less allowances                                    2,740,985              2,740,272
Inventories:
     Finished goods                                                      642,069                585,123
     Work in progress                                                    701,044                586,656
     Materials and supplies                                              457,679                359,948
                                                                   -------------           ------------
                                                                       1,800,792              1,531,727
Other current assets including deferred taxes                          2,210,498              2,923,475
                                                                   -------------           ------------
     Total Current Assets                                              9,913,304             10,180,811

Property, plant and equipment                                          8,409,821              7,578,233
     Less accumulated depreciation                                     2,652,275              2,543,409
                                                                   -------------           ------------
                                                                       5,757,546              5,034,824
Goodwill and other intangibles, net of accumulated
     amortization                                                      3,907,764              4,052,410
Other assets including deferred taxes                                  2,711,263              1,824,421
                                                                   -------------           ------------
     Total Assets                                                    $22,289,877            $21,092,466
                                                                   =============           ============

LIABILITIES
Loans payable                                                         $1,553,392                $58,717
Trade accounts payable                                                   845,182                595,233
Accrued expenses                                                       4,417,383              8,831,459
Accrued federal and foreign taxes                                        159,083                256,650
                                                                   -------------           ------------
     Total Current Liabilities                                         6,975,040              9,742,059

Long-term debt                                                         7,667,007              2,394,790
Other noncurrent liabilities                                           3,549,609              5,226,495
Accrued postretirement benefit obligations other than pensions           933,848                911,029

STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share                  52                     55
Common stock, par value $0.33-1/3 per share                              439,392                437,258
Additional paid-in capital                                             4,138,964              3,952,457
Accumulated deficit                                                     (650,122)              (899,118)
Accumulated other comprehensive loss                                    (763,913)              (672,559)
                                                                   -------------           ------------
     Total Stockholders' Equity                                        3,164,373              2,818,093
                                                                   -------------           ------------
     Total Liabilities and Stockholders' Equity                      $22,289,877            $21,092,466
                                                                   =============           ============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                                   AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                         (In Thousands Except Per Share Amounts)

                                                                    Three Months                     Nine Months
                                                                 Ended September 30,             Ended September 30,
                                                              --------------------------     ---------------------------
                                                                 2001            2000           2001             2000
                                                              ----------      ----------     -----------      ----------
Net Revenue                                                   $3,736,250      $3,503,605     $10,401,846      $9,725,672
                                                              ----------      ----------     -----------      ----------
Cost of goods sold                                               879,922         845,259       2,469,566       2,398,293
Selling, general and administrative expenses                   1,278,108       1,275,512       3,855,031       3,682,669
Research and development expenses                                473,755         414,177       1,402,277       1,235,168
Interest expense (income), net                                    40,472         (11,794)         93,965          91,080
Other income, net                                                (83,281)        (37,853)       (179,145)       (111,316)
Litigation charge                                                950,000              -          950,000              -
Termination fee                                                       -               -               -       (1,709,380)
                                                              ----------      ----------     -----------      ----------

Income from continuing operations before
  federal and foreign taxes                                      197,274       1,018,304       1,810,152       4,139,158
Provision (benefit) for federal and foreign taxes                (54,798)        256,204         347,530       1,218,315
                                                              ----------      ----------     -----------      ----------
Income from continuing operations                                252,072         762,100       1,462,622       2,920,843
                                                              ----------      ----------     -----------      ----------

Discontinued Operations:
  Income from operations of agricultural products
    business (net of federal and foreign taxes of $57,289)            -               -               -          103,346
  Loss on disposal of agricultural products business
    (including federal and foreign tax charges of $855,248)           -               -               -       (1,572,993)
                                                              ----------      ----------     -----------      ----------

Loss from discontinued operations                                     -               -               -       (1,469,647)
                                                              ----------      ----------     -----------      ----------

Net Income                                                      $252,072        $762,100      $1,462,622      $1,451,196
                                                              ==========      ==========     ===========      ==========



Basic earnings per share from continuing operations                $0.19           $0.58           $1.11           $2.24
Basic loss per share from discontinued operations                     -               -               -            (1.13)
                                                              ----------      ----------     -----------      ----------
Basic earnings per share                                           $0.19           $0.58           $1.11           $1.11
                                                              ==========      ==========     ===========      ==========


Diluted earnings per share from continuing operations              $0.19           $0.58           $1.10           $2.21
Diluted loss per share from discontinued operations                   -               -               -            (1.11)
                                                              ----------      ----------     -----------      ----------
Diluted earnings per share                                         $0.19           $0.58           $1.10           $1.10
                                                              ==========      ==========     ===========      ==========


Dividends per share of common stock                                $0.23           $0.23           $0.69           $0.69
                                                              ==========      ==========     ===========      ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.


                                      AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                            (In Thousands Except Per Share Amounts)
Nine Months Ended September 30, 2001:
                                          $2.00                                                 Accumulated
                                       Convertible                Additional                       Other            Total
                                        Preferred       Common     Paid-in      Accumulated    Comprehensive    Stockholders'
                                          Stock         Stock      Capital        Deficit          Loss             Equity
                                       -----------    ---------   ----------    -----------    -------------    -------------
Balance at January 1, 2001                    $55      $437,258   $3,952,457     ($899,118)       ($672,559)      $2,818,093

Net income                                                                       1,462,622                         1,462,622
Currency translation adjustments                                                                    (98,909)         (98,909)
Unrealized gains on derivative
     contracts                                                                                        2,700            2,700
Unrealized gains on marketable
     securities                                                                                       4,855            4,855
                                                                                                                ------------
     Comprehensive income                                                                                          1,371,268
                                                                                                                ------------

Cash dividends declared(a)                                                      (1,210,741)                       (1,210,741)
Common stock issued for stock options                     2,022      165,504                                         167,526
Conversion of preferred stock
     and other exchanges                       (3)          112       21,003        (2,885)                           18,227
                                       ----------     ---------   ----------    ----------     ------------     ------------
Balance at September 30, 2001                 $52      $439,392   $4,138,964     ($650,122)       ($763,913)      $3,164,373
                                       ==========     =========   ==========    ==========     ============     ============


Nine Months Ended September 30, 2000:
                                          $2.00                                                 Accumulated
                                       Convertible                Additional                       Other            Total
                                        Preferred       Common     Paid-in       Retained      Comprehensive    Stockholders'
                                          Stock         Stock      Capital       Earnings          Loss             Equity
                                       -----------    ---------   -----------   -----------    -------------    -------------
Balance at January 1, 2000                    $61     $434,639    $3,392,705    $3,000,827        ($613,485)      $6,214,747

Net income                                                                       1,451,196                         1,451,196
Currency translation adjustments                                                                    (76,413)         (76,413)
Unrealized gains on marketable
     securities                                                                                      13,519           13,519
                                                                                                                ------------
     Comprehensive income                                                                                          1,388,302
                                                                                                                ------------

Cash dividends declared(b)                                                      (1,200,723)                       (1,200,723)
Common stock acquired for treasury                      (2,472)      (16,316)     (374,289)                         (393,077)
Common stock issued for stock options                    3,610       298,624                                         302,234
Conversion of preferred stock
     and other exchanges                       (5)         121        26,692        (5,179)                           21,629
                                       ----------     --------    ----------    ----------     ------------      -----------
Balance at September 30, 2000                 $56     $435,898    $3,701,705    $2,871,832        ($676,379)      $6,333,112
                                       ==========     ========    ==========    ==========     ============      ===========

(a)  Includes the common stock cash dividend of $0.23 per share ($303,181 in the aggregate) declared on September 20, 2001 and payable on December 1, 2001.

(b)  Includes the common stock cash dividend of $0.23 per share ($303,874 in the aggregate) and preferred stock cash dividend of $0.50 per share ($11 in the aggregate) declared on September 21, 2000 and payable on December 1, 2000.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                           AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                             (In Thousands)
                                                                                   Nine Months
                                                                               Ended September 30,
                                                                           ---------------------------
                                                                              2001             2000
                                                                           ----------       ----------
Operating Activities
--------------------
Income from continuing operations                                          $1,462,622       $2,920,843
Adjustments to reconcile income from continuing operations to net cash provided from (used for) operating activities of continuing operations:
   Litigation charge                                                          950,000               -
   Gains on sales of assets                                                  (141,360)        (186,832)
   Depreciation and amortization                                              433,173          384,064
   Deferred income taxes                                                       70,482          704,575
   Changes in working capital, net                                           (559,322)          (5,834)
   Diet drug litigation payments                                           (6,886,646)      (2,242,816)
   Deconsolidation of Immunex                                                      -          (236,768)
   Other items, net                                                          (205,017)        (145,263)
                                                                           ----------       ----------
Net cash provided from (used for) continuing operations                    (4,876,068)       1,191,969
Net cash provided from discontinued operations                                     -            82,196
                                                                           ----------       ----------
Net cash provided from (used for) operating activities                     (4,876,068)       1,274,165
                                                                           ----------       ----------

Investing Activities
--------------------
Purchases of property, plant and equipment                                 (1,274,654)        (890,567)
Proceeds from sale of the agricultural products business                           -         3,800,000
Proceeds from sales of assets                                                 308,862          214,475
Proceeds from sales and maturities of marketable securities                   195,300          320,292
Purchases of marketable securities                                         (1,010,189)        (500,357)
                                                                           ----------       ----------
Net cash provided from (used for) investing activities                     (1,780,681)       2,943,843
                                                                           ----------       ----------

Financing Activities
--------------------
Net proceeds from (repayments of) debt                                      6,770,322       (2,017,501)
Dividends paid                                                               (907,560)        (896,838)
Exercises of stock options                                                    167,526          302,234
Purchases of common stock for treasury                                             -          (393,077)
                                                                           ----------       ----------
Net cash provided from (used for) financing activities                      6,030,288       (3,005,182)
                                                                           ----------       ----------
Effect of exchange rate changes on cash balances                              (12,736)         (24,391)
                                                                           ----------       ----------
Increase (decrease) in cash and cash equivalents                             (639,197)       1,188,435
Cash and cash equivalents, beginning of period                              2,644,306        1,892,715
                                                                           ----------       ----------
Cash and cash equivalents, end of period                                   $2,005,109       $3,081,150
                                                                           ==========       ==========


Supplemental Information
------------------------
Interest payments                                                            $269,756         $312,009
Income tax payments, net of refunds                                           367,964          693,275

The accompanying notes are an integral part of these consolidated condensed financial statements.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.   Credit Facilities and Term Debt Financing
          -----------------------------------------

          In addition to the Company's existing $2,000.0 million credit facility, in March 2001 the Company obtained new credit facilities totaling $6,000.0 million. The new credit facilities include a $3,000.0 million, 364-day credit facility (which supports borrowings under the commercial paper program). Any borrowings under the credit facility that are outstanding upon its termination in March 2002 are extendible for an additional year. The portion of commercial paper outstanding at September 30, 2001 supported by the $3,000.0 million credit facility was classified as long-term debt since the Company intends, and has the ability, to refinance these obligations through the issuance of additional commercial paper or through the use of its $3,000.0 million credit facility as described above. The credit facility contains substantially identical financial and other covenants, representations, warranties, conditions and default provisions as the Company's existing $2,000.0 million credit facility, which terminates on July 31, 2002. Since the $2,000.0 million credit facility terminates in less than one year, commercial paper outstanding of $1,519.2 million, supported by this facility, was classified as current debt in Loans payable as of September 30, 2001.

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

          Interest on the Notes is payable semi-annually, on March 15 and September 15, and is subject to adjustment under certain circumstances. The Company entered into two $750.0 million notional amount interest rate swaps (or "the swaps") relating to the $1,500.0 million 6.70% Notes. The interest rate swaps are contracts under which the Company converted the fixed rate on the $1,500.0 million 6.70% Notes to a floating rate of interest (the LIBOR swap rate) for the term of the swap agreements, which is the same term as the underlying debt. The interest rate swaps function as fair value hedges of the risk of changes in the fair value of the Notes attributable to changes in the benchmark interest rate (the LIBOR swap rate).

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


          Any proceeds from commercial paper supported by the new credit facilities and the proceeds from the issuance of the Notes are being used for the Company's general corporate and working capital requirements, including payments related to the REDUX and PONDIMIN diet drug litigation.


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

          On August 16, 2001, the United States Court of Appeals for the Third Circuit dismissed the appeal of the last remaining appellant challenging the District Court's approval of the REDUX and PONDIMIN diet drug litigation nationwide, class action settlement (or "the settlement"). Any petition to the United States Supreme Court to challenge the approval of the settlement must be filed by January 2002. In the absence of, or following a denial of, any such petition, the settlement would become final.

          In the 2001 third quarter, the Company recorded an additional litigation charge of $950.0 million ($615.0 million after-tax or $0.46 per share-diluted) in connection with the REDUX and PONDIMIN diet drug litigation. The charge covered the following:

               o additional anticipated funding requirements for the nationwide, class action settlement and estimated costs to resolve the claims of any members of the settlement class who in the future may exercise an intermediate or back-end opt out right;
               o    additional administrative and litigation expenses; and
               o additional costs anticipated with the resolution of the claims of the remaining initial opt outs and primary pulmonary hypertension claimants.

          In the 2000 fourth quarter, the Company recorded a $7,500.0 million litigation charge for the diet drug litigation, and recorded the initial litigation charge of $4,750.0 million, net of insurance, in the 1999 third quarter.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


          During the 2001 first nine months, payments to the nationwide, class action settlement funds, individual settlement payments, legal fees and other costs totaling $6,886.6 million were paid and applied against the litigation accrual. As of September 30, 2001, $2,228.9 million of the litigation accrual remained.

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


Note 4.   Restructuring Program
          ---------------------

          In December 1998, the Company recorded a special charge for restructuring and related asset impairments of $321.2 million to recognize costs of the reorganization of its worldwide supply chains and U.S. distribution systems, and the globalization of certain business units. The restructuring will ultimately result in the elimination of approximately 3,900 positions worldwide offset, in part, by 1,000 newly created positions in the same functions at other locations. At September 30, 2001, approximately 3,700 positions had been eliminated, and two distribution centers owned by the Company and a leased distribution center had been closed. The Company anticipates closing a total of 14 manufacturing plants; eight were closed in 2000 and two were closed during the first nine months of 2001. The Company currently anticipates closing the remaining facilities in 2002, assuming no further delays in regulatory approvals.

          The activity in the restructuring accruals was as follows:

                                                        Personnel  Other Closure/
          (In thousands)                                  Costs      Exit Costs    Total
          --------------------------------------------  ---------  -------------- --------

          Restructuring accruals at December 31, 2000     $6,249      $59,635     $65,884
          Cash expenditures                               (9,520)     (11,494)    (21,014)
          Redistributions                                 14,000      (14,000)         -
                                                        ---------  -------------- --------
          Restructuring accruals at September 30, 2001   $10,729      $34,141     $44,870
                                                        =========  ============== ========

          During the 2001 second quarter, the Company made redistribution adjustments between categories to increase accrual balances for personnel costs by $14.0 million and decrease other closure/exit costs by $14.0 million. These redistributions were necessary due to higher than expected enhanced pension benefits and outplacement costs for non-U.S. employees, updated forecasts of employees within the affected facilities, and lower than expected other closure/exit costs. The original scope of the restructuring program remains substantially unchanged.

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

          On the date that the Company enters into a derivative contract, it designates the derivative as: (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (cash flow hedge), (3) a foreign currency fair value or cash flow hedge (foreign currency hedge) or (4) an instrument that is not designated for hedge accounting treatment. For derivative contracts that are designated and qualify as fair value hedges (including foreign currency fair value hedges), the derivative instrument is marked-to-market with gains and losses recognized in current period earnings to offset the respective losses and gains recognized on the underlying exposure. For derivative contracts that are designated and qualify as cash flow hedges (including foreign currency cash flow hedges), the effective portion of gains and losses on these contracts are reported as a component of accumulated other comprehensive income
          (loss) and reclassified into earnings in the same period the hedged transaction affects earnings. Any hedge ineffectiveness on cash flow hedges is immediately recognized in earnings. In certain circumstances the Company enters into derivative contracts that are not designated as hedging instruments. These derivative contracts are recorded at fair value with the gain or loss recognized in current period earnings. The Company does not hold any derivative instruments for trading purposes.

          The Company currently engages in two primary programs to manage its exposure to foreign currency risk, as well as interest rate swaps to manage its exposure to interest rate fluctuations. The derivative contracts outstanding as of September 30, 2001 are as follows:

            1. Short-term foreign exchange forward/currency swap contracts to manage foreign currency balance sheet exposures. These contracts do not have a hedging designation and are recorded at fair value with any gains or losses recognized in current period earnings. For the nine months ended September 30, 2001, the Company recorded a gain of $17.8 million in Other income, net relating to gains and losses on these foreign exchange forward/currency swap contracts. The $17.8 million consists of gains and losses from contracts settled during the 2001 first nine months, as well as contracts outstanding at September 30, 2001 that are marked to fair value.

          2. Cash flow hedging program to cover currency risk related to intercompany inventory sales denominated in foreign currencies through the purchase of primarily foreign currency put options. As of September 30, 2001, $4.4 million ($2.7 million after-tax) of gains relating to the cash flow hedging program was included in Accumulated other

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


               comprehensive loss with the corresponding asset recorded in Other current assets including deferred taxes. The gains in Accumulated other comprehensive loss will be reclassified into the statement of operations when the intercompany inventory is sold to a third party. As such, the Company anticipates recognizing these gains during the next six months. The Company also purchases foreign currency put options outside of the cash flow hedging program to protect additional intercompany inventory sales. These put options do not have a hedging designation and are recorded at fair value with all gains or losses recognized in current period earnings immediately. For the nine months ended September 30, 2001, the Company has recorded gains of $0.6 million in Other income, net relating to these foreign currency put options. Option contracts outstanding as of September 30, 2001 expire no later than March 25, 2002.

            3. Fair value interest rate swaps to manage interest rate exposures.
               The Company strives to achieve an acceptable balance between fixed- and floating-rate debt and has entered into effective fair value interest rate swaps on its $1,500.0 million 6.70% Notes to maintain that balance on total debt. The fair value interest rate swaps converted a portion of the Company's fixed-rate debt into floating-rate debt. Interest expense on the $1,500.0 million 6.70% Notes is adjusted to include the payments made or received under the interest rate swap agreements. The fair value of the swaps relating to the $1,500.0 million 6.70% Notes, as of September 30, 2001, was an asset of $73.9 million and has been recorded in Other assets including deferred taxes with the corresponding adjustment recorded to the underlying 6.70% Notes in Long-term debt.


          Refer to the "Quantitative and Qualitative Disclosures about Market Risk" section on pages 24 and 25 for further discussion and disclosures relating to the Company's derivative instruments and foreign currency risk management programs.


Note 6.   Company Data by Operating Segment
          ---------------------------------

          The Company has three reportable segments: Pharmaceuticals, Consumer Health Care and Corporate. The Company's Pharmaceuticals and Consumer Health Care reportable segments are strategic business units that are managed separately because they manufacture, distribute and sell distinct products and provide services which require different technologies and marketing strategies.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


                                                    Net Revenue (1)
                                       -----------------------------------------
                                          Three Months           Nine Months
          ($ in millions)              Ended September 30,   Ended September 30,
                                       -------------------   -------------------
          Operating Segment              2001       2000        2001      2000
          --------------------         --------   --------   ---------  --------
          Pharmaceuticals (2)          $3,110.1   $2,856.3    $8,683.4  $7,982.6
          Consumer Health Care            626.1      647.3     1,718.4   1,743.1
                                       --------   --------   ---------  --------

          Total                        $3,736.2   $3,503.6   $10,401.8  $9,725.7
                                       ========   ========   =========  ========


                                           Income from Continuing Operations
                                                   Before Taxes (3)
                                       -----------------------------------------
                                          Three Months          Nine Months
          ($ in millions)              Ended September 30,   Ended September 30,
                                       -------------------   -------------------
          Operating Segment              2001       2000        2001      2000
          --------------------         --------   --------   ---------  --------
          Pharmaceuticals              $1,035.1     $862.6    $2,551.8  $2,155.6
          Consumer Health Care            182.5      198.3       418.6     425.7
                                       --------   --------   ---------  --------
                                        1,217.6    1,060.9     2,970.4   2,581.3
          Corporate (4)                (1,020.3)     (42.6)   (1,160.2)  1,557.9
                                       --------   --------   ---------  --------
          Total                          $197.3   $1,018.3    $1,810.2  $4,139.2
                                       ========   ========   =========  ========

          (1) The Company early adopted new authoritative accounting guidance as of January 1, 2001 reflecting certain rebates and sales incentives (i.e., coupons and other rebate programs) as reductions of revenues instead of selling and marketing expenses. Financial information for all prior periods presented has been reclassified to comply with the income statement classification requirements of the new guidance. These reclassifications had no effect on net revenue growth rates between the periods presented.

          (2) Effective January 1, 2000, the financial results of Immunex, which previously were consolidated in the results of the Company, were deconsolidated and included in the financial results of the Company on an equity basis. As a result, alliance revenue relating to co-promotion agreements between the Company and Immunex was included in pharmaceutical net revenue for both 2001 and 2000. The 2000 third quarter and first nine months pharmaceutical net revenue was restated to reflect the deconsolidation.

          (3) The third quarter results included goodwill amortization for 2001 and 2000 as follows: Pharmaceuticals - $34.3 and $36.5, and Consumer Health Care - $5.9 and $8.0, respectively.

               The first nine months results included goodwill amortization for 2001 and 2000 as follows: Pharmaceuticals - $103.0 and $112.1, and Consumer Health Care - $17.8 and $24.0, respectively.

          (4) Corporate expenses for the 2001 third quarter and first nine months included an additional litigation charge of $950.0 relating to the litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN. The charge related to the Pharmaceuticals operating segment.

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

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 7.   Earnings per Share
          ------------------

          The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                                            Three Months                  Nine Months
                                                                         Ended September 30,          Ended September 30,
                                                                       -----------------------     ------------------------
          (In thousands except per share amounts)                        2001          2000           2001          2000
          ----------------------------------------------------------   ---------     ---------     ----------    ----------

          Income from continuing operations less preferred dividends    $252,072      $762,088     $1,462,590    $2,920,808
          Loss from discontinued operations                                  -             -              -      (1,469,647)
                                                                       ---------     ---------     ----------    ----------
          Net income less preferred dividends                           $252,072      $762,088     $1,462,590    $1,451,161
          Denominator:
            Average number of common shares outstanding                1,318,359     1,305,478      1,316,091     1,304,915
                                                                       ---------     ---------     ----------    ----------

          Basic earnings per share from continuing operations              $0.19         $0.58          $1.11         $2.24
          Basic loss per share from discontinued operations                  -             -              -           (1.13)
                                                                       ---------     ---------     ----------    ----------
          Basic earnings per share                                         $0.19         $0.58          $1.11         $1.11
                                                                       =========     =========     ==========    ==========


          Income from continuing operations                             $252,072      $762,100     $1,462,622    $2,920,843
          Loss from discontinued operations                                  -             -              -      (1,469,647)
                                                                       ---------     ---------     ----------    ----------
          Net income                                                    $252,072      $762,100     $1,462,622    $1,451,196
          Denominator:
            Average number of common shares outstanding                1,318,359     1,305,478      1,316,091     1,304,915
            Common share equivalents of outstanding stock
              options and deferred contingent common stock awards         13,183        15,523         14,010        15,786
                                                                       ---------     ---------     ----------    ----------
          Total shares                                                 1,331,542     1,321,001      1,330,101     1,320,701
                                                                       =========     =========     ==========    ==========

          Diluted earnings per share from continuing operations            $0.19         $0.58          $1.10         $2.21
          Diluted loss per share from discontinued operations                -             -              -           (1.11)
                                                                       ---------     ---------     ----------    ----------
          Diluted earnings per share                                       $0.19         $0.58          $1.10         $1.10
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

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                                                 Nine Months Ended September 30, 2001
                                                                 ------------------------------------
          (In thousands)                                           Pre-tax       Tax       After Tax
          ----------------------------------------------------    ---------    -------     ---------

          Foreign currency translation adjustments                ($98,909)        -        ($98,909)
                                                                  --------     -------     ---------
          Unrealized gains on derivative contracts:
            Unrealized holding gains arising during the period      24,287       8,682        15,605
            Less: reclassification adjustments for gains
              realized in net income                                19,854       6,949        12,905
                                                                  --------     -------     ---------
            Net unrealized gains on derivative contracts             4,433       1,733         2,700

          Unrealized gains on marketable securities                  4,855         -           4,855
                                                                  --------     -------     ---------
          Other comprehensive loss                                ($89,621)     $1,733      ($91,354)
                                                                  ========     =======     =========

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


Note 9.   Recently Issued Accounting Standards
          ------------------------------------

          In July 2001, the Financial Accounting Standards Board issued Statement Nos. 141 and 142. The new standards require the following:

          o SFAS No. 141, Business Combinations, requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method; the pooling method of accounting has been eliminated. SFAS No. 141 supersedes Accounting Principles Board
               (APB) Opinion No. 16, Business Combinations, but does not change many of the provisions of APB Opinion No. 16, including the basic principles of the purchase method.

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


          In accordance with the adoption of SFAS No. 142, as of January 1, 2002, the Company will cease amortizing goodwill and other intangibles, which will result in estimated lower annual Selling, general and administrative expenses of approximately $161.0 million ($153.0 million after-tax or $0.12 per share-diluted). The Company is currently assessing the impact the adoption of the additional requirements of SFAS No. 142 may have on its financial position, results of operations and cash flows.

               AMERICAN HOME PRODUCTS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


          In April 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF No. 00-25 requires the cost of certain vendor consideration to be classified as a reduction of revenue rather than a marketing expense. The Company will adopt the provisions of EITF No. 00-25 as of January 1, 2002. The adoption of EITF No. 00-25 will result in reclassifications of certain marketing expenses to revenues, and will have no effect on net income. The Company does not anticipate the adoption of this consensus to significantly affect the growth rate of net revenues.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2001


Results of Operations
---------------------

Effective January 1, 2000, the financial results of Immunex, which previously were consolidated in the financial results of the Company, were deconsolidated and included in the financial results of the Company on an equity basis. Accordingly, alliance revenue relating to co-promotion agreements between the Company and Immunex was included in pharmaceutical net revenue for both the 2001 and 2000 third quarter and first nine months. The 2000 third quarter and first nine months financial results were restated to reflect the deconsolidation of Immunex, which had no effect on income from continuing operations. In addition, the Company early adopted new authoritative accounting guidance as of January 1, 2001 reflecting certain rebates and sales incentives (i.e., coupons and other rebate programs) as reductions of revenues instead of selling and marketing expenses. Financial information for all prior periods presented has been reclassified to comply with the income statement classification requirements of the new guidance. These reclassifications had no effect on net revenue growth rates between the periods presented.

Worldwide net revenue for the 2001 third quarter and first nine months were both 7% higher compared with prior year levels. The increase in worldwide net revenue for the 2001 third quarter and first nine months was due primarily to higher U.S. sales of human pharmaceuticals. Excluding the negative impact of foreign exchange, worldwide net revenue increased 9% for the 2001 third quarter and 10% for the 2001 first nine months.

The following table sets forth worldwide net revenue results by operating segment together with the percentage changes from the comparable period in the prior year:

                                  Net Revenue
                            -------------------------
                                  Three Months
($ in millions)                Ended September 30,
                            -------------------------           % Increase/
Operating Segment              2001            2000              (Decrease)
--------------------        ---------        --------            ----------
Pharmaceuticals              $3,110.1        $2,856.3                9%
Consumer Health Care            626.1           647.3               (3%)
                            ---------        --------            ----------
Total                        $3,736.2        $3,503.6                7%
                            =========        ========            ==========


                                  Net Revenue
                            -------------------------
                                  Nine Months
($ in millions)                Ended September 30,
                            -------------------------           % Increase/
Operating Segment             2001             2000              (Decrease)
--------------------        ---------        --------            ----------
Pharmaceuticals              $8,683.4        $7,982.6                9%
Consumer Health Care          1,718.4         1,743.1               (1%)
                            ---------        --------            ----------
Total                       $10,401.8        $9,725.7                7%
                            =========        ========            ==========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2001


Pharmaceuticals
---------------

Worldwide pharmaceutical net revenue increased 9% for both the 2001 third quarter and first nine months due primarily to higher sales of U.S. human pharmaceuticals. Excluding the negative impact of foreign exchange, worldwide pharmaceutical net revenue increased 11% for the 2001 third quarter and 12% for the 2001 first nine months.

Worldwide human pharmaceutical net revenue increased 9% for both the 2001 third quarter and first nine months due primarily to higher sales of PROTONIX (oral and intravenous formulas introduced in the second quarter of 2000 and 2001, respectively), PREVNAR (introduced in the 2000 first quarter), EFFEXOR XR, CORDARONE and alliance revenue offset, in part, by lower sales of MENINGITEC, ZIAC (due to generic competition) and generic products (discontinuance of certain oral generics). Additionally, sales of PREMARIN products contributed to the growth for the 2001 first nine months, but decreased during the 2001 third quarter due primarily to timing of sales promotions. Sales of MENINGITEC, the Company's meningococcal meningitis vaccine, decreased as compared to the prior year, since it was used in 2000 to vaccinate nearly all children and adolescents in the United Kingdom. The product is currently being launched in ten other European countries; however, the Company does not currently anticipate that any of these markets, individually, will provide sales volume equivalent to that generated in the United Kingdom. Excluding the negative impact of foreign exchange, worldwide human pharmaceutical net revenue increased 11% for the 2001 third quarter and 12% for the 2001 first nine months.

Worldwide animal health product net revenue increased 12% for the 2001 third quarter and decreased 1% for the 2001 first nine months. The increase in the 2001 third quarter was due primarily to the domestic launch, in June 2001, of ProHeart 6, a new single dose, canine heartworm preventative product that provides six months of continuous heartworm protection. For the 2001 first nine months, the decline in animal health product net revenue was due primarily to a general weakening in the livestock markets globally and continuing concerns about foot-and-mouth and mad-cow disease.


Consumer Health Care
--------------------

Worldwide consumer health care net revenue decreased 3% for the 2001 third quarter and 1% for the 2001 first nine months due primarily to the impact of two international non-core product divestitures which occurred earlier this year, as well as lower sales of FLEXAGEN, ADVIL and DIMETAPP offset, in part, by increased sales of ROBITUSSIN, CHAP STICK and CENTRUM products. Excluding the negative impact of foreign exchange, worldwide consumer health care net revenue decreased 2% for the 2001 third quarter and increased 1% for the 2001 first nine months.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2001


The following table sets forth, the percentage changes in worldwide net revenue by operating segment compared to the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

                               % Increase (Decrease)                           % Increase (Decrease)
                         Three Months Ended September 30, 2001          Nine Months Ended September 30, 2001
                       ------------------------------------------    ------------------------------------------
                                           Foreign       Total                           Foreign       Total
                       Volume    Price    Exchange    Net Revenue    Volume    Price    Exchange    Net Revenue
                       ------    -----    --------    -----------    ------    -----    --------    -----------
Pharmaceuticals
--------------------
United States            9%         4%         -             13%       12%        4%         -             16%
International            8%         -         (6%)            2%        5%        -         (7%)           (2%)
                        ---        ---        ---            ---       ---       ---        ---            ---
Total                    8%         3%        (2%)            9%        9%        3%        (3%)            9%
                        ===        ===        ===            ===       ===       ===        ===            ===

Consumer Health Care
--------------------
United States           (4%)        1%         -             (3%)      (1%)       2%         -              1%
International           (3%)        5%        (5%)           (3%)      (3%)       4%        (7%)           (6%)
                        ---        ---        ---            ---       ---       ---        ---            ---
Total                   (4%)        2%        (1%)           (3%)      (2%)       3%        (2%)           (1%)
                        ===        ===        ===            ===       ===       ===        ===            ===

Total
--------------------
United States            6%         4%         -             10%        9%        4%         -             13%
International            7%         -         (6%)            1%        4%        1%        (8%)           (3%)
                        ---        ---        ---            ---       ---       ---        ---            ---
Total                    6%         3%        (2%)            7%        7%        3%        (3%)            7%
                        ===        ===        ===            ===       ===       ===        ===            ===


Cost of goods sold, as a percentage of Net revenue, decreased to 23.6% for the 2001 third quarter compared to 24.1% for the 2000 third quarter and decreased to 23.7% for the 2001 first nine months compared to 24.7% for the 2000 first nine months. These decreases were due primarily to a favorable product mix in the pharmaceuticals segment, as well as the effect of increased alliance revenue earned in 2001 compared to 2000. There are no costs of goods sold relating to alliance revenue and, therefore, any net revenue fluctuations impacted by alliance revenue will also impact gross profit.

Selling, general and administrative expenses decreased to 34.2%, as a percentage of Net revenue, for the 2001 third quarter compared to 36.4% for the 2000 third quarter. For the 2001 first nine months, Selling, general and administrative expenses, as a percentage of Net revenue, decreased to 37.1% compared to 37.9% for the 2000 first nine months. The lower ratio of selling, general and administrative expenses resulted from non-recurring launch expenses, primarily selling and marketing, related to pharmaceutical product launches in 2000 and lower co-promotion expenses relating to ZIAC, due primarily to reduced sales as a result of generic competition.

Research and development expenses increased 14% for the 2001 third quarter and first nine months due primarily to increased headcount and other research operating expenses, including higher chemical and material costs, and ongoing clinical trials offset, in part, by lower costs resulting from the timing of payments pursuant to certain pharmaceutical collaborations and lower payments under licensing agreements.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2001


The Company had Interest expense, net of $40.5 million for the 2001 third quarter compared to Interest income, net of $11.8 million in the 2000 third quarter. Interest expense, net increased 3% for the 2001 first nine months. The increase in Interest expense, net was due primarily to higher weighted average debt outstanding for both the 2001 third quarter and first nine months compared with the same periods in the prior year. Weighted average debt outstanding during the 2001 and 2000 third quarters was $8,466.0 million and $2,803.2 million, respectively. Weighted average debt outstanding during the 2001 and 2000 first nine months was $6,646.0 million and $4,186.4 million, respectively. The higher total interest expense resulting from the increased weighted average debt outstanding was favorably impacted by higher capitalized interest, resulting from additional capital projects, recognized during the 2001 third quarter and first nine months compared with the same periods in the prior year, as well as lower interest rates on the debt outstanding, primarily commercial paper.

Other income, net, increased for the 2001 third quarter and first nine months due primarily to lower non-recurring charges, including costs incurred in the 2000 third quarter associated with a consent decree entered into with the U.S. Food and Drug Administration (FDA), as well as higher equity income relating to the Company's equity investment in Immunex offset, in part, by lower gains on the sales of non-strategic assets. Additionally, contributing to increased Other income, net, for the 2001 first nine months were lower non-recurring charges, including payments for access to various pharmaceutical collaborations and costs related to a product discontinuation in 2000 offset, in part, by an one-time insurance recovery of environmental costs in 2000.

During the 2001 third quarter, the Company recorded an additional litigation charge of $950.0 million ($615.0 million after-tax or $0.46 per share-diluted) in connection with the REDUX and PONDIMIN diet drug litigation (see Note 3 to the Consolidated Condensed Financial Statements).

The following table sets forth worldwide income from continuing operations before taxes by operating segment together with the percentage changes from the comparable periods in the prior year:

                                                     Income from Continuing Operations
                                                              Before Taxes (1)
                             ----------------------------------------------------------------------------------
                                          Three Months                                Nine Months
                                       Ended September 30,                         Ended September 30,
                             ---------------------------------------     --------------------------------------
($ in millions)                                           % Increase                                 % Increase
Operating Segment              2001          2000         (Decrease)       2001          2000        (Decrease)
--------------------         --------      --------       ----------     --------      --------      ----------
Pharmaceuticals              $1,035.1        $862.6           20%        $2,551.8      $2,155.6          18%
Consumer Health Care            182.5         198.3           (8%)          418.6         425.7          (2%)
                             --------      --------          ----        --------      --------         ----
                              1,217.6       1,060.9           15%         2,970.4       2,581.3          15%

Corporate (2)                (1,020.3)        (42.6)           -         (1,160.2)      1,557.9           -
                             --------      --------          ----        --------      --------         ----

Total (3)                      $197.3      $1,018.3          (81%)       $1,810.2      $4,139.2         (56%)
                             ========      ========          ====        ========      ========         ====

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2001


(1) The third quarter results included goodwill amortization for 2001 and 2000 as follows: Pharmaceuticals - $34.3 and $36.5, and Consumer Health Care - $5.9 and $8.0, respectively.

     The first nine months results included goodwill amortization for 2001 and 2000 as follows: Pharmaceuticals - $103.0 and $112.1, and Consumer Health Care - $17.8 and $24.0, respectively.

(2) Corporate expenses for the 2001 third quarter and first nine months included an additional litigation charge of $950.0 relating to the litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN. The charge related to the Pharmaceuticals operating segment.

     Corporate expenses for the 2000 first nine months included income of $1,709.4 resulting from the receipt of a $1,800.0 termination fee provided for under the merger agreement with Warner-Lambert Company offset, in part, by certain related expenses.

     Excluding the additional litigation charge from the 2001 third quarter and first nine months results and the termination fee from the 2000 first nine months results, Corporate expenses, net increased 65% and 39% for the 2001 third quarter and first nine months, respectively.

(3) Excluding the additional litigation charge from the 2001 third quarter and first nine months results and the termination fee from the 2000 first nine months results, total income from continuing operations before taxes increased 13% and 14% for the 2001 third quarter and first nine months, respectively.

During the 2001 third quarter and first nine months the Company experienced a higher growth rate of worldwide pharmaceutical income from continuing operations before taxes (20% and 18%, respectively) than the growth rate of net revenue (9% for both periods) due primarily to improved margins relating to the human pharmaceutical product mix, lower selling, general and administrative expenses, as a percentage of net revenue, higher equity income relating to Immunex and 2000 other expenses that were non-recurring in 2001, including the consent decree discussed earlier offset, in part, by lower gains on the sales of non-strategic assets.

Worldwide consumer health care income from continuing operations before taxes decreased 8% for the 2001 third quarter and 2% for the 2001 first nine months. The 2001 third quarter and first nine months decrease was due primarily to lower worldwide consumer health care sales.

Corporate expenses, net, excluding the additional litigation charge, increased 65% for the 2001 third quarter due primarily to increased interest expense offset, in part, by lower general and administrative expenses. Corporate expenses, net, excluding the additional litigation charge and Warner-Lambert Company termination fee, increased 39% for the 2001 first nine months due primarily to lower other income, net relating to a one-time insurance recovery of environmental costs received in the 2000 first quarter offset, in part, by lower general and administrative expenses in the 2001 first nine months.

Excluding the additional litigation charge taken in the 2001 third quarter, the effective tax rate for continuing operations decreased to 24.4% for the 2001 third quarter compared with 25.2% for the 2000 third quarter. The effective tax rate decreased to 24.7% for the 2001 first nine months compared to 25.5% for the 2000 first nine months (excluding the effect of the 2001 third quarter additional litigation charge and 2000 Warner-Lambert Company termination fee). The tax rate reduction occurring in the 2001 third quarter and first nine months was due primarily to an increased benefit from manufacturing in lower taxed jurisdictions.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2001


Consolidated Income and Diluted Earnings Per Share Results
----------------------------------------------------------

Income and diluted earnings per share from continuing operations for the 2001 third quarter were $252.1 million and $0.19, respectively. These amounts included a charge of $950.0 million ($615.0 million after-tax or $0.46 per share-diluted) in connection with the REDUX and PONDIMIN diet drug litigation. Excluding the litigation charge, income and diluted earnings per share from continuing operations for the 2001 third quarter were $867.1 million and $0.65, respectively, compared to $762.1 million and $0.58 in the prior year, representing increases of 14% and 12%, respectively. The increases in income and diluted earnings per share from continuing operations for the 2001 third quarter were due primarily to additional U.S. sales of human pharmaceuticals, improved margins from favorable product mix and higher other income, net offset, in part, by higher research and development expenses and interest expense.

Income and diluted earnings per share from continuing operations for the 2001 first nine months increased 15% and 14%, respectively, to $2,077.6 million and $1.56 compared to $1,809.7 million and $1.37, respectively, for the same period last year (excluding the 2001 third quarter litigation charge and 2000 Warner-Lambert Company termination fee received in the 2000 first quarter). Income and diluted earnings per share from continuing operations for the 2000 first nine months included income of $1,111.1 million and $0.84, respectively, resulting from the Warner-Lambert Company termination fee. The increases in income and diluted earnings per share from continuing operations for the 2001 first nine months were due primarily to additional U.S. sales of human pharmaceuticals, improved margins from favorable product mix and higher other income, net offset, in part, by higher selling, general and administrative expenses, and research and development expenses.


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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2001


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

The Company has been experiencing inconsistent results on dissolution testing of certain dosage forms of PREMARIN and is working with the FDA to resolve this issue. Until this issue is resolved, supply shortages of one or more dosage strengths may occur. Although these shortages may adversely affect PREMARIN sales in one or more accounting periods, the Company believes that, as a result of current adequate inventory levels and the Company's enhanced process controls, testing protocols and ongoing formulation improvement project, overall PREMARIN family sales will not be significantly impacted.


Liquidity, Financial Condition and Capital Resources
----------------------------------------------------

The Company used net cash for operating activities totaling $4,876.1 million during the 2001 first nine months. Driving the cash outflows were payments of $6,886.6 million relating to the diet drug litigation (see Note 3 to the Consolidated Condensed Financial Statements) and an increase in inventories of $308.3 million due primarily to production planning. These outflows more than offset earnings generated during the period.

The Company used $2,284.8 million of cash for investments in property, plant and equipment and marketable securities. The capital expenditures made during the

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2001


2001 first nine months were consistent with the Company's commitment to expand existing manufacturing and research and development facilities worldwide, and build new biotechnology facilities. The Company received investment proceeds through the sales and maturities of marketable securities and the sales of non-strategic assets totaling $504.2 million.

As described in Note 1 to the Consolidated Condensed Financial Statements, the Company obtained additional financing totaling $6,000.0 million in March 2001. The new financing included a $3,000.0 million, 364-day credit facility (which supports borrowings under the commercial paper program). Any borrowings under the credit facility that are outstanding upon its termination in 2002 are extendible for an additional year. In addition, the Company issued three tranches of Notes in a transaction exempt from registration under the Securities Act, pursuant to Rule 144A, as follows:

     o   $500.0 million 5.875% Notes due March 15, 2004
     o   $1,000.0 million 6.25% Notes due March 15, 2006
     o   $1,500.0 million 6.70% Notes due March 15, 2011

The interest rate payable on each series of Notes is subject to an increase of
 .25 percentage points per level of downgrade in the Company's credit rating by Moody's or Standard & Poor's. However, the total adjustment to the interest rate for the series of Notes cannot exceed two percentage points. There is no adjustment to the interest rate payable on each series of Notes for the first single level downgrade in the Company's credit rating by Standard & Poor's. In the case of the $1,500.0 million 6.70% Notes, the interest rate in effect on March 15, 2006 for such Notes will, thereafter, become the effective interest rate until maturity on March 15, 2011. The Company would incur a total of approximately $7.5 million of additional annual interest expense for every .25 percentage point increase in the interest rate. If Moody's or Standard & Poor's subsequently increase the Company's credit rating, the interest rate payable on each series of Notes is subject to a decrease of .25 percentage points for each level of credit rating increase. The interest rate payable for the series of Notes cannot be reduced below the original coupon rate of each series of Notes.

The $3,000.0 million, 364-day facility is combined with the Company's existing $2,000.0 million five-year credit facility (termination date of July 31, 2002) to provide $5,000.0 million of credit facilities to support the Company's commercial paper program. The Company offers its commercial paper in a very liquid market commensurate with its short term credit ratings from Moody's (P2) and Standard & Poor's (A1). The net proceeds received from the combined Notes and commercial paper supported by the credit facilities totaled $6,770.3 million. The Company is using the proceeds from the Notes and commercial paper supported by the credit facilities for general corporate and working capital requirements, including the capital expenditures identified above, and payments related to the REDUX and PONDIMIN diet drug litigation.

The Company also used cash for financing activities related to dividend payments of $907.6 million, which was partially offset by $167.5 million of cash provided by stock option exercises.

Management remains confident that cash flows from operating activities and available financing resources will be adequate to fund the Company's operations,

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2001


pay opt out settlement payments and fund the nationwide, class action settlement relating to the REDUX and PONDIMIN diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations, without requiring the disposition of any significant strategic core assets or businesses.


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

At September 30, 2001, the notional/contract amounts, carrying values and fair values of the Company's financial instruments were as follows:

     ($ in millions)             Notional/
     Description              Contract Amount     Carrying Value     Fair Value
     ---------------------    ---------------     --------------     ----------
     Forward contracts (1)        $551.6                $4.7              $4.7
     Option contracts (1)          878.0                16.7              16.7
     Interest rate swaps         1,500.0                73.9              73.9
     Outstanding debt (2)        9,149.9             9,220.4           9,336.6

     (1) If the value of the U.S. dollar were to increase or decrease by 10%, in relation to all hedged foreign currencies, the net receivable on the forward and option contracts would decrease or increase by approximately $74.3 million.

     (2) If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would increase or decrease by approximately $223.8 million.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of forward contracts and interest rate swaps reflects the present value of the future potential gain if settlement were to take place on September 30, 2001;

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2001


the fair value of option contracts reflects the present value of future cash flows if the contracts were settled on September 30, 2001; and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of September 30, 2001.


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


Cautionary Statements for Forward-Looking Information
-----------------------------------------------------

This Form 10-Q, including management's discussion and analysis set forth above, contains certain forward-looking statements, including, among other things, statements regarding the Company's results of operations, Euro currency, competition, liquidity, financial condition and capital resources, PREMARIN, ENBREL supply, MENINGITEC sales, foreign currency and interest rate risk, the nationwide, class action settlement relating to REDUX and PONDIMIN, and additional litigation charges related to REDUX and PONDIMIN including those for opt outs. These forward-looking statements are based on current expectations of future events that involve risks and uncertainties including, without limitation, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing, commercialization, economic conditions including interest and currency exchange rate fluctuations, the impact of competitive or generic products, product liability and other types of lawsuits, the impact of legislative and regulatory compliance and obtaining approvals, and patents. The Company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Certain factors which could cause the Company's actual results to differ materially from expected and historical results have been identified by the Company in Exhibit 99 to the Company's 2000 Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

                          Part II - Other Information
                          ---------------------------


Item 1.   Legal Proceedings
          -----------------

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2001 and June 30, 2001.

          The Company continues to resolve the remaining claims of those individuals who have opted out of the Company's nationwide, class action settlement of the diet drug litigation involving REDUX or PONDIMIN (see Note 3 to the Consolidated Condensed Financial Statements).

          On July 10, 2001, the District Court of Jim Wells County, Texas for the 79th Judicial District entered a final judgment in the case of Lopez v. American Home Products Corporation, et al., No. 99-07-37723. The final judgment included $4,821,219 in compensatory damages, $3,392,438 in punitive damages and $968,206 in pre-judgment interest, for a total of $9,181,863. That judgment has now been vacated, the case dismissed with prejudice and the matter resolved.

          On August 28, 2001, the Chancery Division of the New Jersey Superior Court, Morris County, dismissed without prejudice Grill v. Stafford, et al., (No. MRS-L-164-98, N.J. Sup. Ct., Morris Cty.), a shareholder derivative suit against the Company, certain directors, a former director and officer of the Company, and certain officers of the Company which sought to recover any losses or damages sustained by the Company in connection with the withdrawal from the market of REDUX and PONDIMIN. The court also denied plaintiffs leave to replead their complaint with more particularity. Plaintiffs have filed an appeal of the dismissal.

          In the litigation involving the Company's DIMETAPP and ROBITUSSIN cough/cold products that contained the ingredient phenylpropanolamine ("PPA"), two additional putative class actions have been filed. Havard, et al. v. SmithKline Beecham, Inc., et al., No. 01-CV-532 (U.S.D.C., M.D. La.) is a putative nationwide class action for personal injuries allegedly resulting from the ingestion of PPA-containing products. All federal cases involving PPA claims have now been transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara Jacobs Rothstein. Horne, et al. v. American Home Products, Inc., et al., No. 01-CI-06749 (Cir. Ct., Jefferson Cty., KY) is a putative statewide class action seeking restitution and other economic relief. In addition to these and the previously reported putative class actions, there are a total of approximately 145 individual personal injury suits against the Company that have been filed alleging injury as a result of ingestion of PPA-containing products. The Company expects that additional PPA cases may be filed in the future against it and the other companies that marketed PPA-containing products. The Company intends to defend all such cases vigorously.

          The Company has been served with seven lawsuits, five of which are putative class actions, alleging that the cumulative effect of thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism in children. The class actions are Doherty, et al. v. Aventis Pasteur, et al., No. 325082, Super. Ct., San Francisco Cty., CA (nationwide class for medical monitoring, personal injuries and injunctive relief); Demos, et al. v. Aventis Pasteur, et al., No. 01-22544CA15, Cir. Ct., Dade Cty., FL (nationwide class for medical monitoring, personal injuries and injunctive relief against future sales); Cyr, et al. v. Aventis Pasteur, Inc., et al., No. 01-C-663, Super. Ct., Hillsborough Cty., NH (statewide class for personal injuries and injunctive relief); King, et al. v. Aventis Pasteur, Inc., No. 01-CV-1305, U.S.D.C., D. Ore. (nationwide class for personal injuries and injunctive relief); and Mead v. Aventis Pasteur, Inc., et al., No. 01-CV-1402, U.S.D.C., D. Ore. (nationwide class for medical monitoring). The Company expects that additional thimerosal cases may be filed in the future against it and the other companies that marketed thimerosal-containing products. The Company intends to defend all such cases vigorously.

          An agreement has been entered into to settle the Federal Trade Commission (FTC) administrative complaint (In Re: Schering-Plough Corporation, et al., Docket No. 9297) regarding the Company's settlement of a patent infringement litigation with Schering-Plough Corporation relating to the Company's generic version of Schering-Plough's K-Dur potassium supplement product. The terms of the settlement are confidential pending approval by the FTC. The settlement is not an admission of liability and was entered into to avoid the costs and risks of litigation.

          Following the filing of the administrative complaint by the FTC, numerous lawsuits were filed in federal and state courts alleging civil claims based on the same conduct alleged by the FTC. Currently, the Company is aware of approximately forty such lawsuits that have been filed against the Company. Thirty-eight of these lawsuits are currently pending in federal court. Twenty-nine of these federal cases have been consolidated as part of multidistrict federal litigation being conducted in the United States District Court for the District of New Jersey (K-Dur Antitrust Litigation, MDL 1419, D. N.J.). The remaining federal cases have been or will be subject to requests to include them as part of the multidistrict consolidated litigation. In two of these cases, plaintiffs allege to be direct purchasers of K-Dur, or claim to be assignees of direct purchasers of K-Dur. One of these direct purchaser cases is brought as a purported class action on behalf of direct purchasers of K-Dur nationwide. In thirty-seven cases, plaintiffs claim to be indirect purchasers or end-payors of K-Dur or to be bringing suit on behalf of such indirect purchasers; these indirect purchaser cases are brought as purported class actions on behalf of various groups of indirect purchasers. Some of these cases claim to be brought on behalf of indirect purchasers nationwide, while others of these cases purport to be brought on behalf of indirect purchasers from specified states or groups of states. One case is brought by the Commonwealth of Pennsylvania, through its Attorney General, on behalf of all departments, agencies, and bureaus of the Commonwealth who purchased K-Dur or reimbursed such purchases.

          Generally, plaintiffs claim that a 1998 settlement agreement between the Company and Schering-Plough that resolved a patent infringement action unlawfully delayed the market entry of generic competition for K-Dur, and that this caused plaintiffs and others to be required to pay higher prices for potassium chloride supplements than plaintiffs claim they would have paid without the patent case settlement. Plaintiffs claim that this settlement restrained trade and constituted an agreement to allow Schering to monopolize the potassium chloride supplement markets.

          Based on these allegations, plaintiffs allege violations of federal and state antitrust laws, various other state statutes including unfair competition laws and consumer protection statutes, and under common law theories such as unjust enrichment. Plaintiffs seek various forms of relief including damages in excess of $100 million, treble damages, restitution, disgorgement, declaratory and injunctive relief, and attorneys' fees.

          On August 2, 2001, the United States District Court for the Southern District of Ohio granted in part and denied in part the Company's motion to dismiss the complaint filed in September 2000 by Duramed Pharmaceuticals, Inc. against the Company, alleging that the Company violated federal antitrust laws through alleged exclusionary practices involving the Company's managed care and pharmacy benefit management agreements relating to PREMARIN. Duramed, Inc. v. Wyeth-Ayerst Pharmaceuticals, Inc., No. C-1-00-735 (S.D. Ohio). The Company believes that its practices did not violate the antitrust laws and intends to vigorously defend this action.

          Following the filing of the Duramed case, five class action lawsuits have been filed on behalf of "end-payors" (defined as the last persons and entities in the chain of distribution) and direct purchasers in federal district court in Ohio, New Jersey, and California state court alleging that the Company violated federal and state antitrust laws through alleged exclusionary practices involving PREMARIN and the Company's contracts with managed care organizations and pharmacy benefit managers. Mattoon, et al. v. Wyeth-Ayerst Laboratories, Inc., No. 1-01-CV-447 (W.D. Ohio); Forgue v. Wyeth-Ayerst Laboratories, Inc., et al., No. 1-01-CV-634 (S.D. Ohio); J.B.D.L. Corp. v. Wyeth-Ayerst Laboratories, Inc., et al., No. C-1-01-704 (S.D. Ohio); McDermott v. Wyeth-Ayerst Laboratories, Inc., et al., No. 01-CV-4690 (D.N.J); and Blevins v. Wyeth-Ayerst Laboratories, Inc., et al., No. 324380 (San Francisco Superior Ct.). The complaints seek injunctive relief, damages, and disgorgement of profits. The Company believes that its contracts involving PREMARIN do not violate state or federal laws and the Company will vigorously defend these lawsuits.

          On October 5, 2001 the U.S. District Court for the District of Columbia entered judgment in favor of the Company in Boca Investerings Partnership v. U.S. (No. 97-602, U.S.D.C., D.C.), in which the Company challenged the disallowance by the Internal Revenue Service (IRS) of a capital loss deduction in 1990 related to a partnership investment. The Court ordered the IRS to refund the tax paid, approximately $226 million, together with interest. The IRS has until December 4, 2001 to appeal the decision. Since the decision is subject to appeal, the Company has not recognized this anticipated refund in the financial statements.

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

                    (3.2)     The Company's By-laws, as amended to date.

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


    Date: November 14, 2001

                                  Exhibit Index
                                  -------------


Exhibit No.      Description
-----------      -----------

  (3.2)          The Company's By-laws, as amended to date.

  (12)           Computation of Ratio of Earnings to Fixed Charges.


                                      EX-1