Form 10-K405
period 2001-12-31
WYETH
filed 2002-03-29
CIK 5187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission file number
  December 31, 2001                                           1-1225
  -----------------                                           ------

                                      Wyeth
                                      -----
             (Exact name of registrant as specified in its charter)

               Delaware                                   13-2526821
-----------------------------------------     ----------------------------------
    (State or other jurisdiction of            (I.R.S. Employer Identification
     incorporation or organization)                          Number)

    Five Giralda Farms, Madison, NJ                       07940-0874
-----------------------------------------     ----------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including
area code                                               (973) 660-5000
                                                        --------------
Securities registered pursuant to
Section 12(b) of the Act:

                                                    Name of each exchange on
            Title of each class                         which registered
-----------------------------------------     ----------------------------------
$2 Convertible Preferred Stock, $2.50
par value                                           New York Stock Exchange
-----------------------------------------     ----------------------------------
Common Stock, $0.33 - 1/3 par value
  (including Preferred Stock Purchase
   Rights)                                          New York Stock Exchange
-----------------------------------------     ----------------------------------


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

Aggregate market value at March 1, 2002                    $85,846,161,028

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                           Outstanding at
                                                           March 1, 2002
                                                           -------------

Common Stock, $0.33 - 1/3 par value                        1,323,765,012

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

(1) 2001 Annual Report to Stockholders - In Parts I, II and IV
--------------------------------------------------------------
(2) Proxy Statement filed on March 20, 2002 - In Part III
---------------------------------------------------------

                                     PART I
                                     ------

ITEM 1.     BUSINESS
            --------

            General
            -------

            Wyeth, which on March 11, 2002 changed its name from American Home Products Corporation (the "Company"), a Delaware corporation organized in 1926, is currently engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in two primary businesses: Pharmaceuticals and Consumer Health Care. Pharmaceuticals include branded and generic human ethical pharmaceuticals, biologicals, nutritionals, and animal biologicals and pharmaceuticals. Principal products include women's health care products, neuroscience therapies, cardiovascular products, infant nutritionals, gastroenterology drugs, anti-infectives, vaccines, biopharmaceuticals, oncology therapies, musculoskeletal therapies, hemophilia treatments and immunological products. Principal animal health products include vaccines, pharmaceuticals, endectocides and growth implants. Consumer Health Care products include analgesics, cough/cold/allergy remedies, nutritional supplements, herbal products, and hemorrhoidal, antacid, asthma and other relief items sold over-the-counter.

            Unless stated to the contrary, or unless the context otherwise requires, references to the Company in this report include Wyeth and its majority-owned subsidiaries.

            On December 17, 2001, Amgen Inc. and Immunex Corporation ("Immunex") signed a definitive agreement providing for Amgen to acquire Immunex in a merger transaction. Under the terms of the agreement, each share of Immunex common stock will be exchanged for 0.44 shares of Amgen common stock and cash of $4.50. As part of the agreement, Amgen will acquire the 41% ownership in Immunex held by Wyeth at December 31, 2001 for the same consideration per share, providing Wyeth with approximately $1.0 billion in cash and approximately an 8% ownership in Amgen. Wyeth has agreed to vote its shares in favor of the transaction. The transaction is anticipated to close in the second half of 2002, subject to approval by shareholders of both companies, as well as customary regulatory approvals.

            In October 2000, the Company increased its ownership in Immunex from approximately 53% to approximately 55% by converting a $450 million convertible subordinated note into 15,544,041 newly issued shares of common stock of Immunex. In November 2000, through a public equity offering, the Company sold 60.5 million shares of Immunex common stock. Proceeds to the Company were approximately $2.405 billion resulting in a pre-tax gain on the sale of $2.061 billion. The public equity offering reduced the Company's ownership in Immunex from approximately 55% to approximately 41%, which represented the ownership at December 31, 2000. As a result of the reduction in ownership below 50%, the Company included the financial results of Immunex on an equity basis retroactive to January 1, 2000.

            On March 20, 2000, the Company signed a definitive agreement with BASF Aktiengesellschaft ("BASF") to sell the Cyanamid Agricultural Products business, which manufactures, distributes, and sells crop protection and pest control products worldwide. On June 30, 2000, the sale was completed and BASF paid the Company $3.8 billion in cash and assumed certain debt. The Company recorded an after-tax loss on the sale of this business of $1.573 billion and reflected this business as a discontinued operation in the 2000 first quarter. The loss on the sale was due primarily to a difference in the basis of the net assets sold for financial reporting purposes compared with the Company's basis in such net assets for tax purposes. This difference related, for the most part, to goodwill, which is not recognized for tax purposes. As a result, the transaction generated a taxable gain requiring the recording of a tax provision, in addition to a book loss related to a write-off of net assets in excess of the selling price.

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

            Additional information relating to Cyanamid Agricultural Products business disposition is set forth in Note 2 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Stockholders and is incorporated herein by reference. Also included in Note 2 is additional information relating to the proposed acquisition of Immunex by Amgen and the sale of a portion of the Company's investment in Immunex common stock in 2000.

            Operating Segments
            ------------------

            Financial information, by operating segment, for the three years ended December 31, 2001 is set forth in Note 13 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Stockholders and is incorporated herein by reference.

            The Company has three reportable segments: Pharmaceuticals, Consumer Health Care, and Corporate. The Company's Pharmaceuticals and Consumer Health Care reportable segments are strategic business units that offer different products and services. The reportable segments are managed separately because they manufacture, distribute and sell distinct products and provide services, which require various technologies and marketing strategies. The Company is not dependent on any single customer or major group of customers for its net revenue. The product designations appearing in differentiated type herein are trademarks.

            PHARMACEUTICALS SEGMENT

            The Pharmaceuticals segment manufactures, distributes, and sells branded and generic human ethical pharmaceuticals, biologicals, nutritionals, and animal biologicals and pharmaceuticals. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers, veterinarians, and other human and animal health care institutions. Some of these sales are made to large buying groups representing certain of these customers. Principal product categories for human use and their respective products are: women's health care products including PREMARIN, PREMPRO, PREMPHASE, ALESSE and TRIPHASIL (marketed as TRINORDIOL internationally); neuroscience therapies including ATIVAN, EFFEXOR (marketed as EFEXOR internationally) and EFFEXOR XR; cardiovascular products including CORDARONE and CORDARONE I.V.; infant nutritionals including S26 and 2ND AGE PROMIL (international markets only); gastroenterology drugs including ZOTON (international markets only) and PROTONIX (U.S. market only); anti-infectives including MINOCIN and ZOSYN (marketed as TAZOCIN internationally); vaccines including PREVNAR (marketed as PREVENAR internationally); biopharmaceuticals; oncology therapies; musculoskeletal therapies including ENBREL (which, under an agreement, is co-promoted by Wyeth and Immunex in the United States and Canada with Wyeth having exclusive international rights to the product) and SYNVISC; hemophilia treatments including BENEFIX Coagulation Factor IX (Recombinant), REFACTO albumin-free formulated Factor VIII (Recombinant) and Factor VIII-full length recombinant; and immunological products. Principal animal health product categories include vaccines, pharmaceuticals, endectocides including CYDECTIN, and growth implants. The Company manufactures these products in the United States and Puerto Rico, and in 18 foreign countries.

            Accounting for more than 10% of consolidated net revenue in 2001, 2000 and 1999, respectively, were sales of women's health care products, in the aggregate, of $2.8 billion, $2.7 billion and $2.6 billion, and sales of the PREMARIN family of products individually, of $2.1 billion, $1.9 billion and $1.8 billion. In addition, sales of the EFFEXOR family of products, in the aggregate, of $1.5 billion accounted for more than 10% of consolidated net revenue in 2001. Except for the products noted above, no other single pharmaceutical product or category of products accounted for more than 10% of consolidated net revenue in 2001, 2000 or 1999.

            CONSUMER HEALTH CARE SEGMENT

            The Consumer Health Care segment manufactures, distributes and sells over-the-counter health care products. Principal consumer health care product categories and their respective products are: analgesics including ADVIL; cough/cold/allergy remedies including ROBITUSSIN and DIMETAPP; nutritional supplements including CENTRUM products, CALTRATE and SOLGAR products; herbal products and hemorrhoidal, antacid, asthma and other relief items including CHAP STICK. These products are generally sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising. These products are manufactured in the United States and Puerto Rico, and in 11 foreign countries.

            No single consumer health care product or category of products accounted for more than 10% of consolidated net revenue in 2001, 2000 or 1999.

            CORPORATE SEGMENT

            Corporate is responsible for the treasury, tax and legal operations of the Company's businesses and maintains and/or incurs certain assets, liabilities, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments. These items include special charges, interest expense and interest income, gains on the sales of investments and other corporate assets, including the sale of Immunex common stock, the termination fee received from the Warner-Lambert Company, certain litigation provisions, including the REDUX and PONDIMIN litigation charges, goodwill impairment and other miscellaneous items.

            Sources and Availability of Raw Materials
            -----------------------------------------

            Generally, raw materials and packaging supplies are purchased in the open market from various outside vendors. The loss of any one source of supply would not have a material adverse effect on the Company's future results of operations. However, finished dosage forms of ENBREL (which, under an agreement, is co-promoted by Wyeth and Immunex in the United States and Canada with Wyeth having exclusive international rights to the product) and PROTONIX are produced by one third-party manufacturer, and raw materials for certain oral contraceptives, EFFEXOR, EFFEXOR XR and ZOSYN are sourced from sole third-party suppliers.

            Patents and Trademarks
            ----------------------

            Patent protection is considered to be of material importance in the Company's marketing of pharmaceutical products in the United States and in most major foreign markets. Patents may cover product formulations, processes for or intermediates useful in the manufacture of products, or the uses of products. Protection for individual products extends for varying periods in accordance with the date of grant and the legal life of patents in countries in which patents are granted. The protection afforded, which may also vary from country to country, depends upon the type of patent and its scope of coverage. The Company believes that its patents and licenses are important to its business, but no one patent or license (or group of related patents or licenses) currently is of material importance in relation to its business as a whole.

            Patent portfolios developed for products introduced by the Company normally provide market exclusivity. Patents are in effect for the following major products in the United States. SYNVISC, a visco supplementation for treatment of osteoarthritis of the knee, will have patent protection until at least 2010. The anti-infective ZOSYN will have patent protection until at least 2007. The tumor necrosis factor receptor (TNFR) ENBREL (which, under an agreement, is co-promoted by Wyeth and Immunex in the United States and Canada with Wyeth having exclusive international rights to the product), will have patent protection until at least 2014. The anti-depressant EFFEXOR has patent protection until at least 2007 and EFFEXOR XR has patent protection until at least 2017. PREMPRO, a combination estrogen and progestin product, will have patent protection until at least 2015. BENEFIX Coagulation Factor IX (Recombinant), a blood clotting factor for hemophilia B, will have patent protection until 2011. REFACTO, a recombinant factor VIII product without human serum albumin, will have patent protection until 2010. PREVNAR, the Company's seven-valent pneumococcal conjugate vaccine has patent protection until 2004 and patent extension under the Hatch-Waxman Act has been applied for, which would extend exclusivity until 2007. PROTONIX, the Company's product for the short-term treatment of erosive esophagitis, is expected to have patent protection until 2007, based on a pending Hatch-Waxman application.

            The Company has other patent rights covering additional products that have smaller net revenues. Patents on some of its newest products and late-stage product candidates could become significant to the Company's business in the future.

            While the expiration of a product patent normally results in a loss of market exclusivity for the covered product, commercial benefits may continue to be derived from: (i) later-granted patents on processes and intermediates related to the most economical method of manufacture of the active ingredient of such product; (ii) patents relating to the use of such product; (iii) patents relating to novel compositions and formulations; and (iv) in the United States, market exclusivity that may be available under federal law. The effect of product patent expiration also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

            Additions to market exclusivity are sought in the United States and other countries through all relevant laws, including laws increasing patent life. Some of the benefits of increases in patent life have been partially offset by a general increase in the number of, incentives for and use of generic products. In addition, improvements in intellectual property laws are sought in the United States and other countries through reform of patent and other relevant laws and implementation of international treaties.

            Sales in the consumer health care business are largely supported by the Company's trademarks and brand names. These trademarks and brand names are a significant part of the Company's business and in some countries have a perpetual life as long as they remain in use. In some other countries, trademark protection continues as long as registered. Registration is for fixed term and can be renewed indefinitely.

            Seasonality
            -----------

            Sales of consumer health care products are affected by seasonal demand for cough/cold products and, as a result, second quarter results for consumer health care products tend to be lower than results in other quarters.

            Competition
            -----------

            PHARMACEUTICALS SEGMENT

            The Company operates in the highly competitive pharmaceutical industry, which includes the human ethical pharmaceutical and animal health businesses. Within these businesses, the Company has many major multinational competitors and numerous smaller domestic and foreign competitors. Based on net revenue, the Company believes it ranks within the top 10 major competitors within the human ethical pharmaceutical industry and ranks within the top five major competitors within the animal health industry.

            The Company's competitive position is affected by several factors including prices, costs and resources available to develop, enhance and promote products, customer acceptance, product quality and efficiency, patent protection, development of alternative therapies by competitors, scientific and technological advances, the availability of generic substitutes and governmental actions affecting pricing and generic substitutes. In the United States, the growth of managed care organizations, such as health maintenance organizations and pharmaceutical benefit management companies, has resulted in increased competitive pressures. Moreover, the continued growth of generic substitutes is further promoted by legislation, regulation and various incentives enacted and promulgated in both the public and private sectors.

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

            The Company has been experiencing inconsistent results on dissolution testing of certain dosage strengths of PREMARIN and is working with the FDA to resolve this issue. Until this issue is resolved, supply shortages of one or more dosage strengths may occur. Although these shortages may adversely affect PREMARIN sales in one or more accounting periods, the Company believes that, as a result of current adequate inventory levels and the Company's enhanced process controls, testing protocols and an ongoing formulation improvement project, overall PREMARIN family sales will not be significantly impacted.

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

            CONSUMER HEALTH CARE SEGMENT

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

            The growth of generic and store brands continued to impact some of the Company's consumer health care branded product line categories in 2001 and is expected to continue during 2002.

            GENERAL

            In all business segments, advertising and promotional expenditures are significant costs to the Company and are necessary to effectively communicate information concerning the Company's products to health professionals, the trade and consumers.

            Research and Development
            ------------------------

            Worldwide research and development activities are focused on discovering, developing and bringing to market new products to treat and/or prevent some of the most serious health care problems. Research and development expenditures totaled approximately $1.870 billion in 2001, $1.688 billion in 2000, and $1.588 billion in 1999 with approximately 96%, 96%, and 95% of these expenditures in the pharmaceutical area in 2001, 2000 and 1999, respectively.

            The Company currently has 10 New Drug Applications and 25 Supplemental Drug Applications filed with the FDA for review, and 94 active Investigational New Drug Applications and one preliminary market approval application. During 2001, several major collaborative research and development arrangements were initiated or continued with other pharmaceutical and biotechnology companies. Additionally, the animal health business has 58 Veterinary Biologics License Applications awaiting approval by the U.S. Department of Agriculture ("USDA"), and one application for a new product awaiting approval by the U.S. Environmental Protection Agency ("EPA"). Certain approvals outside the United States are also pending.

            During 2001, FDA approval was granted for PROTONIX I.V. intravenous formulation for short-term treatment of gastroesophageal reflux disease ("GERD") as an alternative to oral therapy in patients who are unable to take PROTONIX tablets, and for the treatment of pathological hypersecretion conditions associated with Zollinger-Ellison Syndrome, which is characterized by chronic peptic ulcers caused by an oversecretion of stomach acid, or other neoplastic conditions. In addition, the FDA approved PROTONIX tablets for such new indications as the maintenance of healing erosive esophagitis and the reduction in relapse rates of heartburn symptoms in patients with GERD. Also during 2001, the FDA approved an expanded indication for EFFEXOR XR for use in preventing the relapse and recurrence of depression. In January 2002, the FDA approved an expanded indication for ENBREL (which, under an agreement, is co-promoted by Wyeth and Immunex in the United States and Canada with Wyeth having exclusive international rights to the product) for the treatment of psoriatic arthritis. In addition, the European Commission approved ENBREL for the treatment of early rheumatoid arthritis in February 2002.

            Regulatory submissions were filed in 2001 for EFFEXOR XR in the United States for use in social anxiety disorder, ENBREL in Europe for the treatment of psoriatic arthritis, and rhBMP-2, a unique recombinant protein that stimulates bone growth to facilitate the healing of long bone fractures requiring open surgical management.

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

            The FDA Modernization Act, which was passed in 1997, as extended by the Best Pharmaceuticals for Children Act, which was passed in 2002, includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for indications of new or currently marketed drugs, if certain agreed upon pediatric studies are completed by the applicant. The Company is considering seeking exclusivity based on pediatric studies for certain of the Company's products.

            The Company's Wyeth Pharmaceuticals division, a related subsidiary and certain other employees (including an executive officer of the Company) are subject to a consent decree entered into with the FDA in October 2000 following the seizure in June 2000 from the Company's distribution centers in Tennessee and Puerto Rico of a small quantity of certain of the Company's products manufactured at the Company's Marietta, Pennsylvania facility. The seizures were based on FDA allegations that products were not manufactured in accordance with current Good Manufacturing Practices. Prior to the seizure, the Company had ceased production at portions of the Marietta facility in order to implement process and facility improvements. The consent decree, which has been approved by the U.S. District Court for the Eastern District of Tennessee, does not represent an admission by the Company or the employees of any violation of the Federal Food, Drug and Cosmetic Act or its regulations. Under the consent decree, the Company paid $30 million to the U.S. government in 2000. The consent decree allows the continued manufacture of all of the products that the Company intends to manufacture at its Marietta, Pennsylvania facility, as well as the Company's Pearl River, New York facility, subject to review by independent consultants of manufacturing records prior to distribution of individual lots. In addition, as provided in the consent decree, an expert consultant has conducted a comprehensive inspection of the Marietta and Pearl River facilities and the Company has identified various actions to address the consultant's observations. The Company is in the process of obtaining verification of the Company's actions by the expert consultant. The verification process is subject to review by the FDA.

            Environmental
            -------------

            Certain of the Company's operations are affected by a variety of federal, state and local environmental protection laws and regulations and the Company has, in a number of instances, been notified of its potential responsibility relating to the generation, storage, treatment and disposal of hazardous waste. In addition, the Company has been advised that it may be a responsible party in several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), commonly known as Superfund (See Item 3. Legal Proceedings). In connection with the spin-off in 1993 by American Cyanamid Company ("Cyanamid") of Cytec Industries Inc. ("Cytec"), Cyanamid's former chemicals business, Cytec assumed the environmental liabilities relating to the chemicals businesses, except for the former chemical business site at Bound Brook, New Jersey, and certain sites for which there is shared responsibility between Cyanamid and Cytec. This assumption is not binding on third parties, and if Cytec were unable to satisfy these liabilities, they would, in the absence of other circumstances, be enforceable against Cyanamid. The Company has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid. Cyanamid was acquired by the Company in 1994.

            Additional information on environmental matters is set forth in Note 5 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Stockholders and is incorporated herein by reference.

            Employees
            ---------

            At the end of 2001, the Company had 52,289 employees worldwide, with 29,315 employed in the United States including Puerto Rico. Approximately 18% of worldwide employees are represented by various collective bargaining groups. Relations with most organized labor groups remain relatively stable.

            Financial Information about the Company's Domestic and International
            --------------------------------------------------------------------
            Operations
            ----------

            Financial information about U.S. and international operations for the three years ended December 31, 2001 is set forth in Note 13 of the Notes to Consolidated Financial Statements in the Company's 2001 Annual Report to Stockholders and is incorporated herein by reference.

            The Company's operations outside the United States are conducted primarily through subsidiaries. International net revenue in 2001 amounted to 36% of the Company's total worldwide net revenue.

            The Company's international businesses are subject to risks of currency fluctuations, governmental actions and other governmental proceedings which are inherent in conducting business outside of the United States. The Company does not regard these factors as deterrents to maintaining or expanding its non-U.S. operations. Additional information about international operations is set forth under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Management's Discussion and Analysis of

            Financial Condition and Results of Operations in the Company's 2001 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 2.     PROPERTIES
            ----------

            The Company's corporate headquarters and the headquarters of its domestic and international consumer health care business are located in Madison, New Jersey. The Company's domestic and international human ethical pharmaceutical operations are currently headquartered in leased facilities located in Radnor, Pennsylvania and owned facilities in Collegeville and Great Valley, Pennsylvania. The Radnor pharmaceutical research operations were moved to Collegeville in 2001, and most of the remaining pharmaceutical operations in Radnor are expected to move to Collegeville before the end of 2003. The Company's animal health business is headquartered in Overland Park, Kansas, a leased facility. The Company's international subsidiaries and affiliates, which generally own their properties, have manufacturing facilities in 18 countries outside the United States.

            The properties listed below are the principal manufacturing plants
            (M) and research laboratories (R) of the Company as of December 31, 2001, listed in alphabetical order by state or country. All of these properties are owned except certain facilities in Guayama, Puerto Rico, which are under lease. The Company also owns or leases a number of other smaller properties worldwide, which are used for manufacturing, research, warehousing and office space.

            Pharmaceuticals and Consumer Health Care:

               United States:
               Charles City, Iowa (M)
               Fort Dodge, Iowa (M, R)
               Andover, Massachusetts (M, R)
               Cambridge, Massachusetts (R)
               Cherry Hill, New Jersey (M, R)
               Princeton, New Jersey (R)
               Chazy, New York (R)
               Pearl River, New York (M, R)
               Rouses Point, New York (M, R)
               Sanford, North Carolina (M, R)
               Collegeville, Pennsylvania (R)
               Marietta, Pennsylvania (M, R)
               West Chester, Pennsylvania (M)
               Carolina, Puerto Rico (M)
               Guayama, Puerto Rico (M)
               Richmond, Virginia (M, R)


               International:
               St. Laurent, Canada (M, R)
               Suzhou, China (M)
               Havant, England (M, R)

               Ghatkopar, India (M)
               Askeaton, Ireland (M, R)
               Newbridge, Ireland (M)
               Catania, Italy (M, R)
               Shiki, Japan (M, R)
               Vallejo, Mexico (M)
               Cabuyao, Philippines (M)
               Tuas, Singapore (M)
               Gerona, Spain (M, R)
               Hsin-Chu Hsien, Taiwan (M)

            All of the above facilities are exclusively pharmaceutical facilities, except for Pearl River, New York, Rouses Point, New York, Guayama, Puerto Rico, Richmond, Virginia, St. Laurent, Canada, Suzhou, China, Havant, England, Newbridge, Ireland, Vallejo, Mexico and Hsin-Chu Hsien, Taiwan, which are both pharmaceutical and consumer health care facilities.

            The Company has pharmaceutical manufacturing facilities under construction in Grange Castle, Ireland. Further, the Company is working to support larger scale manufacturing in Andover, Massachusetts, St. Louis, Missouri and Carolina, Puerto Rico. In addition, the Company had a pharmaceutical manufacturing facility under construction in West Greenwich, Rhode Island at the end of 2001, which was sold to Immunex in early 2002.

            The Company believes its properties to be adequately maintained and suitable for their intended use. The facilities generally have sufficient capacity for existing needs and expected near-term growth and expansion projects are undertaken as necessary to meet future needs.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

            The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims.

            On October 7, 1999, the Company announced that it had reached a comprehensive, nationwide, class action settlement (the "settlement") to resolve litigation against the Company brought by people who used REDUX (dexfenfluramine hydrochloride capsules) C-IV or PONDIMIN (fenfluramine hydrochloride) tablets C-IV. The Company's Wyeth Pharmaceutical Division had announced a voluntary and immediate withdrawal of these products in September 1997. The Company took this action on the basis of new, preliminary information provided to the Company on September 12, 1997 by the U.S. Food and Drug Administration (FDA) regarding heart valve abnormalities in patients using these medications. The Company estimates that approximately 5.8 million people used these medications in the U.S.

            The settlement is open to all REDUX or PONDIMIN users in the United States and offers a range of benefits depending on a participant's particular circumstances, including: a refund program for the cost of the drugs; medical screening; additional medical services or cash payments; and compensation in the event of serious heart valve problems. The settlement terms are reflected in a settlement agreement executed on November 19, 1999. (In Re Diet Drugs Products Liability Litigation, MDL No. 1203; Brown, et al. v. AHPC, No. 99-20593, U.S.D.C., E.D. Pa.). The settlement covers all claims arising out of the use of REDUX or PONDIMIN except for claims of Primary Pulmonary Hypertension (PPH). Payments by Wyeth into the settlement funds will continue for approximately 16 years after final judicial approval if needed to provide settlement benefits to members of the class. In the aggregate, all payments under the settlement cannot exceed $3.75 billion in present value. Future payments will be made only as and if needed. The settlement states that it shall not be construed to be an admission or evidence of any liability or wrongdoing whatsoever by the Company or the truth of any of the claims alleged.

            Diet drug users choosing to opt out of the settlement class were required to do so by March 30, 2000. The Company has resolved the claims of the majority of these initial opt outs and continues to resolve the claims of the remaining individuals. The settlement agreement also gives class members who participate in the settlement the opportunity to opt out of the settlement at two later stages, although there are restrictions on the nature of claims they can pursue outside of the settlement. Class members who are diagnosed with certain levels of valvular regurgitation within a specified time frame can opt out following their diagnosis and prior to receiving any further benefits under the settlement ("intermediate" opt outs). Class members who are diagnosed with certain levels of regurgitation and who elect to remain in the settlement, but who later develop a more severe valvular condition, may opt out at the time the more serious condition develops ("back-end" opt outs). Under either of these latter two opt out alternatives, class members may not seek or recover punitive damages, may sue only for the condition giving rise to the opt out right, and may not rely on verdicts, judgments or factual findings made in other lawsuits.

            On November 23, 1999, United States District Judge Louis C. Bechtle, the judge overseeing the federal MDL litigation in Philadelphia, granted preliminary approval of the settlement and directed that notice of the settlement terms be provided to class members. The notice program began in December 1999. In early May 2000, the District Court held a hearing on the fairness of the terms of the settlement, with an additional one-day hearing on August 10, 2000. On August 28, 2000, Judge Bechtle issued an order approving the Company's settlement. Several appeals were taken from that order to the United States Court of Appeals for the Third Circuit. All but one of those appeals was withdrawn during 2001, and, on August 15, 2001, the Third Circuit affirmed the approval of the settlement. When no petitions to the United States Supreme Court for certiorari were filed by January 2, 2002, the settlement was deemed to have received Final Judicial Approval on January 3, 2002.

            The Company recorded an initial litigation charge of $4.75 billion, net of insurance, in connection with the REDUX and PONDIMIN litigation in 1999, an additional charge of $7.5 billion in 2000, and a third litigation charge of $950 million in the 2001 third quarter. The combination of these three charges represents the estimated total amount required to resolve all diet drug litigation, including anticipated funding requirements for the nationwide class action settlement, anticipated costs to resolve the claims of any members of the settlement class who in the future may exercise an intermediate or back-end opt out right, costs to resolve the claims of PPH claimants and initial opt out claimants, and administrative and litigation expenses.

            On April 3, 2001, a jury in Alice, Texas hearing the case of Lopez
            v. American Home Products Corporation, et al., No. 99-07-37723, 79th Judicial District Court, returned a verdict in favor of the plaintiff for $11.55 million in compensatory damages and $45 million in punitive damages for injuries allegedly sustained by the plaintiff due to her use of PONDIMIN. On July 10, 2001, the District Court entered a final judgment in the Lopez case, applying the Texas statutory cap on punitive damages and granting the plaintiff's request to voluntarily remit certain amounts awarded as compensatory damages. The final judgment included approximately $4.8 million in compensatory damages, $3.4 million in punitive damages and $1.0 million in pre-judgment interest, for a total of $9.2 million. This judgment was subsequently vacated, the case dismissed with prejudice and the matter resolved.

            The Company has also been named as a defendant in a shareholder lawsuit arising out of the REDUX and PONDIMIN withdrawal. Grill
            v. Stafford, et al., (No. MRS-L-164-98, N.J. Sup. Ct., Morris Cty.), which was commenced on January 14, 1998, is a shareholder derivative action filed against the Company, certain directors, a former director and officer of the Company, and certain officers which seeks to recover any losses or damages sustained by the Company, as well as profits from the sale of stock by present and former officers and directors, as a result of alleged intentional, reckless or negligent breaches of fiduciary duty by the defendants. The complaint contains allegations that the defendants made material misstatements or omissions regarding alleged adverse events associated with REDUX and/or PONDIMIN (and in particular an alleged association between those two products and valvular heart disease), exposing the Company to liability for personal injury lawsuits and securities claims. The Grill action was stayed during the pendency of Oran, et al. v. Stafford, et al. (No.97-CV-4513 (NHP), U.S.D.C., D.N.J.), another shareholder lawsuit arising out of the REDUX and PONDIMIN withdrawal, which has since been dismissed for failure to state a claim. On August 28, 2001, the New Jersey Superior Court, Chancery Division, granted the Company's motion to dismiss the Grill case on the grounds that the plaintiffs had failed to make a demand on the Company's Board of Directors to pursue the litigation, as required by Delaware law, and dismissed plaintiffs' Amended Complaint without leave to replead. Plaintiffs have filed an appeal to the Appellate Division.

            The Company is a party to various lawsuits involving alleged injuries as a result of the use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel. In one of these cases, a motion to certify a statewide class of Louisiana NORPLANT users was granted during 2001. (Davis v. American Home Products Corporation, No. CDC 94-11684, Orleans Parish). The Company is pursuing an appeal of that decision. With the exception of the Louisiana class reported above, only approximately 4,245 of the approximately 50,000 NORPLANT plaintiffs have not settled their claims. The vast majority of the unsettled claimants are believed to be individuals who have abandoned their claims.

            The Company is a party to various lawsuits involving alleged injuries arising out of DURACT, the Company's non-narcotic analgesic pain reliever which was voluntarily withdrawn from the market. Two putative personal injury class actions are pending. Chimento, et al. v. Wyeth-Ayerst, et al., No. 85-437, Dist. Ct., St. Bernard Parish, LA, seeks the certification of a class of Louisiana residents who were exposed to and who suffered injury from DURACT. Plaintiffs seek compensatory and punitive damages, the refund of all purchase costs, and the creation of a court-supervised medical monitoring program for the diagnosis and treatment of liver damage and related conditions allegedly caused by DURACT. Walent v. Wyeth-Ayerst Laboratories, a Division of American Home Products Corporation, et al., No. 00CH12660, Circ. Ct., Cook Cty., IL, seeks the certification of a nationwide class of individuals who were allegedly exposed to and suffered injury from DURACT. In addition to the foregoing, a class action seeking recovery of only economic damages had also been filed. Rivera, et al. v. Wyeth-Ayerst Laboratories Company, et al., No. G-00-345, U.S.D.C., S.D. Tex., sought economic damages and a refund of product purchase costs only in a class of individuals who ingested DURACT or paid for its use. No personal injuries were alleged among the Rivera class members. In December 2000, the Rivera case was certified as a class action. On February 15, 2002, the United States Court of Appeals for the Fifth Circuit vacated the class certification and rendered judgment for the Company on the grounds that plaintiffs had not presented a justiciable claim or controversy. There are also a total of 27 lawsuits pending involving former DURACT users alleging myriad injuries, from gastrointestinal upset and distress to liver transplant and death.

            A statewide class action had been filed in the Pennsylvania Court of Common Pleas, Delaware County, on behalf of a proposed nationwide class consisting of all persons who have been administered and paid for, in whole or in part, the Company's ROTASHIELD vaccine. (Lennon, et al. v. Wyeth-Ayerst, et al., No. 99-13101). The complaint alleged breach of contract, breach of warranty, unjust enrichment and violation of the Pennsylvania Unfair Trade Practices Act and sought minimum damages of $100 per class member plus treble damages and attorneys' fees. During 2000, the Lennon case was dismissed. On June 14, 2001, the Pennsylvania Superior Court affirmed the dismissal of the case, and on December 17, 2001, the Pennsylvania Supreme Court denied plaintiffs' petition for leave to appeal.

            The Company has been named as a defendant in four lawsuits in which plaintiffs purport to represent a statewide class of health care workers who have been injured by needle and syringe devices manufactured by the Company's former Sherwood-Davis & Geck subsidiary. The complaints have been filed in New York (Benner v. AHPC, et al., 99 Civ. 4785 (WHP), U.S.D.C., S.D.N.Y.), Oklahoma (Palmer v. AHPC, et al., No. CJ-98-685, Dist. Ct., Sequoyah Cty.), Texas (Usrey v. Becton Dickinson, et al., No. 342-173329-98, Dist. Ct., Tarrant Cty.), and South Carolina (Bales v. AHPC et al., No. 98-CP-40-4343, Circ. Ct., Richland Cty.) and all contain virtually identical allegations. Each names the Company, Becton Dickinson and Company, Sherwood's largest competitor, and Tyco International (U.S.) Inc., Sherwood's current corporate owner, as well as several distributors of medical devices. The complaints allege that the needle and syringe devices designed and manufactured by Sherwood are defective in that they expose healthcare workers to the risk of accidental needlesticks and the resultant possibility of acquiring blood-borne diseases. Each named plaintiff seeks to represent a statewide class of healthcare workers who have sustained a "contaminated" needlestick, reported the incident to their employer and have tested negative for a blood-borne disease. The complaints seek recovery for the costs of medical testing and treatment for the needlesticks, although plaintiffs in the New York case also seek emotional distress damages allegedly arising out of the fear of contracting a disease from the incidents. Similar actions brought in Alabama, California, New Jersey, Ohio, Pennsylvania and Florida have each been dismissed. The Company is being defended and indemnified in each of these cases by Tyco with respect to injuries alleged to have occurred after February 27, 1998, the date of the Company's divestiture of the business of Sherwood. The Company remains responsible for injuries occurring prior to that date and is defending and indemnifying Tyco for those injuries.

            In January 2000, the trial court in the Usrey matter certified a class of Texas healthcare workers who, during the period January 18, 1997 to January 18, 2000, sustained a contaminated needle stick while using one of the defendants' products, reported the stick and tested negative for any blood-borne disease. In October 2001, the Texas Court of Appeals reversed the class certification order and remanded the case to the District Court for further proceedings. The cases pending in Oklahoma, South Carolina and Alabama remain dormant. No discovery has been undertaken in those matters and no class certification hearing dates have been set. Class certification discovery has taken place in the New York action and a class certification hearing took place on March 8, 2002. A decision on the New York class certification issue is expected later this year.

            In November 2000, the Company withdrew from the market those formulations of its DIMETAPP and ROBITUSSIN cough/cold products which contained the ingredient phenylpropanolamine ("PPA") at the request of the FDA. The FDA's request followed the reports of a study that raised a possible association between PPA-containing products and the risk of hemorrhagic stroke. The Company has since been named as a defendant in 348 lawsuits concerning the use of PPA in certain cough/cold products. Of these lawsuits, 332 are individual product liability suits and 16 are class actions. Of the class action suits, seven are for personal injuries and the other nine allege economic injury caused by alleged misrepresentations regarding the risks involved with products containing PPA. Plaintiffs in the economic injury cases seek disgorgement or restitution of any moneys acquired by means of the alleged misrepresentation, as well as attorneys' fees. The Company has also received 56 claims of personal injury. All federal cases involving PPA claims have now been transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara Jacobs Rothstein. (In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407). The Company expects that additional PPA cases may be filed in the future against it and the other companies that marketed PPA-containing products.

            The Company has been served with 22 lawsuits, nine of which are putative class actions, alleging that the cumulative effect of thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism in children. The class actions are Bailey, et al. v. Abbott Laboratories, et al., No. BC257277, Super. Ct., L.A. Cty., CA (nationwide class for damages and injunctive relief); Duncan, et al. v. Abbott Laboratories, et al., No. 2001-035894, Super. Ct., Alameda Cty., CA, (nationwide class for damages and injunctive relief); Doherty, et al. v. Aventis Pasteur, et al., No. 325082, Super. Ct., San Francisco Co., CA (nationwide class for medical monitoring, personal injuries and injunctive relief); Zielinski, et al. v. Abbott Laboratories, et al., No. BC263444, Super. Ct., L.A. Cty., CA (nationwide class for damages and injunctive relief); Demos, et al. v. Aventis Pasteur, et al., No. 01-22544CA15, Cir. Ct., Dade Co., FL (nationwide class for medical monitoring, personal injuries and injunctive relief against future sales); Cyr, et al. v. Aventis Pasteur, Inc., et al., No. 01-C-663, Super. Ct., Hillsborough Co., NH (statewide class for personal injuries and injunctive relief); King, et al.
            v. Aventis Pasteur, Inc., No. 01-CV-1305, U.S.D.C., D. Ore. (nationwide class for personal injuries and injunctive relief); Mead v. Aventis Pasteur, Inc., et al., No. 01-CV-1402, U.S.D.C.,
            D. Ore. (nationwide class for medical monitoring); and Garcia, et al. v. Aventis Pasteur, Inc., et al., No. C02-168C, U.S.D.C., W.D. Wash. (nationwide class for damages, medical monitoring and injunctive relief). The injunctive relief sought in the class actions includes both disgorgement of profits from the sale of the products and restitution. The Company expects that additional thimerosal cases may be filed in the future against it and the other companies that marketed thimerosal-containing products.

            On December 14, 2001, a putative class action was filed in the Superior Court of Washington for King County alleging breaches of fiduciary duty by the directors of Immunex (two of whom are executive officers of the Company), by the Company as Immunex's principal shareholder and by Immunex itself in connection with Immunex's negotiation of its merger agreement with Amgen. (Osher, et al. v. Immunex Corp., et al., No. 01-2-35162-1 SEA, Super Ct., King Cty., WA). The complaint, filed prior to the announcement of the Immunex/Amgen merger agreement, alleges that the merger discussions between Immunex and Amgen had, as of the date of the complaint, "stalled" because the Company was favoring its own interests to the detriment of Immunex's public shareholders. Plaintiffs seek preliminary and permanent injunctive relief preventing defendants from consummating "any transaction which improperly favors the interest" of the Company.

            The Company has been named as a defendant in two lawsuits alleging Medicare fraud arising out of the alleged manipulation of the Average Wholesale Price (AWP) of Medicare Part B "Covered Drugs." The first case, Citizens for Consumer Justice, et al. v. Abbott Laboratories, Inc., et al., No. OICV-12257, U.S.D.C., E.D. Mass., was filed in December 2001 by several consumer public interest groups and names as defendants the Company and 27 other pharmaceutical manufacturers. Each of the companies is alleged to have artificially inflated the AWP of its Medicare Covered Drugs. AWP is the price at which Medicare reimburses practitioners for drugs and the complaint alleges that it is often significantly higher than the actual price paid by the practitioner. Plaintiffs claim that their members who purchased Covered Drugs and paid a 20% co-payment under the Medicare reimbursement rules were injured by the allegedly-inflated AWPs. The Complaint alleges that defendants have engaged in a civil conspiracy under the Racketeer Influenced and Corrupt Organizations Act (RICO) and also alleges violations of federal antitrust laws. The second suit, State of Montana, et al. v. Abbott Laboratories, Inc., et al., No. ADV-2002-155, Dist. Ct., Lewis and Clark Cty., MT, was filed in February 2002 and names the Company and 17 other pharmaceutical company defendants. The complaint alleges that the defendants have inflated both AWPs and Average Manufacturer's Prices (AMPs). AMP is the basis for calculating Medicaid rebates to states to insure that they receive the manufacturer's "best price." The Montana complaint seeks compensatory and punitive damages, civil penalties and injunctive relief.

            In September 2000, Duramed Pharmaceuticals, Inc., which markets a hormone replacement therapy drug called Cenestin(R), filed a complaint against the Company (Duramed Pharmaceuticals, Inc. v. Wyeth-Ayerst Laboratories, Inc., No.-C-1-00-735, U.S.D.C., W.D.
            Ohio), alleging that the Company violated the antitrust laws through the use of exclusive contracts and "disguised" exclusive contracts in the sale of PREMARIN to managed care organizations. Duramed also alleged that Wyeth-Ayerst misled the FDA in order to exclude competition to PREMARIN, but does not allege any violation of law with respect to such alleged practices. However, those allegations have been dismissed by the district court. The Company believes that its conduct was lawful and that its pricing practices do not violate the antitrust laws.

            Following the filing of the Duramed case, five putative class action lawsuits have been filed on behalf of "end-payors" (defined as the last persons and entities in the chain of distribution) and direct purchasers in federal district court in Ohio, New Jersey and California state court alleging that the Company violated federal and state antitrust laws through alleged exclusionary practices involving PREMARIN and the Company's contracts with managed care organizations and pharmacy benefit managers. Ferrell, et al. v. Wyeth-Ayerst Laboratories, Inc., No. 1-01-CV-447 (W.D. Ohio); Forgue
            v. Wyeth-Ayerst Laboratories, Inc., et al., No. 1-01-CV-634 (S.D.
            Ohio); J.B.D.L. Corp. v. Wyeth-Ayerst Laboratories, Inc., et al., No. C-1-01-704 (S.D. Ohio); McDermott v. Wyeth-Ayerst Laboratories, Inc., et al., No. 01-CV-4690 (D.N.J.); and Blevins v. Wyeth-Ayerst Laboratories, Inc., No. 324380 (San Francisco Superior Ct.). The complaints seek injunctive relief, damages, and disgorgement of profits. The Company believes that its contracts involving PREMARIN do not violate state or federal laws and the Company will vigorously defend these lawsuits.

            In 2000, the Company entered into a consent decree with the FDA relating to the manufacturing of products by the Company at its facilities in Marietta, Pennsylvania and Pearl River, New York. This matter is discussed in greater detail under the caption "Regulation," herein, which discussion is incorporated herein by reference.

            On July 7, 1997, plaintiffs were awarded $44 million in compensatory damages and $1 million in punitive damages in an action, which was commenced in U.S. District Court in August 1993 (University of Colorado et al. v. American Cyanamid Company,
            Docket No. 93-K-1657, D. Col.). The plaintiffs had accused
            American Cyanamid Company ("Cyanamid") of misappropriating the invention of, and patenting as its own, the formula for the current MATERNA Multi-Vitamins. The complaint also contained allegations of conversion, fraud, misappropriation, wrongful naming of inventor, and copyright and patent infringement. The patent, whose ownership and inventorship is in dispute, was granted to Cyanamid in 1984. The Court had previously granted Cyanamid's summary judgment motions dismissing all counts for relief except for unjust enrichment and fraud, which were the issues tried before the court in a three-week bench trial in May 1996. Although the plaintiffs had earlier been granted summary judgment of their copyright infringement claim, the court declined to award plaintiffs damages on that claim. Plaintiffs' post-trial motions seeking to increase the damages to approximately $111 million (allegedly representing Cyanamid's gross profit for 1982-1985 from the sale of the reformulated MATERNA product) and to recover approximately $800,000 of attorneys' fees was denied. In November 1999, the Court of Appeals affirmed in part and vacated in part the District Court's judgment, and remanded this case to the District Court for further proceedings. Under this ruling, the $45 million judgment against the Company was vacated. Following remand, the District Court has concluded that University of Colorado employees are the sole inventors of the disputed patent, a holding which will be appealed by Cyanamid. A trial on potential damages was held in March 2001 and, in July 2001, the District Court awarded plaintiffs damages of approximately $24 million, together with pre-judgment interest, bringing the damages award to between approximately $45 million and $55 million. The Company has appealed the damages award to the U.S. Court of Appeals for the Federal Circuit.

            The Company is a party to a number of lawsuits brought on behalf of retail pharmacies and retail drug and grocery chains, which were filed in various federal and state courts against many pharmaceutical manufacturers and wholesalers. These cases allege that the Company and other defendants provided discriminatory price and promotional allowances to managed care organizations and others in violation of the Robinson-Patman Act and/or that the defendants engaged in collusive conduct related to the alleged discriminatory pricing in violation of the Sherman Antitrust Act as well as certain other violations of common law principles of unfair competition. These cases are similar to litigation previously settled by the Company, including a class action suit settled in 1996, In re Brand Name Prescription Drugs Antitrust Litigation (MDL 997 N.D. Ill.). The cases currently remaining against the Company in the brand name prescription drugs litigation are brought by certain retail pharmacies that opted out of the federal class action settlements. The Company believes that its pricing practices did not violate antitrust or other laws and is defending these cases.

            The Federal Trade Commission ("FTC") has accepted for public comment an agreement to settle the FTC's administrative complaint (In Re:
            Schering-Plough Corporation, et al., Docket No. 9297) regarding the Company's settlement of a patent infringement litigation with Schering-Plough Corporation ("Schering-Plough") relating to the Company's potential generic version of Schering-Plough's K-Dur potassium supplement product. Generally, the Company has agreed not to be a party to a settlement in a patent infringement matter in which an NDA holder agrees to provide anything of value to an alleged infringer and the infringer agrees to refrain from selling the drug for any period of time. However, the Company may enter such agreements in certain circumstances when the agreement has been approved by a court or the FTC. The settlement is not an admission of liability and was entered into to avoid the costs and risks of litigation.

            Following the filing of the administrative complaint by the FTC, numerous lawsuits were filed in federal and state courts alleging civil claims based on the same conduct alleged by the FTC. Approximately forty-three such lawsuits have been filed against the Company. Thirty-nine of these lawsuits are currently pending in federal court. Thirty-six of these federal cases have been consolidated as part of multidistrict federal litigation being conducted in the United States District Court for the District of New Jersey (In re K-Dur Antitrust Litigation, MDL 1419, D. N.J.). The remaining federal cases have been or will be coordinated as part of the multidistrict consolidated litigation. In three of these cases, plaintiffs allege to be direct purchasers of K-Dur, or claim to be assignees of direct purchasers of K-Dur. Some of these direct purchaser plaintiffs purport to bring class actions on behalf of direct purchasers of K-Dur nationwide. In forty cases, plaintiffs claim to be indirect purchasers or end-payors of K-Dur or to be bringing suit on behalf of such indirect purchasers; these indirect purchaser cases are brought as purported class actions on behalf of various groups of indirect purchasers. Some of these cases claim to be brought on behalf of indirect purchasers nationwide, while others of these cases purport to be brought on behalf of indirect purchasers from specified states or groups of states. One case is brought by the Commonwealth of Pennsylvania, through its Attorney

            General, on behalf of all persons, departments, agencies, and bureaus of the Commonwealth who purchased K-Dur or reimbursed such purchases.

            Generally, plaintiffs claim that a 1998 settlement agreement between the Company and Schering-Plough that resolved a patent infringement action unlawfully delayed the market entry of generic competition for K-Dur, and that this caused plaintiffs and others to be required to pay higher prices for potassium chloride supplements than plaintiffs claim they would have paid without the patent case settlement. Plaintiffs claim that this settlement restrained trade and constituted an agreement to allow Schering-Plough to monopolize the potassium chloride supplement markets.

            Based on these allegations, plaintiffs assert claims under federal and state antitrust laws, various other state statutes including unfair competition laws and consumer protection statutes, and under common law theories such as unjust enrichment. Plaintiffs seek various forms of relief including damages in excess of $100 million, treble damages, restitution, disgorgement, declaratory and injunctive relief, and attorneys' fees.

            The Company believes that its settlement of the patent infringement action with Schering-Plough did not violate any laws, including federal or state antitrust laws, and intends to vigorously defend these actions.

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

            In 1999, an application from certain drug wholesalers alleging that the Company and certain other pharmaceutical companies violated South Africa's competition law by using a distributor owned by the companies. The Competition Commission subsequently filed a complaint with the Competition Tribunal alleging that certain practices by the jointly owned distribution company violated South Africa's competition law. Additionally, certain wholesalers filed a similar action. Generally, the complaints seek changes in distribution practices, certain structural changes in the joint distribution company, and civil penalties or damages.

            As discussed in Item I, the Company is a party to, or otherwise involved in, legal proceedings under CERCLA and similar state laws directed at the cleanup of various sites including 53 Superfund sites, including the Cyanamid-owned Bound Brook, N.J. site. The Company's potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and, for others, the final costs of cleanup have not yet been determined. As assessments and cleanups proceed, these liabilities are reviewed periodically and are adjusted as additional information becomes available. Environmental liabilities are inherently unpredictable.

            The liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required and other actions by governmental agencies or private parties. The 53 Superfund sites exclude sites for which Cytec assumed full liability and agreed to indemnify Cyanamid but include certain sites for which there is shared responsibility between Cyanamid and Cytec. The Company has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

            The Company intends to defend all of the foregoing litigation vigorously.

            In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation and other matters described above will not have a material adverse effect on the Company's financial position but could be material to the results of operations and cash flows in any one accounting period.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 15, 2002
---------------------------------------------------------


Each officer is elected to hold office until a successor is chosen or until earlier removal or resignation. None of the executive officers is related to another:
                                                                    Elected to
          Name           Age  Offices and Positions                   Office
          ----           ---  ---------------------                   ------

John R. Stafford         64   Chairman of the Board                 May 2001
                                 Chairman of Executive
                                 Committee,
                                 Ex officio Member of
                                 Management, Law/Regulatory
                                 Review, Operations, Human
                                 Resources and Benefits and
                                 Retirement Committees

   Business Experience:       1991 to May 2001, Chairman of the
                                 Board and Chief Executive
                                 Officer (President from May
                                 1981 to May 1990 and from
                                 February 1994 to July 2000)
                              May 2001 to date, Chairman of the
                                 Board

Robert Essner            54   President and Chief Executive          May 2001
                                 Officer
                                 Member of Executive Committee,
                                 Chairman of Management,
                                 Law/Regulatory Review,
                                 Operations, Human Resources and
                                 Benefits and Retirement
                                 Committees

   Business Experience:       To March 1997, President,
                                 Wyeth-Ayerst Laboratories, U.S.
                                 Pharmaceuticals Business
                              March 1997 to September 1997,
                                 President, Wyeth-Ayerst Global
                                 Pharmaceuticals
                              September 1997 to July 2000,
                                 Executive Vice President
                              July 2000 to May 2001, President
                                 and Chief Operating Officer
                              May 2001 to date, President and
                                 Chief Executive Officer

                                                                    Elected to
          Name           Age  Offices and Positions                   Office
          ----           ---  ---------------------                   ------

Louis L. Hoynes, Jr.     66   Executive Vice President and          July 2000
                                 General Counsel
                                 Member of Management,
                                 Law/Regulatory Review,
                                 Operations, Human Resources and
                                 Benefits and Retirement
                                 Committees

   Business Experience:       1991 to July 2000, Senior Vice
                                 President and General Counsel
                              July 2000 to date, Executive
                                 Vice President and General
                                 Counsel

L. Patrick Gage, Ph.D.   59   Senior Vice President-                January 2001
                                 Science and Technology and
                                 President, Wyeth Research
                                 Member of Management,
                                 Law/Regulatory Review,
                                 Operations and Human Resources
                                 and Benefits Committees

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
                                 Technology

                                                                    Elected to
          Name           Age  Offices and Positions                   Office
          ----           ---  ---------------------                   ------

Kenneth J. Martin        48   Senior Vice President and Chief      February 2000
                                 Financial Officer
                                 Member of Management,
                                 Law/Regulatory Review,
                                 Operations, Human Resources and
                                 Benefits and Retirement
                                 Committees

   Business Experience:       To October 1996,
                                 President, American Home Foods
                              November 1996 to February 1997,
                                 President, International Home
                                 Foods, Inc.
                              February 1997 to March 1997,
                                 Executive Vice President,
                                 Wyeth-Ayerst Pharmaceuticals
                              March 1997 to September 1998,
                                 President, Whitehall-Robins
                              October 1998 to January 2000,
                                 Senior Vice President and Chief
                                 Financial Officer, Wyeth-Ayerst
                                 Pharmaceuticals
                              February 2000 to date, Senior Vice
                                 President and Chief Financial
                                 Officer

Bernard J. Poussot       50   Senior Vice President and             January 2001
                                 President,
                                 Wyeth Pharmaceuticals
                                 Member of Management,
                                 Law/Regulatory Review,
                                 Operations and Human Resources
                                 and Benefits Committees

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
                                 President

                                                                    Elected to
          Name           Age  Offices and Positions                   Office
          ----           ---  ---------------------                   ------

Lawrence V. Stein        52   Senior Vice President and Deputy      June 2001
                                 General Counsel
                                 Member of Law/Regulatory Review
                                 and Operations Committees

   Business Experience:       November 1992 to September 1997,
                                 Senior Vice President and
                                 General Counsel, Genetics
                                 Institute
                              September 1997 to July 2000,
                                 Associate General Counsel and
                                 Senior Vice President and Chief
                                 Legal Counsel, Wyeth-Ayerst and
                                 Genetics Institute
                              July 2000 to June 2001, Vice
                                 President
                                 and Deputy General Counsel
                              June 2001 to date, Senior Vice
                                 President
                                 and Deputy General Counsel

Paul J. Jones            56   Vice President and Comptroller        April 1995
                                 Member of Law/Regulatory Review
                                 and Operations Committees

   Business Experience:       To April 1995, Senior Vice
                                 President - Finance and
                                 Administration, Wyeth-Ayerst
                                 Laboratories Division
                                 April 1995 to date, Vice President
                                 and Comptroller

Rene R. Lewin            55   Vice President - Human Resources      May 1994
                                 Member of Management,
                                 Law/Regulatory Review,
                                 Operations, Human Resources and
                                 Benefits and Retirement
                                 Committees

   Business Experience:       To May 1994, Executive Director
                                 Human Resources - Worldwide
                                 Pharmaceutical Division,
                                 Eli Lilly and Company
                              May 1994 to date, Vice President -
                                 Human Resources

                                                                    Elected to
          Name           Age  Offices and Positions                   Office
          ----           ---  ---------------------                   ------

Marily H. Rhudy          54   Vice President - Public Affairs     September 1997
                                 Member of Management and
                                 Operations Committees

   Business Experience:       To April 1994, Assistant Vice
                                 President - Professional
                                 Affairs, Wyeth-Ayerst
                                 Laboratories Division
                              April 1994 to March 1997, Vice
                                 President - Public Affairs,
                                 Wyeth-Ayerst Laboratories
                                 Division
                              March 1997 to September 1997, Vice
                                 President - Global Public
                                 Affairs, Wyeth-Ayerst Global
                                 Pharmaceuticals
                              September 1997 to date, Vice
                                 President - Public Affairs

E. Thomas Corcoran       54   President, Fort Dodge Animal        September 1995
                                 Health Division
                                 Member of Management and
                                 Operations Committees

   Business Experience:       September 1995 to date, President,
                                 Fort Dodge Animal Health
                                 Division

Ulf Wiinberg             43   President, Wyeth Consumer Healthcare February 2002
                                 Member of Management,
                                 Law/Regulatory Review,
                                 Operations, and Human Resources
                                 and Benefits Committees

   Business Experience:       To May 1997, Area Vice President
                                 for Africa and the Middle East,
                                 Wyeth-Ayerst
                              May 1997 to February 2002, Managing
                                 Director of the United Kingdom
                                 subsidiary of Wyeth-Ayerst
                                 Pharmaceuticals
                              February 2002 to date, President,
                                 Wyeth Consumer Healthcare

Joseph M. Mahady         48   President, Wyeth Pharmaceuticals -  September 1997
                                 North America
                                 Member of Management and
                                 Operations Committees

   Business Experience:       September 1997 to date, President,
                                 Wyeth Pharmaceuticals - North
                                 America

                                     PART II
                                     -------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            ------------------------------------------------
            STOCKHOLDER MATTERS
            -------------------

            The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. Tables showing the high and low sales price for the Common Stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as presented in Market Prices of Common Stock and Dividends on page 56 of the Company's 2001 Annual Report to Stockholders, are incorporated herein by reference.

            There were 64,653 holders of record of the Company's Common Stock as of the close of business on March 1, 2002.

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------

            The data with respect to the last five fiscal years, appearing in the Ten-Year Selected Financial Data presented on pages 32 and 33 of the Company's 2001 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

            Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 57 through 66 of the Company's 2001 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

            The Market Risk Disclosures as set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 64 and 65 of the Company's 2001 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

            The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 34 through 54 of the Company's 2001 Annual Report to Stockholders, the Report of Independent Public Accountants on page 55, and Quarterly Financial Data (Unaudited) on page 56, are incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            ---------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

            On March 13, 2002, the Board of Directors of Wyeth, upon recommendation of the Audit Committee, made a determination not to engage Arthur Andersen LLP ("Andersen") as the Company's independent public accountants and engaged PricewaterhouseCoopers LLP ("PwC") to serve as the Company's independent public accountants for the fiscal year 2002. The appointment of PwC is subject to stockholder ratification at the Company's 2002 Annual Meeting of Stockholders scheduled to be held on April 25, 2002.

            Andersen's reports on the Company's consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

            During the years ended December 31, 2001 and 2000 and through the filing date of this Annual Report on Form 10-K, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

            During the years ended December 31, 2001 and 2000 and through the filing date of this Annual Report on Form 10-K, the Company did not consult PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

            On March 18, 2002, the Company submitted a Current Report on Form 8-K relating to the foregoing matter which is incorporated herein by reference. In conjunction with such Current Report on Form 8-K, Andersen was provided with a copy of the disclosures relating to Andersen (which are identical to the disclosures set forth above) prior to such filing and Andersen provided a letter to the Securities and Exchange Commission, dated March 18, 2002, which was included as Exhibit 16 to such Current Report on Form 8-K stating its agreement with the statements included therein.

                                    PART III
                                    --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

     (a) Information relating to the Company's directors is incorporated herein by reference to pages 2 through 4 of a definitive proxy statement filed with the Securities and Exchange Commission on March 20, 2002 ("the 2002 Proxy Statement").

     (b) Information relating to the Company's executive officers as of March 15, 2002 is furnished in Part I hereof under a separate unnumbered caption ("Executive Officers of the Registrant as of March 15, 2002").

     (c) Information relating to certain filing obligations of directors and executive officers of the Company under the federal securities laws set forth on page 5 of the 2002 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

            Information relating to executive compensation is incorporated herein by reference to pages 8 through 16 (excluding the performance graph on page 13 and the Equity Compensation Plan Information included on page 14) of the 2002 Proxy Statement. Information with respect to compensation of directors is incorporated herein by reference to pages 4 and 5 of the 2002 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            ---------------------------------------------------
            MANAGEMENT
            ----------

            Information relating to security ownership is incorporated herein by reference to pages 6 and 7 of the 2002 Proxy Statement.

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

                                     III-1

                                     PART IV
                                     -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            ----------------------------------------------------------------

  (a)1.     Financial Statements
            --------------------

            The following Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Public Accountants, included on pages 34 through 54 of the Company's 2001 Annual Report to Stockholders, are incorporated herein by reference.

                                                                        Pages
                                                                        -----
            Consolidated Balance Sheets as of
            December 31, 2001 and 2000                                  34

            Consolidated Statements of Operations
            for the years ended December 31,
            2001, 2000 and 1999                                         35

            Consolidated Statements of Changes in
            Stockholders' Equity for the years ended
            December 31, 2001, 2000 and 1999                            36

            Consolidated Statements of Cash Flows
            for the years ended December 31, 2001,
            2000 and 1999                                               37

            Notes to Consolidated Financial Statements                  38-54

            Report of Independent Public Accountants                    55

  (a)2.     Financial Statement Schedules
            -----------------------------

            The following consolidated financial information is included in Part IV of this report:

                                                                        Pages
                                                                        -----
            Report of Independent Public Accountants on
            Supplemental Schedule                                       IV-8

            Schedule II - Valuation and Qualifying Accounts
            for the years ended December 31, 2001,
            2000 and 1999                                               IV-9

            Schedules other than those listed above are omitted because they are not applicable.

  (a)3.     Exhibits
            --------

  Exhibit No.                          Description
  -----------                          -----------

     (3.1) The Company's Restated Certificate of Incorporation as amended to date.

     (3.2)    The Company's By-Laws as amended to date.

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

     (4.3) Amended and Restated Rights Agreement, dated as of January 8, 2002, by and between the Company and The Bank of New York, as Rights Agent, with the form of Certificate of Designation attached as Exhibit A thereto and the form of Right Certificate attached as Exhibit B thereto is incorporated herein by reference to Exhibit
              4.1 of the Company's Form 8-A/A, Amendment No. 2, dated January 8, 2002.

     (4.4) Certificate of Designation of Series A Junior Participating Preferred Stock of the Company is incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-A, dated October 14, 1999.

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

     (10.3) Second Supplemental Indenture, dated as of March 30, 2001, between the Corporation and The Chase Manhattan Bank (as successor to Manufacturers Hanover Trust Company) is incorporated by reference to Exhibit 4.3 of the Registration Statement of Form S-4 of the Company filed on April 27, 2001.

     (10.4) Exchange and Registration Rights Agreement, dated March 30, 2001, among the Company and Chase Securities Inc., Salomon Smith Barney Inc., as Representatives of the several Initial Purchasers, is incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4 of the Company filed on April 27, 2001.

     (10.5) Second Amendment to the Purchase Agreement, by and among American Cyanamid Company, American Home Products Corporation, and BASF Aktiengesellschaft dated as of December 9, 2000 (Confidential Treatment Requested - confidential portions have been omitted and filed separately with the Commission).

     (10.6) B Credit Agreement, dated as of September 9, 1994, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as agent for the lenders thereunder, filed as Exhibit 11(b)(3) to Amendment No. 7 to the Schedule 14D-1, dated September 22, 1994
              (File 1-1225), is incorporated herein by reference.

     (10.7) First Amendment to B Credit Agreement, dated as of August 4, 1995, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as agent for the lenders thereunder, is incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

     (10.8) Second Amendment to B Credit Agreement, dated as of August 2, 1996, among the Company, American Home Food Products, Inc., Sherwood Medical Company, A.H. Robins Company, Incorporated, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as agent for the lenders thereunder, is incorporated by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1996 (File 1-1225).

     (10.9) Third Amendment to B Credit Agreement, dated as of July 31, 1997, among the Company, Sherwood Medical Company, A.H. Robins Company, Incorporated, AC Acquisition Holding Company, the several banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as agent for the lenders thereunder, is incorporated by reference to
              Exhibit 10.8 of the Company's Form 10-K for the year ended December 31, 1997.

     (10.10) Letter, dated March 26, 1998, amending the B Credit Agreement, among the Company, AC Acquisition Holding Company, A.H. Robins Company, Incorporated, the lender parties thereto and The Chase Manhattan Bank (successor to Chemical Bank), as Agent, dated as of September 9, 1994 and as amended is incorporated herein by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 1998.

     (10.11) Credit Agreement, dated as of March 5, 2001, among the Company, the banks and other financial institutions from time to time parties thereto and The Chase Manhattan Bank, as administrative agent for the lenders thereto is incorporated herein by reference to Exhibit 10.9 of the Company's 10-K for the year ended December 31, 2000.

     (10.12) Credit Agreement, dated as of March 4, 2002, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto.

     (10.13)* 1985 Stock Option Plan, as amended, is incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 1991 (File 1-1225).

     (10.14)* Amendment to the 1985 Stock Option Plan is incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

     (10.15)* Amendment to the 1985 Stock Option Plan is incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1996 (File 1-1225).

     (10.16)* 1990 Stock Incentive Plan is incorporated by reference to Exhibit
              28 of the Company's Form S-8 Registration Statement File No. 33-41434 under the Securities and Exchange Act of 1933, filed June 28, 1991 (File 1-1225).

     (10.17)* Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

     (10.18)* Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the year ended December 31, 1996 (File 1-1225).

     (10.19)* Amendment to 1990 Stock Incentive Plan.

     (10.20)* 1993 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix III of the Company's definitive Proxy Statement filed March 18, 1999.

     (10.21)* Amendment to 1993 Stock Incentive Plan.

     (10.22)* 1996 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix II of the Company's definitive Proxy Statement filed March 18, 1999.

     (10.23)* Amendment to 1996 Stock Incentive Plan.

     (10.24)* 1999 Stock Incentive Plan is incorporated by reference to Appendix
              I of the Company's definitive Proxy Statement filed March 18,
              1999.

     (10.25)* Amendment to 1999 Stock Incentive Plan.

     (10.26)* Form of Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended December 31, 1999.

     (10.27)* Form of Special Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

     (10.28)* Form of Special Stock Option Agreement (three-year vesting) is incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).


     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

     (10.29)* Amendment to Special Stock Option Agreement is incorporated by reference to Exhibit 10.30 of the Company's Form 10-K for the year ended December 31, 1996 (File 1-1225).

     (10.30)* Form of Stock Option Agreement (transferable options) is incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the year ended December 31, 1999.

     (10.31)* Form of Restricted Stock Performance Award Agreement under the
              1996 Stock Incentive Plan and 1999 Stock Incentive Plan (Subsequent Award) is incorporated herein by reference to Exhibit
              10.25 of the Company's 10-K for the year ended December 31, 2000.

     (10.32)* Restricted Stock Trust Agreement under the 1993 Stock Incentive
              Plan is incorporated by reference to Exhibit 10.23 of the Company's Form 10-K for the year ended December 31, 1995 (File 1-1225).

     (10.33)* Management Incentive Plan, as amended to date is incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the year ended December 31, 1999.

     (10.34)* 1994 Restricted Stock Plan for Non-Employee Directors, as amended to date, is incorporated by reference to Exhibit 10.3 of the Company's Form 10-Q for the quarter ended June 30, 2001.

     (10.35)* Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended June 30, 2001.

     (10.36)* Form of Stock Option Agreement under the Stock Option Plan for
              Non-Employee Directors is incorporated by reference to Exhibit
              10.30 of the Company's Form 10-K for the year ended December 31, 1999.

     (10.37)* Savings Plan, as amended, to date.

     (10.38)* Retirement Plan for Outside Directors, as amended on January 27,
              1994, is incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1993 (File 1-1225).

     (10.39)* Directors' Deferral Plan is incorporated by reference to Exhibit
              10.4 of the Company's Form 10-Q for the quarter ended June 30, 2001.

     (10.40)* Deferred Compensation Plan is incorporated by reference to Exhibit
              10.1 of the Company's Form 10-Q for the quarter ended June 30, 2001.

     (10.41)* Executive Retirement Plan is incorporated by reference to Exhibit
              10.2 of the Company's Form 10-Q for the quarter ended September 30, 1997.

     (10.42)* Executive Incentive Plan is incorporated by reference to Appendix
              D of the Company's definitive Proxy Statement, filed March 20,
              2002.


     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

     (10.43)* Supplemental Employee Savings Plan as amended to date.

     (10.44)* Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.6 of the Company's Form 10-K for the year ended December 31, 1990 (File 1-1225).

     (10.45)* 2002 Stock Incentive Plan is incorporated by reference to Appendix
              C of the Company's definitive Proxy Statement, filed March 20,
              2002.

     (10.46)* American Cyanamid Company's Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10K of American Cyanamid Company's Form 10-K for the year ended December 31, 1988 (File 1-3426).

     (10.47)* American Cyanamid Company's Supplemental Employees Retirement Plan
              Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10K of American Cyanamid Company's Form 10-K for the year ended December 31, 1989 (File 1-3426).

     (10.48)* American Cyanamid Company's ERISA Excess Retirement Plan is incorporated by reference to Exhibit 10N of American Cyanamid Company's Form 10-K for the year ended December 31, 1988 (File 1-3426).

     (10.49)* American Cyanamid Company's Excess Retirement Plan Trust
              Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10M of American Cyanamid Company's Form 10-K for the year ended December 31, 1989 (File 1-3426).

     (10.50)* Form of Severance Agreement entered into between the Company and the executive officers specified therein and other executive officers is incorporated by reference to Exhibit 10.43 of the Company's Form 10-K for the year ended December 31, 1997.

     (10.51)* Form of Severance Agreement entered into between the Company and the executive officers specified therein is incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 1998.

     (10.52)* Agreement, dated as of March 6, 2001, by and between the Corporation and John R. Stafford is incorporated by reference to
              Exhibit 10.1 of the Company's Form 10-Q for the quarter ended March 31, 2001.

     (10.53)* Amendatory Agreement, dated as of March 6, 2001, by and between the Corporation and John R. Stafford is incorporated by reference to Exhibit 10.2 of the Company's Form 10-Q for the quarter ended March 31, 2001.

     (10.54)* Union Savings Plan.

     (12)     Computation of Ratio of Earnings to Fixed Charges.


     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

     (13) 2001 Annual Report to Stockholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

     (16) Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated March 18, 2002, is incorporated herein by reference to Exhibit 16 to the Current Form on Form 8-K, dated March 18, 2002.

     (21)     Subsidiaries of the Company.

     (23) Consent of Independent Public Accountants relating to their report dated January 24, 2002, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339), Form S-4 (File No. 333-59642) and on Form S-8 (File
              Nos. 2-96127, 33-24068, 33-41434, 33-53733, 33-55449, 33-45970,
              33-14458, 33-50149, 33-55456, 333-15509, 333-76939, 333-67008,
              333-64154 and 333-59668) by reference to the Form 10-K of the Company filed for the year ended December 31, 2001.

     (99) Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

     (99.1) Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP (pursuant to Temporary Note 3T).

     (99.2) Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended to date is incorporated by reference to
              Exhibit 99.1 of the Company's Form 10-Q for the quarter ended September 30, 2000.

     (99.3) Consent Decree, dated October 3, 2000, is incorporated by reference to Exhibit 99.2 of the Company's Form 10-Q for the quarter ended September 30, 2000.

     (b)      Reports on Form 8-K

              The following Current Reports on Form 8-K were filed by the
              Company:

              o December 18, 2001 relating to the proposed merger between Amgen,
                Inc. and Immunex.

              o January 8, 2002 relating to an Amended and Restated Rights
                Agreement by and between the Company and The Bank of New York.

              o March 11, 2002 announcing the Company formally changed its name to Wyeth.

              o March 13, 2002 to file the Company's 2001 Annual Report to
                Stockholders.

              o March 18, 2002 relating to the change in the Company's
                independent public accountant.

     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------



To the Board of Directors and Stockholders of Wyeth:


     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Wyeth's (formerly American Home Products Corporation - a Delaware Corporation) Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                               ARTHUR ANDERSEN LLP



New York, New York
January 24, 2002

                                       Wyeth and Subsidiaries
                           Schedule II - Valuation and Qualifying Accounts
                        For the Years Ended December 31, 2001, 2000 and 1999
                                       (Dollars in thousands)

          Column A                     Column B     Column C     Column C      Column D    Column E
                                                      1             2

                                        Balance                                             Balance
                                          at       Additions-                                 at
                                       Beginning   Charged to   Adjustments   Deductions     End
                                       of Period    Expense         (A)          (B)       of Period
                                       ---------   ----------   -----------   ----------   ---------
Description

Year ended 12/31/01:
Allowance for doubtful accounts        $ 114,003   $   17,257   $    -        $   31,960   $  99,300
Allowance for cash discounts              30,147      219,995        -           218,708      31,434
                                       ---------   ----------   -----------   ----------   ---------
Total accounts receivable allowances   $ 144,150   $  237,252   $    -        $  250,668   $ 130,734
                                       =========   ==========   ===========   ==========   =========

Allowance for deferred tax assets      $  51,153   $    -       $    -         $    1,571   $  49,582
                                       =========   ==========   ===========   ==========   =========

Year ended 12/31/00:
Allowance for doubtful accounts        $ 113,640   $   30,187   $        94   $   29,918   $ 114,003
Allowance for cash discounts              28,119      204,032        (1,787)     200,217      30,147
                                       ---------   ----------   -----------   ----------   ---------
Total accounts receivable allowances   $ 141,759   $  234,219   $    (1,693)  $  230,135   $ 144,150
                                       =========   ==========   ===========   ==========   =========

Allowance for deferred tax assets      $ 151,409   $       74   $  (100,330)  $    -       $  51,153
                                       =========   ==========   ===========   ==========   =========

Year ended 12/31/99 (C):
Allowance for doubtful accounts        $ 123,650   $   32,779   $    -        $   42,789   $ 113,640
Allowance for cash discounts              27,927      204,533        -           204,341      28,119
                                       ---------   ----------   -----------   ----------   ---------
Total accounts receivable allowances   $ 151,577   $  237,312   $    -        $  247,130   $ 141,759
                                       =========   ==========   ===========   ==========   =========

Allowance for deferred tax assets      $ 237,174   $   13,005   $    -        $   98,770   $ 151,409
                                       =========   ==========   ===========   ==========   =========

(A) Represents an increase to the beginning balance as a result of the consolidation of pharmaceutical operations in India and Japan, effective January 1, 2000, which were previously accounted for on an equity basis. Also, the beginning balance relating to Immunex, which was deconsolidated effective January 1, 2000, was excluded.
(B) Represents amounts used for the purposes for which the accounts were created and reversal of amounts no longer required.
(C) As a result of the sale of the Cyanamid Agricultural Products business on June 30, 2000, amounts for 1999 were restated, to reflect the business as a discontinued operation.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WYETH
                                      -----
                                  (Registrant)


March 28, 2002                         By /S/  Kenneth J. Martin
                                          -------------------------
                                               Kenneth J. Martin
                                               Senior Vice President
                                               and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signatures                    Title                        Date
            ----------                    -----                        ----

Principal Executive Officers:

/S/  John R. Stafford               Chairman of the Board         March 28, 2002
---------------------------------
     John R. Stafford

/S/  Robert Essner                  President                     March 28, 2002
---------------------------------
     Robert Essner                  and Chief Executive Officer

Principal Financial Officer:

/S/  Kenneth J. Martin              Senior Vice President         March 28, 2002
---------------------------------
     Kenneth J. Martin              and Chief Financial Officer

Principal Accounting Officer:

/S/  Paul J. Jones                  Vice President and            March 28, 2002
---------------------------------
     Paul J. Jones                  Comptroller

Directors:

/S/  Clifford L. Alexander, Jr.     Director                      March 28, 2002
---------------------------------
     Clifford L. Alexander, Jr.

/S/  Frank A. Bennack, Jr.          Director                      March 28, 2002
---------------------------------
     Frank A. Bennack, Jr.

/S/  Richard L. Carrion             Director                      March 28, 2002
---------------------------------
     Richard L. Carrion

/S/  John D. Feerick                Director                      March 28, 2002
---------------------------------
     John D. Feerick

/S/  John P. Mascotte               Director                      March 28, 2002
---------------------------------
     John P. Mascotte

/S/  Mary Lake Polan, M.D., Ph.D.   Director                      March 28, 2002
---------------------------------
     Mary Lake Polan, M.D., Ph.D.

/S/  Ivan G. Seidenberg             Director                      March 28, 2002
---------------------------------
     Ivan G. Seidenberg

/S/  Walter V. Shipley              Director                      March 28, 2002
---------------------------------
     Walter V. Shipley

/S/  John R. Torell III             Director                      March 28, 2002
---------------------------------
     John R. Torell III

                                INDEX TO EXHIBITS
                                -----------------


  Exhibit No.                          Description
  -----------                          -----------

     (3.1) The Company's Restated Certificate of Incorporation as amended to date.

     (3.2)    The Company's By-laws as amended to date.

     (10.12) Credit Agreement, dated as of March 4, 2002, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto.

     (10.19)* Amendment to 1990 Stock Incentive Plan.

     (10.21)* Amendment to 1993 Stock Incentive Plan.

     (10.23)* Amendment to 1996 Stock Incentive Plan.

     (10.25)* Amendment to 1999 Stock Incentive Plan.

     (10.37)* Savings Plan, as amended to date.

     (10.43)* Supplemental Employee Savings Plan as amended to date.

     (10.54)* Union Savings Plan.

     (12)     Computation of Ratio of Earnings to Fixed Charges.

     (13) 2001 Annual Report to Stockholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

     (21)     Subsidiaries of the Company.

     (23) Consent of Independent Public Accountants relating to their report dated January 24, 2002, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339), Form S-4 (File No. 333-59642) and on Form S-8 (File
              Nos. 2-96127, 33-24068, 33-41434, 33-53733, 33-55449, 33-45970,
              33-14458, 33-50149, 33-55456, 333-15509, 333-76939, 333-67008,
              333-64154 and 333-59668) by reference to the Form 10-K of the Company filed for the year ended December 31, 2001.

     (99) Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

     (99.1) Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP (pursuant to Temporary Note 3T).


     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.