Form 10-Q
period 2002-03-31
AMERICAN HOME PRODUCTS CORP
filed 2002-05-14
CIK 5187

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

For the quarterly period ended                     Commission file number 1-1225
March 31, 2002

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

                                                      Yes  X       No
                                                      ------       --


The number of shares of Common Stock outstanding as of the close of business on April 30, 2002:

                                                           Number of
                     Class                             Shares Outstanding
                     -----                             ------------------
       Common Stock, $0.33-1/3 par value                 1,326,272,902

================================================================================

                             WYETH AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I   -  Financial Information                                            2

         Item 1. Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets -
                   March 31, 2002 and December 31, 2001                      3

                 Consolidated Condensed Statements of Operations -
                   Three Months Ended March 31, 2002 and 2001                4

                 Consolidated Condensed Statements of Changes in
                   Stockholders' Equity - Three Months Ended
                   March 31, 2002 and 2001                                   5

                 Consolidated Condensed Statements of Cash Flows -
                   Three Months Ended March 31, 2002 and 2001                6

                 Notes to Consolidated Condensed Financial Statements       7-11

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           12-19

Part II  -  Other Information                                               20

         Item 1. Legal Proceedings                                         20-21

         Item 6. Exhibits and Reports on Form 8-K                           22

Signature                                                                   23

Exhibit Index                                                              EX-1




Items other than those listed above have been omitted because they are not applicable.

                         Part I - Financial Information
                         ------------------------------

WYETH AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by Wyeth (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements include all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2002 and December 31, 2001, and the results of its operations, cash flows and changes in stockholders' equity for the three months ended March 31, 2002 and 2001. It is suggested that these consolidated condensed financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K.

As of January 1, 2002, the Company adopted new authoritative accounting guidance reflecting certain vendor allowances (i.e., cooperative advertising arrangements) as reductions of revenues instead of selling and marketing expenses. Financial information for all prior periods presented has been reclassified to comply with the income statement classification requirements of the new guidance.

As of January 1, 2002, the Company also adopted SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 did not have any impact on the Company during the 2002 first quarter. Refer to Note 1 of the Consolidated Condensed Financial Statements for disclosure relating to the implementation of SFAS No. 142.

                                         WYETH AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                (In Thousands Except Per Share Amounts)
                                              (Unaudited)
                                                                      March 31,           December 31,
                                                                        2002                  2001
                                                                     -----------          ------------
ASSETS
Cash and cash equivalents                                             $2,340,924            $1,744,734
Marketable securities                                                    695,214             1,281,988
Accounts receivable less allowances                                    2,753,858             2,743,040
Inventories:
     Finished goods                                                      691,978               653,108
     Work in progress                                                    827,397               674,636
     Materials and supplies                                              401,287               427,227
                                                                     -----------          ------------
                                                                       1,920,662             1,754,971
Other current assets including deferred taxes                          2,006,011             2,242,020
                                                                     -----------          ------------
     Total Current Assets                                              9,716,669             9,766,753

Property, plant and equipment                                          8,746,689             8,944,451
     Less accumulated depreciation                                     2,746,860             2,662,291
                                                                     -----------          ------------
                                                                       5,999,829             6,282,160
Goodwill                                                               3,719,635             3,725,547
Other intangibles, net of accumulated amortization
  (March 31, 2002-$75,743 and December 31, 2001-$71,070)                 125,348               126,387
Other assets including deferred taxes                                  3,454,203             3,067,075
                                                                     -----------          ------------
     Total Assets                                                    $23,015,684           $22,967,922
                                                                     ===========          ============

LIABILITIES
Loans payable                                                         $2,742,080            $2,097,354
Trade accounts payable                                                   546,098               672,457
Accrued expenses                                                       3,275,416             4,257,523
Accrued federal and foreign taxes                                        149,767               229,847
                                                                     -----------          ------------
     Total Current Liabilities                                         6,713,361             7,257,181

Long-term debt                                                         7,344,427             7,357,277
Other noncurrent liabilities                                           3,251,517             3,355,793
Accrued postretirement benefit obligations other than pensions           945,001               925,098

STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share                  50                    51
Common stock, par value $0.33-1/3 per share                              441,840               440,190
Additional paid-in capital                                             4,458,740             4,295,051
Retained earnings                                                        735,892               170,309
Accumulated other comprehensive loss                                    (875,144)             (833,028)
                                                                     -----------          ------------
     Total Stockholders' Equity                                        4,761,378             4,072,573
                                                                     -----------          ------------
     Total Liabilities and Stockholders' Equity                      $23,015,684           $22,967,922
                                                                     ===========          ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                             WYETH AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)
                                                          Three Months
                                                         Ended March 31,
                                                    --------------------------
                                                       2002            2001
                                                    ----------      ----------

Net revenue                                         $3,643,521      $3,417,284
                                                    ----------      ----------
Cost of goods sold                                     802,179         798,603
Selling, general and administrative expenses         1,270,284       1,253,576
Research and development expenses                      480,206         450,989
Interest expense, net                                   53,338           3,939
Other income, net                                      (84,648)        (70,811)
                                                    ----------      ----------

Income before federal and foreign taxes              1,122,162         980,988
Provision for federal and foreign taxes                250,242         247,434
                                                    ----------      ----------


Net income                                            $871,920        $733,554
                                                    ==========      ==========



Basic earnings per share                                 $0.66           $0.56
                                                    ==========      ==========


Diluted earnings per share                               $0.65           $0.55
                                                    ==========      ==========


Dividends per share of common stock                      $0.23           $0.23
                                                    ==========      ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                     WYETH AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (In Thousands)
                                                          (Unaudited)
Three Months Ended March 31, 2002:
                                                $2.00                                             Accumulated
                                             Convertible              Additional                     Other           Total
                                              Preferred     Common     Paid-in      Retained     Comprehensive   Stockholders'
                                                Stock       Stock      Capital      Earnings         Loss            Equity
                                             -----------   --------   ----------   -----------   -------------   -------------
Balance at January 1, 2002                          $51    $440,190   $4,295,051     $170,309       ($833,028)     $4,072,573

Net income                                                                            871,920                         871,920
Currency translation adjustments                                                                      (33,711)        (33,711)
Unrealized gains on derivative contracts                                                                  274             274
Unrealized losses on marketable
     securities                                                                                        (8,679)         (8,679)
                                                                                                                 ------------
     Comprehensive income                                                                                             829,804
                                                                                                                 ------------

Cash dividends declared                                                              (304,377)                       (304,377)
Common stock issued for stock options                         1,541      136,739                                      138,280
Conversion of preferred stock
     and other exchanges                             (1)        109       26,950       (1,960)                         25,098
                                             ----------    --------   ----------   ----------    ------------    ------------
Balance at March 31, 2002                           $50    $441,840   $4,458,740     $735,892       ($875,144)     $4,761,378
                                             ==========    ========   ==========   ==========    ============    ============


Three Months Ended March 31, 2001:
                                                $2.00                                             Accumulated
                                             Convertible              Additional                     Other           Total
                                              Preferred     Common     Paid-in     Accumulated   Comprehensive   Stockholders'
                                                Stock       Stock      Capital       Deficit         Loss            Equity
                                             -----------   --------   ----------   -----------   -------------   -------------
Balance at January 1, 2001                          $55    $437,258   $3,952,457    ($899,118)      ($672,559)     $2,818,093

Net income                                                                            733,554                         733,554
Currency translation adjustments                                                                     (112,279)       (112,279)
Unrealized gains on derivative contracts                                                               31,683          31,683
Unrealized gains on marketable
     securities                                                                                         1,317           1,317
                                                                                                                 ------------
     Comprehensive income                                                                                             654,275
                                                                                                                 ------------

Cash dividends declared                                                              (302,036)                       (302,036)
Common stock issued for stock options                           645       51,811                                       52,456
Conversion of preferred stock
     and other exchanges                             (1)         81          126       (1,470)                         (1,264)
                                             ----------    --------   ----------   ----------    ------------    ------------
Balance at March 31, 2001                           $54    $437,984   $4,004,394    ($469,070)      ($751,838)     $3,221,524
                                             ==========    ========   ==========   ==========    ============    ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      WYETH AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (In Thousands)
                                            (Unaudited)
                                                                            Three Months
                                                                           Ended March 31,
                                                                        2002              2001
                                                                     -----------       ----------
Operating Activities
--------------------
Net income                                                             $871,920          $733,554
Adjustments to reconcile net income to net cash
  used for operating activities:
   Gains on sales of assets                                             (47,191)           (8,728)
   Depreciation and amortization                                        120,602           149,644
   Deferred income taxes                                                221,787            53,398
   Changes in working capital, net                                     (522,248)          (99,361)
   Diet drug litigation payments                                       (712,176)       (4,141,615)
   Security fund deposit                                               (370,000)              -
   Other items, net                                                     (24,235)          (99,717)
                                                                     ----------        ----------
Net cash used for operating activities                                 (461,541)       (3,412,825)
                                                                     ----------        ----------

Investing Activities
--------------------
Purchases of property, plant and equipment                             (341,689)         (361,749)
Proceeds from sales of assets                                           348,315            24,573
Proceeds from sales and maturities of marketable securities           1,287,860            53,300
Purchases of marketable securities                                     (701,086)         (116,841)
                                                                     ----------        ----------
Net cash provided from (used for) investing activities                  593,400          (400,717)
                                                                     ----------        ----------

Financing Activities
--------------------
Net proceeds from debt                                                  632,309         4,942,467
Dividends paid                                                         (304,377)         (302,036)
Exercises of stock options                                              138,280            52,456
                                                                     ----------        ----------
Net cash provided from financing activities                             466,212         4,692,887
                                                                     ----------        ----------
Effects of exchange rate changes on cash balances                        (1,881)          (11,433)
                                                                     ----------        ----------
Increase in cash and cash equivalents                                   596,190           867,912
Cash and cash equivalents, beginning of period                        1,744,734         2,644,306
                                                                     ----------        ----------
Cash and cash equivalents, end of period                             $2,340,924        $3,512,218
                                                                     ==========        ==========


Supplemental Information
------------------------
Interest payments                                                      $162,362           $76,297
Income tax payments, net of refunds                                     126,053           162,097

The accompanying notes are an integral part of these consolidated condensed financial statements.

                             WYETH AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.     Goodwill and Other Intangibles
            ------------------------------

            Transitional Disclosure:
            On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. With the adoption of SFAS No. 142, goodwill is no longer being amortized but is subject to at least an annual assessment for impairment by applying a fair-value based test. The same applies to other intangibles that have been determined to have indefinite useful lives. However, other intangibles with finite lives will continue to be amortized. The Company's other intangibles, which all have finite lives, have carrying values of $125.3 million and $126.4 million at March 31, 2002 and December 31, 2001, respectively and are being amortized over their estimated useful lives ranging from three to 10 years.

            The following table presents net income and basic and fully diluted earnings per share for 2002 and 2001 to reflect the adoption of SFAS No. 142 as of January 1, 2002.

                                                             Three Months
                                                            Ended March 31,
                                                        -----------------------
            (In thousands, except per share amounts)      2002           2001
            ----------------------------------------    --------       --------
            As-reported net income                      $871,920       $733,554
            Add back: goodwill amortization                   -          38,713
                                                        --------       --------
            Adjusted net income                         $871,920       $772,267
                                                        ========       ========

            Basic earnings per share:
            As-reported                                    $0.66          $0.56
            Goodwill amortization                             -            0.03
                                                        --------       --------
            Adjusted                                       $0.66          $0.59
                                                        ========       ========

            Diluted earnings per share:
            As-reported                                    $0.65          $0.55
            Goodwill amortization                             -            0.03
                                                        --------       --------
            Adjusted                                       $0.65          $0.58
                                                        ========       ========

            Goodwill:
            The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2002, are as follows:

                                                                 Consumer
            (In thousands)                   Pharmaceuticals    Healthcare     Total
            --------------                   ---------------    ----------   ----------
            Balance at January 1, 2002         $3,136,543        $589,004    $3,725,547
            Currency translation adjustment        (5,788)           (124)       (5,912)
                                               ----------        --------    ----------
            Balance as of March 31, 2002       $3,130,755        $588,880    $3,719,635
                                               ==========        ========    ==========

                             WYETH AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2.     Credit Facilities
            -----------------

            In March 2002, the Company renewed its $3,000.0 million credit facility for an additional 364-day term and reduced the $2,000.0 million credit facility to $1,000.0 million until it matures on July 31, 2002. Since the $1,000.0 million credit facility terminates in less than one year, commercial paper outstanding of $1,000.0 million, supported by this facility, was classified as current debt in Loans payable at March 31, 2002. Any borrowings under the $3,000.0 million, 364-day credit facility that are outstanding upon its termination in March 2003 are extendible by the Company for an additional year. The portion of commercial paper outstanding at March 31, 2002 supported by the $3,000.0 million, 364-day credit facility was classified as Long-term debt since the Company intends, and has the ability, to refinance these obligations through the issuance of additional commercial paper or through the use of its $3,000.0 million credit facility.

            At March 31, 2002, the Company has commercial paper outstanding of $5,474.5 million of which $4,000.0 million is supported by the credit facilities identified above, and $1,474.5 million (which is classified as current debt in Loans payable because it is not supported by the credit facilities) is supported by $3,036.1 million of cash and cash equivalents and marketable securities.


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

            The nationwide class action settlement to resolve litigation brought against the Company regarding use of the diet drugs REDUX or PONDIMIN received final judicial approval effective January 3, 2002. The Company recorded an initial litigation charge of $4,750.0 million, net of insurance, in connection with the REDUX and PONDIMIN litigation in 1999, an additional charge of $7,500.0 million in 2000, and a third litigation charge of $950.0 million in the 2001 third quarter. The combination of these three charges represents the estimated total amount required to resolve all diet drug litigation, including anticipated funding requirements for the nationwide, class action settlement, anticipated costs to resolve the claims of any members of the settlement class who in the future may exercise an intermediate or back-end opt out right, costs to resolve the claims of PPH claimants and initial opt out claimants, and administrative and litigation expenses.

            During the 2002 first quarter, payments to the nationwide, class action settlement funds, individual settlement payments, legal fees and other costs totaling $712.2 million were paid and applied against the litigation accrual. As of March 31, 2002, $1,145.5 million of the litigation accrual remained.

            On January 18, 2002, as collateral for the Company's financial obligations under the settlement, the Company established a security fund in the amount of $370.0 million and

                             WYETH AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

            recorded such amount in Other assets including deferred taxes.
            The funds are owned by the Company and will earn interest income for the Company while residing in the security fund. The Company will be required to deposit an additional $180.0 million in the security fund if the Company's credit rating, as reported by both Moody's and Standard & Poor's (S&P), falls below investment grade.

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


Note 4.     Restructuring Programs
            ----------------------

            In December 1998, the Company recorded a special charge for restructuring and related asset impairments of $321.2 million to recognize costs of the reorganization of its worldwide supply chains and U.S. distribution systems, and the globalization of certain business units. The restructuring will ultimately result in the elimination of approximately 3,900 positions worldwide offset, in part, by 1,000 newly created positions in the same functions at other locations. At March 31, 2002, approximately 3,750 positions had been eliminated, and two distribution centers owned by the Company and a leased distribution center had been closed. The Company anticipates closing a total of 14 manufacturing plants, of which eight were closed in 2000 and two were closed during 2001. The Company currently anticipates utilizing the remainder of the restructuring accruals in 2002, assuming no further delays in regulatory approval.

            The activity in the restructuring accruals was as follows:

                                                         Personnel  Other Closure/
            (In thousands)                                 Costs      Exit Costs     Total
            --------------                               ---------  --------------  -------
            Restructuring accruals at December 31, 2001   $9,037       $30,619      $39,656
            Cash expenditures                               (835)       (2,896)      (3,731)
                                                          ------       -------      -------
            Restructuring accruals at March 31, 2002      $8,202       $27,723      $35,925
                                                          ======       =======      =======


Note 5.     Company Data by Operating Segment
            ---------------------------------

            The Company has three reportable segments: Pharmaceuticals, Consumer Healthcare and Corporate. The Company's Pharmaceuticals and Consumer Healthcare reportable segments are strategic business units that are managed separately because they manufacture, distribute and sell distinct products and provide services, which require various technologies and marketing strategies.

                             WYETH AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                    Net Revenue (1)      Income before Taxes (2)
                                 ---------------------   -----------------------
                                     Three Months             Three Months
                                    Ended March 31,          Ended March 31,
            (In millions)        ---------------------   -----------------------
            Operating Segment      2002         2001       2002           2001
            -----------------    --------     --------   --------       --------
            Pharmaceuticals      $3,149.0     $2,879.3   $1,073.2        $915.5
            Consumer Healthcare     494.5        538.0      159.5         124.0
                                 --------     --------   --------       -------
                                  3,643.5      3,417.3    1,232.7       1,039.5
            Corporate                 -            -       (110.5)        (58.5)
                                 --------     --------   --------       -------
            Total                $3,643.5     $3,417.3   $1,122.2        $981.0
                                 ========     ========   ========       =======


            (1) The Company adopted new authoritative accounting guidance as of January 1, 2002 reflecting the cost of certain vendor considerations (i.e., cooperative advertising payments) as reductions of revenue instead of selling and marketing expenses. Financial information for all prior periods presented has been reclassified to comply with the income statement classification requirements of the new guidance. These reclassifications had no effect on total net revenue growth between the periods presented.

            (2) In accordance with new authoritative accounting guidance, adopted as of January 1, 2002, the Company has ceased amortizing goodwill. The 2001 first quarter goodwill amortization was as follows: Pharmaceuticals - $34.6 and Consumer Healthcare - $6.0.


Note 6.     Earnings per Share
            ------------------

            The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                                    Three Months
                                                                   Ended March 31,
                                                                ---------------------
            (In thousands except per share amounts)               2002        2001
            -----------------------------------------------     ---------   ---------
            Net income less preferred dividends                  $871,910    $733,543
            Denominator:
            Average number of common shares outstanding         1,323,940   1,313,855
                                                                ---------   ---------

            Basic earnings per share                                $0.66       $0.56
                                                                =========   =========

            Net income                                           $871,920    $733,554
            Denominator:
            Average number of common shares outstanding         1,323,940   1,313,855
             Common share equivalents of outstanding stock
             options and deferred common stock awards              14,567      14,200
                                                                ---------   ---------
            Total shares                                        1,338,507   1,328,055
                                                                ---------   ---------

            Diluted earnings per share                              $0.65       $0.55
                                                                =========   =========

                             WYETH AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7.     Sale of Rhode Island Facility
            -----------------------------

            During the first quarter of 2002, Wyeth sold a manufacturing plant located in West Greenwich, Rhode Island, to Immunex Corporation for $487.8 million. The Company received $189.2 million of these proceeds in 2001 and the remaining $298.6 million during the 2002 first quarter. The Company did not recognize a gain on this transaction because the facility was sold at net book value. The facility will be dedicated to expand the production capacity of ENBREL.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2002

         Results of Operations
         ---------------------

         The Company adopted new authoritative accounting guidance as of January 1, 2002 reflecting the cost of certain vendor considerations (i.e., cooperative advertising payments) as reductions of revenue instead of selling and marketing expenses. Financial information for the prior period presented has been reclassified to comply with the income statement classification requirements of the new guidance. These reclassifications had no effect on total net revenue growth between the periods presented.

         Worldwide net revenue for the 2002 first quarter was 7% higher compared with prior year levels. The increase in worldwide net revenue for the 2002 first quarter was due primarily to higher worldwide net revenue of human pharmaceuticals. Excluding the negative impact of foreign exchange, worldwide net revenue increased 9% for the 2002 first quarter.

         The following table sets forth worldwide net revenue results by operating segment together with the percentage changes from the comparable period in the prior year:

                                           Net Revenue
                                     -----------------------
                                          Three Months
                                         Ended March 31,
         ($ in Millions)             -----------------------         % Increase
         Operating Segment             2002           2001           (Decrease)
         -------------------         --------       --------         ----------
         Pharmaceuticals             $3,149.0       $2,879.3              9%
         Consumer Healthcare            494.5          538.0            (8)%
                                     --------       --------         ----------
         Total Net Revenue           $3,643.5       $3,417.3              7%
                                     ========       ========         ==========


         Pharmaceuticals
         ---------------

         Worldwide pharmaceutical net revenue increased 9% for the 2002 first quarter due primarily to higher sales of human pharmaceuticals. Excluding the negative impact of foreign exchange, worldwide pharmaceutical net revenue increased 11% for the 2002 first quarter.

         Worldwide human pharmaceutical net revenue increased 10% due primarily to higher sales of EFFEXOR XR (as a result of higher volume and additional market share of new prescriptions), PROTONIX, CORDARONE I.V. and PREMARIN offset, in part, by lower sales of PREVNAR (due primarily to manufacturing-related constraints on product availability) and generic products (discontinuance of certain oral generics). Refer to the "Product Supply" section herein for further discussion of PREVNAR manufacturing issues. Excluding the negative impact of foreign exchange, worldwide human pharmaceutical net revenue increased 12% for the 2002 first quarter.

         Worldwide animal health product net revenue decreased 1% for the 2002 first quarter. The decline in sales of animal health products was due primarily to a continued weakening in the global livestock markets offset, in part, by sales of ProHeart 6 (introduced in the 2001 second quarter).

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2002

         Consumer Healthcare
         -------------------

         Worldwide consumer healthcare net revenue decreased 8% for the 2002 first quarter due primarily to lower sales of cough/cold products offset, in part, by higher sales of the CENTRUM product line, primarily CENTRUM Silver. Excluding the negative impact of foreign exchange, worldwide consumer healthcare net revenue decreased 7% for the 2002 first quarter. The decline in sales of cough/cold products was primarily attributable to retailer inventory exceeding normal levels. In the fourth quarter of 2000, products containing phenylpropanolamine (PPA) were removed from the market. The Company was among the first to bring reformulated (without PPA) products to market and therefore filled retailer shelf space previously occupied by private labels and other brands. In the 2001 fourth quarter, the private label and other brands began to reclaim shelf space with their reformulated products. This, along with a mild cough/cold season, resulted in higher trade inventory levels during the first quarter. In addition, a major retailer filed for bankruptcy reorganization in January 2002 which impacted all of the consumer healthcare product lines. By the end of the first quarter, it appeared that inventory levels for all consumer healthcare product lines and shipments to the major retailer were both returning to normal seasonal levels.

         The following table sets forth the percentage changes in worldwide net revenue by operating segment compared to the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

                                                 % Increase (Decrease)
                                           Three Months Ended March 31, 2002
                                       -----------------------------------------

                                                         Foreign       Total
                                       Volume    Price   Exchange    Net Revenue
                                       ------    -----   --------    -----------
         Pharmaceuticals
         -------------------
         United States                    7%       7%        -            14%
         International                    5%       1%       (4)%           2%
                                       -----     ----       ----         ----
         Total                            6%       5%       (2)%           9%
                                       =====     ====       ====         ====

         Consumer Healthcare
         -------------------
         United States                 (10)%       1%        -           (9)%
         International                  (3)%       1%       (4)%         (6)%
                                       -----     ----       ----         ----
         Total                          (8)%       1%       (1)%         (8)%
                                       =====     ====       ====         ====

         Total
         -------------------
         United States                    4%       6%        -            10%
         International                    4%       1%       (4)%           1%
                                       -----     ----       ----         ----
         Total                            5%       4%       (2)%           7%
                                       =====     ====       ====         ====


         Cost of goods sold, as a percentage of Net revenue, decreased more than one percentage point to 22.0% for the 2002 first quarter compared with 23.4% for the 2001 first quarter due primarily to an increase in sales volume on higher margin products and the discontinuance of the lower margin oral generics business in the pharmaceuticals segment, as well as a small

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2002

         impact relating to increased alliance revenue recorded in 2002 first quarter net revenue compared to 2001 first quarter net revenue. There are no costs of goods sold relating to alliance revenue, and therefore any net revenue fluctuations impacted by alliance revenue will also impact gross margins.

         Selling, general and administrative expenses, as a percentage of Net revenue, decreased to 34.9% for the 2002 first quarter compared with 35.5% (excluding the effect of goodwill amortization) for the 2001 first quarter. The decrease was due to net revenue growth outpacing spending for various selling and marketing programs.

         Research and development expenses increased 6% for the 2002 first quarter due primarily to increased headcount and other research operating expenses, including higher chemical and material costs, clinical grant spending and cost sharing expenditures from pharmaceutical collaborations offset, in part, by lower payments for licensing agreements.

         Interest expense, net increased substantially in the 2002 first quarter due primarily to higher weighted average debt outstanding, as compared with the 2001 first quarter. Weighted average debt outstanding during the 2002 and 2001 first quarters was $9,932.2 million and $3,920.2 million, respectively. The increase in interest expense was partially offset by lower interest rates on outstanding commercial paper.

         Other income, net increased 20% for the 2002 first quarter due primarily to a class action settlement gain relating to price fixing by certain vitamin suppliers and lower foreign exchange losses. These items were partially offset by lower gains on sales of non-strategic assets.

         The following table sets forth worldwide income before taxes by operating segment together with the percentage changes from the comparable period in the prior year:


                                    Income before Taxes*
                                   -----------------------
                                        Three Months
                                       Ended March 31,
         ($ in millions)           -----------------------
         Operating Segment           2002           2001          % Increase
         -----------------         --------        -------        ----------
         Pharmaceuticals           $1,073.2         $915.5            17%
         Consumer Healthcare          159.5          124.0            29%
                                   --------        -------            ---
                                    1,232.7        1,039.5            19%
         Corporate                   (110.5)         (58.5)           89%
                                   --------        -------            ---

         Total                     $1,122.2         $981.0            14%
                                   ========        =======            ===

         * In accordance with new authoritative accounting guidance, adopted as of January 1, 2002, the Company has ceased amortizing goodwill. The 2001 first quarter goodwill amortization was as follows:
            Pharmaceuticals - $34.6 and Consumer Healthcare - $6.0. Excluding goodwill amortization from the 2001 first quarter results, Pharmaceuticals and Consumer Healthcare income before taxes increased 13% and 23%, respectively, for the 2002 first quarter.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2002

         Worldwide pharmaceutical income before taxes increased 13% (excluding goodwill amortization from the 2001 first quarter) for the 2002 first quarter due primarily to increased worldwide sales of human pharmaceuticals and higher gross profit margins earned on those sales offset, in part, by lower other income, net (primarily lower gains on sales of non-strategic assets) and higher research and development expenses.

         Worldwide consumer healthcare income before taxes increased 23% (excluding goodwill amortization from the 2001 first quarter) for the 2002 first quarter while consumer healthcare sales decreased 8%. This difference is primarily attributable to the class action settlement gain recorded in the 2002 first quarter relating to price fixing by certain vitamin suppliers, an asset sale gain, and lower selling, general and administrative expenses as a percentage of sales.

         Corporate expenses, net, increased 89% for the 2002 first quarter due primarily to higher interest expense resulting from higher weighted average debt outstanding, as compared with the 2001 first quarter.

         The effective tax rate decreased to 22.3% for the 2002 first quarter compared with 24.4% for the 2001 first quarter (excluding the effect of goodwill amortization). The tax rate reduction occurring in the 2002 first quarter was primarily due to an increased benefit from products manufactured in lower taxed jurisdictions.


         Consolidated Net Income and Diluted Earnings Per Share Results
         --------------------------------------------------------------

         Net income and diluted earnings per share for the 2002 first quarter increased to $871.9 million and $0.65 compared with $733.6 million and $0.55 in the prior year, increases of 19% and 18%, respectively. On January 1, 2002, the Company adopted SFAS No. 142, which eliminated the amortization of goodwill. Excluding the after-tax goodwill amortization of $38.7 million and $0.03 per share-diluted from the 2001 first quarter results, net income and diluted earnings per share for the 2002 first quarter increased 13% and 12%, respectively. The increases in net income and diluted earnings per share for the 2002 first quarter were greater than the growth rate in net revenue due primarily to a higher gross profit margin earned on pharmaceutical product sales, lower selling, general and administrative expenses as a percentage of net revenue and a lower effective tax rate as a result of products manufactured in lower taxed jurisdictions offset, in part, by higher interest expense.


         Liquidity, Financial Condition and Capital Resources
         ----------------------------------------------------

         The Company used net cash for operating activities totaling $461.5 million during the 2002 first quarter. Driving the cash outflows were payments of $712.2 million relating to the diet drug litigation (see
         Note 3 to the Consolidated Condensed Financial Statements), a payment of $370.0 million to establish a security fund as collateral for the Company's financial obligations under the diet drug settlement, payments made on outstanding payables and accrued expenses totaling $279.3 million and an increase in inventories of $174.7 million due

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2002

         primarily to production planning. These outflows more than offset earnings generated during the period.

         The Company used $1,042.8 million of cash during the 2002 first quarter for investments in property, plant and equipment and marketable securities. The capital expenditures made during the 2002 first quarter were consistent with the Company's commitment to expand existing manufacturing and research and development facilities worldwide, and build new biotechnology facilities. The Company received investment proceeds through the sales and maturities of marketable securities and the sales of assets totaling $1,636.2 million. Included in the proceeds from sales of assets is approximately $298.6 million relating to the sale of the Company's retrofitted Rhode Island facility to Immunex.

         The Company also used cash for financing activities related to dividend payments of $304.4 million, which was partially offset, by $138.3 million of cash provided by stock option exercises and $632.3 million of net proceeds from debt.

         At March 31, 2002, the Company had outstanding $10,086.5 million in total debt. The Company's total debt consisted of commercial paper of $5,474.5 million, and notes payable and other debt of $4,612.0 million. The Company offers its commercial paper in a very liquid market commensurate with its short-term credit ratings from Moody's (P2), S&P (A1) and Fitch (A1). Current debt at March 31, 2002, classified as Loans payable, consisted of:

          o $1,000.0 million of commercial paper supported by the $1,000.0 million credit facility that terminates in less than one year,

          o $1,474.5 million of commercial paper that is in excess of the $4,000.0 million credit facilities and is supported by $3,036.1 million of cash and cash equivalents and marketable securities, and

          o $267.6 million of notes payable and other debt that is due within one year.

         The Company currently anticipates receiving approximately $1,000.0 million of cash proceeds from the pending acquisition of Immunex by Amgen, Inc., which may be used to pay down current debt. If the Amgen acquisition of Immunex is not completed the Company may obtain new credit facilities or access the capital markets in order to meet its short-term liquidity requirements.

         The portion of commercial paper outstanding at March 31, 2002 supported by the $3,000.0 million, 364-day credit facility was classified as Long-term debt since the Company intends, and has the ability, to refinance these obligations through the issuance of additional commercial paper or through the use of its $3,000.0 million credit facility.

         Management remains confident that cash flows from operating activities and existing and prospective financing resources will be adequate to fund the Company's operations, pay opt out settlement payments and fund the nationwide, class action settlement relating to the REDUX and PONDIMIN diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations, without requiring the disposition of any significant strategic core assets or businesses.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2002

         Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         The market risk disclosures appearing on pages 64 and 65 of the Company's 2001 Annual Report as incorporated by reference on Form 10-K have not materially changed from December 31, 2001.

         At March 31, 2002, the fair values of the Company's financial instruments were as follows:

         (In millions)              Notional/
         Description             Contract Amount    Carrying Value    Fair Value
         ---------------------   ---------------    --------------    ----------
         Forward contracts (1)        $489.4             $17.9            $17.9
         Option contracts (1)          458.7              17.6             17.6
         Interest rate swaps         1,500.0             (14.7)           (14.7)
         Outstanding debt (2)       10,075.3          10,086.5         10,157.4

         (1) If the value of the U.S. dollar were to increase or decrease by 10%, in relation to all hedged foreign currencies, the net receivable on the forward and option contracts would decrease or increase by approximately $53.9.

         (2) If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would increase or decrease by approximately $202.3.

         The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of March 31, 2002; the fair value of interest rate swaps and forward contracts reflects the present value of the future potential gain or
         (loss) if settlement were to take place on March 31, 2002; and the fair value of option contracts reflects the present value of future cash flows if the contracts were settled on March 31, 2002.


         Competition
         -----------

         The Company operates in the highly competitive pharmaceutical and consumer health care industries. PREMARIN, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products PREMPRO and PREMPHASE (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate), are the leaders in their categories and contribute significantly to net revenue and results of operations. PREMARIN's natural composition is not subject to patent protection (although PREMPRO has patent protection). The principal uses of PREMARIN, PREMPRO and PREMPHASE are to manage the symptoms of menopause and to prevent osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and several of these products also

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2002

         have an approved indication for the prevention of osteoporosis. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. New products containing different estrogens than those found in PREMPRO and PREMPHASE and having many forms of the same indications have also been introduced. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the U.S Food and Drug Administration (FDA) announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. At least one other company has announced that it is in the process of developing a generic version of PREMARIN from the same natural source, and the Company currently cannot predict the timing or outcome of these or any other efforts.


         Product Supply
         --------------

         Although the market demand for ENBREL is increasing, the sales growth currently is constrained by limits on the existing source of supply. This is expected to continue until the retrofitting of a Rhode Island facility owned by Immunex Corporation is completed and approved, which is currently anticipated to occur at the end of 2002, although there is no assurance that this estimate will prove accurate. If the market demand continues to grow, there may be further supply constraints even after the Rhode Island facility begins producing ENBREL. In April 2002, Immunex announced a manufacturing agreement with Genentech, Inc. to produce ENBREL beginning in 2004, subject to FDA approval. The current plan for the longer term includes an additional manufacturing facility, which is being constructed by the Company in Ireland and is expected to be completed during 2005.

         The Company has been experiencing inconsistent results on dissolution testing of certain dosage forms of PREMARIN and is working with the FDA to resolve this issue. Until this issue is resolved, supply shortages of one or more dosage strengths may occur. Although these shortages may adversely affect PREMARIN sales in one or more accounting periods, the Company believes that, as a result of current inventory levels and the Company's enhanced process controls, testing protocols and the ongoing formulation improvement project, overall PREMARIN family sales will not be significantly impacted.

         Sales of PREVNAR continue to be affected by manufacturing-related constraints on product availability. The Company is in the process of implementing manufacturing improvements and allocating additional personnel and equipment to increase production of PREVNAR. However, the manufacturing processes for this product are very complex and there can be no assurance that manufacturing-related difficulties will not result in further reductions in 2002 sales. Additionally, the manufacturing processes and planned improvements for PREVNAR

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2002


         entail long lead times. Accordingly, the Company's efforts are not expected to significantly increase supply until 2003 and, as a result, 2002 PREVNAR sales will in no event significantly exceed prior year levels.


         Cautionary Statements for Forward-Looking Information
         -----------------------------------------------------

         This Form 10-Q, including management's discussion and analysis set forth above, contains certain forward-looking statements, including, among other things, statements regarding the Company's results of operations, competition, liquidity, financial condition and capital resources, PREVNAR sales, PREMARIN, product supply, foreign currency and interest rate risk, the nationwide, class action settlement relating to REDUX and PONDIMIN, and additional litigation charges related to REDUX and PONDIMIN including those for opt outs. These forward-looking statements are based on current expectations of future events that involve risks and uncertainties including, without limitation, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing, commercialization, economic conditions including interest and currency exchange rate fluctuations, the impact of competitive or generic products, product liability and other types of lawsuits, the impact of legislative and regulatory compliance and obtaining approvals, and patents. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. However, the Company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Certain factors which could cause the Company's actual results to differ materially from expected and historical results are discussed above and have been identified by the Company in Exhibit 99 to the Company's 2001 Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

                           Part II - Other Information
                           ---------------------------

Item 1.   Legal Proceedings
          -----------------

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

          In the litigation involving those formulations of the Company's DIMETAPP and ROBITUSSIN cough/cold products that contained the ingredient phenylpropanolamine ("PPA"), one additional class action has been filed. McColl, et al. v. Wyeth, et al., No. 02-CV-227220C73, Super. Ct. of Just., Ont., Canada, is a purported Canadian class action seeking medical monitoring and damages. The Company has now been named as a defendant in 379 lawsuits involving 877 named plaintiffs. Of these lawsuits, 362 are individual product liability suits and 17 are purported class actions. The Company expects that additional PPA cases may be filed in the future against it and the other companies that marketed PPA-containing products.

          In the litigation involving allegations that the cumulative effect of thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism in children, one additional class action has been filed. Shadie, et al. v. Aventis Pasteur, Inc., et al., No. 02-1605, Ct. Com. Pleas, Lackawanna Cty., PA, is a purported nationwide class action for damages and injunctive relief. The Company has now been named as a defendant in 51 lawsuits involving 195 named plaintiffs. Of these lawsuits, 41 are individual product liability suits and 10 are purported class actions. The Company expects that additional thimerosal cases may be filed in the future against it and the other companies that marketed thimerosal-containing products.

          In connection with the proposed merger between Immunex Corporation and Amgen Inc., three putative class actions were filed naming as defendants, inter alia, the Company and certain executives of the Company who serve as members of the Immunex board. (Osher, et al. v. Immunex Corporation, et al., No. 01-2-35162-1 SEA, Super. Ct., King Cty., WA; Brody, et al. v. Immunex Corporation, et al., No. 01-2-35307-1 SEA, Super. Ct., King Cty., WA; Weiner, et al. v. Immunex Corporation, et al., No. 01-2-35458-2 SEA, Super. Ct., King Cty., WA.) The complaints alleged that the defendants had breached their fiduciary duties to the Immunex shareholders in agreeing to the merger with Amgen. On April 29, 2002, Immunex announced that the lawsuits had been settled, subject to court approval. The terms of the settlement, which are not material to the results of operations or financial position of the Company are described in a Current Report on Form 8-K filed by Immunex Corporation on April 30, 2002.

          The Company has been named as a defendant in an additional lawsuit alleging Medicare fraud arising out of the alleged manipulation of the Average Wholesale Price (AWP) of Medicare Part B "Covered Drugs." State of Nevada v. American Home Products Corporation, et al., No. CV02-01340, Dist. Ct., Washoe Cty., NV, was brought by the Nevada Attorney General and alleges that the state and its citizens have been injured by the defendants' alleged practice of inflating their AWP for pharmaceuticals. The AWP sets the reimbursement amount of Medicare Part B Covered Drugs and also is typically used in calculating Medicare rebates. The Complaint names sixteen other pharmaceutical manufacturers as co-defendants. It seeks injunctive relief and compensatory and punitive damages under Nevada state unfair and deceptive trade practices statutes, among others.

          The Company intends to continue to defend all of the foregoing litigation vigorously.

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

                  (10)      Deferred Compensation Plan, as amended to date.

                  (12)      Computation of Ratio of Earnings to Fixed Charges.



          (b)  Reports on Form 8-K
               -------------------

               The following Current Reports on Form 8-K were filed by the
               Company:

               o January 8, 2002 relating to an Amended and Restated Rights Agreement by and between the Company and The Bank of New York.

               o March 11, 2002 announcing that the Company formally changed its name to Wyeth.

               o March 13, 2002 to file the Company's 2001 Annual Report to Stockholders.

               o March 18, 2002 relating to the change in the Company's independent public accountants.

                                    Signature
                                    ---------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Wyeth
                                      -----
                                  (Registrant)


                              By /s/ Paul J. Jones
                              --------------------
                                  Paul J. Jones
                         Vice President and Comptroller
                           (Duly Authorized Signatory
                          and Chief Accounting Officer)



        Date: May 14, 2002

                                 Exhibit Index
                                 -------------


          Exhibit No.   Description
          -----------   -----------

             (10)       Deferred Compensation Plan, as amended to date.

             (12)       Computation of Ratio of Earnings to Fixed Charges.



                                      EX-1