Form 10-Q
period 2002-06-30
WYETH
filed 2002-08-08
CIK 5187

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

For the quarterly period ended                     Commission file number 1-1225
        June 30, 2002

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

                                                    Yes  X            No
                                                    ------            --


The number of shares of Common Stock outstanding as of the close of business on July 31, 2002:

                                                           Number of
                     Class                            Shares Outstanding
                     -----                            ------------------
       Common Stock, $0.33-1/3 par value                1,325,128,566

================================================================================

                             WYETH AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I  -  Financial Information                                             2

           Item 1. Consolidated Condensed Financial Statements:

                   Consolidated Condensed Balance Sheets -
                      June 30, 2002 and December 31, 2001                    3

                   Consolidated Condensed Statements of Operations -
                      Three and Six Months Ended June 30, 2002 and 2001      4

                   Consolidated Condensed Statements of Changes in
                      Stockholders' Equity - Six Months Ended June 30,
                      2002 and 2001                                          5

                   Consolidated Condensed Statements of Cash Flows -
                      Six Months Ended June 30, 2002 and 2001                6

                   Notes to Consolidated Condensed Financial Statements    7-14

           Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       15-25

Part II -  Other Information                                                26

           Item 1. Legal Proceedings                                      26-28

           Item 4. Submission of Matters to a Vote of Security-Holders      29

           Item 6. Exhibits and Reports on Form 8-K                       30-31

Signature                                                                   32

Exhibit Index                                                              EX-1



Items other than those listed above have been omitted because they are not applicable.

                         Part I - Financial Information
                         ------------------------------

WYETH AND SUBSIDIARIES

The consolidated condensed financial statements included herein have been prepared by Wyeth (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements include all adjustments necessary to present fairly the financial position of the Company as of June 30, 2002 and December 31, 2001, the results of operations for the three months and six months ended June 30, 2002 and 2001 and changes in stockholders' equity and cash flows for the six months ended June 30, 2002 and 2001. It is suggested that these consolidated condensed financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

As of January 1, 2002, the Company adopted new authoritative accounting guidance reflecting certain vendor allowances (i.e., cooperative advertising arrangements) as reductions of revenues instead of selling and marketing expenses. Financial information for all prior periods presented has been reclassified to comply with the income statement classification requirements of the new guidance.

As of January 1, 2002, the Company also adopted SFAS No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 did not have any impact on the Company during the 2002 first half. Refer to Note 1 of the Consolidated Condensed Financial Statements for disclosure relating to the implementation of SFAS No. 142.

                                      WYETH AND SUBSIDIARIES
                              CONSOLIDATED CONDENSED BALANCE SHEETS
                             (In Thousands Except Per Share Amounts)
                                           (Unaudited)
                                                                     June 30,       December 31,
                                                                       2002             2001
                                                                    -----------     ------------
ASSETS
Cash and cash equivalents                                            $1,644,874       $1,744,734
Marketable securities                                                 1,531,350        1,281,988
Accounts receivable less allowances                                   2,831,696        2,743,040
Inventories:
     Finished goods                                                     765,966          653,108
     Work in progress                                                   864,592          674,636
     Materials and supplies                                             448,226          427,227
                                                                    -----------     ------------
                                                                      2,078,784        1,754,971
Other current assets including deferred taxes                         1,877,894        2,242,020
                                                                    -----------     ------------
     Total Current Assets                                             9,964,598        9,766,753

Property, plant and equipment                                         9,333,798        8,944,451
     Less accumulated depreciation                                    2,886,946        2,662,291
                                                                    -----------     ------------
                                                                      6,446,852        6,282,160
Goodwill                                                              3,752,454        3,725,547
Other intangibles, net of accumulated amortization
  (June 30, 2002-$82,880 and December 31, 2001-$71,070)                 120,393          126,387
Other assets including deferred taxes                                 3,843,790        3,067,075
                                                                    -----------     ------------
     Total Assets                                                   $24,128,087      $22,967,922
                                                                    ===========     ============

LIABILITIES
Loans payable                                                        $3,405,839       $2,097,354
Trade accounts payable                                                  583,246          672,457
Dividends payable                                                       304,732                -
Accrued expenses                                                      3,356,135        4,257,523
Accrued federal and foreign taxes                                        68,148          229,847
                                                                    -----------     ------------
     Total Current Liabilities                                        7,718,100        7,257,181

Long-term debt                                                        7,427,719        7,357,277
Accrued postretirement benefit obligations other than pensions          948,707          925,098
Other noncurrent liabilities                                          3,195,080        3,355,793

STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share                 47               51
Common stock, par value $0.33-1/3 per share                             441,614          440,190
Additional paid-in capital                                            4,494,114        4,295,051
Retained earnings                                                       616,949          170,309
Accumulated other comprehensive loss                                   (714,243)        (833,028)
                                                                    -----------     ------------
     Total Stockholders' Equity                                       4,838,481        4,072,573
                                                                    -----------     ------------
     Total Liabilities and Stockholders' Equity                     $24,128,087      $22,967,922
                                                                    ===========     ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                         WYETH AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (In Thousands Except Per Share Amounts)
                                               (Unaudited)
                                                      Three Months                    Six Months
                                                     Ended June 30,                 Ended June 30,
                                                ------------------------       ------------------------
                                                   2002          2001             2002          2001
                                                ----------    ----------       ----------    ----------
Net Revenue                                     $3,502,848    $3,183,393       $7,146,369    $6,600,677
                                                ----------    ----------       ----------    ----------
Cost of goods sold                                 887,215       791,041        1,689,394     1,589,644
Selling, general and administrative expenses     1,310,100     1,258,428        2,580,384     2,512,004
Research and development expenses                  526,867       477,533        1,007,073       928,522
Interest expense, net                               55,621        49,554          108,959        53,493
Other income, net                                  (48,690)      (25,053)        (133,338)      (95,864)
                                                ----------    ----------       ----------    ----------

Income before federal and foreign taxes            771,735       631,890        1,893,897     1,612,878
Provision for federal and foreign taxes            171,876       154,894          422,118       402,328
                                                ----------    ----------       ----------    ----------


Net Income                                        $599,859      $476,996       $1,471,779    $1,210,550
                                                ==========    ==========       ==========    ==========


Basic earnings per share                             $0.45         $0.36            $1.11         $0.92
                                                ==========    ==========       ==========    ==========


Diluted earnings per share                           $0.45         $0.36            $1.10         $0.91
                                                ==========    ==========       ==========    ==========



Dividends paid per share of common stock             $0.23         $0.23            $0.46         $0.46
                                                ==========    ==========       ==========    ==========


Dividends declared per share of common stock         $0.46         $0.46            $0.69         $0.69
                                                ==========    ==========       ==========    ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                      WYETH AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (In Thousands Except Per Share Amounts)
                                                            (Unaudited)
Six Months Ended June 30, 2002:
                                               $2.00                                                Accumulated
                                            Convertible                Additional                      Other            Total
                                             Preferred      Common      Paid-in       Retained     Comprehensive    Stockholders'
                                               Stock        Stock       Capital       Earnings         Loss             Equity
                                            -----------    --------    ----------    ----------    -------------    -------------
Balance at January 1, 2002                          $51    $440,190    $4,295,051      $170,309        ($833,028)     $4,072,573

Net income                                                                            1,471,779                        1,471,779
Currency translation adjustments                                                                         152,093         152,093
Unrealized losses on derivative
     contracts                                                                                           (25,764)        (25,764)
Unrealized losses on marketable
     securities                                                                                           (7,544)         (7,544)
                                                                                                                    ------------
     Comprehensive income                                                                                              1,590,564
                                                                                                                    ------------

Cash dividends declared (1)                                                            (914,172)                        (914,172)
Purchases of common stock for treasury                         (667)       (5,472)     (107,788)                        (113,927)
Common stock issued for stock options                         1,956       184,773                                        186,729
Other exchanges                                      (4)        135        19,762        (3,179)                          16,714
                                            -----------    --------    ----------    ----------    -------------    ------------
Balance at June 30, 2002                            $47    $441,614    $4,494,114      $616,949        ($714,243)     $4,838,481
                                            ===========    ========    ==========    ==========    =============    ============


Six Months Ended June 30, 2001:
                                               $2.00                                                Accumulated
                                            Convertible                Additional                      Other            Total
                                             Preferred      Common      Paid-in      Accumulated   Comprehensive    Stockholders'
                                               Stock        Stock       Capital        Deficit         Loss             Equity
                                            -----------    --------    ----------    -----------   -------------    -------------
Balance at January 1, 2001                          $55    $437,258    $3,952,457     ($899,118)       ($672,559)     $2,818,093

Net income                                                                            1,210,550                        1,210,550
Currency translation adjustments                                                                        (155,729)       (155,729)
Unrealized gains on derivative
     contracts                                                                                            16,135          16,135
Unrealized gains on marketable
     securities                                                                                            1,878           1,878
                                                                                                                    ------------
     Comprehensive income                                                                                              1,072,834
                                                                                                                    ------------

Cash dividends declared (2)                                                            (907,287)                        (907,287)
Common stock issued for stock options                         1,548       127,337                                        128,885
Other exchanges                                      (2)        102        12,514        (2,724)                           9,890
                                            -----------    --------    ----------    ----------    -------------    ------------
Balance at June 30, 2001                            $53    $438,908    $4,092,308     ($598,579)       ($810,275)     $3,122,415
                                            ===========    ========    ==========    ==========    =============    ============

(1)   Includes the 2002 third quarter common stock cash dividend of $0.23 per share ($304,713 in the aggregate) declared on
      June 20, 2002 and payable on September 1, 2002, and the 2002 second and third quarter preferred stock cash dividends of $0.50 per share ($19 in the aggregate) paid on July 1, 2002 and payable on October 1, 2002, respectively.

(2)   Includes the 2001 third quarter common stock cash dividend of $0.23 per share ($302,847 in the aggregate) declared on
      June 21, 2001 and paid on September 1, 2001, and the 2001 second and third quarter preferred stock cash dividends of
      $0.50 per share ($21 in the aggregate) paid on July 1, 2001 and October 1, 2001, respectively.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      WYETH AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (In Thousands)
                                           (Unaudited)
                                                                             Six Months
                                                                           Ended June 30,
                                                                       2002              2001
                                                                    ----------        ----------
Operating Activities
--------------------
Net income                                                          $1,471,779        $1,210,550
Adjustments to reconcile net income to net cash
  used for operating activities:
   Gains on sales of assets                                           (105,908)         (102,577)
   Depreciation and amortization                                       242,131           294,924
   Deferred income taxes                                                69,071           163,360
   Changes in working capital, net                                    (372,503)           55,314
   Diet drug litigation payments                                      (895,919)       (5,948,929)
   Security fund deposit                                              (415,000)                -
   Other items, net                                                   (314,070)          (52,058)
                                                                    ----------        ----------
Net cash used for operating activities                                (320,419)       (4,379,416)
                                                                    ----------        ----------

Investing Activities
--------------------
Purchases of property, plant and equipment                            (787,684)         (843,225)
Proceeds from sales of assets                                          412,132           253,350
Proceeds from sales and maturities of marketable securities          1,294,609           114,298
Purchases of marketable securities                                  (1,543,971)         (529,147)
                                                                    ----------        ----------
Net cash used for investing activities                                (624,914)       (1,004,724)
                                                                    ----------        ----------

Financing Activities
--------------------
Net proceeds from debt                                               1,377,224         5,626,438
Dividends paid                                                        (609,440)         (604,419)
Purchases of common stock for treasury                                (113,927)                -
Exercises of stock options                                             186,729           128,885
                                                                    ----------        ----------
Net cash provided from financing activities                            840,586         5,150,904
                                                                    ----------        ----------
Effects of exchange rates on cash balances                               4,887           (17,721)
                                                                    ----------        ----------
Decrease in cash and cash equivalents                                  (99,860)         (250,957)
Cash and cash equivalents, beginning of period                       1,744,734         2,644,306
                                                                    ----------        ----------
Cash and cash equivalents, end of period                            $1,644,874        $2,393,349
                                                                    ==========        ==========


Supplemental Information
------------------------
Interest payments                                                     $183,612          $120,469
Income tax payments, net of refunds                                    295,239           241,287

The accompanying notes are an integral part of these consolidated condensed financial statements.


                             WYETH AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Goodwill and Other Intangibles
          ------------------------------

          Transitional Disclosure:
          On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. With the adoption of SFAS No. 142, goodwill and other intangibles with indefinite lives are no longer being amortized but are subject to at least an annual assessment for impairment by applying a fair-value based test. Other intangibles with finite lives continue to be amortized.

          SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level at adoption utilizing a two step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of the reporting unit exceeds its fair value, the goodwill of the reporting unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

          In connection with adopting the standard as of January 1, 2002, the Company completed step one of the test for impairment during the 2002 second quarter and determined that there was no impairment of the recorded goodwill.

          The Company's other intangibles, which all have finite lives, have carrying values of $120.4 million and $126.4 million at June 30, 2002 and December 31, 2001, respectively and are being amortized over their estimated useful lives ranging from three to 10 years.

          The following table presents net income and basic and diluted earnings per share for the three and six months ended June 30, 2002 and 2001 to reflect the adoption of SFAS No. 142 as of January 1, 2002.

                                                           Three Months                Six Months
                                                          Ended June 30,             Ended June 30,
                                                       --------------------     ------------------------
          (In thousands, except per share amounts)       2002        2001          2002          2001
          ----------------------------------------     --------    --------     ----------    ----------
          As-reported net income                       $599,859    $476,996     $1,471,779    $1,210,550
          Add back: goodwill amortization                     -      38,220              -        76,933
                                                       --------    --------     ----------    ----------
          Adjusted net income                          $599,859    $515,216     $1,471,779    $1,287,483
                                                       ========    ========     ==========    ==========

          Basic earnings per share:
          As-reported                                     $0.45       $0.36          $1.11         $0.92
          Goodwill amortization                               -        0.03              -          0.06
                                                       --------    --------     ----------    ----------
          Adjusted                                        $0.45       $0.39          $1.11         $0.98
                                                       ========    ========     ==========    ==========

          Diluted earnings per share:
          As-reported                                     $0.45       $0.36          $1.10         $0.91
          Goodwill amortization                               -        0.03              -          0.06
                                                       --------    --------     ----------    ----------
          Adjusted                                        $0.45       $0.39          $1.10         $0.97
                                                       ========    ========     ==========    ==========

                             WYETH AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          Goodwill:
          The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2002, are as follows:

                                                                     Consumer
          (In thousands)                       Pharmaceuticals      Healthcare        Total
          --------------------------------     ---------------      ----------      ----------
          Balance at January 1, 2002              $3,136,543         $589,004       $3,725,547
          Currency translation adjustments            26,041              866           26,907
                                                  ----------         --------       ----------
          Balance as of June 30, 2002             $3,162,584         $589,870       $3,752,454
                                                  ==========         ========       ==========


Note 2.   Credit Facilities
          -----------------

          At June 30, 2002, the Company had commercial paper outstanding of $6,138.4 million. The commercial paper outstanding was supported by $4,000.0 million of credit facilities, as follows:

          o In March 2002, the Company renewed its $3,000.0 million credit facility for an additional 364-day term. Any borrowings under the $3,000.0 million, 364-day credit facility that are outstanding upon its termination in March 2003 are extendible by the Company for an additional year. The portion of commercial paper outstanding at June 30, 2002 supported by the $3,000.0 million, 364-day credit facility was classified as Long-term debt since the Company intends, and has the ability, to refinance these obligations through the issuance of additional commercial paper or through the use of its $3,000.0 million credit facility.

          o Also in March 2002, the Company reduced the $2,000.0 million credit facility to $1,000.0 million, which terminated on July 31, 2002. Since the $1,000.0 million credit facility terminated on July 31, 2002, commercial paper outstanding of $1,000.0 million, supported by this facility, was classified as current debt in Loans payable at June 30, 2002.

          The remaining balance of $2,138.4 million (which is classified as current debt in Loans payable because it is not supported by the credit facilities) is supported by $3,176.2 million of cash and cash equivalents and marketable securities.

          On August 8, 2002, following the termination of the Company's $1,000.0 million credit facility, the Company obtained a 364-day $2,000.0 million credit facility, which contemplates a potential increase to $3,000.0 million if the Company so requests and lenders agree to participate. The facility will be reduced to 66.67% of its committed amount on December 31, 2002 and to 33.34% of its committed amount on May 8, 2003. In addition, in the event the Company enters into certain alternative financings or asset sales, the committed amount will be reduced by the amount of proceeds received therefrom.

                             WYETH AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

          On July 9, 2002, findings from the Women's Health Initiative (WHI) study evaluating hormone replacement therapy were released and the subset of the study involving use of the Company's PREMPRO product was stopped early. This subset was stopped early because, according to the predefined stopping rule, the increased risk of breast cancer and cardiovascular events exceeded the specified long-term benefits. Since that announcement, the Company has been named in six putative class action lawsuits. Four of the six putative class actions seek to represent a nationwide class of all women who have ever purchased or ingested PREMPRO and seek, on behalf of the class, purchase price refunds, personal injury damage, medical monitoring expenses and an order requiring the Company to inform the public of the reported risks of PREMPRO. The other two putative class actions each seek to represent a class of Pennsylvania women who have ingested the drug and seek purchase price refunds and medical monitoring expenses on behalf of the class. The Company expects that additional PREMPRO cases may be filed in the future. At this time, the Company is unable to determine any possible range of loss relating to the PREMPRO litigation and has not established any reserve with respect to any such litigation, but expects to incur costs in connection with the defense of the PREMPRO litigation. The Company believes it has meritorious defenses against these claims and intends to vigorously defend any PREMPRO litigation.

          The nationwide class action settlement to resolve litigation brought against the Company regarding use of the diet drugs REDUX or PONDIMIN received final judicial approval effective January 3, 2002. The Company recorded an initial litigation charge of $4,750.0 million, net of insurance, in connection with the REDUX and PONDIMIN litigation in 1999, an additional charge of $7,500.0 million in 2000, and a third litigation charge of $950.0 million in the 2001 third quarter. These charges are intended to cover the total amount required to resolve all diet drug litigation, including anticipated funding requirements for the nationwide, class action settlement, anticipated costs to resolve the claims of any members of the settlement class who in the future may exercise an intermediate or back-end opt out right, costs to resolve the claims of PPH claimants and initial opt out claimants, and administrative and litigation expenses.

          During the 2002 first half, payments to the nationwide, class action settlement funds, individual settlement payments, legal fees and other costs totaling $895.9 million were paid and applied against the litigation accrual. As of June 30, 2002, $961.8 million of the litigation accrual remained.

          On January 18, 2002, as collateral for the Company's financial obligations under the settlement, the Company established a security fund in the amount of $370.0 million and recorded such amount in Other assets including deferred taxes. In April 2002, pursuant to an agreement among the Company, class counsel and representatives of the settlement

                             WYETH AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          trust, an additional $45.0 million, also included in Other assets including deferred taxes, was added to the security fund, bringing the total amount in the security fund to $415.0 million. The funds are owned by the Company and will earn interest income for the Company while residing in the security fund. The Company will be required to deposit an additional $180.0 million in the security fund if the Company's credit rating, as reported by both Moody's and Standard & Poor's (S&P), falls below investment grade.

          Under the terms of the nationwide class action settlement, the period during which class members could register to receive a screening echocardiogram from the settlement trust ended on August 1, 2002. Those echocardiograms, as well as echocardiograms that class members choose to receive on their own outside the settlement, must be completed by January 3, 2003, unless that date is extended by the court. Class members whose echocardiograms demonstrate FDA-positive levels of heart valve regurgitation (mild or greater aortic valve regurgitation or moderate or greater mitral valve regurgitation) must elect either to remain in the settlement or to withdraw from the settlement and proceed as an intermediate opt-out (with specific rights and limitations defined in the settlement) by May 3, 2003. Based upon the information available at this time, the Company believes that the balance remaining in its reserves will be adequate to cover the remaining obligations relating to the diet drug litigation. However, in light of the inherent uncertainty in estimating litigation exposure and the fact that substantial additional information will become available in the coming months, it is possible that additional reserves will be required.

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


Note 4.   Restructuring Programs
          ----------------------

          In December 1998, the Company recorded a special charge for restructuring and related asset impairments of $321.2 million to recognize costs of the reorganization of its worldwide supply chains and U.S. distribution systems, and the globalization of certain business units. The restructuring will ultimately result in the elimination of approximately 3,900 positions worldwide offset, in part, by 1,000 newly created positions in the same functions at other locations. At June 30, 2002, approximately 3,830 positions had been eliminated, and two distribution centers owned by the Company and a leased distribution center had been closed. The Company anticipates closing a total of 14 manufacturing plants, of which eight were closed in 2000 and two were closed during 2001. The Company currently anticipates utilizing most of the remainder of the restructuring accruals in 2002, assuming no further delays in regulatory approval.

                             WYETH AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The activity in the restructuring accruals was as follows:

                                                        Personnel   Other Closure/
          (In thousands)                                  Costs       Exit Costs      Total
          -------------------------------------------   ---------   --------------   -------
          Restructuring accruals at December 31, 2001    $9,037        $30,619       $39,656
          Cash expenditures                                (948)        (5,002)       (5,950)
                                                         ------        -------       -------
          Restructuring accruals at June 30, 2002        $8,089        $25,617       $33,706
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

                                                  Net Revenue (1)
                                   --------------------------------------------
                                       Three Months             Six Months
                                      Ended June 30,          Ended June 30,
          ($ in millions)          --------------------    --------------------
          Operating Segment          2002        2001        2002        2001
          -----------------------  --------    --------    --------    --------
          Pharmaceuticals          $3,009.7    $2,694.0    $6,158.8    $5,573.3
          Consumer Healthcare         493.1       489.4       987.6     1,027.4
                                   --------    --------    --------    --------

          Total                    $3,502.8    $3,183.4    $7,146.4    $6,600.7
                                   ========    ========    ========    ========


                                             Income Before Taxes (2)
                                   --------------------------------------------
                                       Three Months             Six Months
                                      Ended June 30,          Ended June 30,
          ($ in millions)          --------------------    --------------------
          Operating Segment          2002        2001        2002        2001
          -----------------------  --------    --------    --------    --------
          Pharmaceuticals            $736.6      $601.2    $1,809.8    $1,516.7
          Consumer Healthcare (3)     143.4       112.1       302.9       236.1
                                     ------      ------    --------    --------
                                      880.0       713.3     2,112.7     1,752.8
          Corporate                  (108.3)      (81.4)     (218.8)     (139.9)
                                     ------      ------    --------    --------
          Total                      $771.7      $631.9    $1,893.9    $1,612.9
                                     ======      ======    ========    ========

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

          (2) In accordance with new authoritative accounting guidance, adopted as of January 1, 2002, the Company has ceased amortizing goodwill. The 2001 second quarter goodwill amortization was as

                             WYETH AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

               follows: Pharmaceuticals - $34.1 and Consumer Healthcare - $5.9. The 2001 first half goodwill amortization was as follows:
               Pharmaceuticals - $68.7 and Consumer Healthcare - $11.9.

          (3) Consumer Healthcare includes gains of $40.3 and $73.9 in the 2002 second quarter and first half, respectively, related to a class action settlement regarding price fixing by certain vitamin suppliers.


Note 6.   Earnings per Share
          ------------------

          The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                          Three Months                 Six Months
                                                         Ended June 30,              Ended June 30,
                                                     ----------------------     ------------------------
          (In thousands except per share amounts)      2002         2001           2002          2001
          ---------------------------------------    ---------    ---------     ----------    ----------
          Net income less preferred dividends         $599,840     $476,975     $1,471,750    $1,210,518
          Denominator:
            Average number of common shares
              outstanding                            1,325,989    1,316,008      1,324,970     1,314,938
                                                     ---------    ---------     ----------    ----------

          Basic earnings per share                       $0.45        $0.36          $1.11         $0.92
                                                     =========    =========     ==========    ==========

          Net income                                  $599,859     $476,996     $1,471,779    $1,210,550
          Denominator:
            Average number of common shares
              outstanding                            1,325,989    1,316,008      1,324,970     1,314,938
            Common stock equivalents of
              outstanding stock options and
              deferred common stock awards              10,307       14,649         12,437        14,423
                                                     ---------    ---------     ----------    ----------
          Total shares                               1,336,296    1,330,657      1,337,407     1,329,361
                                                     ---------    ---------     ----------    ----------

          Diluted earnings per share                     $0.45        $0.36          $1.10         $0.91
                                                     =========    =========     ==========    ==========


Note 7.   Sale of Rhode Island Facility
          -----------------------------

          During the first quarter of 2002, Wyeth completed the sale of a manufacturing plant located in West Greenwich, Rhode Island, to Immunex Corporation (subsequently acquired by Amgen Inc.) for $487.8 million. The Company received $189.2 million of these proceeds in 2001 and the remaining $298.6 million during the 2002 first quarter. The Company did not recognize a gain on this transaction because the facility was sold at net book value. The facility will be dedicated to expand the production capacity of ENBREL.

                             WYETH AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8.   Acquisition of Immunex by Amgen
          -------------------------------

          Prior to July 15, 2002, the Company was the beneficial owner of 223,378,088 shares of common stock of Immunex Corporation (Immunex). On July 15, 2002, Amgen Inc. (Amgen) completed its acquisition of Immunex. Under the terms of the acquisition, each share of Immunex common stock was exchanged for 0.44 shares of Amgen common stock and $4.50 in cash. Accordingly, the Company received 98,286,359 shares of Amgen common stock, representing approximately 7.7% of Amgen's outstanding common stock, and $1,005.0 million in cash in exchange for all of its shares of Immunex common stock.

          Pursuant to the terms of the acquisition, the Company and Amgen agreed to certain standstill, voting, lock-up and sale volume limitation provisions with respect to the Amgen common stock received by the Company. Included in these limitations is a 90-day lock-up period from the closing date of the transaction (July 15, 2002) where the Company is prohibited from disposing of its Amgen investment. Subsequent to the 90-day lock-up, the Company is prohibited, with certain exceptions, from disposing of greater than an aggregate of 20,000,000 shares of Amgen common stock in any calendar quarter.

          The Company and Amgen will continue to co-promote ENBREL in the United States and Canada with the Company having exclusive international rights to ENBREL. The financial aspects of the existing licensing and marketing rights to ENBREL remain unchanged.


Note 9.   Pending Sale of Lederle Generic Injectable Business
          ---------------------------------------------------

          A definitive agreement has been signed with Baxter Healthcare Corporation for the sale of certain assets related to the Company's generic human injectable pharmaceuticals business. Under the terms of the agreement, which is subject to customary conditions to closing, including certain regulatory approvals, the Company will receive approximately $305.0 million in cash at closing.


Note 10.  Summary of Significant Accounting Policies
          ------------------------------------------

          The following policies are in addition to those disclosed in Footnote 1 of the 2001 Annual Report on Form 10-K:

          Property, Plant and Equipment is carried at cost. Depreciation is provided over the estimated useful lives of the related assets, principally on the straight-line method, as follows:

                  Buildings                           10 - 50 years
                  Machinery and Equipment              3 - 20 years

                             WYETH AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          Research and Development Expenses are expensed as incurred. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life. Amounts capitalized for such payments are included in Other intangibles, net of accumulated amortization.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2002

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

Worldwide net revenue for the 2002 second quarter and first half was 10% and 8% higher, respectively, compared with prior period levels. The increase in worldwide net revenue for the 2002 second quarter and first half was due primarily to higher worldwide net revenue of human pharmaceuticals. There was no foreign exchange impact on worldwide net revenue for the 2002 second quarter, however, excluding the negative impact of foreign exchange for the 2002 first half, worldwide net revenue increased 9%.

The following table sets forth worldwide net revenue results by operating segment together with the percentage changes from the comparable period in the prior year:

                                  Net Revenue
                            -----------------------
                                 Three Months
                                Ended June 30,
($ in millions)             -----------------------
Operating Segment             2002           2001          % Increase
-------------------         --------       --------        ----------
Pharmaceuticals             $3,009.7       $2,694.0               12%
Consumer Healthcare            493.1          489.4                1%
                            --------       --------        ----------
Total                       $3,502.8       $3,183.4               10%
                            ========       ========        ==========


                                  Net Revenue
                            -----------------------
                                  Six Months
                                Ended June 30,
($ in millions)             -----------------------        % Increase
Operating Segment             2002           2001          (Decrease)
-------------------         --------       --------        ----------
Pharmaceuticals             $6,158.8       $5,573.3               11%
Consumer Healthcare            987.6        1,027.4              (4)%
                            --------       --------        ----------
Total                       $7,146.4       $6,600.7                8%
                            ========       ========        ==========


Pharmaceuticals
---------------

Worldwide pharmaceutical net revenue increased 12% for the 2002 second quarter and 11% for the 2002 first half due primarily to higher sales of human pharmaceuticals. There was no foreign exchange impact on worldwide pharmaceutical net revenue for the 2002 second quarter, however, for the 2002 first half, worldwide pharmaceutical net revenue increased 12%, excluding the negative impact of foreign exchange.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2002

Worldwide human pharmaceutical net revenue increased 13% for the 2002 second quarter and 11% for the 2002 first half due primarily to higher sales of EFFEXOR (as a result of higher volume caused by an increase in prescriptions and a wholesalers' buy-in before a price increase), PROTONIX and CORDARONE offset, in part, by lower sales of PREVNAR (due primarily to constraints on finished product availability) and generic products (discontinuance of certain oral generics). Refer to the "Product Supply" section herein for further discussion of PREVNAR product availability issues. There was no foreign exchange impact on worldwide human pharmaceutical net revenue for the 2002 second quarter, however, worldwide human pharmaceutical net revenue increased 12% for the 2002 first half, excluding the negative impact of foreign exchange.

The following table sets forth the significant human pharmaceutical net revenue product fluctuations for the three and six months ended June 30, 2002 compared to the same periods in the prior year:

                                 Three Months                Six Months
                                Ended June 30,             Ended June 30,
                            -----------------------    -----------------------
($ in millions)             $ Increase   % Increase    $ Increase   % Increase
Products                    (Decrease)   (Decrease)    (Decrease)   (Decrease)
--------------------------- ----------   ----------    ----------   ----------
EFFEXOR                         $249.2          70%        $359.8          54%
PROTONIX                          60.1          45%         147.0          50%
CORDARONE                         15.3          25%          95.0          89%
PREVNAR                          (46.6)       (24)%        (106.0)       (26)%
Oral generics                    (45.2)      (100)%         (93.3)      (100)%
Other                             81.0           5%         181.9           5%
                                ------       ------        ------       ------

Total human pharmaceuticals     $313.8          13%        $584.4          11%
                                ======       ======        ======       ======


Worldwide animal health product net revenue increased 1% for the 2002 second quarter and was flat for the 2002 first half as domestic sales of the West Nile Virus vaccine (introduced in the 2001 third quarter) were offset by decreased sales of ProHeart 6.


Consumer Healthcare
-------------------

Worldwide consumer healthcare net revenue increased 1% for the 2002 second quarter and decreased 4% for the 2002 first half. The increase for the 2002 second quarter was due primarily to higher sales of the CENTRUM product line and various other products offset, in part, by lower sales of ADVIL and cough/cold/allergy products. The decrease for the 2002 first half was due primarily to lower sales of cough/cold/allergy products, CALTRATE and ADVIL offset, in part, by higher sales of the CENTRUM product line. There was no foreign exchange impact on worldwide consumer healthcare net revenue for either the 2002 second quarter or first half.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2002

The following table sets forth the significant consumer healthcare net revenue product fluctuations for the three and six months ended June 30, 2002 compared to the same periods in the prior year:


                                 Three Months                Six Months
                                Ended June 30,             Ended June 30,
                            -----------------------    -----------------------
($ in millions)             $ Increase   % Increase    $ Increase   % Increase
Products                    (Decrease)   (Decrease)    (Decrease)   (Decrease)
--------------------------- ----------   ----------    ----------   ----------
CENTRUM                           $5.6           4%         $17.1           7%
ADVIL                             (7.9)        (7)%          (4.0)        (2)%
CALTRATE                          (0.6)        (2)%          (6.7)       (10)%
Cough/cold/allergy products       (6.3)        (9)%         (42.1)       (23)%
Other                             12.9           9%          (4.1)        (1)%
                                  ----         ----        ------        -----

Total consumer healthcare         $3.7           1%        ($39.8)        (4)%
                                  ====         ====        ======        =====


The following table sets forth the percentage changes in worldwide net revenue by operating segment compared to the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

                               % Increase (Decrease)                      % Increase (Decrease)
                          Three Months Ended June 30, 2002            Six Months Ended June 30, 2002
                       ---------------------------------------    ---------------------------------------
                                        Foreign       Total                        Foreign       Total
                       Volume   Price   Exchange   Net Revenue    Volume   Price   Exchange   Net Revenue
                       ------   -----   --------   -----------    ------   -----   --------   -----------
Pharmaceuticals
-------------------
United States           10%      4%         -          14%          8%      6%         -          14%
International            6%      1%         -           7%          6%      1%        (2)%         5%
                       ----      --        --         ----        ----      --        ----       ----
Total                    9%      3%         -          12%          8%      4%        (1)%        11%
                       ====      ==        ==         ====        ====      ==        ====       ====

Consumer Healthcare
-------------------
United States          (6)%      2%         -         (4)%        (8)%      1%         -         (7)%
International            6%      3%        1%          10%          1%      2%        (1)%         2%
                       ----      --        --         ----        ----      --        ----       ----
Total                  (1)%      2%         -           1%        (5)%      1%         -         (4)%
                       ====      ==        ==         ====        ====      ==        ====       ====

Total
-------------------
United States            7%      4%         -          11%          6%      5%         -          11%
International            6%      1%        1%           8%          5%      1%        (2)%         4%
                       ----      --        --         ----        ----      --        ----       ----
Total                    7%      3%         -          10%          5%      4%        (1)%         8%
                       ====      ==        ==         ====        ====      ==        ====       ====


Cost of goods sold, as a percentage of Net revenue, increased less than one percentage point to 25.3% for the 2002 second quarter compared with 24.8% for the 2001 second quarter and decreased to 23.6% for the 2002 first half compared to 24.1% for the 2001 first half. The increase in Cost of goods sold, as a percentage of Net revenue, for the 2002 second quarter is attributable to the costs of addressing various manufacturing issues as described in the "Product Supply" section, herein. The decrease for the first half was due primarily to an increase in sales volume on higher margin products and the discontinuance of the lower margin oral generics business in the pharmaceuticals segment, as well as an impact relating to increased alliance revenue recorded in 2002 net revenue compared to 2001 net revenue. There are no costs of

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2002

goods sold relating to alliance revenue, and therefore any net revenue fluctuations impacted by alliance revenue also impact gross margins. The decrease of Cost of goods sold, as a percentage of Net revenue, for the 2002 first half, was partially offset by the costs of addressing various manufacturing issues experienced in the second quarter.

Selling, general and administrative expenses, as a percentage of Net revenue, decreased to 37.4% for the 2002 second quarter and 36.1% for the 2002 first half compared with 38.3% for the 2001 second quarter and 36.8% for the 2001 first half (excluding the effect of goodwill amortization). The decrease was primarily due to net revenue growth outpacing spending for various selling and marketing programs.

Research and development expenses increased 10% for the 2002 second quarter and 8% for the 2002 first half due primarily to increased headcount and other research operating expenses, including higher chemical and material costs, clinical grant spending and cost sharing expenditures relating to pharmaceutical collaborations offset, in part, by lower payments under licensing agreements.

Interest expense, net increased 12% for the 2002 second quarter and over 100% in the 2002 first half due primarily to higher weighted average debt outstanding and lower interest income, as compared with prior year levels. Weighted average debt outstanding during the 2002 second quarter and first half was $10,375.3 million and $10,154.8 million, respectively compared with prior year levels of $7,511.6 million and $5,720.8 million, respectively. The impact of higher debt outstanding was partially offset by lower interest rates on outstanding commercial paper.

Other income, net increased 94% for the 2002 second quarter and 39% for the 2002 first half due primarily to a class action settlement regarding price fixing by certain vitamin suppliers and higher gains on sales of non-strategic assets.

The following table sets forth worldwide income before taxes by operating segment together with the percentage changes from the comparable period in the prior year:

                                                 Income Before Taxes (1)
                           ---------------------------------------------------------------------
                                    Three Months                          Six Months
                                   Ended June 30,                       Ended June 30,
                           ------------------------------     ----------------------------------
($ in millions)
Operating Segment           2002      2001     % Increase       2002        2001      % Increase
-----------------------    ------    ------    ----------     --------    --------    ----------
Pharmaceuticals            $736.6    $601.2        23%        $1,809.8    $1,516.7        19%
Consumer Healthcare (2)     143.4     112.1        28%           302.9       236.1        28%
                           ------    ------    ----------     --------    --------    ----------
                            880.0     713.3        23%         2,112.7     1,752.8        21%

Corporate                  (108.3)    (81.4)       33%          (218.8)     (139.9)       56%
                           ------    ------    ----------     --------    --------    ----------

Total                      $771.7    $631.9        22%        $1,893.9    $1,612.9        17%
                           ======    ======    ==========     ========    ========    ==========


(1) In accordance with new authoritative accounting guidance, adopted as of January 1, 2002, the Company has ceased amortizing goodwill. The 2001 second quarter goodwill amortization was as follows: Pharmaceuticals - $34.1 and Consumer Healthcare - $5.9. The 2001 first half goodwill amortization was as follows: Pharmaceuticals - $68.7 and Consumer Healthcare - $11.9. Excluding goodwill amortization from the 2001

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2002

     second quarter and first half results, Pharmaceuticals and Consumer Healthcare income before taxes increased 16% and 22%, respectively, for the 2002 second quarter and 14% and 22%, respectively, for the 2002 first half.

(2) Consumer Healthcare includes gains of $40.3 and $73.9 in the 2002 second quarter and first half, respectively, related to a class action settlement regarding price fixing by certain vitamin suppliers. Excluding the settlement gains from the 2002 second quarter and first half results, Consumer Healthcare income before taxes decreased 8% and 3%, respectively.


Worldwide pharmaceutical income before taxes increased 16% for the 2002 second quarter and 14% for the 2002 first half (excluding goodwill amortization from the 2001 second quarter and first half) due primarily to increased worldwide sales of human pharmaceuticals and lower selling, general and administrative expenses as a percentage of net revenue offset, in part, by higher research and development expenses and lower other income, net (primarily lower gains on sales of non-strategic assets).

Worldwide consumer healthcare income before taxes increased 22% for the 2002 second quarter and first half (excluding goodwill amortization from the 2001 second quarter and first half) while consumer healthcare net sales increased 1% for the 2002 second quarter and decreased 4% for the 2002 first half. This difference is primarily attributable to the class action settlement gain recorded in the 2002 first half relating to price fixing by certain vitamin suppliers, higher gains on asset sales and lower selling, general and administrative expenses as a percentage of net sales.

Corporate expenses, net, increased 33% for the 2002 second quarter and 56% for the 2002 first half due primarily to higher interest expense, resulting from higher weighted average debt outstanding and lower interest income, and higher general and administrative expenses.

The effective tax rate decreased to 22.3% for both the 2002 second quarter and first half compared with 23.3% and 24.0% for the 2001 second quarter and first half (excluding the effect of goodwill amortization). The tax rate reduction occurring in the 2002 second quarter and first half was primarily due to an increased benefit from products manufactured in lower taxed jurisdictions.


Consolidated Net Income and Diluted Earnings Per Share Results
--------------------------------------------------------------

Net income and diluted earnings per share for the 2002 second quarter increased to $599.9 million and $0.45 compared with $477.0 million and $0.36 in the prior year, increases of 26% and 25%, respectively. On January 1, 2002, the Company adopted SFAS No. 142, which eliminated the amortization of goodwill. Excluding the after-tax goodwill amortization of $38.2 million and $0.03 per share-diluted from the 2001 second quarter results, net income and diluted earnings per share for the 2002 second quarter increased 16% and 15%, respectively. The increases in net income and diluted earnings per share for the 2002 second quarter were greater than the growth rate in net revenue due primarily to lower selling, general and administrative expenses as a percentage of net revenue, higher other income, net and a lower effective tax rate as a result of products manufactured in lower taxed jurisdictions.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2002

Net income and diluted earnings per share for the 2002 first half increased to $1,471.8 million and $1.10 compared with $1,210.6 million and $0.91 in the prior year, increases of 22% and 21%, respectively. Excluding the after-tax goodwill amortization of $76.9 million and $0.06 per share-diluted from the 2001 first half results, net income and diluted earnings per share for the 2002 second quarter increased 14% and 13%, respectively. The same items that impacted the 2002 second quarter difference in growth rates between net revenue and net income contributed to the differential for the 2002 first half. In addition, 2002 first half growth rates were impacted by higher interest expense.


Liquidity, Financial Condition and Capital Resources
----------------------------------------------------

The Company used net cash for operating activities totaling $320.4 million during the 2002 first half. Driving the cash outflows were payments of $895.9 million relating to the diet drug litigation (see Note 3 to the Consolidated Condensed Financial Statements), payments of $415.0 million to a security fund as collateral for the Company's financial obligations under the diet drug settlement, payments made on outstanding payables and accrued expenses totaling $90.4 million and an increase in inventories of $289.3 million due primarily to production planning. These outflows more than offset earnings generated during the period.

The Company used $787.7 million of cash during the 2002 first half for investments in property, plant and equipment. The capital expenditures made during the 2002 first half were consistent with the Company's commitment to expand existing manufacturing and research and development facilities worldwide, and build new biotechnology facilities. The Company received investment proceeds through the sales and maturities of marketable securities and the sales of assets totaling $1,706.7 million. Included in the proceeds from sales of assets in 2002 is approximately $298.6 million relating to the sale of the Company's retrofitted Rhode Island facility to Immunex.

The Company obtained cash for financing activities through $1,377.2 million of net proceeds from debt and $186.7 million of cash provided by stock option exercises partially offset by dividend payments of $609.4 million and purchases of treasury stock of $113.9 million.

At June 30, 2002, the Company had outstanding $10,833.6 million in total debt. The Company's total debt consisted of commercial paper of $6,138.4 million, and notes payable and other debt of $4,695.2 million. Current debt at June 30, 2002, classified as Loans payable, consisted of:

o $1,000.0 million of commercial paper supported by the $1,000.0 million credit facility that terminates in less than one year,

o $2,138.4 million of commercial paper that is in excess of the $4,000.0 million credit facilities and is supported by $3,176.2 million of cash and cash equivalents and marketable securities, and

o    $267.4 million of notes payable and other debt that is due within one year.

The portion of commercial paper outstanding at June 30, 2002 supported by the $3,000.0 million, 364-day credit facility was classified as Long-term debt since the Company intends, and has the

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2002

ability, to refinance these obligations through the issuance of additional commercial paper or through the use of its $3,000.0 million credit facility.

Following the termination of its $1,000.0 million credit facility on July 31, 2002, the Company obtained a 364-day $2,000.0 million credit facility, which contemplates a potential increase to $3,000.0 million if the Company so requests and lenders agree to participate. The facility will be reduced to 66.67% of its committed amount on December 31, 2002 and to 33.34% of its committed amount on May 8, 2003. In addition, in the event the Company enters into certain alternative financings or asset sales, the committed amount will be reduced by the amount of proceeds received therefrom.

Management believes that this new facility, together with the Company's existing $3,000.0 million credit facility and significant cash balances (including the $1,005.0 million received in July from the acquisition of Immunex by Amgen), should provide for adequate liquidity needs of the Company for the foreseeable future. Although the Company offers its commercial paper in a liquid market commensurate with it short-term credit ratings from Moody's (P2), S&P (A1) and Fitch (A1), the credit markets have been increasingly volatile and sensitive to unfavorable developments. Accordingly, and in light of the relatively large size of the Company's commercial paper program, the Company is currently evaluating financing alternatives to support longer term liquidity requirements.

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

At June 30, 2002, the fair values of the Company's financial instruments were as follows:

($ in millions)             Notional/
Description              Contract Amount      Carrying Value      Fair Value
---------------------    ---------------      --------------      ----------
Forward contracts (1)         $629.9                $8.1               $8.1
Option contracts (1)           650.5               (20.9)             (20.9)
Interest rate swaps          1,500.0                67.4               67.4
Outstanding debt (2)        10,770.8            10,833.6           11,015.3


(1) If the value of the U.S. dollar were to increase or decrease by 10%, in relation to all hedged foreign currencies, the net receivable on the forward and option contracts would decrease or increase by approximately $79.4.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2002

(2) If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would increase or decrease by approximately $205.4.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of June 30, 2002; the fair value of interest rate swaps and forward contracts reflects the present value of the future potential gain or (loss) if settlement were to take place on June 30, 2002; and the fair value of option contracts reflects the present value of future cash flows if the contracts were settled on June 30, 2002.


Cautionary Statements for Forward-Looking Information and Factors that May
--------------------------------------------------------------------------
Affect Future Results
---------------------

This Form 10-Q, including management's discussion and analysis set forth above, contains certain forward-looking statements, including, among other things, statements regarding the Company's results of operations, competition, liquidity, financial condition and capital resources, PREVNAR sales, PREMPRO/PREMARIN, product supply, foreign currency and interest rate risk, the nationwide, class action settlement relating to REDUX and PONDIMIN, and additional litigation charges related to REDUX and PONDIMIN including those for opt outs. These forward-looking statements are based on current expectations of future events that involve risks and uncertainties including, without limitation, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing, commercialization, economic conditions including interest and currency exchange rate fluctuations, access to capital markets, the impact of competitive or generic products, product liability and other types of lawsuits, the impact of legislative and regulatory compliance and obtaining approvals, and patents. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. However, the Company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Certain factors which could cause the Company's actual results to differ materially from expected and historical results are discussed herein and others have been identified by the Company in Exhibit 99 to the Company's 2001 Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

Prempro / Premarin - HRT Studies

Two subsets of the WHI enrolled a total of 27,000 predominantly healthy postmenopausal women to assess the risks and benefits of either long-term estrogen replacement therapy (ERT) or long-term hormone replacement therapy
(HRT). The primary endpoint of the WHI study was coronary heart disease, with invasive breast cancer as the primary adverse outcome studied. In the HRT subset of the WHI, involving women who received hormone replacement therapy for an average of 5.2 years using a combination of conjugated estrogens and medroxyprogesterone

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2002

acetate (PREMPRO), increased rates of cardiovascular disease and breast cancer were observed. This subset was stopped early because, according to the predefined stopping rule, the increased risk of breast cancer and cardiovascular events exceeded the specified long-term benefits. The study observed an increased incidence of cardiovascular disease and, over time, breast cancer among women on HRT compared to those on placebo. The study also observed a reduction in the incidence of hip, vertebral and other osteoporotic fractures and of colon cancer among women on HRT compared to those on placebo. The study did not evaluate the use of HRT for the treatment of menopausal symptoms, the main use of the product. These findings provide additional information about the risks of breast cancer and cardiovascular disease which are potential adverse events identified in the existing labeling for the Company's HRT products. A great deal of media attention has been focused on this subject.

As a result, sales of PREMPRO and other PREMARIN family products are likely to be adversely affected. Although the Company is currently monitoring the situation, including prescription trends for the PREMARIN family of products and other relevant information, it is not yet able to specifically quantify the impact on future sales or operating results. The study subset which was terminated focused on the long-term use of PREMPRO and did not involve PREMARIN
(ERT). PREMPRO sales (including PREMPHASE) for the three and six months ended June 30, 2002 represented approximately 5% of consolidated net revenue for both periods. Set forth below are individual product operating results for PREMPRO/PREMPHASE and PREMARIN for both the three and six months ended June 30, 2002 and 2001.

                                     Prempro/Premphase
                        -------------------------------------------
                          Three Months               Six Months
                         Ended June 30,            Ended June 30,
                        -----------------         -----------------
($ in millions)          2002       2001           2002       2001
---------------         ------     ------         ------     ------
Net revenue             $171.5     $178.8         $387.6     $435.9
Gross profit             147.2      153.9          332.9      377.3


                                         Premarin
                        -------------------------------------------
                          Three Months               Six Months
                         Ended June 30,            Ended June 30,
                        -----------------         -----------------
($ in millions)          2002       2001           2002       2001
---------------         ------     ------         ------     ------
Net revenue             $273.9     $249.4         $733.3     $624.1
Gross profit             247.0      226.6          676.1      574.2


Competition

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2002

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

The marketing exclusivity for CORDARONE I.V. expired on August 3, 2002. The Company submitted an application to the FDA for a six month pediatric extension of the marketing exclusivity. The Company cannot predict whether its application will be granted or when any generic competition will be approved. CORDARONE I.V. had sales of $192 million during the first six months of 2002.

Product Supply

Although the market demand for ENBREL is increasing, the sales growth currently is constrained by limits on the existing source of supply. This is expected to continue until the retrofitting of a Rhode Island facility owned by Amgen is completed and approved, which is currently anticipated to occur in the first quarter of 2003, although there is no assurance that this estimate will prove accurate. If the market demand continues to grow, there may be further supply constraints even after the Rhode Island facility begins producing ENBREL. In April 2002, Immunex (prior to being acquired by Amgen) announced a manufacturing agreement with Genentech, Inc. to produce ENBREL beginning in 2004, subject to FDA approval. The current plan for the longer term includes an additional manufacturing facility, which is being constructed by the Company in Ireland and is expected to be completed during 2005.

The Company has been experiencing inconsistent results on dissolution testing of certain dosage forms of PREMARIN and is working with the FDA to resolve this issue. Until this issue is resolved, supply shortages of one or more dosage strengths may occur. Although these shortages may adversely affect PREMARIN sales in one or more accounting periods, the Company believes that, as a result of current inventory levels and the Company's enhanced process controls, testing protocols and the ongoing formulation improvement project, overall PREMARIN family sales will not be significantly impacted by the dissolution issues (see also Prempro / Premarin - HRT Studies).

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2002

Sales of PREVNAR continue to be affected by manufacturing-related constraints on product availability. The Company is in the process of implementing manufacturing improvements and allocating additional personnel and equipment to increase production of PREVNAR. The Company's efforts are not expected to significantly increase supply until 2003 and, as a result, 2002 PREVNAR sales are not expected to significantly exceed prior year levels. However, the manufacturing processes for this product are very complex and there can be no assurance that manufacturing-related difficulties will not result in further reductions in 2002 sales.


Litigation and Contingent Liabilities

The Company is involved in various legal proceedings, including product liability and environmental matters that arise from time to time in the ordinary course of business, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and this Quarterly Report on Form 10-Q. These include allegations of injuries caused by drugs and other over-the-counter products, including REDUX, PONDIMIN, DIMETAPP, ROBITUSSIN, DURACT and PREMPRO. In addition, the Company has responsibility for environmental, safety and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund.

The estimated costs that the Company expects to pay in these cases are accrued when the liability is considered probable and the amount can be reasonably estimated. In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. As investigations and cleanups proceed, environmental-related liabilities are reviewed and adjusted as additional information becomes available. In addition, the Company is self-insured against ordinary product liability risks and has liability coverage, in excess of certain limits and subject to certain policy ceilings, from various insurance carriers. It is the opinion of the Company that any potential liability that might exceed amounts already accrued will not have a material adverse effect on the Company's financial position but could be material to the results of operations or cash flows in any one accounting period.

                               Part II - Other Information
                               ---------------------------

Item 1.   Legal Proceedings
          -----------------

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described below and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

          On July 9, 2002, findings from the WHI study evaluating hormone replacement therapy were released and the subset of the study involving use of the Company's PREMPRO product was stopped early. Since that announcement, the Company has been named in six putative class action lawsuits. Four of the six putative class actions seek to represent a nationwide class of all women who have ever purchased or ingested PREMPRO and seek, on behalf of the class, purchase price refunds, personal injury damage, medical monitoring expenses and an order requiring the Company to inform the public of the reported risks of PREMPRO. Bloch, et al. v. Wyeth, No. 02CV4984 U.S.D.C., E.D.Pa.; Geller, et al. v. Wyeth, No. 02CV4718, U.S.D.C., E.D.Pa.; Lewers, et al. v. Wyeth, No.02C4970, U.S.D.C., N.D. Ill.; Goldstein, et al. v. Wyeth, No. CA02-8831AB, Cir. Ct., Palm Beach Cty., FL. The other two putative class actions each seek to represent a class of Pennsylvania women who have ingested the drug and seek purchase price refunds and medical monitoring expenses on behalf of the class. Gallo, et al. v. Wyeth, No. 002857, Ct. Comm. Pleas, Philadelphia Cty., PA; Finnigan, et al. v. Wyeth, Inc., et al., No. 000007, Ct. Comm. Pleas, Philadelphia Cty., PA. Following the filing of the Company's motion to dismiss the Bloch class action for failure to state a claim, plaintiffs have voluntarily dismissed the case. The Company expects that additional PREMPRO cases may be filed in the future. At this time, the Company is unable to determine any possible range of loss relating to the PREMPRO litigation and has not established any reserve with respect to any such litigation, but expects to incur costs in connection with the defense of the PREMPRO litigation. The Company believes it has meritorious defenses against these claims and intends to vigorously defend any PREMPRO litigation.

          In the litigation involving those formulations of the Company's DIMETAPP and ROBITUSSIN cough/cold products that contained the ingredient phenylpropanolamine (PPA), United States District Judge Barbara Jacobs Rothstein, who is supervising the federal multidistrict PPA litigation, has denied class certification in the putative federal class actions seeking damages for alleged personal injuries. In re Phenylpropanolamine (PPA) Products Liability Litigation, M.D.L. 1407, U.S.D.C., W.D. Wash. The Company is currently named as a defendant in 412 PPA lawsuits involving 913 named plaintiffs. Of these lawsuits, 401 are individual product liability suits and eleven are purported class actions. Of the class action suits, eight allege economic injury caused by alleged misrepresentations regarding the risks involved with products containing PPA and three allege personal injury. The Company expects that additional PPA cases may be filed in the future against it and the other companies that marketed PPA-containing products.

          In the litigation involving allegations that the cumulative effect of thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism in children, three additional class actions have been filed. Bothwell, et al. v. Abbott, et al., No. BC270631, Super. Ct., Los Angeles Cty., CA is a putative nationwide class action seeking compensatory and punitive damages and injunctive relief. Wax, et al.
          v. Abbott, et al., No. CV 02 2018, U.S.D.C., E.D.N.Y., is also a putative nationwide class action and seeks medical monitoring, a court-supervised research program and compensatory and punitive damages. Daigle, et al. v. Aventis Pasteur, Inc., et al., No. 02-2131F, Super. Cty., Suffolk Cty., MA is statewide class for medical monitoring and injunctive relief. The Company has now been named as a defendant in 88 lawsuits involving 402 named plaintiffs. Of these lawsuits, 75 are individual product liability suits and thirteen are purported class actions. The Company expects that additional thimerosal cases may be filed in the future against it and the other companies that marketed thimerosal-containing products.

          In the litigation involving DURACT, the Company's non-narcotic analgesic pain reliever which was voluntarily withdrawn from the market, there are currently a total of 24 individual lawsuits pending involving 685 former DURACT users alleging various injuries, from gastrointestinal upset and distress to liver transplant and death. As previously reported, two putative class actions also remain pending, although no certified class currently exists.

          The Company is unable at the present time to estimate a range of potential exposure, if any, with respect to the PREMPRO, PPA, thimerosal and DURACT litigations.

          The Company has been named as a defendant in an additional lawsuit alleging Medicare fraud arising out of the alleged manipulation of the Average Wholesale Price (AWP) of Medicare Part B Covered Drugs. The AWP sets the reimbursement amount of the Medicare Part B Covered Drugs and also is typically used in calculating Medicare rebates. Rice, et al. v. Abbott Laboratories, Inc., et al., No. 2002057720, Super. Ct., Alameda Cty., CA, is a putative class action on behalf of California patients and third-party payers who allegedly have been injured by the defendants' alleged manipulation of the AWPs for their pharmaceutical products. The Complaint names 37 other pharmaceutical manufacturers and 50 unidentified companies as co-defendants. It seeks injunctive relief and compensatory and punitive damages under Section 17200 of the California Business and Professions Code, which is the state's unfair and deceptive trade practices statute.

          In the brand name prescription drugs litigation, the Company settled the following cases: Paradise Drugs, Inc. v. Abbott Labs., CV 793852 (Ca. Super. Ct., Santa Clara Cty.); Paradise Drugs, Inc. v. Abbott Labs., 95 C 1001 (N.D. Ill.) (originally filed in N.D. Ca. as 94-20819); Bob's Pharmacy, Inc. v. Abbott Labs., 95C 2617 (N.D. Ill.) (originally filed in N.D. Ca. as C95-20105); G&B Pharmacy Group, Inc.
          v. Abbott Labs., 95 C 1088 (N.D. Ill.); Robar One, Inc. v. Abbott Labs., 95 C 1083 (N.D. Ill.); Haven Pharmacy, Inc. v. Abbott Labs., 95 C 0663 (N.D. Ill.); and Lawrence Adams v. Abbott Labs., 95 C 2805 (N.D. Ill.) (originally filed in E.D. Ark. as LR-C-95-153). The amounts of these settlements are confidential and are not material to the Company, individually or in the aggregate.

          The Company's pending settlement of the administrative complaint of the Federal Trade Commission (FTC) in In Re: Schering-Plough Corporation, et al., Docket No. 9297, described in the Company's Annual Report on Form 10-K has become final.

          Accordingly, the FTC entered a final consent order pursuant to which the Company generally agreed not to be a party to a settlement in a patent infringement matter in which an NDA holder agrees to provide anything of value to an alleged infringer and the infringer agrees to refrain from selling the drug for any period of time. However, the Company is permitted under the order to enter such agreements in certain circumstances when the agreement has been approved by a court or the FTC. The settlement is not an admission of liability and was entered into to avoid the costs and risks of litigation.

          The Florida attorney general's office has initiated an inquiry into whether the Company's 1998 settlement with Schering-Plough Corp. of a patent dispute relating to a potassium chloride product violates Florida antitrust laws. The Company is providing documents and information sought by the attorney general's office.

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

Item 4.   Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------

          (a) The matters described under item 4(c) below were submitted to a vote of security-holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on April 25, 2002 (the "Annual Meeting").

          (b)  Not applicable.

          (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes):

               (i)  Election of directors:

                    Nominee                      For                Withheld
                    -------                      ---                --------
                    Clifford L. Alexander, Jr.   1,060,596,130      9,323,046
                    Frank A. Bennack, Jr.        1,060,809,427      9,109,749
                    Richard L. Carrion           1,060,680,744      9,238,432
                    Robert Essner                1,061,457,884      8,461,292
                    John D. Feerick              1,060,538,649      9,380,527
                    John P. Mascotte             1,060,990,539      8,928,637
                    Mary Lake Polan, M.D., Ph.D  1,061,134,813      8,784,363
                    Ivan G. Seidenberg           1,060,724,594      9,194,582
                    Walter V. Shipley            1,060,796,909      9,122,267
                    John R. Stafford             1,060,688,467      9,230,709
                    John R. Torell III           1,061,151,165      8,768,011

               (ii) Ratification of the appointment of PricewaterhouseCoopers
                    LLP as principal independent public accountants for 2002:

                    For                      Against               Abstain
                    ---                      -------               -------
                    1,052,541,796            18,258,818            6,966,293

               (iii)Adoption of the 2002 Stock Incentive Plan:

                    For                      Against               Abstain
                    ---                      -------               -------
                    978,880,961              89,094,336            9,791,610

               (iv) Adoption of the Executive Incentive Plan:

                    For                      Against               Abstain
                    ---                      -------               -------
                    966,515,144              100,694,482           10,557,281

               (v)  Requirement Regarding Stockholder approval of Poison Pills:

                    For                      Against               Abstain
                    ---                      -------               -------
                    608,913,844              298,371,500           13,463,308
                    There were 157,018,255 broker non-votes with reference to this item.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits
              --------

          Exhibit No. Description
          ----------- -----------

             (2.1) Amended and Restated Agreement and Plan of Merger, dated as of December 16, 2001, by and among Amgen, AMS Acquisition Inc. and Immunex (filed as Annex A to Amendment No. 1 to Amgen's Registration Statement on Form S-4 (File No. 333-81832) on March 22, 2002 and incorporated herein by reference).

             (2.2) First Amendment to Amended and Restated Agreement and Plan of Merger dated as of July 15, 2002, by and among Amgen, AMS Acquisition Inc. and Immunex (filed as Exhibit 2.2 to Post-Effective Amendment No. 1 to Amgen's Registration Statement on Form S-4 (File No. 333-81832) on July 15, 2002 and
                      incorporated herein by reference).

            (10.1) Stockholders' Rights Agreement, dated as of December 16, 2001, by and among Amgen, the Company, MDP Holdings, Inc. and Lederle Parenterals, Inc. (filed as Annex C to Amendment No. 1 to Amgen's Registration Statement on Form S-4 (File No. 333-81832) on March 22, 2002 and
                      incorporated herein by reference).

            (10.2) Shareholder Voting Agreement, dated as of December 16, 2001, among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc. and Lederle Parenterals, Inc. (incorporated by reference to Exhibit 2.2 of Immunex's Current Report on Form 8-K filed December 17, 2001).

            (10.3) 2002 Stock Incentive Plan (incorporated by reference to Appendix C of the Company's definitive Proxy Statement filed March 20, 2002).

            (10.4) Executive Incentive Plan (incorporated by reference to Appendix D of the Company's definitive Proxy Statement filed March 20, 2002).

            (10.5)    Executive Retirement Plan, as amended to date.

            (10.6) Supplemental Executive Retirement Plan, as amended to date.

            (10.7) Credit Agreement among Wyeth, the Lenders Parties Thereto, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. (as co-lead arrangers and joint book managers), Citibank, N.A. (as syndication agent) and J.P. Morgan Chase Bank (as administration agent), dated as of August 7, 2002.

             (12)     Computation of Ratio of Earnings to Fixed Charges.


          (b) Reports on Form 8-K
              -------------------

              There were no Current Reports on Form 8-K filed by the Company during the 2002 second quarter. However, the Company filed the following subsequent to June 30, 2002:

              o On July 29, 2002, a Current Report on Form 8-K (including disclosure under Items 2 and 7) relating to the sale of Immunex shares in the acquisition of Immunex by Amgen.

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

                                      Wyeth
                                      -----
                                  (Registrant)


                              By /s/ Paul J. Jones
                                 -----------------
                                  Paul J. Jones
                         Vice President and Comptroller
                           (Duly Authorized Signatory
                          and Chief Accounting Officer)


Date: August 8, 2002

                                  Exhibit Index
                                  -------------


     Exhibit No.  Description
     -----------  -----------

      (10.5)   Executive Retirement Plan, as amended to date.

      (10.6)   Supplemental Executive Retirement Plan, as amended to date.

      (10.7) Credit Agreement among Wyeth, the Lenders Parties Thereto, J.P. Morgan Securities Inc. and Salomon Smith Barney Inc. (as co-lead arrangers and joint book managers), Citibank, N.A. (as syndication agent) and J.P. Morgan Chase Bank (as administration agent), dated as of August 7, 2002.


       (12)    Computation of Ratio of Earnings to Fixed Charges.


                                      EX-1