Form 10-Q
period 2002-09-30
WYETH
filed 2002-11-13
CIK 5187

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

For the quarterly period ended                     Commission file number 1-1225
      September 30, 2002


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

                                                     Yes  X        No
                                                     ------        --


The number of shares of Common Stock outstanding as of the close of business on October 31, 2002:

                                                         Number of
                      Class                          Shares Outstanding
                      ------                         ------------------
        Common Stock, $0.33-1/3 par value              1,325,650,877

================================================================================

                                      WYETH

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I  -  Financial Information                                             2

           Item 1. Consolidated Condensed Financial Statements:

                   Consolidated Condensed Balance Sheets -
                      September 30, 2002 and December 31, 2001               3

                   Consolidated Condensed Statements of Operations -
                      Three and Nine Months Ended September 30,
                      2002 and 2001                                          4

                   Consolidated Condensed Statements of Changes in
                      Stockholders' Equity - Nine Months Ended
                      September 30, 2002 and 2001                            5

                   Consolidated Condensed Statements of Cash Flows -
                      Nine Months Ended September 30, 2002 and 2001          6

                   Notes to Consolidated Condensed Financial Statements    7-18

           Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       19-32

           Item 3. Quantitative  and  Qualitative  Disclosures  About
                      Market Risk                                           32

           Item 4. Controls and Procedures                                  33

Part II -  Other Information                                                34

           Item 1. Legal Proceedings                                      34-37

           Item 5. Approval of Non-Audit Services                           37

           Item 6. Exhibits and Reports on Form 8-K                         38

Signature                                                                   39

Certifications                                                            40-43

Exhibit Index                                                              EX-1

Items other than those listed above have been omitted because they are not applicable.

                         Part I - Financial Information
                         ------------------------------

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements include all adjustments, all of which are normal and recurring, necessary to present fairly the financial position of the Company as of September 30, 2002 and December 31, 2001, the results of operations for the three and nine months ended September 30, 2002 and 2001 and changes in stockholders' equity and cash flows for the nine months ended September 30, 2002 and 2001. It is suggested that these consolidated condensed financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 2001 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

As of January 1, 2002, the Company adopted new authoritative accounting guidance reflecting certain vendor allowances (e.g., cooperative advertising arrangements) as reductions of revenues instead of selling and marketing expenses. Financial information for all prior periods presented has been reclassified to comply with the income statement classification requirements of the new guidance.

As of January 1, 2002, the Company also adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 did not have any impact on the Company during the 2002 first nine months. Refer to Note 3 of the consolidated condensed financial statements for disclosure relating to the implementation of SFAS No. 142 and Note 12 relating to the impact of SFAS No. 144 during the 2002 fourth quarter.

                                                WYETH
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In Thousands Except Per Share Amounts)
                                             (Unaudited)
                                                                   September 30,      December 31,
                                                                       2002               2001
                                                                   -------------      ------------
ASSETS
Cash and cash equivalents                                             $2,381,548        $1,744,734
Marketable securities                                                  1,499,128         1,281,988
Investment in Amgen                                                    3,336,000               -
Accounts receivable less allowances                                    2,834,990         2,743,040
Inventories:
     Finished goods                                                      795,867           653,108
     Work in progress                                                    818,207           674,636
     Materials and supplies                                              474,887           427,227
                                                                   -------------      ------------
                                                                       2,088,961         1,754,971
Other current assets including deferred taxes                          1,794,190         2,242,020
                                                                   -------------      ------------
     Total Current Assets                                             13,934,817         9,766,753

Property, plant and equipment                                          9,809,491         8,944,451
     Less accumulated depreciation                                     2,955,693         2,662,291
                                                                   -------------      ------------
                                                                       6,853,798         6,282,160
Goodwill                                                               3,749,618         3,725,547
Other intangibles, net of accumulated amortization
  (September 30, 2002-$88,079 and December 31, 2001-$71,070)             115,660           126,387
Other assets including deferred taxes                                  2,974,241         3,067,075
                                                                   -------------      ------------
     Total Assets                                                    $27,628,134       $22,967,922
                                                                   =============      ============

LIABILITIES
Loans payable                                                         $3,448,895        $2,097,354
Trade accounts payable                                                   523,731           672,457
Dividends payable                                                        304,900               -
Accrued expenses                                                       3,551,964         4,257,523
Accrued federal and foreign taxes                                        498,126           229,847
                                                                   -------------      ------------
     Total Current Liabilities                                         8,327,616         7,257,181

Long-term debt                                                         7,557,786         7,357,277
Accrued postretirement benefit obligations other than pensions           955,833           925,098
Other noncurrent liabilities                                           4,056,350         3,355,793

STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share                  46                51
Common stock, par value $0.33-1/3 per share                              441,870           440,190
Additional paid-in capital                                             4,513,226         4,295,051
Retained earnings                                                      1,712,971           170,309
Accumulated other comprehensive income (loss)                             62,436          (833,028)
                                                                   -------------      ------------
     Total Stockholders' Equity                                        6,730,549         4,072,573
                                                                   -------------      ------------
     Total Liabilities and Stockholders' Equity                      $27,628,134       $22,967,922
                                                                   =============      ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                     WYETH
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (In Thousands Except Per Share Amounts)
                                                  (Unaudited)
                                                            Three Months                   Nine Months
                                                        Ended September 30,            Ended September 30,
                                                      ------------------------      --------------------------
                                                         2002          2001            2002           2001
                                                      ----------    ----------      -----------    -----------
Net revenue                                           $3,623,672    $3,699,600      $10,770,041    $10,300,277
                                                      ----------    ----------      -----------    -----------
Cost of goods sold                                     1,058,122       879,922        2,747,516      2,469,566
Selling, general and administrative expenses           1,216,073     1,241,458        3,796,457      3,753,462
Research and development expenses                        518,608       473,755        1,525,681      1,402,277
Interest expense, net                                     52,367        40,472          161,326         93,965
Other income, net                                        (21,850)      (83,281)        (155,188)      (179,145)
Litigation charges                                     1,400,000       950,000        1,400,000        950,000
Gain related to Immunex/Amgen transaction             (2,627,600)          -         (2,627,600)           -
                                                      ----------    ----------      -----------    -----------

Income before federal and foreign taxes                2,027,952       197,274        3,921,849      1,810,152
Provision (benefit) for federal and foreign taxes        626,553       (54,798)       1,048,671        347,530
                                                      ----------    ----------      -----------    -----------


Net income                                            $1,401,399      $252,072       $2,873,178     $1,462,622
                                                      ==========    ==========      ===========    ===========


Basic earnings per share                                   $1.06         $0.19            $2.17          $1.11
                                                      ==========    ==========      ===========    ===========


Diluted earnings per share                                 $1.05         $0.19            $2.15          $1.10
                                                      ==========    ==========      ===========    ===========



Dividends paid per share of common stock                   $0.23         $0.23            $0.69          $0.69
                                                      ==========    ==========      ===========    ===========


Dividends declared per share of common stock               $0.23         $0.23            $0.92          $0.92
                                                      ==========    ==========      ===========    ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                               WYETH
                               CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (In Thousands Except Per Share Amounts)
                                                            (Unaudited)
Nine Months Ended September 30, 2002:
                                               $2.00                                                Accumulated
                                            Convertible                Additional                      Other            Total
                                             Preferred      Common      Paid-in       Retained     Comprehensive    Stockholders'
                                               Stock        Stock       Capital       Earnings     Income/(Loss)        Equity
                                            -----------    --------    ---------     ----------    -------------    -------------
Balance at January 1, 2002                          $51    $440,190    $4,295,051      $170,309        $(833,028)     $4,072,573

Net income                                                                            2,873,178                        2,873,178
Currency translation adjustments                                                                         105,858         105,858
Net unrealized losses on derivative
     contracts                                                                                           (21,898)        (21,898)
Net unrealized gains on marketable
     securities                                                                                          811,504         811,504
                                                                                                                    ------------
     Comprehensive income                                                                                              3,768,642
                                                                                                                    ------------

Cash dividends declared (1)                                                          (1,219,147)                      (1,219,147)
Purchases of common stock for treasury                         (667)       (5,472)     (107,788)                        (113,927)
Common stock issued for stock options                         2,206       203,852                                        206,058
Other exchanges                                      (5)        141        19,795        (3,581)                          16,350
                                            -----------    --------    ----------    ----------    -------------    ------------
Balance at September 30, 2002                       $46    $441,870    $4,513,226    $1,712,971          $62,436      $6,730,549
                                            ===========    ========    ==========    ==========    =============    ============

Nine Months Ended September 30, 2001:
                                               $2.00                                                Accumulated
                                            Convertible                Additional                      Other            Total
                                             Preferred      Common      Paid-in      Accumulated   Comprehensive    Stockholders'
                                               Stock        Stock       Capital        Deficit         Loss             Equity
                                            -----------    --------    ----------    -----------   -------------    -------------
Balance at January 1, 2001                          $55    $437,258    $3,952,457     $(899,118)       $(672,559)     $2,818,093

Net income                                                                            1,462,622                        1,462,622
Currency translation adjustments                                                                         (98,909)        (98,909)
Net unrealized gains on derivative
     contracts                                                                                             2,700           2,700
Net unrealized gains on marketable
     securities                                                                                            4,855           4,855
                                                                                                                    ------------
     Comprehensive income                                                                                              1,371,268
                                                                                                                    ------------

Cash dividends declared (2)                                                          (1,210,741)                      (1,210,741)
Common stock issued for stock options                         2,022       165,504                                        167,526
Other exchanges                                      (3)        112        21,003        (2,885)                          18,227
                                            -----------    --------    ----------    ----------    -------------    ------------
Balance at September 30, 2001                       $52    $439,392    $4,138,964     $(650,122)       $(763,913)     $3,164,373
                                            ===========    ========    ==========    ==========    =============    ============

(1)  Includes the common stock cash dividend of $0.23 per share ($304,891 in the aggregate) declared on September 26, 2002 and payable on December 1, 2002, and a preferred stock cash dividend of $0.50 per share ($9 in aggregate) declared on the June 20, 2002 and payable on October 1, 2002.

(2)  Includes the common stock cash dividend of $0.23 per share ($303,181 in the aggregate) declared on September 20, 2001 and payable on December 1, 2001.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                             WYETH
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                          (Unaudited)
                                                                         Nine Months
                                                                     Ended September 30,
                                                                    2002              2001
                                                                 ----------        ----------
Operating Activities
--------------------
Net income                                                       $2,873,178        $1,462,622
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
   Litigation charges                                             1,400,000           950,000
   Gain related to Immunex/Amgen transaction                     (2,627,600)              -
   Gains on sales of assets                                        (111,299)         (141,360)
   Depreciation and amortization                                    365,510           433,173
   Deferred income taxes                                            424,396            70,482
   Changes in working capital, net                                 (471,267)         (559,322)
   Diet drug litigation payments                                 (1,047,416)       (6,886,646)
   Security fund deposit                                           (415,000)              -
   Other items, net                                                (222,490)         (205,017)
                                                                 ----------        ----------
Net cash provided by (used for) operating activities                168,012        (4,876,068)
                                                                 ----------        ----------

Investing Activities
--------------------
Purchases of property, plant and equipment                       (1,301,584)       (1,274,654)
Proceeds from sales of assets                                       422,514           308,862
Proceeds from Immunex/Amgen transaction                           1,005,201               -
Proceeds from sales and maturities of marketable securities       1,336,764           195,300
Purchases of marketable securities                               (1,537,504)       (1,010,189)
                                                                 ----------        ----------
Net cash used for investing activities                              (74,609)       (1,780,681)
                                                                 ----------        ----------

Financing Activities
--------------------
Net proceeds from debt                                            1,365,339         6,770,322
Dividends paid                                                     (914,247)         (907,560)
Purchases of common stock for treasury                             (113,927)              -
Exercises of stock options                                          206,058           167,526
                                                                 ----------        ----------
Net cash provided by financing activities                           543,223         6,030,288
                                                                 ----------        ----------
Effects of exchange rate changes on cash balances                       188           (12,736)
                                                                 ----------        ----------
Increase (decrease) in cash and cash equivalents                    636,814          (639,197)
Cash and cash equivalents, beginning of period                    1,744,734         2,644,306
                                                                 ----------        ----------
Cash and cash equivalents, end of period                         $2,381,548        $2,005,109
                                                                 ==========        ==========


Supplemental Information
------------------------
Interest payments                                                  $333,133          $269,756
Income tax payments, net of refunds                                 394,207           367,964

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Summary of Significant Accounting Policies
          ------------------------------------------

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

          Marketable securities: The Company has debt and marketable equity securities, which are classified as either available-for-sale or held-to-maturity, depending on management's investment intentions relating to these securities. Available-for-sale securities are marked-to-market based on quoted market values of the securities, with the unrealized gains and losses, net of tax, reported as a component of Accumulated other comprehensive income (loss). Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other-than-temporary declines in fair value. Investments categorized as held-to-maturity are carried at amortized cost because the Company has both the intent and ability to hold these investments until they mature. Impairment losses are charged to income for other-than-temporary declines in fair value. Premiums and discounts are amortized or accreted into earnings over the life of the related available-for-sale or held-to-maturity security. Dividend and interest income are recognized when earned. The Company owns no investments that are considered to be trading securities.


Note 2.   Acquisition of Immunex by Amgen
          -------------------------------

          Prior to July 15, 2002, the Company was the beneficial owner of 223,378,088 shares of common stock of Immunex Corporation (Immunex). On July 15, 2002, Amgen Inc. (Amgen) completed its acquisition of Immunex. Under the terms of the acquisition agreement, each share of Immunex common stock was exchanged for 0.44 shares of Amgen common stock and $4.50 in cash. Accordingly, the Company received 98,286,358 shares of Amgen common stock (representing approximately 7.7% of Amgen's outstanding common stock) and $1,005.2 million in cash in exchange for all of its shares of Immunex common stock, which had a book value of $867.7 million at July 15, 2002. The Company has valued its shares of Amgen common stock at $2,500.1 million, which is based on the quoted market price in effect as of July 15, 2002 reduced

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          by an overall discount of approximately 18%. The discount rate was based on valuations provided by independent valuation consultants in light of the various restrictions on the stock's marketability referred to below.

          The gain of $2,627.6 million ($1,684.7 million after-tax) on the exchange was recorded during the 2002 third quarter and was calculated as follows:

                                                   (In millions)
                                                   -------------
          Value received:
               Cash                                     $1,005.2
               Amgen common stock                        2,500.1
                                                   -------------
                                                         3,505.3
          Less:
               Equity investment in Immunex                867.7
               Transaction costs                            10.0
                                                   -------------
                                                           877.7
                                                   -------------

          Gain before federal taxes                      2,627.6
          Provision for federal taxes                      942.9
                                                   -------------

          Net gain                                      $1,684.7
                                                   =============

          Pursuant to the terms of the acquisition, the Company and Amgen agreed to certain standstill, voting, lock-up and sales volume limitation provisions with respect to the Amgen common stock received by the Company. These provisions prohibited the Company, without the consent of Amgen, from disposing of greater than an aggregate of 20,000,000 shares of Amgen common stock in any calendar quarter, with certain exceptions, including the right to request a limited number of underwritten offerings.

          At September 30, 2002, the Company has classified the portion of its investment in Amgen that can be sold during the next year as available-for-sale securities within Current assets. This amount represents the value of 80,000,000 shares or $3,336.0 million, which includes unrealized gains of $811.6 million, net of tax, relating to the mark-to-market adjustment on the current portion of the investment. The $811.6 million, net of tax, has been included as a component of Accumulated other comprehensive income (loss), in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The remaining value of the investment, 18,286,358 shares or $412.7 million, were also available-for-sale securities and were classified within Other assets including deferred taxes at September 30, 2002, but were not marked-to-market because such shares were restricted from being sold within the next year.

          The Company and Amgen continue to co-promote ENBREL in the United States and Canada with the Company having exclusive international rights to ENBREL. The financial aspects of the existing licensing and marketing rights to ENBREL remain unchanged.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3.   Goodwill and Other Intangibles
          ------------------------------

          Transitional Disclosure:
          On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. With the adoption of SFAS No. 142, goodwill and other intangibles with indefinite lives are no longer being amortized but are subject to impairment by applying a fair-value based test.

          SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level utilizing a two step methodology. The initial step requires the Company to determine the fair value of each reporting unit and compare it to the carrying value, including goodwill, of such unit. If the fair value exceeds the carrying value, no impairment loss would be recognized. However, if the carrying value of this unit exceeds its fair value, the goodwill of this unit may be impaired. The amount, if any, of the impairment would then be measured in the second step.

          Goodwill in each reporting unit must be tested for impairment as of the beginning of the fiscal year in which SFAS No. 142 is initially adopted (transitional impairment test). The Company completed step one of the transitional impairment test during the second quarter and determined that there was no impairment of the recorded goodwill.

          The Company's other intangibles, which all have finite lives, have carrying values of $115.7 million and $126.4 million at September 30, 2002 and December 31, 2001, respectively and are being amortized over their estimated useful lives ranging from three to 10 years.

          The following table presents net income and basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 to reflect the adoption of SFAS No. 142 as of January 1, 2002.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                          Three Months                  Nine Months
                                                       Ended September 30,          Ended September 30,
                                                      ---------------------       -----------------------
          (In thousands, except per share amounts)       2002        2001            2002         2001
          ----------------------------------------    ----------   --------       ----------   ----------
          As-reported net income                      $1,401,399   $252,072       $2,873,178   $1,462,622
          Add back: goodwill amortization                    -       38,306              -        115,239
                                                      ----------   --------       ----------   ----------
          Adjusted net income                         $1,401,399   $290,378       $2,873,178   $1,577,861
                                                      ==========   ========       ==========   ==========

          Basic earnings per share:
          As-reported                                      $1.06      $0.19            $2.17        $1.11
          Goodwill amortization                             -          0.03             -            0.09
                                                      ----------   --------       ----------   ----------
          Adjusted                                         $1.06      $0.22            $2.17        $1.20
                                                      ==========   ========       ==========   ==========

          Diluted earnings per share:
          As-reported                                      $1.05      $0.19            $2.15        $1.10
          Goodwill amortization                             -          0.03             -            0.09
                                                      ----------   --------       ----------   ----------
          Adjusted                                         $1.05      $0.22            $2.15        $1.19
                                                      ==========   ========       ==========   ==========

          Goodwill:
          The change in the carrying amount of goodwill by segment for the nine months ended September 30, 2002, is as follows:

                                                                  Consumer
          (In thousands)                      Pharmaceuticals    Healthcare      Total
          --------------------------------    ---------------    ----------    ----------
          Balance at January 1, 2002               $3,136,543      $589,004    $3,725,547
          Currency translation adjustments             23,137           934        24,071
                                              ---------------    ----------    ----------
          Balance at September 30, 2002            $3,159,680      $589,938    $3,749,618
                                              ===============    ==========    ==========

Note 4.   Credit Facilities
          -----------------

          At September 30, 2002, the Company had commercial paper outstanding of $6,182.1 million. The commercial paper outstanding was supported by $5,000.0 million of credit facilities, as follows:

          o In March 2002, the Company renewed its $3,000.0 million credit facility for an additional 364-day term. Any borrowings under the $3,000.0 million, 364-day credit facility that are outstanding upon its termination in March 2003 are extendible by the Company for an additional year. The portion of commercial paper outstanding at September 30, 2002 supported by the $3,000.0 million, 364-day credit facility was classified as Long-term debt since the Company intends, and has the ability, to refinance these obligations through the issuance of additional commercial paper or through the use of its $3,000.0 million credit facility.

          o Also in March 2002, the Company reduced its $2,000.0 million credit facility to $1,000.0 million, which terminated on July 31, 2002. On August 8, 2002, following the termination, the Company obtained a 364-day $2,000.0 million credit facility,

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

               which contemplates a potential increase to $3,000.0 million if the Company so requests and lenders agree to participate. The facility will be reduced to 66.67% of its committed amount on December 31, 2002 and to 33.34% of its committed amount on May 8, 2003. In addition, in the event the Company enters into certain alternative financings or asset sales (excluding up to $1,000.0 million of proceeds from any sales of Amgen shares) the committed amount will be reduced by the amount of proceeds received therefrom. Since the $2,000.0 million credit facility terminates in less than one year, commercial paper outstanding of $2,000.0 million, supported by this facility, was classified as current debt in Loans payable at September 30, 2002.

          The remaining commercial paper balance of $1,182.1 million, which is classified as current debt in Loans payable because it is not supported by the credit facilities, is supported by $3,880.7 million of cash, cash equivalents and marketable securities.


Note 5.   Contingencies and Litigation Settlement
          ---------------------------------------

          The Company is involved in various legal proceedings, including product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

          On July 9, 2002, findings from the Women's Health Initiative (WHI) study evaluating hormone replacement therapy were released and the subset of the study involving use of the Company's PREMPRO product was stopped early. This subset was stopped early because, according to the predefined stopping rule, the increased risk of breast cancer and cardiovascular events exceeded the specified long-term benefits. Since that announcement, the Company has been named in eleven putative class action lawsuits. Three of the eleven putative class actions seek to represent a nationwide class of all women who have ever purchased or ingested PREMPRO and seek, on behalf of the class, purchase price refunds, personal injury damages, medical monitoring expenses and an order requiring the Company to inform the public of the reported risks of PREMPRO. Five putative class actions each seek to represent a statewide class of women who have ingested the drug and seek purchase price refunds and medical monitoring expenses. The remaining three putative class actions have been voluntarily dismissed. An additional nine cases claiming personal injury damages have been filed on behalf of allegedly injured individuals. The Company expects that additional PREMPRO cases may be filed in the future. At this time, the Company is unable to determine any possible range of loss relating to the PREMPRO litigation and has not established any reserve with respect to any such litigation, but expects to incur costs in connection with the defense of the PREMPRO litigation. The Company believes it has meritorious defenses against these claims and intends to vigorously defend any PREMPRO litigation.

          The nationwide class action settlement to resolve litigation brought against the Company regarding use of the diet drugs PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen") or REDUX received final judicial approval effective January

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          3, 2002. The Company recorded an initial litigation charge of $4,750.0 million, net of insurance, in connection with the REDUX and PONDIMIN litigation in 1999, an additional charge of $7,500.0 million in 2000, a third litigation charge of $950.0 million in the 2001 third quarter and a fourth charge of $1,400.0 million in the 2002 third quarter. The principal reason for the charge taken in the 2002 third quarter was that the volume and size of the claims filed in the nationwide diet drug settlement were greater than anticipated.

          These charges are intended to cover the total amount required to resolve all diet drug litigation, including anticipated funding requirements for the nationwide class action settlement, anticipated costs to resolve the claims of any members of the settlement class who in the future may exercise an intermediate or back-end opt out right, costs to resolve the claims of primary pulmonary hypertension (PPH) claimants and initial opt out claimants, and administrative and litigation expenses.

          During the 2002 first nine months, payments to the nationwide class action settlement funds, individual settlement payments, legal fees and other costs totaling $1,047.4 million were paid and applied against the litigation accrual. As of September 30, 2002, $2,210.3 million of the litigation accrual remained.

          On January 18, 2002, as collateral for the Company's financial obligations under the settlement, the Company established a security fund in the amount of $370.0 million and recorded such amount in Other assets including deferred taxes. In April 2002, pursuant to an agreement among the Company, class counsel and representatives of the settlement trust, an additional $45.0 million, also included in Other assets including deferred taxes, was added to the security fund, bringing the total amount in the security fund to $415.0 million. The funds are owned by the Company and will earn interest income for the Company while residing in the security fund. The Company will be required to deposit an additional $180.0 million in the security fund and earned interest will remain in the fund if the Company's credit rating, as reported by both Moody's and Standard & Poor's (S&P), falls below investment grade.

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

          Based upon the information available at this time, the Company believes that the balance remaining in its reserves will be adequate to cover the remaining obligations relating to the diet drug litigation. However, in light of the inherent uncertainty in estimating litigation exposure it is possible that additional reserves will be required.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations or cash flows in any one accounting period.


Note 6.   Restructuring Programs
          ----------------------

          In December 1998, the Company recorded a special charge for restructuring and related asset impairments of $321.2 million to recognize costs of the reorganization of its worldwide supply chains and U.S. distribution systems, and the globalization of certain business units. The restructuring will ultimately result in the elimination of approximately 4,100 positions worldwide offset, in part, by 1,000 newly created positions in the same functions at other locations. At September 30, 2002, approximately 3,980 positions had been eliminated, and two distribution centers owned by the Company and a leased distribution center had been closed. The Company anticipates closing a total of 14 manufacturing plants, of which eight were closed in 2000 and two were closed during 2001. The Company currently anticipates utilizing most of the remainder of the restructuring accruals in 2002, assuming no further delays in regulatory approval.

          The activity in the restructuring accruals was as follows:

                                                         Personnel   Other Closure/
          (In thousands)                                   Costs       Exit Costs      Total
          --------------------------------------------   ---------   --------------   -------
          Restructuring accruals at December 31, 2001     $9,037        $30,619       $39,656
          Cash expenditures                               (2,644)        (8,071)      (10,715)
                                                          ------        -------       -------
          Restructuring accruals at September 30, 2002    $6,393        $22,548       $28,941
                                                          ======        =======       =======

Note 7.   Company Data by Operating Segment
          ---------------------------------

          The Company has three reportable segments: Pharmaceuticals, Consumer Healthcare and Corporate. The Company's Pharmaceuticals and Consumer Healthcare reportable segments are strategic business units that are managed separately because they manufacture, distribute and sell distinct products and provide services, which require various technologies and marketing strategies.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                  Net Revenue (1)
                                    -------------------------------------------
                                        Three Months          Nine Months
                                    Ended September 30,    Ended September 30,
          ($ in millions)           -------------------   ---------------------
          Operating Segment           2002       2001       2002        2001
          -----------------------   --------   --------   ---------   ---------
          Pharmaceuticals           $3,025.1   $3,110.1    $9,183.8    $8,683.4
          Consumer Healthcare          598.6      589.5     1,586.2     1,616.9
                                    --------   --------   ---------   ---------
          Total                     $3,623.7   $3,699.6   $10,770.0   $10,300.3
                                    ========   ========   =========   =========


                                              Income Before Taxes (2)
                                    -------------------------------------------
                                        Three Months           Nine Months
                                    Ended September 30,    Ended September 30,
          ($ in millions)           -------------------   ---------------------
          Operating Segment           2002       2001       2002        2001
          -----------------------   --------   --------   ---------   ---------
          Pharmaceuticals             $659.9   $1,035.1    $2,469.7    $2,551.8
          Consumer Healthcare (3)      183.6      182.5       486.5       418.6
                                    --------   --------   ---------   ---------
                                       843.5    1,217.6     2,956.2     2,970.4
          Corporate  (4)             1,184.5   (1,020.3)      965.6    (1,160.2)
                                    --------   --------   ---------   ---------
          Total                     $2,028.0     $197.3    $3,921.8    $1,810.2
                                    ========   ========   =========   =========

          (1) The Company adopted new authoritative accounting guidance as of January 1, 2002 reflecting the cost of certain vendor considerations (e.g., cooperative advertising payments) as reductions of revenue instead of selling and marketing expenses. Financial information for all prior periods presented has been reclassified to comply with the income statement classification requirements of the new guidance. These reclassifications had no effect on total net revenue fluctuations between the periods presented.

          (2) In accordance with new authoritative accounting guidance, adopted as of January 1, 2002, the Company has ceased amortizing goodwill. The 2001 third quarter goodwill amortization was as follows: Pharmaceuticals - $34.3 and Consumer Healthcare - $5.9. The 2001 first nine months goodwill amortization was as follows:
               Pharmaceuticals - $103.0 and Consumer Healthcare - $17.8.

          (3) Consumer Healthcare included a gain of $78.9 for the 2002 first nine months related to a settlement regarding price fixing by certain vitamin suppliers.

          (4) Corporate for the 2002 third quarter and first nine months included a gain of $2,627.6 relating to the acquisition of Immunex by Amgen and an additional litigation charge of $1,400.0 relating to the litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN.

               Corporate for the 2001 third quarter and first nine months included a litigation charge of $950.0 relating to the litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 8.   Earnings per Share
          ------------------

          The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                           Three Months                 Nine Months
                                                        Ended September 30,         Ended September 30,
                                                      -----------------------     ------------------------
          (In thousands except per share amounts)        2002         2001           2002          2001
          ---------------------------------------     ----------    ---------     ----------    ----------

          Net income less preferred dividends         $1,401,399     $252,072     $2,873,149    $1,462,590
          Denominator:
            Average number of common shares
              outstanding                              1,325,930    1,318,359      1,325,294     1,316,091
                                                      ----------    ---------     ----------    ----------

          Basic earnings per share                         $1.06        $0.19          $2.17         $1.11
                                                      ==========    =========     ==========    ==========

          Net income                                  $1,401,399     $252,072     $2,873,178    $1,462,622
          Denominator:
            Average number of common shares
              outstanding                              1,325,930    1,318,359      1,325,294     1,316,091
            Common stock equivalents of
              outstanding stock options and
              deferred common stock awards                 5,138       13,183         10,004        14,010
                                                      ----------    ---------     ----------    ----------
          Total shares                                 1,331,068    1,331,542      1,335,298     1,330,101
                                                      ----------    ---------     ----------    ----------

          Diluted earnings per share                       $1.05        $0.19          $2.15         $1.10
                                                      ==========    =========     ==========    ==========

          At September 30, 2002 and 2001, the equivalent of 91.0 million and
          20.2 million common shares, respectively, issuable under the Company's stock incentive plans, were excluded from the computation of diluted earnings per share because their effect would have been antidilutive.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9.   Marketable Securities
          ---------------------

          The cost, gross unrealized gains, gross unrealized (losses) and fair value of available-for-sale and held-to-maturity securities by major security type at September 30, 2002 and December 31, 2001, were as follows:

                                                        Gross         Gross
          ($ in millions)                             Unrealized    Unrealized     Fair
          At September 30, 2002             Cost        Gains        (Losses)      Value
          ----------------------------    --------    ----------    ----------    --------
          Available-for-sale:
             U.S. Treasury securities       $153.6          $0.6            -       $154.2
             Commercial paper                126.6           0.1            -        126.7
             Certificates of deposit          48.0            -             -         48.0
             Mutual fund                     509.6          14.3            -        523.9
             Corporate debt securities       231.0           1.6          (0.2)      232.4
             Other debt securities             5.6            -             -          5.6
                                          --------    ----------    ----------    --------
          Total available-for-sale        $1,074.4         $16.6         $(0.2)   $1,090.8
                                          --------    ----------    ----------    --------
          Held-to-maturity:
             Time / Term deposits           $185.2            -             -       $185.2
             U.S. Treasury securities          1.0            -             -          1.0
             Commercial paper                 58.7            -             -         58.7
             Certificates of deposit         156.5            -             -        156.5
             Corporate debt securities         4.8            -             -          4.8
             Other debt securities             2.1            -             -          2.1
                                          --------    ----------    ----------    --------
          Total held-to-maturity            $408.3            -             -       $408.3
                                          --------    ----------    ----------    --------
                                          $1,482.7         $16.6         $(0.2)   $1,499.1
                                          ========    ==========    ==========    ========


                                                        Gross         Gross
          ($ in millions)                             Unrealized    Unrealized     Fair
          At December 31, 2001              Cost        Gains        (Losses)      Value
          ----------------------------    --------    ----------    ----------    --------
          Held-to-maturity:
             Time / Term deposits           $900.9            -             -       $900.9
             Commercial paper                363.6            -             -        363.6
             Certificates of deposit           7.6            -             -          7.6
             Government securities             7.9            -             -          7.9
             Other debt securities             2.0            -             -          2.0
                                          --------    ----------    ----------    --------
          Total held-to-maturity          $1,282.0            -             -     $1,282.0
                                          ========    ==========    ==========    ========

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The contractual maturities of debt securities classified as available-for-sale and held-to-maturity as of September 30, 2002 are as follows:

                                                                       Fair
          ($ in millions)                                   Cost      Value
          -----------------------------------------        ------     ------
          Available-for-sale:
             Due within one year                           $263.6     $263.7
             Due after one year through five years          289.7      291.6
             Due after five years through ten years           -          -
             Due after 10 years                              11.5       11.6
                                                           ------     ------
                                                           $564.8     $566.9
                                                           ======     ======
          Held-to-maturity:
             Due within one year                           $408.3     $408.3
             Due after one year through five years            -          -
             Due after five years through ten years           -          -
             Due after 10 years                               -          -
                                                           ------     ------
                                                           $408.3     $408.3
                                                           ======     ======


Note 10.  Sale of Rhode Island Facility
          -----------------------------

          During the first quarter of 2002, the Company completed the sale of a manufacturing plant located in West Greenwich, Rhode Island, to Immunex (subsequently acquired by Amgen) for $487.8 million. The Company received $189.2 million of these proceeds in 2001 and the remaining $298.6 million during the 2002 first quarter. The Company did not recognize a gain on this transaction because the facility was sold at net book value. The facility will be dedicated to expanding the production capacity of ENBREL.


Note 11.  Pending Sale of Lederle Generic Injectables
          -------------------------------------------

          A definitive agreement has been signed with Baxter Healthcare Corporation for the sale of certain assets related to the Company's generic human injectables. Under the terms of the agreement, which is subject to customary conditions at closing, including certain regulatory approvals, the Company will receive approximately $305.0 million in cash at closing, subject to certain adjustments. The Company anticipates that the closing of this transaction will occur in the 2002 fourth quarter.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 12.  Recently Issued Accounting Standards
          ------------------------------------

          During the 2002 second quarter, the Financial Accounting Standards Board (FASB) issued Statements No. 145 and 146. The new standards require the following:

          o SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, primarily relates to the reporting of gains and losses from the extinguishment of debt. With the issuance of this Statement, extinguishment of debt is not to be considered extraordinary if it is part of an entity's risk management strategy. The Company does not anticipate the adoption of this Statement to have any impact on its financial position or results of operations.

          o SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This Statement nullifies Emerging Issues Task Force
               (EITF) No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring) which permitted recognition of a liability for an exit cost at the date of an entity's commitment to an exit plan.

          The effective date for both Statements is January 1, 2003. The Company anticipates recording a charge during the 2002 fourth quarter for restructuring and related asset impairments. The Company will record its asset impairments in accordance with SFAS No. 144 and its restructuring charges, including personnel and other costs, in accordance with EITF No. 94-3. The Company does not plan to early adopt SFAS No. 146. However, if the Company records restructuring charges subsequent to January 1, 2003, such charges will be recorded in accordance with SFAS No. 146. This will spread the recognition of the restructuring expenses over a number of accounting periods as compared with EITF No. 94-3.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

          The Company adopted new authoritative accounting guidance as of January 1, 2002 reflecting the cost of certain vendor considerations (e.g., cooperative advertising payments) as reductions of revenue instead of selling and marketing expenses. Financial information for the prior periods presented has been reclassified to comply with the income statement classification requirements of the new guidance. These reclassifications had no effect on total net revenue fluctuations between the periods presented.

          Worldwide net revenue for the 2002 third quarter and first nine months was 2% lower and 5% higher, respectively, compared with prior period levels. There was no foreign exchange impact on worldwide net revenue for either the 2002 third quarter or first nine months. The following table sets forth worldwide net revenue results by operating segment together with the percentage changes from the comparable period in the prior year:

                                        Net Revenue
                                  -----------------------
                                       Three Months
                                    Ended September 30,
          ($ in millions)         -----------------------         % Increase
          Operating Segment          2002          2001           (Decrease)
          -------------------     ---------     ---------         ----------
          Pharmaceuticals          $3,025.1      $3,110.1               (3)%
          Consumer Healthcare         598.6         589.5                 2%
                                  ---------     ---------         ----------
          Total                    $3,623.7      $3,699.6               (2)%
                                  =========     =========         ==========


                                        Net Revenue
                                  -----------------------
                                        Nine Months
                                    Ended September 30,
          ($ in millions)         -----------------------         % Increase
          Operating Segment         2002          2001            (Decrease)
          -------------------     ---------     ---------         ----------
          Pharmaceuticals          $9,183.8      $8,683.4                 6%
          Consumer Healthcare       1,586.2       1,616.9               (2)%
                                  ---------     ---------         ----------
          Total                   $10,770.0     $10,300.3                 5%
                                  =========     =========         ==========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

          Pharmaceuticals
          ---------------

          Worldwide pharmaceutical net revenue decreased 3% for the 2002 third quarter and increased 6% for the 2002 first nine months. The decrease for the 2002 third quarter was due primarily to lower sales of U.S. human and animal health pharmaceuticals, while the increase for the 2002 first nine months was primarily due to higher sales of worldwide human pharmaceuticals. There was no foreign exchange impact on worldwide pharmaceutical net revenue for either the 2002 third quarter or 2002 first nine months.

          Worldwide human pharmaceutical net revenue was flat for the 2002 third quarter and increased 7% for the 2002 first nine months. The 2002 third quarter and first nine months fluctuations were impacted by increases in sales of PROTONIX, as a result of higher volume caused by an increase in prescriptions and a wholesalers' incentive program before the September 2002 price increase, and EFFEXOR, as a result of higher volume. These increases were partially offset by decreases in the sales of the PREMARIN family of products; PREVNAR, due primarily to manufacturing related constraints on finished product availability; and generic products, as a result of the discontinuance of certain oral generics. Additionally, the 2002 first nine months net revenue increase was impacted by higher sales of CORDARONE and alliance revenue. Refer to the "Prempro / Premarin - HRT Studies" and "Product Supply" sections herein for further discussion of the issues affecting the PREMARIN family of products and PREVNAR, respectively. Excluding the positive impact of foreign exchange for the 2002 third quarter, worldwide human pharmaceutical net revenue decreased 1%, however, there was no foreign exchange impact on worldwide human pharmaceutical net revenue for the 2002 first nine months.

          Worldwide animal health product net revenue decreased 37% for the 2002 third quarter and 14% for the 2002 first nine months due primarily to lower sales and higher returns of ProHeart 6 offset, in part, by higher sales of the Company's West Nile Virus biological vaccine for horses, which was introduced in the 2001 third quarter and is being sold in North America under a conditional biological license.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

          The following table sets forth the significant worldwide human pharmaceutical and animal health net revenue product fluctuations for the three and nine months ended September 30, 2002 compared with the same periods in the prior year:

                                            Three Months                Nine Months
                                         Ended September 30,        Ended September 30,
                                       -----------------------    -----------------------
          ($ in millions)              $ Increase   % Increase    $ Increase   % Increase
          Products                     (Decrease)   (Decrease)    (Decrease)   (Decrease)
          ---------------------------  ----------   ----------    ----------   ----------
          PROTONIX                         $182.8         113%        $329.8          73%
          EFFEXOR                            49.4          12%         409.3          38%
          CORDARONE                           7.4           8%         102.3          52%
          ReFacto                            16.7          46%          33.6          31%
          PREVNAR                           (53.6)       (32)%        (159.5)       (28)%
          PREMARIN family                  (165.0)       (28)%        (104.1)        (6)%
          Oral generics                     (40.3)         -          (133.0)         -
          Alliance revenue                   39.6          47%          85.1          42%
          Other                             (45.1)        (3)%          12.7          -
                                       ----------   ----------    ----------   ----------
          Total human pharmaceuticals        (8.1)         -           576.2           7%
                                       ----------   ----------    ----------   ----------

          ProHeart 6                        (74.6)         -           (88.5)         -
          Other                              (2.3)        (1)%          12.7           3%
                                       ----------   ----------    ----------   ----------
          Total animal health               (76.9)       (37)%         (75.8)       (14)%
                                       ----------   ----------    ----------   ----------

          Total pharmaceuticals            $(85.0)        (3)%        $500.4           6%
                                       ==========   ==========    ==========   ==========

          Consumer Healthcare
          -------------------

          Worldwide consumer healthcare net revenue increased 2% for the 2002 third quarter and decreased 2% for the 2002 first nine months. The increase for the 2002 third quarter was due primarily to higher sales of ADVIL, CALTRATE and various other products offset, in part, by lower sales of the CENTRUM product line and DENOREX, which was divested in February 2002. The decrease for the 2002 first nine months was due primarily to lower sales of cough/cold/allergy products, DENOREX, CALTRATE and CHAP STICK offset, in part, by higher sales of the CENTRUM product line and various other products. There was no foreign exchange impact on worldwide consumer healthcare net revenue for either the 2002 third quarter or first nine months.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

          The following table sets forth the significant worldwide consumer healthcare net revenue product fluctuations for the three and nine months ended September 30, 2002 compared with the same periods in the prior year:

                                            Three Months                Nine Months
                                         Ended September 30,        Ended September 30,
                                       -----------------------    -----------------------
          ($ in millions)              $ Increase   % Increase    $ Increase   % Increase
          Products                     (Decrease)   (Decrease)    (Decrease)   (Decrease)
          ---------------------------  ----------   ----------    ----------   ----------
          ADVIL*                             $3.0           2%         $(1.0)         -
          CALTRATE                            2.2           6%          (4.6)        (4)%
          CENTRUM                            (3.9)        (3)%          13.1           4%
          DENOREX                            (4.1)      (100)%         (10.7)       (92)%
          CHAP STICK                         (1.4)        (6)%          (4.1)        (6)%
          Cough/cold/allergy products        (0.4)         -           (42.2)       (13)%
          Other                              13.7          11%          18.8           5%
                                       ----------   ----------    ----------   ----------

          Total consumer healthcare          $9.1           2%        $(30.7)        (2)%
                                       ==========   ==========    ==========   ==========

          * ADVIL COLD AND SINUS is included within the cough/cold/allergy product line.

          The following table sets forth the percentage changes in worldwide net revenue by operating segment compared with the same periods in the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

                                               % Increase (Decrease)                        % Increase (Decrease)
                                       Three Months Ended September 30, 2002         Nine Months Ended September 30, 2002
                                     -----------------------------------------     -----------------------------------------

                                                        Foreign       Total                           Foreign      Total
                                     Volume    Price    Exchange   Net Revenue     Volume    Price    Exchange   Net Revenue
                                     ------    -----    --------   -----------     ------    -----    --------   -----------
          Pharmaceuticals
          -------------------
          United States               (16)%      9%          -        (7)%           (1)%       7%        -           6%
          International                  2%      2%          1%         5%             5%       1%       (1)%         5%
                                      -----    ----         ---       ----           ----      ---       ----       ----
          Total                       (10)%      7%          -        (3)%             1%       5%        -           6%
                                      =====    ====         ===       ====           ====      ===       ====       ====

          Consumer Healthcare
          -------------------
          United States                  2%    (1)%          -          1%           (4)%       -         -         (4)%
          International                (1)%      3%          -          2%             1%       2%       (1)%         2%
                                      -----    ----         ---       ----           ----      ---       ----       ----
          Total                         1%       1%          -          2%           (3)%       1%        -         (2)%
                                      =====    ====         ===       ====           ====      ===       ====       ====

          Total
          -------------------
          United States               (13)%      7%          -        (6)%           (1)%       6%        -           5%
          International                  2%      2%          1%         5%             4%       2%       (1)%         5%
                                      -----    ----         ---       ----           ----      ---       ----       ----
          Total                        (8)%      6%          -        (2)%             1%       4%        -           5%
                                      =====    ====         ===       ====           ====      ===       ====       ====

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

          Cost of goods sold, as a percentage of Net revenue, increased to 29.2% for the 2002 third quarter compared with 23.8% for the 2001 third quarter and increased to 25.5% for the 2002 first nine months compared with 24.0% for the 2001 first nine months. The increase in Cost of goods sold, as a percentage of Net revenue, for both the 2002 third quarter and first nine months is attributable to a change in product mix, the costs of addressing various manufacturing issues as described in the "Product Supply" section, herein, and the write-off of approximately $35.0 million of FluShield inventory. The unfavorable change in product mix reflects decreased sales of the higher margin PREMARIN family and PREVNAR products and higher sales of lower margin products such as PROTONIX and ReFacto offset, in part, by the discontinuance of the lower margin oral generics business in the pharmaceuticals segment. The unfavorable change in product mix is also partially offset by increased alliance revenue recorded in 2002 net revenue compared with 2001 net revenue. There are no costs of goods sold relating to alliance revenue, and therefore any net revenue fluctuations impacted by alliance revenue also impact gross margins.

          Selling, general and administrative expenses, as a percentage of Net revenue, increased to 33.6% for the 2002 third quarter compared with 32.5% for the 2001 third quarter and remained flat at 35.3% for the 2002 first nine months (excluding the effect of goodwill amortization from the 2001 third quarter and first nine months). The slight increase relating to the third quarter was primarily due to spending for various selling programs and general and administrative expenses outpacing net revenue growth.

          Research and development expenses increased 9% for both the 2002 third quarter and first nine months due primarily to an increased number of employees and other research operating expenses, including higher chemical and material costs, clinical grant spending and cost sharing expenditures relating to pharmaceutical collaborations offset, in part, by lower payments under licensing agreements.

          Interest expense, net increased 29% for the 2002 third quarter and 72% for the 2002 first nine months due primarily to higher weighted average debt outstanding and lower interest income, as compared with prior year levels. Weighted average debt outstanding during the 2002 third quarter and first nine months was $10,817.0 million and $10,380.8 million, respectively, compared with prior year levels of $8,466.0 million and $6,654.0 million, respectively. The impact of higher debt outstanding was partially offset by lower interest rates on outstanding commercial paper.

          Other income, net decreased 74% for the 2002 third quarter and 13% for the 2002 first nine months due primarily to lower gains on sales of non-strategic assets. The decrease for the 2002 first nine months was partially offset by the proceeds received from a settlement regarding price fixing by certain vitamin suppliers.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

          The following table sets forth worldwide income before taxes by operating segment together with the percentage changes from the comparable period in the prior year:

                                                             Income Before Taxes (1)
                                     ------------------------------------------------------------------------
                                        Three Months                            Nine Months
                                     Ended September 30,                    Ended September 30,
                                     -------------------                    -------------------
          ($ in millions)                                   % Increase                             % Increase
          Operating Segment            2002       2001      (Decrease)        2002       2001      (Decrease)
          -----------------------    --------   --------    ----------      --------   --------    ----------
          Pharmaceuticals              $659.9   $1,035.1       (36)%        $2,469.7   $2,551.8        (3)%
          Consumer Healthcare (2)       183.6      182.5          1%           486.5      418.6         16%
                                     --------   --------       -----        --------   --------        ----
                                        843.5    1,217.6       (31)%         2,956.2    2,970.4         -

          Corporate (3)               1,184.5   (1,020.3)        -             965.6   (1,160.2)        -
                                     --------   --------       -----        --------   --------        ----

          Total                      $2,028.0     $197.3         -          $3,921.8   $1,810.2         -
                                     ========   ========       =====        ========   ========        ====

          (1) In accordance with new authoritative accounting guidance, adopted as of January 1, 2002, the Company has ceased amortizing goodwill. The 2001 third quarter goodwill amortization was as follows: Pharmaceuticals - $34.3 and Consumer Healthcare - $5.9. The 2001 first nine months goodwill amortization was as follows:
               Pharmaceuticals - $103.0 and Consumer Healthcare - $17.8. Excluding goodwill amortization from the 2001 third quarter and first nine months results, Pharmaceuticals and Consumer Healthcare income before taxes decreased 38% and 3%, respectively, for the 2002 third quarter and decreased 7% and increased 11%, respectively, for the 2002 first nine months.

          (2) Consumer Healthcare included a gain of $78.9 for the 2002 first nine months related to a settlement regarding price fixing by certain vitamin suppliers. Excluding goodwill amortization and the settlement gain from the 2002 first nine months results, Consumer Healthcare income before taxes decreased 7%.

          (3) Corporate for the 2002 third quarter and first nine months included a gain of $2,627.6 relating to the acquisition of Immunex by Amgen and an additional litigation charge of $1,400.0 relating to the litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN. In addition, the 2001 third quarter and first nine months also included a diet drug litigation charge of $950.0. Excluding these items from the 2002 and 2001 third quarter and first nine months results, Corporate expenses, net decreased 39% and increased 25%, respectively.

          Worldwide pharmaceutical income before taxes decreased 38% for the 2002 third quarter and 7% for the 2002 first nine months (excluding goodwill amortization from the 2001 third quarter and first nine months) due primarily to shortfalls in worldwide sales of human pharmaceuticals, higher costs of goods sold, as a percentage of net revenue, higher research and development expenses and lower other income, net (primarily due to lower gains on sales of non-strategic assets).

          Worldwide consumer healthcare income before taxes decreased 3% for the 2002 third quarter and increased 11% for the 2002 first nine months (excluding goodwill amortization from the 2001 third quarter and first nine months) while consumer healthcare net sales increased 2% for the 2002 third quarter and decreased 2% for the 2002 first nine months. The difference in the growth rates for the 2002 first nine months is primarily attributable to the settlement gain relating to price fixing by certain vitamin

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

          suppliers, higher gains on asset sales and lower selling, general and administrative expenses as a percentage of net sales.

          Corporate expenses, net decreased 39% for the 2002 third quarter and increased 25% for the 2002 first nine months, excluding the following unusual items: a 2002 third quarter gain of $2,627.6 million relating to the acquisition of Immunex by Amgen; a 2002 third quarter charge of $1,400.0 million to increase the reserve relating to the REDUX and PONDIMIN diet drug litigation; and a 2001 third quarter diet drug litigation charge of $950.0 million. The decrease in corporate expenses, net for the 2002 third quarter, excluding the unusual items identified above, was due primarily to lower general and administrative expenses. The increase for the 2002 first nine months, excluding the unusual items, was due primarily to higher interest expense, resulting from higher weighted average debt outstanding and lower interest income.

          The effective tax rate decreased to 21.9% and 22.1% for the 2002 third quarter and first nine months, respectively, compared with 24.0% for both the 2001 third quarter and first nine months (excluding the effect of goodwill amortization and the 2002 and 2001 unusual items). The tax rate reduction occurring in the 2002 third quarter and first nine months was primarily due to an increased benefit from products manufactured in lower taxed jurisdictions.


          Consolidated Net Income and Diluted Earnings Per Share Results
          --------------------------------------------------------------

          Net income and diluted earnings per share for the 2002 third quarter increased to $1,401.4 million and $1.05 compared with $252.1 million and $0.19. On January 1, 2002, the Company adopted SFAS No. 142, which eliminated the amortization of goodwill. Excluding the after-tax goodwill amortization of $38.3 million and $0.03 per share-diluted from the 2001 third quarter results, as well as the 2002 and 2001 unusual items, net income and diluted earnings per share for the 2002 third quarter both decreased 31% to $626.7 million and $0.47, respectively, compared with $905.4 million and $0.68 in the 2001 third quarter. The decreases in net income and diluted earnings per share for the 2002 third quarter, excluding the unusual items, was principally due to sales shortfalls of several product categories, including:

               o The PREMARIN family of products, which is directly related to the findings from the WHI study evaluating hormone replacement therapy, published on July 9, 2002.

               o The vaccine business, due to manufacturing related constraints on PREVNAR product availability.

               o Products in the animal health and consumer healthcare divisions, including lower sales and higher than projected returns of the animal health division product, ProHeart 6 and lower cough/cold product sales and reductions in retailer inventories in the consumer healthcare division.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

          Additionally, the decline in net income, excluding the unusual items, was impacted by higher cost of goods sold, as a percentage of net revenue, and higher research and development expenses and interest expense, as well as lower other income, net.

          Net income and diluted earnings per share for the 2002 first nine months increased to $2,873.2 million and $2.15 compared with $1,462.6 million and $1.10 in the prior year. Excluding the after-tax goodwill amortization of $115.2 million and $0.09 per share-diluted from the 2001 first nine months results, as well as the unusual items identified above, net income and diluted earnings per share for the 2002 first nine months decreased 4% and 5%, respectively, to $2,098.5 million and $1.57, respectively, compared with $2,192.9 million and $1.65 in the 2001 first nine months. The same items that impacted the 2002 third quarter decrease in net income also impacted the 2002 first nine months.


          Liquidity, Financial Condition and Capital Resources
          ----------------------------------------------------

          The Company generated net cash from operating activities totaling $168.0 million during the 2002 first nine months. Most of the earnings generated during the 2002 first nine months were offset by the following items:

               o payments of $1,047.4 million relating to the diet drug litigation (see Note 5 to the Consolidated Condensed Financial Statements),
               o payments of $415.0 million to a security fund as collateral for the Company's financial obligations under the diet drug settlement,
               o payments made on outstanding payables and accrued expenses totaling $320.7 million, and
               o an increase in inventories of $315.2 million due primarily to production planning.

          The Company used $1,301.6 million of cash during the 2002 first nine months for investments in property, plant and equipment. The capital expenditures made during the 2002 first nine months were consistent with the Company's commitment to expand existing manufacturing and research and development facilities worldwide, and build new biotechnology facilities. The Company received investment proceeds through the sales and maturities of marketable securities and the sales of assets totaling $1,759.3 million. Included in the proceeds from sales of assets in 2002 is approximately $298.6 million relating to the sale of the Company's retrofitted Rhode Island facility to Immunex (subsequently acquired by Amgen). Additionally, the Company received $1,005.2 million in cash in connection with the acquisition of Immunex by Amgen.

          The Company received cash through various financing activities including net proceeds from debt totaling $1,365.3 million and cash provided by stock option exercises totaling $206.1 million. These proceeds were partially offset by dividend payments of $914.2 million and purchases of treasury stock of $113.9 million.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

          At September 30, 2002, the Company had outstanding $11,006.7 million in total debt. The Company's total debt consisted of commercial paper of $6,182.1 million, and notes payable and other debt of $4,824.6 million. Current debt at September 30, 2002, classified as Loans payable, consisted of:

               o $2,000.0 million of commercial paper supported by the $2,000.0 million credit facility that terminates in less than one year,

               o $1,182.1 million of commercial paper that is in excess of the $3,000.0 million credit facility and is supported by $3,880.7 million of cash, cash equivalents and marketable securities, and

               o $266.8 million of notes payable and other debt that is due within one year.

          The portion of commercial paper outstanding at September 30, 2002 supported by the $3,000.0 million, 364-day credit facility was classified as Long-term debt since the Company intends, and has the ability, to refinance these obligations through the issuance of additional commercial paper or through the use of its $3,000.0 million credit facility.

          Following the termination of its $1,000.0 million credit facility on July 31, 2002, the Company obtained a 364-day $2,000.0 million credit facility, which contemplates a potential increase to $3,000.0 million if the Company so requests and lenders agree to participate. The facility will be reduced to 66.67% of its committed amount on December 31, 2002 and to 33.34% of its committed amount on May 8, 2003. In addition, in the event the Company enters into certain alternative financings or asset sales (excluding up to $1,000.0 million of proceeds from any sales of Amgen shares) the committed amount will be reduced by the amount of proceeds received therefrom.

          Management believes that this new facility, together with the Company's existing $3,000.0 million credit facility, its investment in Amgen and significant cash balances (including the $1,005.2 million received in July in connection with the acquisition of Immunex by Amgen), should provide for adequate liquidity needs of the Company for the foreseeable future. Although the Company offers its commercial paper in a liquid market commensurate with its short-term credit ratings from Moody's (P2), S&P (A1) and Fitch (F1), the credit markets have been increasingly volatile and sensitive to unfavorable developments. Accordingly, and in light of the relatively large size of the Company's commercial paper program, the Company is currently evaluating financing alternatives to support longer term liquidity requirements.

          On September 27, 2002, Moody's affirmed the Company's Prime-2 short-term rating and placed the Company's A3 long-term senior unsecured debt rating under review for possible downgrade. Since then, the Company has held discussions with Moody's and has provided additional information requested to facilitate their review. To date, Moody's has not taken action with respect to the Company's A3 long-term rating.

          Management remains confident that cash flows from operating activities and existing and prospective financing resources will be adequate to fund the Company's operations, pay opt out settlement payments and fund the nationwide class action settlement relating to

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

          the PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen") and REDUX diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations, without requiring the disposition of any significant strategic core assets or businesses.


          Certain Factors that May Affect Future Results
          ----------------------------------------------

          Prempro / Premarin - HRT Studies

          Two subsets of the WHI enrolled a total of 27,000 predominantly healthy postmenopausal women to assess the risks and benefits of either long-term estrogen replacement therapy (ERT) or long-term hormone replacement therapy (HRT). The primary endpoint of the WHI study was coronary heart disease, with invasive breast cancer as the primary adverse outcome studied. The HRT subset of the WHI study, involving women who received a combination of conjugated estrogens and medroxyprogesterone acetate (PREMPRO), was stopped early (after the patients were followed in the study for an average of 5.2 years) because, according to the predefined stopping rule, increased risks of breast cancer and cardiovascular events exceeded the specified long-term benefits. The study observed an increased incidence of cardiovascular disease and, over time, breast cancer among women on HRT compared to those on placebo. The study also observed a reduction in the incidence of hip, vertebral and other osteoporotic fractures and of colon cancer among women on HRT compared to those on placebo. The study did not evaluate the use of HRT for the treatment of menopausal symptoms, the main indications of the product. These findings provide additional information about the risks of breast cancer and cardiovascular disease which were identified as potential adverse events in the labeling for the Company's HRT products. A great deal of media attention has been focused on this subject.

          As a result, sales of PREMPRO and other PREMARIN family products have been and will continue to be adversely affected even though the study subset that was terminated focused on the long-term use of PREMPRO and did not involve PREMARIN (ERT). Based on the most recent available market data, average weekly prescriptions written for PREMPRO and PREMARIN decreased approximately 50% and 20%, respectively, compared to the average weekly prescriptions written during the eight week period preceding the termination of the study subset. PREMPRO sales (including PREMPHASE) for the three and nine months ended September 30, 2002 represented approximately 5% of consolidated net revenue for both periods. Set forth below are individual product operating results for PREMPRO/PREMPHASE and PREMARIN for both the three and nine months ended September 30, 2002 and 2001.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

                                               Prempro/Premphase
                               -------------------------------------------------
                                  Three Months                  Nine Months
                               Ended September 30,          Ended September 30,
                               -------------------         ---------------------
          ($ in millions)       2002         2001            2002          2001
          ---------------      ------       ------         --------       ------
          Net revenue          $153.1       $264.9           $540.7       $700.8
          Gross profit          132.4        230.6            465.3        607.9


                                                   Premarin
                               -------------------------------------------------
                                  Three Months                  Nine Months
                               Ended September 30,          Ended September 30,
                               -------------------         ---------------------
          ($ in millions)       2002         2001            2002          2001
          ---------------      ------       ------         --------       ------
          Net revenue          $268.3       $321.5         $1,001.6       $945.6
          Gross profit          239.8        288.4            916.0        862.6


          Competition

          The Company operates in the highly competitive pharmaceutical and consumer health care industries. PREMARIN, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products PREMPRO and PREMPHASE (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate), are the leaders in their categories and contribute significantly to the Company's net revenue and results of operations. PREMARIN's natural composition is not subject to patent protection (although PREMPRO has patent protection). The principal indications of PREMARIN, PREMPRO and PREMPHASE are to manage the symptoms of menopause and to prevent osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. New products containing different estrogens and/or different progestins than those found in PREMPRO and PREMPHASE, utilizing various forms of delivery and having one or more of the same indications have also been introduced. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the FDA announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. At least one other company has announced that it is in the process of developing a generic version of PREMARIN from the same natural source, and the Company currently cannot predict the timing or outcome of these or any other efforts.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

          The marketing exclusivity for CORDARONE I.V. expired on August 3, 2002 and the Company's application for a six month pediatric extension of the marketing exclusivity was denied by the FDA. Accordingly, sales of CORDARONE I.V. will be materially decreased by the introduction of generic products, several of which have been approved by the FDA. CORDARONE I.V. had net sales of $286.4 million during the first nine months of 2002.

          Product Supply

          Although the market demand for ENBREL is increasing, the sales growth currently is constrained by limits on the existing source of supply. This is expected to continue until the retrofitting of a Rhode Island facility owned by Amgen is completed and approved, which is currently anticipated to occur in the first quarter of 2003, although there is no assurance that this estimate will prove accurate. If the market demand continues to grow, there may be further supply constraints even after the Rhode Island facility begins producing ENBREL. In April 2002, Immunex (prior to being acquired by Amgen) announced it entered into a manufacturing agreement with Genentech, Inc. to produce ENBREL beginning in 2004, subject to FDA approval. The current plan for the longer term includes an additional manufacturing facility, which is being constructed by the Company in Ireland and is expected to be completed during 2005.

          The Company has been experiencing inconsistent results on dissolution testing of certain dosage forms of PREMARIN and is working with the FDA to resolve this issue. Until this issue is resolved, supply shortages of one or more dosage strengths may occur. Although these shortages may adversely affect PREMARIN sales in one or more accounting periods, the Company believes that, as a result of current inventory levels and the Company's enhanced process controls, testing protocols and the ongoing formulation improvement project, as well as reduced demand (see also Prempro / Premarin - HRT Studies), overall PREMARIN family sales will not be significantly impacted by the dissolution issues.

          Sales of PREVNAR continue to be affected by manufacturing related constraints on product availability. The Company is in the process of implementing manufacturing improvements and allocating additional personnel and equipment to increase the production of PREVNAR. The Company's efforts are not expected to significantly increase supply until 2003 and, as a result, 2002 PREVNAR sales will not exceed prior year levels. The manufacturing processes for this product are very complex and there can be no assurance that manufacturing related difficulties will not constrain PREVNAR sales in 2003 or beyond.

          Sales growth of ReFacto (a recombinant factor VIII product for hemophilia A) has been constrained by limits on existing product supply sources, which are being alleviated as new manufacturing capacity becomes available. However, the overall supply of the competitive recombinant factor VIII products has recently increased and this, along with certain ongoing labeling revisions and related issues concerning assay methodology and potency, may adversely affect demand for ReFacto.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

          Litigation and Contingent Liabilities

          The Company is involved in various legal proceedings, including product liability and environmental matters that arise from time to time in the ordinary course of business, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002 and this Quarterly Report on Form 10-Q. These include allegations of injuries caused by drugs, vaccines and over-the-counter products, including PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen"), REDUX, DIMETAPP, ROBITUSSIN and PREMPRO. In addition, the Company has responsibility for environmental, safety and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund.

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


          Cautionary Statements for Forward-Looking Information
          -----------------------------------------------------

          This Form 10-Q, including management's discussion and analysis set forth above, contains certain forward-looking statements, including, among other things, statements regarding the Company's results of operations, competition, liquidity, financial condition and capital resources, PREVNAR sales, PREMPRO/PREMARIN performance, product supply, foreign currency and interest rate risk, the nationwide class action settlement relating to REDUX and PONDIMIN, and additional litigation charges related to REDUX and PONDIMIN including those for opt outs. These forward-looking statements are based on current expectations of future events that involve risks and uncertainties including, without limitation, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing, commercialization, economic conditions including interest and currency exchange rate fluctuations, access to capital markets, the impact of competitive or generic products, product liability and other types of lawsuits, the impact of legislation and regulatory compliance and obtaining approvals and patents. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. However, the Company assumes no obligation to publicly update any forward-looking statements, whether as a

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

          result of new information, future events or otherwise. Certain factors which could cause the Company's actual results to differ materially from expected and historical results are discussed herein and others have been identified by the Company in Exhibit 99 to the Company's 2001 Annual Report on Form 10-K, which exhibit is incorporated herein by reference.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          The market risk disclosures appearing on pages 64 and 65 of the Company's 2001 Annual Report on Form 10-K have not materially changed from December 31, 2001.

          At September 30, 2002, the fair values of the Company's financial instruments were as follows:

          ($ in millions)             Notional/
          Description              Contract Amount   Carrying Value   Fair Value
          ---------------------    ---------------   --------------   ----------
          Forward contracts (1)         $633.0             $11.4          $11.4
          Interest rate swaps          1,500.0             198.3          198.3
          Outstanding debt (2)        10,812.9          11,006.7       11,140.8

          (1) If the value of the U.S. dollar were to increase or decrease by 10%, in relation to all hedged foreign currencies, the net receivable on the forward contracts would decrease or increase by approximately $40.3.

          (2) If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would increase or decrease by approximately $202.6.

          The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of September 30, 2002; and the fair value of interest rate swaps and forward contracts reflects the present value of the future potential gain or (loss) if settlement were to take place on September 30, 2002.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2002

Item 4.   Controls and Procedures
          -----------------------

          Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are reasonably effective in design and practice to alert them, in a timely manner, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

                           Part II - Other Information

Item 1.   Legal Proceedings
          -----------------

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002 and June 30, 2002.

          On July 9, 2002, findings from the WHI study evaluating hormone replacement therapy were released and the subset of the study involving use of the Company's PREMPRO product was stopped early. Since that announcement, the Company has been named in eleven putative class action lawsuits. Three of the eleven putative class actions seek to represent a nationwide class of all women who have ever purchased or ingested PREMPRO and seek, on behalf of the class, purchase price refunds, personal injury damages, medical monitoring expenses and an order requiring the Company to inform the public of the reported risks of PREMPRO. Favela, et al. v. Wyeth, No. 02-05893DT, U.S.D.C., C.D. Ca.; Lewers, et al. v. Wyeth, No.02C4970, U.S.D.C., N.D. Ill.; and Szabo, et al. v. Wyeth, No. SA02-757, U.S.D.C., C.D. Ca. Five putative class actions each seek to represent a statewide class of women who have ingested the drug and seek purchase price refunds and medical monitoring expenses. Albertson, et al. v. Wyeth, No. 002944 Ct. Comm. Pleas, Philadelphia Cty., PA; Cook, et al. v. Wyeth, No. 4-02-CV-00529WRW, U.S.D.C., E.D. Pa.; Finnigan, et al. v. Wyeth, No. 00007, Ct. Comm. Pleas, Philadelphia Cty., PA; Gallo, et al. v. Wyeth, No. 002857, Ct. Comm. Pleas, Philadelphia Cty., PA.; Koenig, et al. v. Wyeth, No. 02-18165CA27, U.S.D.C., S.D.Fl. The remaining three putative class actions (the previously reported Bloch, Geller and Goldstein cases) have been voluntarily dismissed. An additional nine cases claiming personal injury damages have been filed on behalf of allegedly injured individuals. The Company expects that additional PREMPRO cases may be filed in the future.

          In the litigation involving those formulations of the Company's DIMETAPP and ROBITUSSIN cough/cold products that contained the ingredient phenylpropanolamine (PPA), California Superior Court Judge Anthony J. Mohr, who is supervising the California state court PPA litigation, has denied class certification in the four California putative class actions seeking damages for alleged economic losses. The Company is currently named as a defendant in more than 450 lawsuits involving approximately 1,800 named plaintiffs. Of these lawsuits, six are purported class actions. Of the class actions suits, three allege economic injury caused by alleged misrepresentations regarding the risks involved with products containing PPA and three allege personal injury. The Company expects that additional PPA cases may be filed in the future against it and the other companies that marketed PPA-containing products.

          In the litigation involving allegations that the cumulative effect of thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism in children, one additional class action has been filed. Ashton, et al. v. Aventis Pasteur, Inc., et al., No. 004026, Ct. Comm. Pleas, Philadelphia Cty., PA, is a putative nationwide class action seeking medical monitoring, a court-supervised research program and compensatory and punitive damages. The Company has now been named as a defendant in more than 140 lawsuits involving approximately 550 named plaintiffs. Of these lawsuits, eleven are purported class actions. The Company expects that additional thimerosal cases may be filed in the future against it and the other companies that marketed thimerosal-containing products.

          The Company is unable at the present time to estimate a range of potential exposure, if any, with respect to the PREMPRO, PPA and thimerosal litigations but expects to incur costs in connection with the defense of these matters.

          The Company has been named as a defendant in three additional lawsuits alleging Medicare fraud arising out of the alleged manipulation of the Average Wholesale Price (AWP) of Medicare Part B "Covered Drugs." AWP is utilized in determining the reimbursement amount of the Medicare Part B Covered Drugs and in calculating Medicare rebates. Thompson, et al. v. Abbott Laboratories, Inc., et al., No. C-024450, U.S.D.C., N.D. Cal.; Turner, et al. v. Abbott Laboratories, et al., No. 412357, Super. Ct., San Francisco Cty., CA.; and Virag, et al. v. Allergan, Inc., et al., No. BC282690, Super. Ct., Los Angeles Cty., CA., are putative class actions on behalf of California patients and third-party payers who allegedly have been injured by the defendants' alleged manipulation of the AWPs for their pharmaceutical products. In each case, plaintiffs seek equitable and injunctive relief, including restitution and disgorgement pursuant to the provisions of Section 17200 of the California Business and Professions Code, which is the state's unfair and deceptive trade practices statute. The Company is currently a defendant in six putative class action lawsuits relating to AWP.

          The Company's Wyeth Medica Ireland (WMI) subsidiary has received a summons filed in the Irish High Court in Dublin by Schuurmans & Van Ginneken (SvG), a Netherlands-based molasses and liquid storage concern. The summons puts WMI on notice that SvG intends to file a formal complaint with the High Court alleging, inter alia, that WMI conspired with its waste disposal contractors to improperly dispose of a sugar water process stream that contained medroxyprogesterone acetate (MPA). SvG purchased sugar recovered from that process stream for use in its molasses refining operations. SvG has indicated that it seeks compensation for the contamination and disposal of up to 26,000 tons of molasses allegedly contaminated with MPA. SvG further seeks compensation on behalf of an unspecified number of its animal feed customers who are alleged to have used contaminated molasses in their livestock feed formulations. The summons does not specify the amount of damages sought. SvG has obtained an order of attachment of certain assets of the Company's AHP Manufacturing, B.V. subsidiary in connection with the WMI matter.

          On July 7, 1997, plaintiffs were awarded $44.0 million in compensatory damages and $1.0 million in punitive damages in an action, which was commenced in U.S. District Court in August 1993 (University of Colorado et al. v. American Cyanamid Company, Docket No. 93-K-1657, D.Col.). The plaintiffs had accused American Cyanamid Company (Cyanamid) of misappropriating the invention of, and patenting as its own, the formula for the current MATERNA multi-vitamins. The complaint also contained allegations of conversion, fraud, misappropriation, wrongful naming of inventor, and copyright and patent infringement. The patent, whose ownership and inventorship is in dispute, was granted to Cyanamid in 1984. The Court had previously granted

          Cyanamid's summary judgment motions dismissing all counts for relief except for unjust enrichment and fraud, which were the issues tried before the court in a three-week bench trial in May 1996. Although the plaintiffs had earlier been granted summary judgment on their copyright infringement claim, the court declined to award plaintiffs damages on that claim. Plaintiffs' post-trial motions seeking to increase the damages to approximately $111.0 million (allegedly representing Cyanamid's gross profit for 1982-1995 from the sale of the reformulated MATERNA product) and to recover approximately $0.8 million of attorneys' fees were denied. In November 1999, the Court of Appeals affirmed in part and vacated in part the District Court's judgment, and remanded this case to the District Court for further proceedings. Under this ruling, the $45.0 million judgment against the Company was vacated. Following remand, the District Court conducted an oral hearing on the inventorship issue and, in March 2001, a trial on damages issues was held. The District Court concluded that University of Colorado employees are the sole inventors of the disputed patent. In August 2002, the District Court handed down its final findings of fact and conclusion of law and entered its judgment awarding plaintiffs compensatory damages of $55.7 million plus punitive damages of $1.0 million. The Company has filed a Notice of Appeal to the U.S. Court of Appeals for the Federal Circuit, appealing the District Court's earlier holding of liability (i.e., that the University of Colorado employees are the sole inventors of the MATERNA formulation patent) as well as the damage awards.

          In September 2002, Israel Bio-Engineering Project (IBEP) filed an action against Amgen, Immunex, the Company and one of the Company's subsidiaries (Docket No. C02-6880 ER, D. Ca.) alleging infringement of U.S. Patent 5,981,701, by the manufacture, offer for sale, distribution and sale of ENBREL. IBEP is not the legal title holder of this patent, but is alleging equitable ownership. IBEP has requested a jury trial. IBEP seeks an accounting of damages and of any royalties or license fees paid to a third party and seeks to have the damages trebled on account of alleged willful infringement. IBEP also seeks to require the defendants to take a compulsory non-exclusive license. The matter is in a preliminary stage. In March 2002, Zymogenetics, Inc. filed an action for patent infringement against Immunex, subsequently acquired by Amgen, alleging that the manufacture and sale of ENBREL willfully infringes six U.S. patents relating to specified fusion proteins and specified processes for making those proteins (Zymogenetics, Inc. v. Immunex Corp., Docket No. C02-561R, D. Wash.). Zymogenetics seeks a declaration of infringement and available remedies under the patent laws, including monetary damages and injunctive relief and has requested a jury trial. Immunex has denied infringement and has asserted patent invalidity as an affirmative defense and counterclaim. In May 2002, the District Court ordered bifurcation of the liability (infringement and validity) issues from the damages and willfulness issues. Amgen has advised the Company that it intends to vigorously defend this litigation. Under its agreement with Amgen for the promotion of ENBREL, the Company has an obligation to pay a portion of the patent litigation expenses related to ENBREL in the U.S. and Canada as well as a portion of any damages or other monetary relief awarded in such patent litigation.

          On July 26, 2002, a Brazilian Federal Public Attorney filed a public civil action against the Federal Government of Brazil, Laboratorios Wyeth-Whitehall Ltda. (LWWL), a Brazilian subsidiary of the Company, and Colgate Palmolive Company, as represented by its Brazilian subsidiary, Kolynos do Brasil Ltda. (Kolynos), seeking to nullify and overturn the April 11, 2000 decision by the Brazilian First Board of Tax Appeals which had found that the capital gain of LWWL from its divestiture of its oral healthcare business was not taxable in Brazil. The action seeks to hold LWWL jointly and severally liable with Kolynos and the Brazilian Federal Government. The amount of taxes originally attributable to the transaction was approximately $80.0 million. Management believes that this action is without merit.

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


Item 5.   Approval of Non-Audit Services
          ------------------------------

          On September 26, 2002, the Company's Audit Committee approved utilization of the Company's outside auditors to perform services related to analysis and review of the consolidated and local foreign tax provisions, preparation of local foreign tax returns, assistance in foreign tax audits and transfer pricing documentation related to the year ending December 31, 2002.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)   Exhibits
                --------

                Exhibit No.   Description
                -----------   -----------


                   (12)       Computation of Ratio of Earnings to Fixed Charges.

                  (99.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  (99.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (b)   Reports on Form 8-K
                -------------------

                The following Current Reports on Form 8-K were filed by the Company during the 2002 third quarter:

                o On July 29, 2002, relating to the exchange of Immunex shares in the acquisition of Immunex by Amgen (including disclosure on Items 2 and 7).

                o On August 8, 2002, to file the CEO and CFO certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (including disclosure under Regulation FD on Items 7 and 9).

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




                                      Wyeth
                                      -----
                                  (Registrant)


                              By /s/ Paul J. Jones
                                 -----------------
                                  Paul J. Jones
                         Vice President and Comptroller
                           (Duly Authorized Signatory
                          and Chief Accounting Officer)


Date: November 13, 2002

                                 Certifications
                                 --------------

          I, Robert Essner, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Wyeth (the registrant);

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                              By /s/ Robert Essner
                                 -----------------
                                  Robert Essner
                      President and Chief Executive Officer


Date: November 13, 2002

                                 Certifications
                                 --------------


          I, Kenneth J. Martin, certify that:

          1. I have reviewed this quarterly report on Form 10-Q of Wyeth (the registrant);

          2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






                            By /s/ Kenneth J. Martin
                               ---------------------
                                Kenneth J. Martin
              Executive Vice President and Chief Financial Officer


Date: November 13, 2002

                                  Exhibit Index
                                  -------------


          Exhibit No.    Description
          -----------    -----------

             (12)        Computation of Ratio of Earnings to Fixed Charges.

            (99.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (99.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                      EX-1