Form 10-K/A
period 2001-12-31
WYETH
filed 2002-12-23
CIK 5187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                      AMENDMENT TO FORM 10-K ANNUAL REPORT
                  FILED PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Aggregate market value at November 29, 2002                 $50,950,994,551

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                                                            November 29, 2002
                                                            -----------------

Common Stock, $0.33 - 1/3 par value                         1,325,813,025

                                EXPLANATORY NOTE

This Form 10-K/A is being filed to amend Wyeth's (the Company) Annual Report on Form 10-K for the year ended December 31, 2001 (the 2001 Form 10-K) to (1) include under Item 15 an audit report by PricewaterhouseCoopers LLP (PwC) with respect to Wyeth's financial statements for its 2001 fiscal year and (2) to include as an exhibit the Consent of Independent Auditors, PricewaterhouseCoopers LLP, required by Item 601 of Regulation S-K of the Securities and Exchange Commission (the Commission).

Wyeth's financial statements contained in the 2001 Form 10-K were audited by Arthur Andersen LLP, whose audit report with respect to such financial statements was included therein. On March 13, 2002, the Board of Directors of Wyeth, upon recommendation of its Audit Committee, made a determination not to further engage Arthur Andersen as the Company's independent public accountants and engaged PwC to serve as the Company's independent public accountants for the fiscal year 2002. The appointment of PwC was ratified by the stockholders of Wyeth at the Company's 2002 Annual Meeting of Stockholders held on April 25, 2002.

The Company engaged PwC to perform an audit of its financial statements for the fiscal year 2001. PwC has completed this audit, which resulted in no revisions to the Company's financial statements for such period.

In addition, subsequent to the filing of the 2001 Form 10-K, the staff of the Commission engaged in a review of Wyeth's periodic filings. As a result of this review process, Wyeth agreed to provide added or expanded disclosures with respect to certain matters to be included in future filings with the Commission. This Form 10-K/A includes such additional disclosures where appropriate and, accordingly revises Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8 - Financial Statements and Supplementary Data of the 2001 Form 10-K as follows (no financial statement or footnote balances have been restated or amended):

  Item 7: Under the heading Results of Operations - Net Revenue, net revenue product fluctuation charts have been added to provide quantitative data on the increases / (decreases) of certain of the Company's major products for its pharmaceutical and consumer health care operating segments for both 2001 vs. 2000 and 2000 vs. 1999 comparisons.
  Item 8:
     - Note 1 - Summary of Significant Accounting Policies has been revised to include (1) under Property, Plant and Equipment, the range of estimated useful lives for the Company's different asset categorizations, (2) under Rebates and Sales Incentives, a statement clarifying the Company's policy of recognizing the cost of rebates and sales incentives, and (3) the Company's research and development expenses accounting policy under Research and Development Expenses.
     - Note 2 - Acquisitions, Divestitures and Discontinued Operations has been revised to clarify how the Company determined the loss on the sale of its Cyanamid Agricultural Products business to BASF.
     - Note 14 - Subsequent Events has been added to disclose all material subsequent events that have occurred between the filing of the 2001 Form 10-K on March 29, 2002 and the filing of this Form 10-K/A.

The information contained in this Form 10-K/A modifies and supersedes the corresponding information in the 2001 Form 10-K. Except as specifically described in this Form 10-K/A, the 2001 Form 10-K, as amended by this Form 10-K/A, continues to speak as of the date it was initially filed with the Commission, March 29, 2002.

Information regarding the Company for the period subsequent to December 31, 2001 is contained in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2002, June 30, 2002 and September 30, 2002 and our Current Reports on Form 8-K filed on January 8, 2002, March 11, 2002, March 13, 2002, March 18, 2002,
July 29, 2002, August 8, 2002 and December 9, 2002.

                                     PART II
                                     -------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following commentary should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements contained in
Item 8 of this Annual Report on Form 10-K/A.

Results of Operations

Basis of Presentation
---------------------
Management's discussion and analysis of results of operations for 2001 vs. 2000 and 2000 vs. 1999 are presented on an as-reported basis, except for Net revenue variation explanations between 2000 and 1999, which are presented on an as-reported and pro forma basis. Effective January 1, 2000, the financial results of certain pharmaceutical subsidiaries in Japan and India, which previously were included on an equity basis, were consolidated in the financial results of the Company. The financial results of Immunex, which previously were consolidated in the financial results of the Company, were deconsolidated and included on an equity basis, retroactive to January 1, 2000, within the pharmaceuticals segment. Accordingly, alliance revenue was recorded in 2001 and 2000 for co-promotion agreements between the Company and Immunex. The 2000 vs. 1999 pro forma net revenue percentage changes reflect the respective consolidation and deconsolidation of these subsidiaries and include alliance revenue from Immunex, assuming all transactions occurred as of January 1, 1999. Neither the consolidation nor the deconsolidation of these subsidiaries had any effect on income from continuing operations in 2000.
   In addition, the Company early adopted new authoritative accounting guidance as of January 1, 2001 reflecting certain rebates and sales incentives (i.e., coupons and other rebate programs) as reductions of revenues instead of selling and marketing expenses. Financial information for all prior periods presented has been reclassified to comply with the income statement classification requirements of the new guidance. These reclassifications had no effect on total net revenue growth between the periods presented. However, consumer health care net revenue growth for 2000 vs. 1999 was 3% without the reclassification adjustments as compared with the as-reported growth rate of 4%.

Net Revenue
-----------
Worldwide net revenue increased 7% to $14.1 billion for 2001 on an as-reported basis. Worldwide net revenue increased 12% to $13.2 billion for 2000 on an as-reported basis. After adjusting for the consolidation and deconsolidation of the subsidiaries identified above, and including alliance revenue from Immunex, pro forma worldwide net revenue for 2000 increased 13% due primarily to higher worldwide sales of pharmaceuticals.

   The following table sets forth 2001, 2000 and 1999 worldwide net revenue results by operating segment together with the percentage changes in "As-Reported" and "Pro Forma" (where applicable) worldwide net revenue from prior years:

                                                                                     2001 vs. 2000          2000 vs. 1999
                                                                                     -------------   ---------------------------
                                              Years Ended December 31,                As-Reported
(Dollar amounts in millions)           --------------------------------------          % Increase    As-Reported      Pro Forma
Net Revenue                                 2001           2000          1999          (Decrease)     % Increase     % Increase
--------------------------------------------------------------------------------------------------------------------------------
Operating Segment:
   Pharmaceuticals                     $11,716.5      $10,772.6      $9,469.7                  9 %           14 %           16 %
   Consumer Health Care                  2,412.0        2,441.1       2,345.4                 (1)%            4 %            4 %
                                       -----------------------------------------------------------------------------------------
   Consolidated Net Revenue            $14,128.5      $13,213.7     $11,815.1                  7 %           12 %           13 %
                                       =========================================================================================

2001 vs. 2000
Worldwide pharmaceutical net revenue increased 9% (10% for human pharmaceuticals) for 2001. Excluding the negative impact of foreign exchange, worldwide pharmaceutical net revenue increased 11% for 2001. U.S. pharmaceutical net revenue increased 15% for 2001 due primarily to higher sales of Protonix (introduced in the 2000 second quarter), Prevnar (introduced in the 2000 first quarter), Effexor XR (as a result of higher volume and market share of new prescriptions as well as expanded indications), Premarin products and Cordarone I.V., and alliance revenue offset, in part, by lower sales of Ziac (due to generic competition) and generic products (discontinuance of certain oral generics).
   International pharmaceutical net revenue decreased 1% for 2001 due primarily to lower sales of Meningitec and animal health products offset, in part, by higher sales of Effexor XR (as a result of higher volume and market share of new prescriptions, as well as expanded indications), Enbrel (internationally the Company has exclusive marketing rights to Enbrel), Zoton and infant nutritionals. Sales of Meningitec, the Company's meningococcal meningitis vaccine, decreased as compared with the prior year, as it was used in 2000 to vaccinate nearly all children and adolescents in the United Kingdom. The product currently is being launched in 10 other European countries; however, the Company does not currently anticipate that any of these markets, individually, will provide sales volume equivalent to that generated in the United Kingdom. The decline in animal health product revenues was due primarily to a general continued weakening in the livestock markets and continuing concerns about foot-and-mouth and mad cow diseases.
   Worldwide consumer health care net revenue decreased 1% for 2001. Excluding the negative impact of foreign exchange, worldwide consumer health care net revenue was unchanged for 2001. U.S. consumer health care net revenue was unchanged for 2001 as a result of higher sales of Chap Stick, Caltrate and Advil being offset by lower sales of cough/cold/allergy products and Flexagen.
   International consumer health care net revenue decreased 3% for 2001 due primarily to the divestiture of two international non-core products which occurred early in 2001, as well as lower sales of cough/cold/allergy products. These decreases were partially offset by higher sales of Centrum products, Caltrate and Advil.

   The following table sets forth the significant worldwide pharmaceutical and consumer health care net revenue product fluctuations for the twelve months ended December 31, 2001 compared with the same period in the prior year:


              Pharmaceuticals                                  Consumer Health Care
--------------------------------------------    --------------------------------------------------
                          2001 vs. 2000                                         2001 vs. 2000
                      ----------------------                                ----------------------
($ millions)          $ Increase  % Increase    ($ millions)                $ Increase  % Increase
Products              (Decrease)  (Decrease)    Products                    (Decrease)  (Decrease)
--------------------- ----------  ----------    --------------------------- ----------  ----------
Protonix                  $416.3        287%    Chap Stick                       $15.7         13%
Effexor                    382.9         33%    Caltrate                          15.3         11%
Prevnar                    337.6         73%    Centrum                           10.3          2%
Cordarone                   66.4         33%    Advil                              6.7          1%
ReFacto                     56.2         62%    Cough/cold/allergy products      (30.7)       (6)%
Generics                  (133.3)      (28)%    Flexagen                         (12.0)     (100)%
Animal Health              (16.8)       (2)%    Anacin                            (1.2)       (2)%
Alliance revenue           134.1         71%    Other                            (33.2)       (6)%
                                                                            ----------  ----------
Other                     (299.5)       (4)%
                      ----------  ----------

Total pharmaceuticals     $943.9          9%    Total consumer health care      ($29.1)       (1)%
                      ==========  ==========                                ==========  ==========

2000 vs. 1999
Worldwide pharmaceutical net revenue increased 14% on an as-reported basis and 16% (primarily human pharmaceuticals) on a pro forma basis for 2000. Excluding the negative impact of foreign exchange, pro forma worldwide pharmaceutical net revenue increased 19% for 2000. Pro forma U.S. pharmaceutical net revenue increased 22% for 2000 due primarily to higher sales of Prevnar (introduced in the 2000 first quarter), Effexor XR (as a result of higher volume and market share of new prescriptions, as well as expanded indications), Protonix (introduced in the 2000 second quarter), Premarin products and animal health products, and alliance revenue offset, in part, by lower sales of Lodine (due to generic competition) and factor VIII.
   Pro forma international pharmaceutical net revenue increased 7% for 2000 due primarily to higher sales of Meningitec (introduced in the United Kingdom in the 1999 fourth quarter), Effexor XR (as a result of higher volume and market share of new prescriptions, as well as expanded indications) and ReFacto (introduced in the 1999 second quarter).
   Worldwide consumer health care net revenue increased 4% on an as-reported and pro forma basis for 2000. Excluding the negative impact of foreign exchange, worldwide consumer health care net revenue increased 6% for 2000. U.S. consumer health care net revenue increased 5% for 2000 due primarily to higher sales of Centrum products (including Centrum Performance, which was launched in the United States in the 1999 fourth quarter), cough/cold/allergy products, Chap Stick and Flexagen (introduced in the United States in the 2000 second quarter).
   International consumer health care net revenue increased 2% for 2000 due primarily to higher sales of Centrum products and Caltrate offset, in part, by lower sales of Anacin.

   The following table sets forth the significant worldwide pharmaceutical and consumer health care net revenue product fluctuations for the twelve months ended December 31, 2000 compared with the same period in the prior year:

              Pharmaceuticals                                  Consumer Health Care
--------------------------------------------    --------------------------------------------------
                          2000 vs. 1999                                         2000 vs. 1999
                      ----------------------                                ----------------------
($ millions)          $ Increase  % Increase    ($ millions)                $ Increase  % Increase
Products              (Decrease)  (Decrease)    Products                    (Decrease)  (Decrease)
--------------------  ----------  ----------    --------------------------- ----------  ----------
Prevnar                   $460.6        100%    Centrum                          $24.4          5%
Effexor                    378.3         48%    Caltrate                          15.1         12%
Protonix                   145.0        100%    Chap Stick                        13.7         13%
Animal Health              133.6         20%    Flexagen                          11.8        100%
ReFacto                     56.7        165%    Advil                            (11.6)       (2)%
Generics                    14.4          3%    Anacin                            (7.9)       (9)%
Cordarone                   10.9          6%    Cough/cold/allergy products       (6.7)       (1)%
Alliance revenue            93.7         99%    Other                             56.9         12%
                                                                            ----------  ----------
Other                        9.7         -
                      ----------  ----------

Total pharmaceuticals   $1,302.9         14%    Total consumer health care       $95.7          4%
                      ==========  ==========                                ==========  ==========

   The following table sets forth the percentage changes in 2001 as-reported and 2000 pro forma worldwide net revenue by operating segment and geographic area compared with the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

                                 % Increase (Decrease)                              % Increase (Decrease)
                             Years Ended December 31, 2001                  Years Ended December 31, 2000 (1)(2)
                       -----------------------------------------          -----------------------------------------
                                            Foreign    Total Net                               Foreign    Total Net
                       Volume     Price    Exchange      Revenue          Volume     Price    Exchange      Revenue
-------------------------------------------------------------------------------------------------------------------
Pharmaceuticals
United States             10%        5%         --           15%             15%        7%         --           22%
International              4%        1%        (6)%         (1)%             14%        --        (7)%           7%
                       -----------------------------------------          -----------------------------------------
Total                      8%        3%        (2)%           9%             15%        4%        (3)%          16%
                       =========================================          =========================================
Consumer Health Care
United States            (2)%        2%         --           --               4%        1%         --            5%
International            (1)%        3%        (5)%         (3)%              4%        3%        (5)%           2%
                       -----------------------------------------          -----------------------------------------
Total                    (2)%        2%        (1)%         (1)%              4%        2%        (2)%           4%
                       =========================================          =========================================
Total
United States              8%        4%         --           12%             13%        5%         --           18%
International              4%        1%        (6)%         (1)%             12%        1%        (7)%           6%
                       -----------------------------------------          -----------------------------------------
Total                      6%        3%        (2)%           7%             13%        3%        (3)%          13%
                       =========================================          =========================================

(1) Effective January 1, 2000, the financial results of certain subsidiaries in Japan and India, which previously were included on an equity basis, were consolidated in the results of the Company. Also effective January 1, 2000, the financial results of Immunex, which previously were consolidated in the results of the Company, were deconsolidated and included on an equity basis. Accordingly, alliance revenue was recorded in 2000 for co-promotion agreements between the Company and Immunex. The 2000 pro forma net revenue percentage changes reflect the respective consolidation and deconsolidation of these subsidiaries and include alliance revenue from Immunex, assuming all transactions occurred as of January 1, 1999. Neither the consolidation nor the deconsolidation of these subsidiaries, nor the inclusion of alliance revenue from Immunex, had any effect on income from continuing operations in 2000.

(2) 2000 was restated to reflect the early adoption of new authoritative accounting guidance as of January 1, 2001 reflecting certain rebates and sales incentives (i.e., coupons and other rebate programs) as reductions of revenues instead of selling and marketing expenses.

Operating Expenses
------------------
2001 vs. 2000
Cost of goods sold, as a percentage of Net revenue, decreased to 24.0% for 2001 compared with 24.7% for 2000. Excluding alliance revenue, cost of goods sold, as a percentage of net sales, for 2001 was 24.5%, a 0.6% decrease from 25.1% in 2000. The margin improvement resulted from a favorable mix of higher margin products in both the pharmaceuticals and consumer health care segments and lower royalty expenses offset, in part, by increased costs associated with improving the U.S. production supply chain processes. Selling, general and administrative expenses, as a percentage of Net revenue, decreased to 36.7% for 2001 compared with 37.7% for 2000. The lower ratio of selling, general and administrative expenses resulted from non-recurring launch expenses, primarily media, related to pharmaceutical product launches in 2000, and lower co-promotion expenses for Ziac, due to reduced sales as a result of generic competition. This ratio improvement was partially offset by an increase in selling and marketing expenses in the Company's animal health division to support the domestic launch of ProHeart 6, a new single dose, canine heartworm preventative product. Research and development expenses increased 11% for 2001 due primarily to increased headcount and other research operating expenses, including higher chemical and material costs, and ongoing clinical trials of pharmaceuticals in several therapeutic categories. These increases were partially offset by lower costs resulting from the timing of payments pursuant to certain pharmaceutical collaborations and lower payments under licensing agreements. Pharmaceutical research and development expenditures accounted for 96%, 96% and 95% of total research and development expenditures in 2001, 2000 and 1999, respectively. Pharmaceutical research and development expenses, as a percentage of worldwide pharmaceutical net revenue, exclusive of infant nutritional sales and alliance revenue, were 17%, 16% and 17% in 2001, 2000 and 1999, respectively.

2000 vs. 1999
Cost of goods sold, as a percentage of Net revenue, decreased to 24.7% for 2000 compared with 25.6% for 1999. Excluding alliance revenue, cost of goods sold, as a percentage of net sales, for 2000 was 25.1%, a 0.5% decrease from 1999. A favorable mix of higher margin products in the pharmaceuticals segment was offset, in part, by an increase in royalty expenses and costs associated with improving the production and supply chain processes at certain international sites.
   Selling, general and administrative expenses, as a percentage of Net revenue, increased to 37.7% for 2000 compared with 36.6% for 1999. Higher selling, general and administrative expenses were due primarily to increased selling and marketing expenses supporting higher field sales headcount and salaries, promotional efforts for recent product launches and rapid growth products, and direct-to-consumer programs. The increase in the ratio of these expenses, as a percentage of Net revenue, was offset, in part, by deconsolidating Immunex in 2000 as these expenses carried a higher expense ratio and by consolidating Japan and India in 2000 as their expense ratio was lower than the Company overall.
   Research and development expenses increased 6% for 2000 due primarily to certain advancements and ongoing clinical trials of pharmaceuticals in several therapeutic categories, as well as additional payments for existing licensing agreements offset, in part, by lower costs as a result of deconsolidating Immunex in 2000.

Interest Expense and Other Income
---------------------------------
2001 vs. 2000
Interest expense, net increased substantially for 2001 due primarily to higher weighted average debt outstanding, as compared with 2000. Weighted average debt outstanding during 2001 and 2000 was $7,270.9 million and $3,853.0 million, respectively. The increase in interest expense was partially offset by higher capitalized interest resulting from additional capital projects, recognized during 2001, and lower interest rates on outstanding commercial paper.
   Other income, net increased 70% for 2001 due primarily to lower non-recurring charges (as described below in the 2000 vs. 1999 Other income, net analysis), higher gains on the sales of non-strategic assets and higher equity income.

2000 vs. 1999
Interest expense, net decreased 73% for 2000 due primarily to an increase in interest income as a result of higher cash and cash equivalents, as well as lower debt resulting from the payoff of the $1,000.0 million of 7.70% notes on February 15, 2000. In addition, on June 30, 2000, the Company used a portion of the proceeds from the sale of the Cyanamid Agricultural Products business to pay down a substantial portion of the outstanding commercial paper borrowings. Weighted average debt outstanding during 2000 and 1999 was $3,853.0 million and $4,889.0 million, respectively.
   Other income, net decreased 37% for 2000 due primarily to non-recurring charges (including: payments for access to various pharmaceutical collaborations, costs associated with a consent decree entered into with the FDA in the 2000 third quarter (described below) and costs related to a product discontinuation) and lower gains on the sales of non-strategic assets offset, in part, by an insurance recovery of environmental costs, higher equity income and lower Year 2000 conversion costs. In conjunction with the consent decree identified above, the Company recorded a pre-tax charge of $56.1 million which included payments to the U.S. government and charges associated with actions required by the FDA based on an inspection of the Marietta, Pennsylvania and Pearl River, New York facilities. Pursuant to the consent decree, the Company will have a comprehensive inspection performed by expert consultants to determine compliance with current Good Manufacturing Practices.


2001, 2000 and 1999 Unusual Transactions
----------------------------------------
During the 2001 third quarter, the Company recorded a charge of $950.0 million ($615.0 million after-tax or $0.46 per share-diluted) relating to the litigation brought against the Company regarding the use of the diet drugs Pondimin (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen") or Redux. An initial litigation charge of $4,750.0 million ($3,287.5 million after-tax or $2.51 per share-diluted) was recorded in the 1999 third quarter followed by an additional litigation charge of $7,500.0 million ($5,375.0 million after-tax or $4.11 per share-diluted) recorded in the 2000 fourth quarter. The combination of these three charges represents the estimated total amount required to resolve all diet drug litigation, including all anticipated funding requirements for the nationwide, class action settlement and costs to resolve the claims of any members of the settlement class who in the future may exercise an intermediate or back-end opt out right. Additionally, these charges will cover any remaining administrative and legal expenses and costs associated with the resolution of the claims of the initial opt outs and primary pulmonary hypertension claimants (see Note 12 to the Consolidated Financial Statements and the "Liquidity, Financial Condition and Capital Resources" section herein for further discussion relating to the Company's additional financing requirements for the future settlement payments).
   During the 2000 first quarter, the Company and Warner-Lambert Company terminated their merger agreement. The Company recorded income of $1,709.4 million ($1,111.1 million after-tax or $0.85 per share-diluted) in income from continuing operations resulting from the receipt of a $1,800.0 million termination fee provided for under the merger agreement offset, in part, by certain related expenses (see Note 3 to the Consolidated Financial Statements).
   In November 2000, the Company and Immunex completed a public equity offering allowing the Company to sell 60.5 million shares of Immunex common stock. Proceeds to the Company were $2,404.9 million, resulting in a gain on the sale of $2,061.2 million ($1,414.9 million after-tax or $1.08 per share-diluted). The Company used the net proceeds from the sale of its Immunex common stock to reduce outstanding commercial paper and for other general corporate purposes (see Note 2 to the Consolidated Financial Statements).

   In November 2000, in accordance with an FDA request, the Company immediately ceased global production and shipments of any products containing PPA and voluntarily withdrew any such products from customer warehouses and retail store shelves. As a result, the Company recorded a special charge of $80.0 million ($52.0 million after-tax or $0.04 per share-diluted) to provide primarily for product returns and the write-off of inventory (see Note 3 to the Consolidated Financial Statements).
   During the 2000 fourth quarter, the Company recorded a special charge of $267.0 million ($173.0 million after-tax or $0.13 per share-diluted) related to the discontinuation of certain products. The special charge provided for fixed asset impairments, inventory write-offs, severance obligations, idle plant costs and contract termination costs (see Note 3 to the Consolidated Financial Statements).
   At December 31, 2000, the Company performed goodwill and other intangible reviews and noted that projected profitability and future cash flows associated with generic pharmaceuticals and the Solgar consumer health care product line would not be sufficient to recover the remaining goodwill related to these product lines. As a result, the Company recorded a charge of $401.0 million ($341.0 million after-tax or $0.26 per share-diluted) to write down the carrying value of goodwill related to these product lines, to fair value, representing discounted future cash flows (see Note 3 to the Consolidated Financial Statements).
   During the 1999 second quarter, the Company recorded a special charge aggregating $82.0 million ($53.0 million after-tax or $0.04 per share-diluted) for estimated costs associated with the suspension of shipments and the voluntary market withdrawal of RotaShield, the Company's rotavirus vaccine (see
Note 3 to the Consolidated Financial Statements).


Income (Loss) from Continuing Operations before Taxes
-----------------------------------------------------
The following table sets forth worldwide income (loss) from continuing operations before taxes by operating segment together with the percentage changes from the comparable periods in the prior year on an as-reported basis:

                                                                                2001 vs. 2000   2000 vs. 1999
(Dollar amounts in millions)               Years Ended December 31,             -------------   -------------
Income (Loss) from Continuing       -------------------------------------        % Increase      % Increase
  Operations before Taxes(1)             2001          2000          1999        (Decrease)      (Decrease)
-------------------------------------------------------------------------------------------------------------
Operating Segment:
  Pharmaceuticals                   $ 3,503.5     $ 2,919.5     $ 2,538.6               20%             15%
  Consumer Health Care                  592.1         626.6         594.6              (6)%              5%
                                    ----------------------------------------    ---------------------------
                                      4,095.6       3,546.1       3,133.2               15%             13%
  Corporate(2)                       (1,226.9)     (4,647.1)     (5,040.5)            (74)%            (8)%
                                    ----------------------------------------    ---------------------------
  Total(3)                          $ 2,868.7     $(1,101.0)    $(1,907.3)             --             (42)%
                                    ========================================    ===========================

(1) Income (loss) from continuing operations before taxes included goodwill amortization for 2001, 2000 and 1999 as follows: Pharmaceuticals--$136.8, $147.8 and $154.3 and Consumer Health Care--$23.7, $31.8 and $32.7,
     respectively.

(2) 2001, 2000 and 1999 Corporate included litigation charges of $950.0, $7,500.0 and $4,750.0, respectively, relating to the litigation brought against the Company regarding the use of the diet drugs Redux or Pondimin. The charges provide for all anticipated payments in connection with the nationwide, class action settlement, anticipated costs to resolve the claims of any members of the settlement class who in the future may exercise an intermediate or back-end opt out right, costs to resolve the claims of PPH claimants and initial opt out claimants, and administrative and litigation expenses, net of insurance.

     2000 Corporate also included:

      o Income of $1,709.4 resulting from the receipt of a $1,800.0 termination fee provided for under the merger agreement with Warner-Lambert Company offset, in part, by certain related expenses.

      o Income of $2,061.2 related to the Company selling a portion of its investment in Immunex common stock in a public equity offering with Immunex.

      o Goodwill impairment of $401.0 related to the goodwill associated with generic pharmaceuticals and the Solgar consumer health care product line.

      o A special charge of $80.0 related to the voluntary ceasing of production and subsequent market withdrawal of products containing PPA.

      o A special charge of $267.0 related to costs associated with certain product discontinuations.

     1999 Corporate also included a special charge of $82.0 related to the suspension of shipments and the voluntary market withdrawal of RotaShield, the Company's rotavirus vaccine.

     Excluding the 2001, 2000 and 1999 litigation charges, 2000 termination fee, 2000 gain on the sale of Immunex common stock, 2000 goodwill impairment, and 2000 and 1999 special charges, Corporate expenses, net increased 63% for 2001 and decreased 19% for 2000.

(3) Excluding the 2001, 2000 and 1999 litigation charges, 2000 termination fee, 2000 gain on the sale of Immunex common stock, 2000 goodwill impairment, and 2000 and 1999 special charges, total income from continuing operations before taxes increased 13% for 2001 and 15% for 2000.


   The following explanations of changes in income (loss) from continuing operations before taxes, by operating segment, for 2001 compared with 2000, and 2000 compared with 1999, exclude items listed in footnote (2) to the table above:

Pharmaceuticals
Worldwide pharmaceutical income from continuing operations before taxes increased 20% (22% for human pharmaceuticals) for 2001 due primarily to higher U.S. net revenue (favorable product mix) and other income, net (primarily lower non-recurring charges and higher gains on asset sales) offset, in part, by higher selling, general and administrative expenses and research and development expenses. Higher selling, general and administrative expenses were due primarily to increased promotional expenses to support existing product lines and sales force expansion offset, in part, by a decrease in marketing expenses related to product launches that occurred in 2000.
   Worldwide pharmaceutical income from continuing operations before taxes increased 15% (11% for human pharmaceuticals) for 2000 due primarily to higher worldwide net revenue (including alliance revenue) offset, in part, by higher selling, general and administrative expenses, research and development expenses, and other expenses (primarily non-recurring charges). Higher selling, general and administrative expenses were due primarily to increased media and promotional expenses to support product launches and existing product lines through increased headcount.

Consumer Health Care
Worldwide consumer health care income from continuing operations before taxes decreased 6% for 2001 due primarily to lower worldwide sales and lower other income, net (primarily lower gains on sales of non-strategic assets). Worldwide consumer health care income from continuing operations before taxes increased 5% for 2000 due primarily to higher worldwide sales.

Corporate
Corporate expenses, net increased 63% for 2001 due primarily to higher interest expense, net and lower other income related to an insurance recovery of environmental costs recorded in 2000 offset, in part, by lower general and administrative expenses. Corporate expenses, net decreased 19% for 2000 due primarily to lower interest expense, net and current year insurance recoveries related to environmental costs offset, in part, by lower gains on sales of non-strategic assets, higher general and administrative expenses, and costs related to a product discontinuation.

Effective Tax Rate
------------------
The effective tax rate for 2001 was 24.1% compared with 25.5% for 2000 and 27.1% for 1999. The downward trend in the effective tax rates was due primarily to an increased benefit from manufacturing in lower taxed jurisdictions and higher research credits.

Income (Loss) and Diluted Earnings (Loss) per Share from Continuing Operations
------------------------------------------------------------------------------
Income and diluted earnings per share from continuing operations in 2001 were $2,285.3 million and $1.72, respectively, compared with a loss and diluted loss per share from continuing operations of $901.0 million and $0.69 in 2000, respectively. Loss and diluted loss per share from continuing operations in 1999 were $1,207.2 million and $0.92, respectively. The income (loss) from continuing operations for 2001, 2000 and 1999 included the following unusual items:

                                                       Income (Loss)                  Diluted Earnings (Loss) per Share
                                                 from Continuing Operations            Share from Continung Operations
(In millions, except per share amounts)    -------------------------------------      ---------------------------------
Years Ended December 31,                         2001         2000          1999        2001         2000          1999
--------------------------------------------------------------------------------      ---------------------------------
Income from continuing operations
  before unusual items and
  including the dilutive effect of
  common stock equivalents (CSE)            $ 2,900.3     $2,514.0     $ 2,133.3      $ 2.18       $ 1.90        $ 1.61

Dilutive effect of CSE  *                          --           --            --          --         0.02          0.02
                                           -------------------------------------      ---------------------------------
                                            $ 2,900.3     $2,514.0     $ 2,133.3      $ 2.18       $ 1.92        $ 1.63

Warner-Lambert Company
  termination fee                                  --      1,111.1            --          --         0.85            --

Gain on sale of Immunex
  common stock                                     --      1,414.9            --          --         1.08            --

Redux and Pondimin diet drug
  litigation charges                           (615.0)    (5,375.0)     (3,287.5)      (0.46)       (4.11)        (2.51)

Goodwill impairment                                --       (341.0)           --          --        (0.26)           --

Special charges:

  Voluntary market withdrawals                     --        (52.0)        (53.0)         --        (0.04)        (0.04)

  Product discontinuations                         --       (173.0)           --          --        (0.13)           --
                                           -------------------------------------      ---------------------------------

Income (loss) from continuing
  operations                                $ 2,285.3     $ (901.0)   $ (1,207.2)     $ 1.72      $ (0.69)      $ (0.92)
                                           =====================================      =================================

* The $0.02 per share benefit represents the impact on income from continuing operations of excluding the dilutive effect of CSE. 2001 diluted earnings per share from continuing operations of $2.18 includes the dilutive impact of CSE.

   For further details related to the items listed in the table above, refer to the discussion of "2001, 2000 and 1999 Unusual Transactions" herein.
   Excluding all unusual items from the 2001 and 2000 results listed in the table above and including the $0.02 per share dilutive effect of common stock equivalents in the 2000 results, both income and diluted earnings per share from continuing operations in 2001 increased 15% compared with 2000. The increases were due primarily to higher U.S. pharmaceutical net revenue and higher other income, net offset, in part, by higher selling, general and administrative expenses, research and development expenses, and interest expense, net.
   Excluding all unusual items from the 2000 and 1999 results listed in the table above and including the $0.02 per share dilutive effect of common stock equivalents in 2000 and 1999 results, both income and diluted earnings per share from continuing operations in 2000 increased 18% compared with 1999. The increases were due primarily to higher worldwide sales of pharmaceuticals and lower interest expense, net offset, in part, by higher selling, general and administrative expenses and research and development expenses.

Discontinued Operations
-----------------------
On June 30, 2000, the Company announced that it had completed the sale of the Cyanamid Agricultural Products business to BASF. Under the terms of the definitive agreement, BASF paid the Company $3,800.0 million in cash and assumed certain debt. As a result, the Company recorded an after-tax loss on the sale of this business of $1,573.0 million or $1.20 per share-diluted and reflected this business as a discontinued operation beginning in the 2000 first quarter and restated all prior periods presented (see Note 2 to the Consolidated Financial Statements).

Liquidity, Financial Condition and Capital Resources

Cash and cash equivalents decreased $899.6 million, while total debt increased by $7,001.1 million in 2001. The activity of these cash flows during 2001 related primarily to the following items:

   o Payments of $7,257.9 million related to the Pondimin (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen") and Redux litigation. These payments were financed primarily from borrowing activities. As discussed in Note 12 to the Consolidated Financial Statements, during 1999, the Company announced a nationwide, class action settlement to resolve litigation brought against the Company regarding the use of the diet drugs Redux or Pondimin. Payments to provide settlement benefits, if needed, may continue for approximately 16 years after final judicial approval. Payments made to date and future payments related to the diet drug litigation are anticipated to be financed through existing cash resources, cash flows from operating activities, additional commercial paper borrowings, as well as term debt financings and international earnings remitted back to the United States, if necessary.

   o Capital expenditures of $1,924.3 million due primarily to new production capacity expansion worldwide, including biotechnology facilities, research and development facilities, and to improve compliance of U.S. supply chain processes. A similar level of capital expenditures is expected to continue in 2002.

   o Dividends totaling $1,211.1 million consisting primarily of the Company's annual common stock dividend of $0.92 per share that provided the Company's stockholders with an approximate yield of 1.5%.

   o Net marketable security purchases, throughout 2001, of $941.0 million to support an effective cash management strategy.

   o Contributions to fund the Company's defined benefit pension plans totaling $429.7 million.

   o An increase in other current assets, excluding deferred taxes, of $395.8 million primarily for anticipated tax refunds.

   o An increase in inventories of $273.1 million primarily related to planning for expected product demand.

   These cash uses were partially offset by other net cash generated by operations of $3,909.6 million, proceeds from sales of assets of $408.2 million, proceeds from the exercise of stock options of $224.6 million and the proceeds from borrowing activities identified above.

Additional Liquidity, Financial Condition and Capital Resource Information

At December 31, 2001, the carrying value of cash equivalents approximated fair value due to the short-term, highly liquid nature of cash equivalents, which have original maturities of three months or less. Interest rate fluctuations would not have a significant effect on the fair value of cash equivalents held by the Company.
   The Company maintains a $2,000.0 million credit facility, which supports borrowings under the commercial paper program and terminates on July 31, 2002. Since the $2,000.0 million credit facility terminates in less than one year, commercial paper outstanding of $1,817.2 million, supported by this facility, was classified as current debt in Loans payable as of December 31, 2001. In March 2001, the Company obtained an additional revolving credit facility of $3,000.0 million to support its commercial paper program. The Company offers its commercial paper in a very liquid market commensurate with its short-term credit ratings from Moody's (P2), S&P (A1) and Fitch (F1). In March 2002, the Company renewed the $3,000.0 million credit facility for an additional 364-day term, and reduced the $2,000.0 million credit facility to $1,000.0 million until it matures on July 31, 2002.
   In March 2001, the Company issued three tranches of Notes in a transaction exempt from registration under the Securities Act, pursuant to Rule 144A, as follows:

   o $500.0 million 5.875% Notes due March 15, 2004
   o $1,000.0 million 6.25% Notes due March 15, 2006
   o $1,500.0 million 6.70% Notes due March 15, 2011

   The interest rate payable on each series of Notes is subject to an increase of 0.25 percentage points per level of downgrade in the Company's credit rating by Moody's or S&P. However, the total adjustment to the interest rate for the series of Notes cannot exceed two percentage points. There is no adjustment to the interest rate payable on each series of Notes for the first single level downgrade in the Company's credit rating by S&P. In the case of the $1,500.0 million 6.70% Notes, the interest rate in effect on March 15, 2006 for such Notes will, thereafter, become the effective interest rate until maturity on March 15, 2011. The Company would incur a total of approximately $7.5 million of additional annual interest expense for every 0.25 percentage point increase in the interest rate. If Moody's or S&P subsequently were to increase the Company's credit rating, the interest rate payable on each series of Notes would be subject to a decrease of 0.25 percentage points for each level of credit rating increase. The interest rate payable for the series of Notes cannot be reduced below the original coupon rate of each series of Notes.
   In addition to the Notes issued in March 2001, the Company has outstanding:
$250.0 million 6.50% Notes due October 2002, $1,000.0 million 7.90% Notes due February 2005 and $250.0 million 7.25% debentures due March 2023.
   The Company has a common stock repurchase program under which the Company is authorized, at December 31, 2001, to repurchase 6,492,460 additional shares in the future. Depending upon market conditions, among other things, the Company may make limited repurchases of its common stock to offset stock issuances in connection with exercises of stock options during 2002.
   Management remains confident that cash flows from operating activities and available financing resources will be adequate to fund the Company's operations, pay all amounts related to the Redux and Pondimin diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, including the amount already committed at December 31, 2001 of $851.6 million, and repay both the principal and interest on its outstanding obligations, without requiring the disposition of any significant strategic core assets or businesses.

Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in foreign currency exchange rates and interest rates that could impact its financial position, results of operations and cash flows. The Company manages its exposure to these market risks through its regular operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments. The Company uses derivative financial instruments as risk management tools and not for trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage the Company's exposure to non-performance on such instruments.
   Foreign Currency Risk Management: The Company generates a portion of Net revenue from sales to customers located outside the United States, principally in Europe. International sales are generated mostly from international subsidiaries in the local countries with the sales typically denominated in the local currency of the respective country. These subsidiaries also incur most of their expenses in the local currency. Accordingly, most international subsidiaries use the local currency as their functional currency. International business, by its nature, is subject to risks including, but not limited to: differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions, and foreign exchange rate volatility. Accordingly, future results could be adversely impacted by changes in these or other factors.
   The Company has established programs to protect against adverse changes in exchange rates due to foreign currency volatility. The Company believes that the foreign currency risks to which it is exposed are not reasonably likely to have a material adverse effect on the Company's financial position, results of operations or cash flows due to the high concentration of sales in the United States. No single foreign currency accounted for 5% or more of 2001 or 2000 worldwide net revenue, except for the British pound sterling, which accounted for 5% and 7% of 2001 and 2000 worldwide net revenue, respectively. On January 1, 2002, 12 member countries of the European Union adopted the Euro as a new common legal currency. Collectively, these countries accounted for 11% of both 2001 and 2000 worldwide Net revenue.
   Interest Rate Risk Management: The fair value of the Company's fixed-rate long-term debt is sensitive to changes in interest rates. Interest rate changes result in gains/losses in the market value of this debt due to differences between the market interest rates and rates at the inception of the debt obligation. The Company manages this exposure to interest rate changes primarily through the use of interest rate swaps. The Company has swapped an appropriate amount of its fixed rate debt into variable rate debt to maintain a fixed-to-variable ratio of approximately 1 to 1 on its total debt position, consistent with the Company's debt management philosophy.

   At December 31, 2001, the notional/contract amounts, carrying values and fair values of the Company's financial instruments were as follows:

(Dollar amounts in millions)        Notional/
Description                   Contract Amount     Carrying Value      Fair Value
--------------------------------------------------------------------------------
Forward contracts (1)                  $438.8              $17.9           $17.9
Option contracts (1)                    796.4               12.9            12.9
Interest rate swaps                   1,500.0               12.8            12.8
Outstanding debt (2)                  9,445.5            9,454.6         9,607.7

(1) If the value of the U.S. dollar were to increase or decrease by 10%, in relation to all hedged foreign currencies, the net receivable on the forward and option contracts would decrease or increase by approximately $68.6.

(2) If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would increase or decrease by approximately $215.1.

   The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of forward contracts and interest rate swaps reflects the present value of the future potential gain if settlement were to take place on December 31, 2001; the fair value of option contracts reflects the present value of future cash flows if the contracts were settled on December 31, 2001; and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of December 31, 2001.

Forward-Looking Information and Factors That May Affect Future Results

This Annual Report, including management's discussion and analysis set forth herein, contains certain forward-looking statements, including, among other things, statements regarding the Company's results of operations, future impact of presently known trends, Euro currency, competition, liquidity, financial condition and capital resources, Premarin, Enbrel supply, Meningitec sales, foreign currency and interest rate risk, the nationwide, class action settlement relating to Redux and Pondimin, and additional litigation charges related to Redux and Pondimin including those for opt outs. These forward-looking statements are based on current expectations of future events that involve risks and uncertainties, including, without limitation, risks associated with the inherent uncertainty of pharmaceutical research, product development, manufacturing and commercialization, and economic conditions, including interest and currency exchange rate fluctuations, the impact of competitive or generic products, product liability and other types of lawsuits, the impact of legislative and regulatory compliance and product approval obtainment, and patents. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. However, the Company assumes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Certain additional factors which could cause the Company's actual results to differ materially from expected and historical results have been identified by the Company in Exhibit 99 to the Company's 2000 Annual Report on Form 10-K, and the Company's 2001 Annual Report on Form 10-K, which will be filed by April 1, 2002, as well as the sections identified below.

Future Impact of Presently Known Trends
---------------------------------------
Pension Assets and Other Postretirement Plan Assumptions
As a result of the recent retraction in the global equity markets, the Company has experienced a significant reduction in the market value of assets held by the Company's pension plan. The Company's pension plan assets also were decreased by the normal annual benefit payments, which historically have been offset by the positive actual return on plan assets. In order to mitigate the decline, the Company made a $400.0 million funding contribution to the U.S. Non-bargaining pension plan in December 2001. Despite the contribution, the market value decline is expected to negatively impact pension expense in 2002. In addition, based on an annual internal study of actuarial assumptions, the expected long-term rate of return on plan assets and discount rate both have been decreased by 25 basis points to 9.25% and 7.25%, respectively. As a result of these developments, the 2002 net periodic benefit cost for pensions is anticipated to be approximately $40.0 million to $50.0 million higher than in 2001. The Company also has reviewed the principal actuarial assumptions relating to its other postretirement plan. In response to the recent increase in health care costs in the United States, the Company has increased the health care cost trend rate to 9.5% for 2001, decreasing to 5.0% by 2005. In reviewing postretirement claims data and other related assumptions, the Company believes that this trend rate increase appropriately reflects the trend aspects of the Company's postretirement plan as of December 31, 2001. As a result of the increase in the health care cost trend rate, the 2002 net periodic benefit cost for other postretirement benefits is anticipated to be approximately $10.0 million to $20.0 million higher than in 2001.

Proposed Acquisition of Immunex by Amgen
In December 2001, Amgen Inc. and Immunex signed a definitive agreement providing for Amgen to acquire Immunex in a merger transaction. The terms of the agreement require that each share of Immunex common stock be exchanged for 0.44 shares of Amgen common stock and $4.50 in cash. Upon completion of the merger transaction, the Company would receive over $1,000.0 million in cash proceeds, based upon the number of shares the Company owned of Immunex as of December 31, 2001. The Company may use these cash proceeds to repay outstanding debt obligations, fund ongoing programs of capital expenditures or fund other working capital requirements.

Potential Tax Refund
On October 5, 2001, the U.S. District Court for the District of Columbia entered judgment in favor of the Company in Boca Investerings Partnership v. U.S., in which the Company challenged the disallowance by the Internal Revenue Service
(IRS) of a capital loss deduction in 1990 related to a partnership investment. The Court ordered the IRS to refund the tax paid, approximately $226.0 million, together with interest. The IRS has appealed the decision and, as a result, the Company has not recognized this anticipated refund in its 2001 Consolidated Financial Statements.

Impact of Recently Issued Accounting Standards
As of January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, which requires, among other things, the ceasing of amortization of goodwill and certain indefinite lived intangibles. In accordance with the adoption of SFAS No. 142, the Company will cease amortizing goodwill. Included in Selling, general and administrative expenses for 2001 was approximately $160.5 million ($153.9 million after-tax or $0.12 per share-diluted) of goodwill amortization. The Company currently is assessing the impact the new impairment testing requirements may have on its financial position, results of operations and cash flows.
   In April 2001, the EITF reached a consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF No. 00-25 requires the cost of certain vendor considerations be classified as a reduction of revenue rather than a marketing expense. The Company will adopt the provisions of EITF No. 00-25 effective January 1, 2002. The adoption of EITF No. 00-25 will result in reclassifications of certain marketing expenses to revenues and will have no effect on income from continuing operations. The Company does not anticipate the adoption of this consensus to significantly affect the growth rate of net revenues.

Critical Accounting Policies
The Company does not consider any specific accounting policies to be critical to the economic success of the entity. The Company does not participate in, nor has created, any off-balance sheet financing or other off-balance sheet special purpose entities, other than operating leases. In addition, the Company does not enter into any derivative financial instruments for trading purposes and uses derivative financial instruments solely for managing its exposure to certain market risks from changes in foreign currency exchange rates and interest rates.

Euro Currency
-------------
On January 1, 2002, Euro banknotes and coins were introduced in 12 of the 15 member states of the European Union. The new common legal currency replaces the individual national currencies that currently are being withdrawn. The Company has effectively converted to the new single currency by identifying critical areas affected by the change and by successfully implementing programs to facilitate transition. The costs related to the Euro conversion and transition period did not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Competition
-----------
The Company operates in the highly competitive pharmaceutical and consumer health care industries. The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its net revenues or results of operations. Premarin, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products Prempro and Premphase (which are single tablet combinations of the conjugated estrogens in Premarin and the progestin medroxyprogesterone acetate), are the leaders in their categories and contribute significantly to net revenue and results of operations. Premarin's natural composition is not subject to patent protection (although Prempro has patent protection). The principal uses of Premarin, Prempro and Premphase are to manage the symptoms of menopause and to prevent osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and several of these products also have an approved indication for the prevention of osteoporosis. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. New products containing different estrogens than those found in Prempro and Premphase and having many forms of the same indications also have been introduced. Some companies have attempted to obtain approval for generic versions of Premarin. These products, if approved, would be routinely substitutable for Premarin and related products under many state laws and third-party insurance payer plans. In May 1997, the FDA announced that it would not approve certain synthetic estrogen products as generic equivalents of Premarin given known compositional differences between the active ingredient of these products and Premarin. Although the FDA has not approved any generic equivalent to Premarin to date, Premarin will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. At least one other company has announced that it is in the process of developing a generic version of Premarin from the same natural source, and the Company currently cannot predict the timing or outcome of these or any other efforts.

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

Enbrel Supply
-------------
Although the market demand for Enbrel is increasing, the sales growth currently is constrained by limits on the existing source of supply. This is expected to continue until the retrofitting of a Rhode Island facility is completed and approved, which is expected to occur in 2002. If the market demand continues to grow, there may be further supply constraints even after the Rhode Island facility begins producing Enbrel. The current plan for the longer term includes a new manufacturing facility, which is being constructed in Ireland.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required to be presented in Item 8 of this Annual Report on Form 10-K/A are included in Part IV of this report.

                                     PART IV
                                     -------

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)1.       Financial Statements
              --------------------

              The following Consolidated Financial Statements, Notes to Consolidated Financial Statements and Reports of Independent Public Accountants are included in Part IV of this report:
                                                                       Pages
              Consolidated Balance Sheets as
              of December 31, 2001 and 2000                             25

              Consolidated Statements of Operations
              for the years ended December 31,
              2001, 2000 and 1999                                       26

              Consolidated Statements of Changes in
              Stockholders' Equity for the years ended
              December 31, 2001, 2000 and 1999                          27

              Consolidated Statements of Cash Flows
              for the years ended December 31, 2001
              2000 and 1999                                             28

              Notes to Consolidated Financial Statements                29-62

              Reports of Independent Accountants                        63-64

              Quarterly Financial Data (Unaudited)                      65

  (a)2.       Financial Statement Schedule
              -----------------------------

              The following consolidated financial information is included in
              Part IV of this report:

                                                                       Pages
                                                                       -----
              Reports of Independent Accountants on
              Supplemental Schedule                                     66

              Schedule II - Valuation and Qualifying Accounts
              for the years ended December 31, 2001,
              2000 and 1999                                             67

              Schedules other than that listed above are omitted because they are not applicable.

  (a)3.           Exhibits
                  --------

     Exhibit No.                             Description
     -----------                             -----------

     (3.1)+ The Company's Restated Certificate of Incorporation as amended to date.

     (3.2)+   The Company's By-Laws as amended to date.

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


    +Denotes exhibits filed with the Company's Annual Report on Form 10-K on March 29, 2002.

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

    (10.12)+ Credit Agreement, dated as of March 4, 2002, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto.

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

    (10.19)*+  Amendment to 1990 Stock Incentive Plan.

    (10.20)* 1993 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix III of the Company's definitive Proxy Statement filed March 18, 1999.

    (10.21)*+  Amendment to 1993 Stock Incentive Plan.

    (10.22)* 1996 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix II of the Company's definitive Proxy Statement filed March 18, 1999.

    (10.23)*+  Amendment to 1996 Stock Incentive Plan.

    (10.24)* 1999 Stock Incentive Plan is incorporated by reference to Appendix I of the Company's definitive Proxy Statement filed March 18, 1999.


    *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
    +Denotes exhibits filed with the Company's Annual Report on Form 10-K on March 29, 2002.

    (10.25)*+  Amendment to 1999 Stock Incentive Plan.

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

    (10.37)*+  Savings Plan, as amended, to date.


    *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
    +Denotes exhibits filed with the Company's Annual Report on Form 10-K on March 29, 2002.

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

    (10.43)*+  Supplemental Employee Savings Plan as amended to date.

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

    *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
    +Denotes exhibits filed with the Company's Annual Report on Form 10-K on March 29, 2002.

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

    (10.54)*+  Union Savings Plan.

    (12)+      Computation of Ratio of Earnings to Fixed Charges.

    (13)+ 2001 Annual Report to Stockholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

    (16) Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated March 18, 2002, is incorporated herein by reference to Exhibit 16 to the Current Form on Form 8-K, dated March 18, 2002.

    (21)+      Subsidiaries of the Company.

    (23.1)+ Consent of Independent Accountants, Arthur Andersen LLP, relating to their report dated January 24, 2002, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339), Form S-4 (File No. 333-59642)
               and on Form S-8 (File Nos. 2-96127, 33-24068, 33-41434, 33-53733,
               33-55449, 33-45970, 33-14458, 33-50149, 33-55456, 333-15509,
               333-76939, 333-67008, 333-64154 and 333-59668) by reference to the Form 10-K of the Company filed for the year ended December 31, 2001.


    *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
    +Denotes exhibits filed with the Company's Annual Report on Form 10-K on March 29, 2002.

    (23.2) Consent of Independent Accountants, PricewaterhouseCoopers LLP, relating to their report dated November 26, 2002, except for paragraph 5 of Note 14 which is as of December 9, 2002, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339), Form S-4 (File No. 333-59642) and on Form S-8 (File Nos. 2-96127,
               33-24068, 33-41434, 33-53733, 33-55449, 33-45970, 33-14458,
               33-50149, 33-55456, 333-15509, 333-76939, 333-67008, 333-64154
               and 333-59668) by reference to the Form 10-K/A of the Company filed for the year ended December 31, 2001.

    (99)+ Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

    (99.1)+ Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP (pursuant to Temporary Note 3T).

    (99.2) Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended to date is incorporated by reference to Exhibit 99.1 of the Company's Form 10-Q for the quarter ended September 30, 2000.

    (99.3) Consent Decree, dated October 3, 2000, is incorporated by reference to Exhibit 99.2 of the Company's Form 10-Q for the quarter ended September 30, 2000.

    (99.4) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (99.5) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


    +Denotes exhibits filed with the Company's Annual Report on Form 10-K on March 29, 2002.


  (b)          Reports on Form 8-K

               The following Current Reports on Form 8-K were filed by the
               Company:

               o December 18, 2001 relating to the proposed merger between Amgen, Inc. and Immunex.

Consolidated Balance Sheets
(In thousands except share and per share amounts)

December 31,                                                                         2001            2000
---------------------------------------------------------------------------------------------------------

Assets
Cash and cash equivalents                                                     $ 1,744,734     $ 2,644,306
Marketable securities                                                           1,281,988         341,031
Accounts receivable less allowances (2001-- $130,734 and 2000-- $144,150)       2,743,040       2,740,272
Inventories                                                                     1,754,971       1,531,727
Other current assets including deferred taxes                                   2,242,020       2,923,475
                                                                              ---------------------------
Total Current Assets                                                            9,766,753      10,180,811
Property, plant and equipment:
  Land                                                                            138,837         149,810
  Buildings                                                                     3,294,004       2,694,612
  Machinery and equipment                                                       3,796,117       3,510,529
  Construction in progress                                                      1,715,493       1,223,282
                                                                              ---------------------------
                                                                                8,944,451       7,578,233
Less accumulated depreciation                                                   2,662,291       2,543,409
                                                                              ---------------------------
                                                                                6,282,160       5,034,824
Goodwill and other intangibles, net of accumulated amortization
  (2001-- $1,895,670 and 2000-- $1,739,368)                                     3,851,934       4,052,410
Other assets including deferred taxes                                           3,067,075       1,824,421
                                                                              ---------------------------
Total Assets                                                                  $22,967,922     $21,092,466
                                                                              ===========================

Liabilities
Loans payable                                                                 $ 2,097,354        $ 58,717
Trade accounts payable                                                            672,457         595,233
Accrued expenses                                                                4,257,523       8,831,459
Accrued federal and foreign taxes                                                 229,847         256,650
                                                                              ---------------------------
Total Current Liabilities                                                       7,257,181       9,742,059
Long-term debt                                                                  7,357,277       2,394,790
Other noncurrent liabilities                                                    3,355,793       5,226,495
Accrued postretirement benefits other than pensions                               925,098         911,029
                                                                              ---------------------------

Stockholders' Equity
$2.00 convertible preferred stock, par value $2.50 per share; 5,000,000
  shares authorized                                                                    51              55
Common stock, par value $0.33 1/3 per share; 2,400,000,000 shares authorized
  (outstanding shares: 2001-- 1,320,570,000 and 2000-- 1,311,774,000)             440,190         437,258
Additional paid-in capital                                                      4,295,051       3,952,457
Retained earnings (accumulated deficit)                                           170,309        (899,118)
Accumulated other comprehensive loss                                             (833,028)       (672,559)
                                                                              ---------------------------
Total Stockholders' Equity                                                      4,072,573       2,818,093
                                                                              ---------------------------
Total Liabilities and Stockholders' Equity                                    $22,967,922     $21,092,466
                                                                              ===========================

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Operations
(In thousands except per share amounts)

Years Ended December 31,                                               2001              2000             1999
--------------------------------------------------------------------------------------------------------------
Net Revenue                                                     $14,128,514       $13,213,671      $11,815,138
                                                                ----------------------------------------------
Cost of goods sold                                                3,388,776         3,269,418        3,022,556
Selling, general and administrative expenses                      5,179,285         4,983,465        4,322,207
Research and development expenses                                 1,869,679         1,687,889        1,587,505
Interest expense, net                                               146,358            57,562          213,866
Other income, net                                                  (274,331)         (161,039)        (255,697)
Gain on sale of Immunex common stock                                     --        (2,061,204)              --
Termination fee                                                          --        (1,709,380)              --
Litigation charges                                                  950,000         7,500,000        4,750,000
Goodwill impairment                                                      --           401,000               --
Special charges                                                          --           347,000           82,000
                                                                ----------------------------------------------
Income (loss) from continuing operations before
  federal and foreign taxes                                       2,868,747        (1,101,040)      (1,907,299)
Provision (benefit) for federal and foreign taxes                   583,453          (200,000)        (700,056)
                                                                ----------------------------------------------
Income (Loss) from Continuing Operations                          2,285,294          (901,040)      (1,207,243)
Discontinued operations:
  Income (loss) from operations of discontinued
   agricultural products business (including federal
   and foreign taxes of $57,289 and $1,551 for 2000
   and 1999, respectively)                                               --           103,346          (19,878)
  Loss on disposal of agricultural products business
   (including federal and foreign tax charges of $855,248)               --        (1,572,993)              --
                                                                ----------------------------------------------
Loss from Discontinued Operations                                        --        (1,469,647)         (19,878)
                                                                ----------------------------------------------

Net Income (Loss)                                               $ 2,285,294       $(2,370,687)     $(1,227,121)
                                                                ==============================================

Basic Earnings (Loss) per Share from Continuing Operations      $      1.74       $     (0.69)     $     (0.92)
Basic Loss per Share from Discontinued Operations                        --             (1.12)           (0.02)
                                                                ----------------------------------------------
Basic Earnings (Loss) per Share                                 $      1.74       $     (1.81)     $     (0.94)
                                                                ==============================================

Diluted Earnings (Loss) per Share from Continuing Operations    $      1.72       $     (0.69)     $     (0.92)
Diluted Loss per Share from Discontinued Operations                      --             (1.12)           (0.02)
                                                                ----------------------------------------------
Diluted Earnings (Loss) per Share                               $      1.72       $     (1.81)     $     (0.94)
                                                                ==============================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Changes in Stockholders' Equity
(In thousands except per share amounts)

                                                $2.00                                  Retained       Accumulated
                                          Convertible                Additional        Earnings             Other            Total
                                            Preferred      Common       Paid-in    (Accumulated     Comprehensive     Stockholders'
                                                Stock       Stock       Capital        Deficit)              Loss           Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                       $ 64   $ 437,466   $ 3,072,874     $ 6,432,729        $ (328,337)     $ 9,614,796
                                          ----------------------------------------------------------------------------------------
Net loss                                                                             (1,227,121)                        (1,227,121)
Currency translation adjustments                                                                         (285,963)        (285,963)
Unrealized gains on marketable securities                                                                     815              815
                                                                                                                     -------------
   Comprehensive loss                                                                                                   (1,512,269)
                                                                                                                     -------------
Cash dividends declared:
   Preferred stock (per share: $2.00)                                                       (50)                               (50)
   Common stock (per share: $0.905)                                                  (1,183,571)                        (1,183,571)
Common stock acquired for treasury                         (6,409)      (39,505)     (1,012,385)                        (1,058,299)
Common stock issued for stock options                       3,376       230,894                                            234,270
Conversion of preferred stock
   and other exchanges                             (3)        206       128,442          (8,775)                           119,870
                                          ----------------------------------------------------------------------------------------
Balance at December 31, 1999                       61     434,639     3,392,705       3,000,827          (613,485)       6,214,747
                                          ========================================================================================
----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                             (2,370,687)                        (2,370,687)
Currency translation adjustments                                                                          (70,496)         (70,496)
Unrealized gains on marketable securities                                                                  11,422           11,422
                                                                                                                     -------------
   Comprehensive loss                                                                                                   (2,429,761)
                                                                                                                     -------------
Cash dividends declared:
   Preferred stock (per share: $2.00)                                                       (46)                               (46)
   Common stock (per share: $0.92)                                                   (1,201,431)                        (1,201,431)
Common stock acquired for treasury                         (2,472)      (16,316)       (374,289)                          (393,077)
Common stock issued for stock options                       4,949       405,933                                            410,882
Conversion of preferred stock
   and other exchanges                             (6)        142       170,135          (6,663)                           163,608
International operations year end change                                                 53,171                             53,171
                                          ----------------------------------------------------------------------------------------
Balance at December 31, 2000                       55     437,258     3,952,457        (899,118)         (672,559)       2,818,093
                                          ========================================================================================
----------------------------------------------------------------------------------------------------------------------------------
Net income                                                                            2,285,294                          2,285,294
Currency translation adjustments                                                                         (166,200)        (166,200)
Unrealized gains on derivative contracts                                                                    7,865            7,865
Unrealized losses on marketable securities                                                                 (2,134)          (2,134)
                                                                                                                     -------------
   Comprehensive income                                                                                                  2,124,825
                                                                                                                     -------------
Cash dividends declared:
   Preferred stock (per share: $2.00)                                                       (42)                               (42)
   Common stock (per share: $0.92)                                                   (1,211,012)                        (1,211,012)
Common stock issued for stock options                       2,774       221,857                                            224,631
Conversion of preferred stock
   and other exchanges                             (4)        158       120,737          (4,813)                           116,078
                                          ----------------------------------------------------------------------------------------
Balance at December 31, 2001                     $ 51   $ 440,190   $ 4,295,051       $ 170,309        $ (833,028)     $ 4,072,573
                                          ========================================================================================


The accompanying notes are an integral part of these Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(In thousands)

Years Ended December 31,                                                                 2001            2000              1999
-------------------------------------------------------------------------------------------------------------------------------
Operating Activities
Income (loss) from continuing operations                                          $ 2,285,294      $ (901,040)     $ (1,207,243)
Adjustments to reconcile income (loss) from continuing operations to net cash provided from/(used for) operating activities of continuing operations:
   Litigation charges                                                                 950,000       7,500,000         4,750,000
   Gain on sale of Immunex common stock                                                   --       (2,061,204)              --
   Goodwill impairment                                                                    --          401,000               --
   Special charges                                                                        --          347,000            82,000
   Gains on sales of assets                                                          (249,399)       (159,430)         (205,739)
   Depreciation                                                                       426,590         336,239           341,871
   Amortization                                                                       181,139         198,810           199,307
   Deferred income taxes                                                              267,820        (814,282)       (1,410,068)
   Diet drug litigation payments                                                   (7,257,882)     (3,966,845)         (117,581)
   Contributions to defined benefit pension plans                                    (429,710)        (17,554)          (14,259)
   Deconsolidation of Immunex                                                             --         (236,768)              --
   Changes in working capital, net of
     businesses acquired, sold or deconsolidated:
     Accounts receivable                                                              (68,984)       (433,182)          164,588
     Inventories                                                                     (273,063)         31,188          (115,699)
     Other current assets                                                            (395,764)        179,817          (170,478)
     Trade accounts payable and accrued expenses                                      277,009         270,518           (73,946)
     Accrued federal and foreign taxes                                                (14,654)       (393,330)         (121,227)
   Other items, net                                                                  (145,231)        196,405           391,851
                                                                                  ---------------------------------------------
Net cash provided from/(used for) continuing operations                            (4,446,835)        477,342         2,493,377
Net cash provided from/(used for) discontinued operations                                 --           77,600          (327,771)
                                                                                  ---------------------------------------------
Net Cash Provided from/(Used for) Operating Activities                             (4,446,835)        554,942         2,165,606
                                                                                  =============================================
-------------------------------------------------------------------------------------------------------------------------------
Investing Activities
Purchases of property, plant and equipment                                         (1,924,265)     (1,681,906)         (937,435)
Proceeds from sale of agricultural products business                                      --        3,800,000               --
Proceeds from sale of Immunex common stock                                                --        2,404,875               --
Proceeds from sales of assets                                                         408,230         256,192           327,730
Purchases of marketable securities                                                 (2,703,252)       (677,802)         (789,846)
Proceeds from sales and maturities of marketable securities                         1,762,295         384,292           383,941
                                                                                  ---------------------------------------------
Net Cash Provided from/(Used for) Investing Activities                             (2,456,992)      4,485,651        (1,015,610)
                                                                                  =============================================
-------------------------------------------------------------------------------------------------------------------------------
Financing Activities
Net proceeds from/(repayments of) debt                                              7,007,156      (3,080,381)        1,593,468
Dividends paid                                                                     (1,211,054)     (1,201,477)       (1,183,621)
Purchases of common stock for treasury                                                    --         (393,077)       (1,058,299)
Exercises of stock options                                                            224,631         410,882           234,270
                                                                                  ---------------------------------------------
Net Cash Provided from/(Used for) Financing Activities                              6,020,733      (4,264,053)         (414,182)
                                                                                  ---------------------------------------------
Effect of exchange rate changes on cash balances                                      (16,478)        (24,949)          (25,418)
                                                                                  ---------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                     (899,572)        751,591           710,396
Cash and Cash Equivalents, Beginning of  Year                                       2,644,306       1,892,715         1,182,319
                                                                                  ---------------------------------------------
Cash and Cash Equivalents, End of Year                                            $ 1,744,734     $ 2,644,306       $ 1,892,715
                                                                                  =============================================

The accompanying notes are an integral part of these Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation: The accompanying Consolidated Financial Statements include the accounts of Wyeth (formerly American Home Products Corporation) and its majority-owned subsidiaries (the Company). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include amounts based on judgments and estimates made by management.
   Effective January 1, 2000, the financial results of certain pharmaceutical subsidiaries in Japan and India, which previously were included on an equity basis, were consolidated in the financial results of the Company due to changes which gave the Company the ability to exercise control over the operations of these affiliates. Also, effective January 1, 2000, the financial results of Immunex Corporation (Immunex), which previously were consolidated, were deconsolidated and included on an equity basis in the results of operations of the Company (see Note 2).
   Prior to 2000, certain of the Company's international affiliates reported their results of operations on a one-month lag (year ended November 30), which allowed more time to compile results. In December 2000, the one-month lag was eliminated, primarily to reflect the results of these operations on a more timely basis. As a result, December 2000 income from continuing operations for these entities of $53.2 million was recorded directly to stockholders' equity.
   Description of Business: The Company is a U.S.-based multi-national corporation engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in two primary businesses:
Pharmaceuticals and Consumer Health Care. Pharmaceuticals include branded and generic human ethical pharmaceuticals, biologicals, nutritionals, and animal biologicals and pharmaceuticals. Principal products include women's health care products, neuroscience therapies, cardiovascular products, infant nutritionals, gastroenterology drugs, anti-infectives, vaccines, biopharmaceuticals, oncology therapies, musculoskeletal therapies, hemophilia treatments and immunological products. Principal animal health products include vaccines, pharmaceuticals, endectocides and growth implants. Consumer Health Care products include analgesics, cough/cold/allergy remedies, nutritional supplements, herbal products, and hemorrhoidal, antacid, asthma and other relief items sold over-the-counter. The Company sells its diversified line of products to wholesalers, pharmacies, hospitals, physicians, retailers and other health care institutions located in various markets in more than 140 countries throughout the world. The Company is not dependent on any single customer or major group of customers for its net revenue.
   The Company is not dependent on any one patent-protected product or line of products for a substantial portion of its net revenue or results of operations. However, Premarin, one of the Company's conjugated estrogens products, which has not had patent protection for many years, contributes significantly to net revenue and results of operations.

   Equity Method of Accounting: The Company accounts for its investments in 20%- to 50%-owned companies using the equity method. Accordingly, the Company's share of the earnings of these companies is included in Other income, net. The related equity investment is included in Other assets including deferred taxes. At December 31, 2001, Immunex was the Company's only material equity investment. Immunex is a biopharmaceutical company that discovers, manufactures and markets therapeutic products for the treatment of cancer and musculoskeletal disorders such as rheumatoid arthritis. See Note 2 for discussion of Immunex-related transactions in 2001 and 2000.
   Cash Equivalents consist primarily of certificates of deposit, time deposits and other short-term, highly liquid securities with original maturities of three months or less and are stated at cost. The carrying value of cash equivalents approximates fair value due to the short-term, highly liquid nature of cash equivalents.
   Marketable Securities consist of U.S. government or agency issues, commercial paper, time deposits and corporate bonds and are stated at fair value, which approximates cost due to the short-term, highly liquid nature of these securities (less than six months). All marketable securities are available-for-sale investments. The fair values are estimated based on current market prices.
   Inventories are valued at the lower of cost or market. Inventories valued under the last-in, first-out (LIFO) method amounted to $319.9 million and $325.1 million at December 31, 2001 and 2000, respectively. The current value exceeded the LIFO value by $59.5 million and $59.7 million at December 31, 2001 and 2000, respectively. The remaining inventories are valued primarily under the first-in, first-out (FIFO) method.
   Inventories at December 31 consisted of:

(In thousands)                         2001                2000
---------------------------------------------------------------
Finished Goods                     $653,108            $585,123
Work in progress                    674,636             586,656
Materials and supplies              427,227             359,948
                                 ------------------------------
                                 $1,754,971          $1,531,727
                                 ==============================

   Property, Plant and Equipment is carried at cost. Depreciation is provided over the estimated useful lives of the related assets, principally on the straight-line method, as follows:

                  Buildings                           10 - 50 years
                  Machinery and Equipment              3 - 20 years

   Goodwill and Other Intangibles: Goodwill is defined as the excess of cost over the fair value of net assets acquired and is amortized using the straight-line method over various periods ranging from 15 to 40 years. Other intangibles are recorded at cost and amortized from three to 10 years. The Company continually reviews goodwill and other intangibles to evaluate whether changes have occurred that would suggest such assets may be impaired. If circumstances suggest an impairment, undiscounted future cash flows of such assets acquired or purchased are estimated. If this estimate indicates that goodwill or other intangibles are not recoverable, the carrying value of the goodwill or other intangibles is reduced to fair value by the estimated shortfall of future cash flows on a discounted basis.
   As of January 1, 2002, the Company will implement new authoritative accounting guidance relating to both the initial recording and subsequent impairment testing of goodwill and other intangibles. Refer to "Recently Issued Accounting Standards" herein for discussion of the Company's implementation of this new guidance.
   Derivative Financial Instruments: The Company currently manages its exposure to certain market risks, including foreign exchange and interest rate risks, through the use of derivative financial instruments, and accounts for them in accordance with Statement of Financial Accounting Standards (SFAS) Nos. 133, Accounting for Derivative Instruments and Hedging Activities, and 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities.
   On the date that the Company enters into a derivative contract, it designates the derivative as: (1) a hedge of the fair value of a recognized asset or liability (fair value hedge), (2) a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (cash flow hedge), (3) a foreign currency fair value or cash flow hedge (foreign currency hedge) or (4) a derivative instrument that is not designated for hedge accounting treatment. For derivative contracts that are designated and qualify as fair value hedges (including foreign currency fair value hedges), the derivative instrument is marked-to-market with gains and losses recognized in current period earnings to offset the respective losses and gains recognized on the underlying exposure. For derivative contracts that are designated and qualify as cash flow hedges (including foreign currency cash flow hedges), the effective portion of gains and losses on these contracts is reported as a component of accumulated other comprehensive income (loss) and reclassified into earnings in the same period the hedged transaction affects earnings. Any hedge ineffectiveness on cash flow hedges is immediately recognized in earnings. The Company also enters into derivative contracts that are not designated as hedging instruments. These derivative contracts are recorded at fair value with the gain or loss recognized in current period earnings. The Company does not hold any derivative instruments for trading purposes. See Note 7 for further description of the Company's specific programs to manage risk using derivative financial instruments.
   Currency Translation: The majority of the Company's international operations are translated into U.S. dollars using current foreign currency exchange rates with currency translation adjustments reflected in Accumulated other comprehensive loss in stockholders' equity. Currency translation adjustments comprise the majority of Accumulated other comprehensive loss on the Consolidated Balance Sheets and the Consolidated Statements of Changes in Stockholders' Equity. Currency translation adjustments related to international operations in highly inflationary economies are included in the results of operations.
   Revenue Recognition: Revenue from the sale of Company products is recognized in Net revenue upon shipment to customers. Provisions for certain rebates, product returns and discounts to customers are provided for as reductions in determining Net revenue in the same period the related sales are recorded.

Revenue under co-promotion agreements from the sale of products developed by other companies, such as the Company's arrangement with Immunex to co-promote Enbrel and with King Pharmaceuticals, Inc. to co-promote Altace, is recorded as alliance revenue, which is included in Net revenue. Such alliance revenue is earned when the co-promoting company ships the product to a third party. Selling and marketing expenses related to alliance revenue are included in Selling, general and administrative expenses.
   Shipping and Handling Costs, which include transportation to customers, transportation to distribution points, warehousing and handling costs, are included in Selling, general and administrative expenses. The Company typically does not charge customers for shipping and handling costs. Shipping and handling costs were $228.9 million, $212.5 million and $204.5 million in 2001, 2000 and 1999, respectively.
   Rebates and Sales Incentives, which are deducted to arrive at Net revenue, are offered to customers based upon volume purchases, the attainment of market share levels, government mandates, coupons and consumer discounts. These costs are recognized at the later of a) the date at which the related revenue is recorded or b) the date at which the incentives are offered. Rebates and sales incentives accruals included in Accrued expenses at December 31, 2001 and 2000 were $615.0 million and $482.7 million, respectively.
   Research and Development Expenses are expensed as incurred. Upfront and milestone payments made to third parties in connection with research and development collaborations are expensed as incurred up to the point of regulatory approval. Payments made to third parties subsequent to regulatory approval are capitalized and amortized over the remaining useful life. Amounts capitalized for such payments are included in Goodwill and other intangibles, net of accumulated amortization.

   Earnings (Loss) per Share: The following table sets forth the computations of basic earnings (loss) per share and diluted earnings (loss) per share:

(In thousands except per share amounts)
Years Ended December 31,                                                     2001             2000               1999
---------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations less preferred dividends     $ 2,285,252       $ (901,086)      $ (1,207,293)
Loss from discontinued operations                                              --       (1,469,647)           (19,878)
                                                                      -----------------------------------------------
Net income (loss) less preferred dividends                            $ 2,285,252     $ (2,370,733)      $ (1,227,171)
Denominator:
 Weighted average common shares outstanding                             1,317,102        1,306,474          1,308,876
                                                                      -----------------------------------------------

Basic earnings (loss) per share from continuing operations                 $ 1.74          $ (0.69)           $ (0.92)
Basic loss per share from discontinued operations                              --            (1.12)             (0.02)
                                                                      -----------------------------------------------
Basic earnings (loss) per share                                            $ 1.74          $ (1.81)           $ (0.94)
                                                                      ===============================================

Income (loss) from continuing operations                              $ 2,285,294       $ (901,040)      $ (1,207,243)
Loss from discontinued operations                                              --       (1,469,647)           (19,878)
                                                                      -----------------------------------------------
Net income (loss)                                                     $ 2,285,294     $ (2,370,687)      $ (1,227,121)
Denominator:
 Weighted average common shares outstanding                             1,317,102        1,306,474          1,308,876
 Common stock equivalents of outstanding stock
  options and deferred contingent common stock awards*                     13,707               --                 --
                                                                      -----------------------------------------------
Total shares*                                                           1,330,809        1,306,474          1,308,876
                                                                      -----------------------------------------------

Diluted earnings (loss) per share from continuing operations*              $ 1.72          $ (0.69)           $ (0.92)
Diluted loss per share from discontinued operations*                           --            (1.12)             (0.02)
                                                                      -----------------------------------------------
Diluted earnings (loss) per share*                                         $ 1.72          $ (1.81)           $ (0.94)
                                                                      ===============================================

* The total weighted average common shares outstanding for diluted loss per share for 2000 and 1999 did not include common stock equivalents, as the effect would have been antidilutive.

   Recently Issued Accounting Standards: In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 142, Goodwill and Other Intangible Assets, which supersedes APB Opinion No. 17, Intangible Assets, and addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. The statement also addresses how goodwill and other intangibles should be accounted for after they have been initially recognized in the financial statements. With the adoption of SFAS No. 142, goodwill no longer is amortized over its estimated useful life but is subject to at least an annual assessment for impairment by applying a fair-value-based test. The same applies to other intangibles, which have been determined to have indefinite useful lives. Other intangibles with finite lives will continue to be amortized. The Company will adopt SFAS No. 142 as of January 1, 2002.
   In accordance with the adoption of SFAS No. 142, as of January 1, 2002, the Company will cease amortizing goodwill. Included in Selling, general and administrative expenses for 2001, 2000 and 1999 was approximately $160.5 million ($153.9 million after-tax or $0.12 per share-diluted), $179.6 million ($172.2 million after-tax or $0.13 per share-diluted) and $187.0 million ($179.2 million after-tax or $0.14 per share-diluted) of goodwill amortization, respectively. The Company currently is assessing the impact the new impairment testing requirements may have on its financial position, results of operations and cash flows.
   In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which superseded existing guidance. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and generally are to be applied prospectively. SFAS No. 144 augments the criteria that would have to be met to classify an asset as held-for-sale and refines the guidance in determining fair value in measuring an impairment. The statement also requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred (rather than as of the date management commits to a formal plan to dispose of a segment, as was previously required). In addition, the qualifications for dispositions to be considered discontinued operations have been expanded. The Company adopted this statement on January 1, 2002 and will prospectively comply with all criteria outlined in SFAS No. 144.
   In April 2001, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. EITF No. 00-25 requires the cost of certain vendor considerations to be classified as a reduction of revenue rather than a marketing expense. The Company will adopt the provisions of EITF No. 00-25 as of January 1, 2002. The adoption of EITF No. 00-25 will result in reclassifications of certain marketing expenses to revenues and will have no effect on income from continuing operations. The Company does not anticipate the adoption of this consensus to significantly affect the growth rate of net revenues.
   Reclassifications: Certain reclassifications have been made to the December 31, 2000 and 1999 Consolidated Financial Statements to conform with the December 31, 2001 presentation.

2. Acquisitions, Divestitures and Discontinued Operations

Discontinued Operations -- Cyanamid Agricultural Products
---------------------------------------------------------
On March 20, 2000, the Company signed a definitive agreement with BASF Aktiengesellschaft (BASF) to sell the Cyanamid Agricultural Products business which manufactures, distributes and sells crop protection and pest control products worldwide. On June 30, 2000, the sale was completed, and BASF paid the Company $3,800.0 million in cash and assumed certain debt. The Company recorded an after-tax loss on the sale of this business and reflected this business as a discontinued operation in the 2000 first quarter. The loss on the sale included closing costs from the transaction and reflected operating income of the discontinued business from April 1, 2000 through June 30, 2000 (the disposal date). The loss on the sale was determined based on the difference in the book value of the net assets sold compared with the price received for these net assets. The sale of the Cyanamid Agricultural Products business produced a gain for tax purposes and a loss for book purposes, as the Company did not get a step-up in cost basis for tax purposes. This divergence, primarily caused by goodwill, was included in the basis for book purposes, but was not included in the basis for tax purposes. The lower tax basis created a taxable gain that required a tax provision of approximately $855.2 million. This tax provision was combined with the pre-tax book loss of approximately $717.8 million for a total after-tax loss on the sale of the business of $1,573.0 million or $1.20 per share-diluted. The Consolidated Financial Statements and related Notes for the period ended December 31, 1999 have been restated, where applicable, to reflect the Cyanamid Agricultural Products business as a discontinued operation.
   Operating results of discontinued operations were as follows:

                                                   Statement of Operations
(In thousands except per share amounts)            -----------------------
Years Ended December 31,                                  2000        1999
--------------------------------------------------------------------------
Net revenue                                           $546,790  $1,668,980

Income (loss) before federal and foreign taxes         160,635     (18,327)
Provision for federal and foreign taxes                 57,289       1,551
                                                   -----------------------
Income (loss) from operations of discontinued
   agricultural products business                      103,346     (19,878)
Loss on disposal of agricultural
   products business (including federal and
   foreign tax charges of $855,248)                 (1,572,993)        -
                                                   -----------------------

Loss from discontinued operations                  $(1,469,647)   $(19,878)
                                                   =======================

Diluted loss per share from
   discontinued operations                              $(1.12)     $(0.02)
                                                   =======================

Immunex Transactions:

2001 Proposed Acquisition of Immunex by Amgen
---------------------------------------------
In December 2001, Amgen Inc. (Amgen) and Immunex signed a definitive agreement providing for Amgen, the world's largest biotechnology company, to acquire Immunex in a merger transaction. Under the terms of the agreement, each share of Immunex common stock will be exchanged for 0.44 shares of Amgen common stock and $4.50 in cash. The transaction has been structured as a tax-free reorganization, and Immunex shareholders will not be taxed to the extent that they receive Amgen stock.
   As part of the agreement, Amgen will acquire the 41% ownership in Immunex held by the Company at December 31, 2001 for the same consideration per share, providing the Company with over $1,000.0 million in cash and approximately an 8% ownership in Amgen. The Company has agreed to vote its shares in favor of the transaction. The transaction is anticipated to close in the second half of 2002, subject to approval by shareholders of both companies, as well as customary regulatory approvals. The Company and Immunex co-promote Enbrel in the United States and Canada with the Company having exclusive international rights to the product. The financial aspects of the existing licensing and marketing rights to Enbrel remain unchanged.

2000 Transactions in Immunex Common Stock
-----------------------------------------
In October 2000, the Company increased its ownership in Immunex from approximately 53% to approximately 55% by converting a $450.0 million convertible subordinated note into 15,544,041 newly issued shares of common stock of Immunex. In November 2000, through a public equity offering, the Company sold 60.5 million shares of Immunex common stock, and Immunex sold 20 million shares of newly issued Immunex common stock. Proceeds to the Company were approximately $2,404.9 million resulting in a gain on the sale of $2,061.2 million ($1,414.9 million after-tax or $1.08 per share-diluted). Included in the gain on the sale was a noncash pre-tax gain of $303.2 million ($200.2 million after-tax), representing the Company's increase in its proportionate share of the net book value of Immunex from Immunex's issuance of 20 million shares of its common stock at a price above the net book value per share owned by the Company. The Company used the net proceeds from the sale of its Immunex common stock to reduce outstanding commercial paper and for other general corporate purposes.
   The public equity offering reduced the Company's ownership in Immunex from approximately 55% to approximately 41%, which represented the ownership at December 31, 2001 and 2000. As a result of the reduction in ownership below 50%, the Company included the financial results of Immunex on an equity basis retroactive to January 1, 2000.

3. Termination Fee, Goodwill Impairment and Special Charges

Termination Fee
---------------
On November 3, 1999, the Company and Warner-Lambert Company entered into an agreement to combine the two companies in a merger-of-equals transaction. On February 6, 2000, the merger agreement was terminated. The Company recorded income of $1,709.4 million ($1,111.1 million after-tax or $0.85 per share-diluted) resulting from the receipt of a $1,800.0 million termination fee provided for under the merger agreement offset, in part, by certain related expenses.

Goodwill Impairment
-------------------
Based on projected profitability and future cash flows associated with generic pharmaceuticals and the Solgar consumer health care product line, it was determined that goodwill related to these product lines, at December 31, 2000, was impaired. As a result, the Company recorded a charge of $401.0 million ($341.0 million after-tax or $0.26 per share-diluted) in 2000 to write down the carrying value of goodwill, to fair value, based upon discounted future cash flows.

Special Charges
---------------
Voluntary Market Withdrawals
In November 2000, the U.S. Food and Drug Administration (FDA) requested that the pharmaceutical industry voluntarily stop producing and distributing products containing phenylpropanolamine (PPA). The Company immediately ceased global production and shipments of any products containing PPA and voluntarily withdrew any such products from customer warehouses and retail store shelves. As a result, the Company recorded a special charge of $80.0 million ($52.0 million after-tax or $0.04 per share-diluted) to provide primarily for product returns and the write-off of inventory. The Company already had reformulated a majority of the products involved in the voluntary market withdrawal and began shipping these products in the United States at the end of November 2000. At December 31, 2001, all amounts provided for the PPA voluntary market withdrawal had been utilized.
   During the 1999 second quarter, the Company recorded a special charge aggregating $82.0 million ($53.0 million after-tax or $0.04 per share-diluted) for estimated costs associated with the suspension of shipments and the voluntary market withdrawal of RotaShield, the Company's rotavirus vaccine. At December 31, 2001, all amounts provided for the RotaShield voluntary market withdrawal had been utilized.

Product Discontinuations
During the 2000 fourth quarter, the Company recorded a special charge of $267.0 million ($173.0 million after-tax or $0.13 per share-diluted) related to the discontinuation of certain products manufactured at the Company's Marietta, Pennsylvania and Pearl River, New York facilities. Approximately $227.1 million related to noncash costs for fixed asset impairments and inventory write-offs, with the remainder of the charge covering severance obligations, idle plant costs and contract termination costs. During 2001, approximately $7.8 million of these costs were paid, leaving an accrual of $32.1 million at December 31, 2001. The timing of the remaining costs to be incurred has been delayed as the Company has continued to produce certain products in response to a potential market shortage for these products and the related medical necessity. As a result, the majority of the remaining costs will not be expended until 2003.

Restructuring Charge and Related Asset Impairments
In December 1998, the Company recorded a special charge for restructuring and related asset impairments of $321.2 million ($224.8 million after-tax or $0.17 per share-diluted) to recognize the costs of the reorganization of the pharmaceutical and nutritional supply chains (primarily in the Asian-Pacific and Latin American regions), the reorganization of the U.S. pharmaceutical and consumer health care distribution systems, and a reduction in personnel from the globalization of certain business units. The reorganization of the pharmaceutical and nutritional supply chains will result in the closure of 14 plants (nine pharmaceutical and five nutritional). The reorganization of the U.S. pharmaceutical and consumer health care distribution systems resulted in the closure of three distribution centers. The restructuring ultimately will result in the elimination of 3,900 positions offset, in part, by 1,000 newly created positions in the same functions at other locations. The components of this charge were as follows: (i) personnel costs of $120.0 million, (ii) noncash costs for fixed asset write-offs of $115.2 million and (iii) other closure/exit costs of $86.0 million. The noncash costs of $115.2 million reduced the carrying value of the fixed assets to their estimated fair value, taking into consideration depreciation expected during the transition period, which was determined by experience with similar properties and external appraisals. These fixed assets, with a fair value of $11.6 million, have remained operational during the transition period of obtaining the necessary regulatory approvals to relocate these operations to new and existing facilities. Since these fixed assets have remained in use, depreciation was not suspended and will be recognized over the transition period. Other closure/exit costs are a direct result of the restructuring plan. The majority of the other closure/exit costs are anticipated to be paid after the facilities cease production and prior to disposition. These costs include non-cancelable operating leases, security, utilities, maintenance, property taxes and other related costs that will be paid during the disposal period. Due to the specialized nature of these facilities, the majority of the costs will be paid over a two- to three-year period as product transfers are approved by regulatory authorities and manufacturing sites are closed. However, delays in obtaining certain regulatory approvals and other closure delays will cause certain costs to be paid after that period.
   At December 31, 2001, approximately 3,700 positions had been eliminated, and two distribution centers owned by the Company and a leased distribution center had been closed. Of 14 manufacturing plants originally anticipated to be closed, eight were closed in 2000 and two were closed during 2001. The Company currently anticipates utilizing the remainder of the restructuring accruals in 2002, assuming no further delays in regulatory approvals.

   Activity in the restructuring accruals from continuing operations was as follows:

                                                Personnel     Fixed Asset     Other Closure/
(In thousands)                                      Costs      Write-offs         Exit Costs         Total
----------------------------------------------------------------------------------------------------------
Restructuring accruals at inception              $119,975        $115,225            $86,000      $321,200
Cash expenditures                                    (527)             --               (922)       (1,449)
Write-offs of fixed assets                             --        (115,225)                --      (115,225)
                                                 ---------------------------------------------------------
Restructuring accruals at December 31, 1998       119,448              --             85,078       204,526
Cash expenditures                                 (64,695)             --             (5,817)      (70,512)
                                                 ---------------------------------------------------------
Restructuring accruals at December 31, 1999        54,753              --             79,261       134,014
Cash expenditures                                 (48,504)             --            (19,626)      (68,130)
                                                 ---------------------------------------------------------
Restructuring accruals at December 31, 2000         6,249              --             59,635        65,884
Redistributions                                    14,000              --            (14,000)           --
Cash expenditures                                 (11,212)             --            (15,016)      (26,228)
                                                 ---------------------------------------------------------
Restructuring accruals at December 31, 2001        $9,037        $     --            $30,619       $39,656
                                                 =========================================================

During the 2001 second quarter, the Company made redistribution adjustments between categories to increase accrual balances for personnel costs by $14.0 million and to decrease other closure/exit costs by $14.0 million. These redistributions were necessary due to higher than expected enhanced pension benefits and outplacement costs for non-U.S. employees, updated forecasts of employees within the affected facilities, and lower than expected other closure/exit costs. The original scope of the restructuring program remains substantially unchanged.

4. Debt and Financing Arrangements

The Company's debt at December 31 consisted of:

(In thousands)                                           2001           2000
----------------------------------------------------------------------------
Commercial paper                                   $4,817,205       $798,029
Notes payable:
   6.50% notes due 2002                               250,000        250,000
   5.875% notes due 2004                              500,000             --
   7.90% notes due 2005                             1,000,000      1,000,000
   6.25% notes due 2006                             1,000,000             --
   6.70% notes due 2011                             1,500,000             --
   7.25% debentures due 2023                          250,000        250,000
Pollution control and industrial revenue bonds:
   1.8%-5.8% due 2006-2020                             83,950         85,150
Other debt:
   0.5%-17.0% due 2002-2009                            40,674         70,328
Fair value of interest rate swaps                      12,802             --
                                                   -------------------------
                                                    9,454,631      2,453,507
Less current portion                                2,097,354         58,717
                                                   -------------------------
                                                   $7,357,277     $2,394,790
                                                   =========================

   The fair value of the Company's outstanding debt was $9,607.7 million and $2,506.6 million at December 31, 2001 and 2000, respectively. The fair value of the Company's outstanding debt was estimated based on market prices.
   The weighted average interest rate on the commercial paper outstanding at December 31, 2001 and 2000 was 2.09% and 6.45%, respectively. The commercial paper had original maturities that did not exceed 270 days and a weighted average remaining maturity of 37 days and 35 days at December 31, 2001 and 2000, respectively.

Revolving Credit Facilities
The Company maintains a $2,000.0 million credit facility, which supports borrowings under the commercial paper program and terminates on July 31, 2002. Since the $2,000.0 million credit facility terminates in less than one year, commercial paper outstanding of $1,817.2 million, supported by this facility, was classified as current debt in Loans payable as of December 31, 2001.
   In addition, in March 2001, the Company obtained new credit facilities totaling $6,000.0 million. The new credit facilities included a $3,000.0 million, 364-day credit facility (which also supports borrowings under the commercial paper program) and a 364-day bridge facility to capital markets, which was terminated on March 30, 2001 as discussed below. Any borrowings under the new 364-day credit facility that are outstanding upon its termination in March 2002 are extendible for an additional year. The portion of commercial paper outstanding at December 31, 2001 supported by the $3,000.0 million, 364-day credit facility was classified as Long-term debt since the Company intends, and has the ability, to refinance these obligations through the issuance of additional commercial paper or through the use of its $3,000.0 million credit facility as described above.

   The proceeds from the credit facilities may be used to support commercial paper and the Company's general corporate and working capital requirements, including payments related to the Redux and Pondimin diet drug litigation. The credit facilities contain substantially identical financial and other covenants, representations, warranties, conditions and default provisions. At December 31, 2001 and 2000, there were no borrowings outstanding under the facilities.
   In March 2002, the Company renewed the $3,000.0 million credit facility for an additional 364-day term and reduced the $2,000.0 million credit facility to $1,000.0 million until it matures on July 31, 2002.

Bridge Facility and Notes
The new credit facilities also included a $3,000.0 million, 364-day bridge facility, which was terminated when the Company issued $3,000.0 million of Senior Notes (the Notes) on March 30, 2001. These Notes consisted of three tranches, which pay interest semiannually on March 15 and September 15, in a transaction exempt from registration under the Securities Act of 1933, as amended (the Securities Act), pursuant to Rule 144A, as follows:
     o $500.0 million 5.875% Notes due March 15, 2004
     o $1,000.0 million 6.25% Notes due March 15, 2006
     o $1,500.0 million 6.70% Notes due March 15, 2011
   As of June 15, 2001, pursuant to an exchange offer made by the Company, substantially all the Notes had been exchanged for new notes which have substantially identical terms and which have been registered under the Securities Act.
   The interest rate payable on each series of Notes is subject to an increase of 0.25 percentage points per level of downgrade in the Company's credit rating by Moody's or S&P. However, the total adjustment to the interest rate for the series of Notes cannot exceed two percentage points. There is no adjustment to the interest rate payable on each series of Notes for the first single level downgrade in the Company's credit rating by S&P. In the case of the $1,500.0 million 6.70% Notes, the interest rate in effect on March 15, 2006 for such Notes will, thereafter, become the effective interest rate until maturity on March 15, 2011. The Company would incur a total of approximately $7.5 million of additional annual interest expense for every 0.25 percentage point increase in the interest rate. If Moody's or S&P subsequently were to increase the Company's credit rating, the interest rate payable on each series of Notes is subject to a decrease of 0.25 percentage points for each level of credit rating increase. The interest rate payable for the series of Notes cannot be reduced below the original coupon rate of each series of Notes.

   The Company entered into two $750.0 million notional amount interest rate swaps relating to the $1,500.0 million 6.70% Notes under which the Company effectively converted the fixed rate on these Notes to a floating rate of interest which is based on LIBOR. See Note 7 for further discussion of the interest rate swaps.
   In addition to the $3,000.0 million of Notes described above, the Company has outstanding the following non-callable, unsecured and unsubordinated debt instruments:
   o $250.0 million 6.50% Notes due October 2002, interest payments due on April 15 and October 15
   o $1,000.0 million 7.90% Notes due February 2005, interest payments due on February 15 and August 15
   o $250.0 million 7.25% debentures due March 2023, interest payments due on March 1 and September 1
   The aggregate maturities of debt during the next five years and thereafter at December 31, 2001 are as follows:

(In thousands)
-----------------------------------------------------------------
2002                                                   $2,097,354
2003                                                        7,929
2004                                                      505,917
2005                                                    1,001,380
2006                                                    1,012,480
Thereafter                                              1,829,571
                                                       ----------
                                                        6,454,631
Commercial paper classified as Long-term debt           3,000,000
                                                       ----------
Total debt                                             $9,454,631
                                                       ==========

   Interest payments in connection with the Company's debt obligations for the years ended December 31, 2001, 2000 and 1999 amounted to $331.7 million, $343.0 million and $294.8 million, respectively.
   Interest expense, net included interest income of $154.8 million, $181.3 million and $129.4 million in 2001, 2000 and 1999, respectively. Interest capitalized in connection with capital projects was $94.3 million, $43.3 million and $15.4 million in 2001, 2000 and 1999, respectively.

5. Other Noncurrent Liabilities

Other noncurrent liabilities include reserves for the Redux and Pondimin litigation (see Note 12), reserves relating to income taxes, environmental matters, product liability and other litigation, as well as restructuring, pension and other employee benefit liabilities, and minority interests.
   The Company has responsibility for environmental, safety and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. At December 31, 2001, the Company was a party to, or otherwise involved in, legal proceedings directed at the cleanup of 53 Superfund sites.
   It is the Company's policy to accrue for environmental cleanup costs if it is probable that a liability has been incurred and an amount is reasonably estimable. In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. Environmental expenditures that relate to an existing condition caused by past operations that do not contribute to current or future results of operations are expensed. As investigations and cleanups proceed, environmental-related liabilities are reviewed and adjusted as additional information becomes available. The aggregate environmental-related accruals were $364.2 million and $378.6 million at December 31, 2001 and 2000, respectively. Environmental-related accruals have been recorded without giving effect to any possible future insurance proceeds or the timing of payments. See
Note 12 for discussion of contingencies.
   In 2000, the Company introduced a new incentive program to employees, the Performance Incentive Award Program (PIA), which awards employees based on the Company's operating results and the individual employee's performance. Substantially all U.S. and Puerto Rico exempt employees, who are not subject to other incentive programs, and key international employees are eligible to receive cash awards under PIA. The value of PIA awards for 2001 and 2000 was $117.3 million and $94.7 million, respectively. In 1999, cash bonuses totaling $38.8 million were paid to key employees. Through 1998, the Company provided incentive awards under the Management Incentive Plan (MIP), which provided for cash and deferred contingent common stock awards to key employees. Deferred contingent common stock awards plus accrued dividends, related to the MIP program, totaling 875,206 shares were outstanding at December 31, 2001.

6. Pensions and Other Postretirement Benefits

Pensions: The Company sponsors various retirement plans for most full-time employees. These defined benefit and defined contribution plans cover all U.S. and certain international locations. Total pension expense from continuing operations for both defined benefit and defined contribution plans for 2001, 2000 and 1999 was $141.9 million, $107.7 million and $95.5 million, respectively. Pension expense from continuing operations for defined contribution plans for 2001, 2000 and 1999 totaled $67.0 million, $62.9 million and $61.6 million, respectively.
   Pension plan benefits for defined benefit plans are based primarily on participants' compensation and years of credited service. Investment responsibility for the pension plan assets is assigned to outside investment managers and is limited to certain asset allocation criteria and investment guidelines established by the Company. Employees do not have any ability to determine the investment allocation of the pension plan assets.
   Generally, contributions to defined contribution plans are based on a percentage of the employee's compensation. The Company's 401(k) savings plans have been established for substantially all U.S. employees. Certain employees are eligible to enroll in the plan on their hire date and can contribute between 1% and 16% of their annual pay. The Company provides a matching contribution to eligible participants of 50% on the first 6% of annual pay contributed to the plan, or a maximum of 3% of annual pay. Employees can direct their contributions and the Company's matching contributions into any of the funds offered. These funds provide participants with a cross section of investing options, including the Company's common stock. All contributions to the Company's common stock, whether by employee or employer, can be transferred to other fund choices daily.
   Other Postretirement Benefits: The Company provides postretirement health care and life insurance benefits for retired employees of most domestic locations and Canada. Most full-time employees become eligible for these benefits after attaining specified age and service requirements.
   Although the Company sold the Cyanamid Agricultural Products business in 2000 (see Note 2), which was accounted for as a discontinued operation, the pensions and other postretirement benefits were excluded from the sale for U.S. plans since employees of the Cyanamid Agricultural Products business accrued benefits in plans that encompassed other business segments. Except for one pension plan in Germany, all international plans will continue to be maintained by the Company to pay benefits that were accrued prior to the sale. Accordingly, projected benefit obligations, fair value of plan assets and (prepaid)/accrued benefit costs were not restated, except to reflect the sale of the pension plan in Germany. However, components of net periodic benefit cost from continuing operations were restated to reflect the Cyanamid Agricultural Products business as a discontinued operation.

   The change in projected benefit obligation, change in plan assets, reconciliation of funded status and amounts recognized in the Consolidated Balance Sheets for the Company's defined benefit plans (principally U.S. plans) for 2001 and 2000 were as follows:

                                                                  Pensions                 Other Postretirement Benefits
                                                        ----------------------------       -----------------------------
Change in Projected Benefit Obligation (In thousands)          2001             2000              2001              2000
------------------------------------------------------------------------------------------------------------------------
Projected benefit obligation at January 1               $ 3,210,575      $ 3,005,665       $ 1,020,330       $ 1,076,298
Consolidation of Japan benefit plan                              --          186,327                --                --
Service cost                                                 78,634           74,656            24,179            20,460
Interest cost                                               226,786          225,248            76,966            77,666
Service and interest cost - discontinued operations              --            3,074                --             2,189
Amendments                                                    9,796           11,235                --            16,952
Net actuarial loss/(gain)                                   104,938           71,158           227,758           (72,589)
Curtailments/settlements                                         --          (39,826)               --           (24,289)
Benefits paid                                              (284,603)        (296,613)          (78,516)          (75,900)
Currency translation adjustment                             (30,094)         (30,349)             (632)             (457)
                                                        ----------------------------------------------------------------
Projected benefit obligation at December 31             $ 3,316,032      $ 3,210,575       $ 1,270,085       $ 1,020,330
                                                        ================================================================

                                                       Pensions                 Other Postretirement Benefits
                                             ----------------------------       -----------------------------
Change in Plan Assets (In thousands)                2001             2000            2001                2000
-------------------------------------------------------------------------------------------------------------
Fair value of plan assets at January 1       $ 2,816,016      $ 3,001,154       $      --           $      --
Consolidation of Japan benefit plan                   --           76,089              --                  --
Actual return on plan assets                    (213,908)          34,607              --                  --
Amendments                                         6,754               --              --                  --
Company contributions                            429,710           17,554          78,516              75,900
Benefits paid                                   (284,603)        (296,613)        (78,516)            (75,900)
Currency translation adjustment                  (15,347)         (16,775)             --                  --
                                             ----------------------------------------------------------------
Fair value of plan assets at December 31     $ 2,738,622      $ 2,816,016       $      --           $      --
                                             ================================================================

                                                          Pensions                 Other Postretirement Benefits
                                                 ---------------------------       -----------------------------
Reconciliation of Funded Status (In thousands)          2001            2000              2001              2000
----------------------------------------------------------------------------------------------------------------
Funded status                                    $   577,410     $   394,559       $ 1,270,085       $ 1,020,330
Unrecognized net actuarial loss                     (603,051)        (44,225)         (243,292)          (15,603)
Unrecognized prior service cost                      (57,193)        (60,502)          (16,695)          (18,698)
Unrecognized net transition obligation                (5,301)         (8,266)               --                --
                                                 ---------------------------------------------------------------
(Prepaid)/accrued benefit costs                  $   (88,135)    $   281,566       $ 1,010,098       $   986,029
                                                 ===============================================================


                                                          Pensions
Amounts Recognized in the Consolidated           ---------------------------
Balance Sheets (In thousands)                           2001            2000
----------------------------------------------------------------------------
Prepaid benefit cost                             $  (212,967)         (8,537)
Accrued benefit liability                            124,832         290,103


   In December 2001, the Company made a $400.0 million funding contribution to the U.S. Non-bargaining defined benefit pension plan (largest U.S. plan) due primarily to the decrease in the plan assets and, as a result, the anticipation of future statutory funding requirements. The decline in the global equity markets that occurred during 2001 contributed significantly to the decrease in the plan assets. The impact of the negative market returns was attributable to most of the increase in the unrecognized net actuarial loss since the difference between the expected return and actual return on plan assets is deferred. The net actuarial loss for other postretirement benefits of $227.8 million in 2001 resulted primarily from a change in the assumption for future increases in per capita cost of health care benefits and other changes in actuarial assumptions.
   There were no plan assets for the Company's other postretirement benefit plans at December 31, 2001 and 2000 as postretirement benefits are funded by the Company when claims are paid. The current portion of the accrued benefit liability for other postretirement benefits was $85.0 million and $75.0 million at December 31, 2001 and 2000, respectively.
   At December 31, 2001 and 2000, the accumulated benefit obligations, which represent the obligations of the defined benefit plans if the plans were terminated and before considering plan assets, were $2,971.8 million and $2,934.0 million, respectively.
   Assumptions used in developing the projected benefit obligations at December 31 were as follows:

                                                       Pensions                    Other Postretirement Benefits
                                               -------------------------        -----------------------------------
Weighted Average Assumptions at December 31,    2001      2000      1999            2001         2000         1999
-------------------------------------------------------------------------------------------------------------------
Discount rate                                  7.25%      7.5%     7.75%            7.25%         7.5%        7.75%
Rate of compensation increase                   4.0%      4.0%      4.5%              --           --           --
Expected return on plan assets                 9.25%      9.5%      9.5%              --           --           --
Increases in per capita cost of
  health care benefits that gradually
  decreases and is held constant thereafter
  beginning in 2005                              --        --        --         9.5%-5.0%    7.0%-5.0%    7.5%-5.0%

   The assumed health care cost trend rates have a significant effect on the amounts reported. A one percentage point increase in the assumed health care cost trend rates would increase the postretirement benefit obligation by $146.4 million and the total service and interest cost components from continuing operations by $13.7 million. A one percentage point decrease in the assumed health care cost trend rates would decrease the postretirement benefit obligation by $122.3 million and the total service and interest cost components from continuing operations by $11.3 million.

   Net periodic benefit cost from continuing operations for 2001, 2000 and 1999 of the Company's defined benefit plans (principally U.S. plans) was as follows:

Components of Net Periodic Benefit Cost
from Continuing Operations (In thousands)               Pensions                   Other Postretirement Benefits
-----------------------------------------   --------------------------------      -------------------------------
                                                2001        2000        1999          2001       2000        1999
                                            ---------------------------------------------------------------------
Service cost                                 $78,634     $74,656     $69,056       $24,179    $20,460     $23,001
Interest cost                                226,786     225,248     211,971        76,966     77,666      74,871
Expected return on plan assets              (246,449)   (270,131)   (260,323)           --         --          --
Amortization of prior service cost            11,720      10,704      10,734         2,003        330         339
Amortization of transition obligation          1,999       2,184       1,114            --         --          --
Recognized net actuarial loss                  2,250       2,091       2,827           127        134       6,852
Curtailment gain                                  --          --      (1,502)           --         --          --
                                            ---------------------------------------------------------------------
Net periodic benefit cost
  from continuing operations                 $74,940     $44,752     $33,877      $103,275    $98,590    $105,063
                                            =====================================================================

   Net periodic pension benefit cost from continuing operations was higher in 2001 compared with 2000 due primarily to the decrease in the expected return on plan assets of the U.S. pension plans. The fair value of the U.S. pension plan assets between 2000 and 1999 decreased by $270.2 million, which negatively affected the amount of expected return on plan assets for 2001. Net periodic pension benefit cost from continuing operations was higher in 2000 compared with 1999 due primarily to consolidating a subsidiary in Japan effective January 1, 2000 (see Note 1).
   As a result of the sale of the Cyanamid Agricultural Products business, the Company realized a curtailment gain related to the pension plans of $25.5 million. This curtailment gain was recorded in Loss on disposal of agricultural products business.

7. Derivative Instruments and Foreign Currency Risk Management Programs

As of January 1, 2001, the Company adopted SFAS Nos. 133 and 138, which require that all derivative financial instruments be measured at fair value and be recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either income (loss) from continuing operations or accumulated other comprehensive income (loss), depending on the timing and designated purpose of the derivative. The fair value of forward contracts and interest rate swaps reflects the present value of the future potential gain if settlement were to take place on December 31, 2001, with the fair value of option contracts reflecting the present value of future cash flows if the contract were settled on December 31, 2001. The impact on the Company's financial position, results of operations and cash flows, upon adoption of these pronouncements, was immaterial.
   The Company currently engages in two primary programs to manage its exposure to foreign currency risk. The two programs and the corresponding derivative contracts outstanding as of December 31, 2001 were as follows:

     1. Short-term foreign exchange forward contracts and swap contracts are used to neutralize month-end balance sheet exposures. These contracts essentially take the opposite currency position of that projected in the month-end balance sheet to counterbalance the effect of any currency movement. These derivative instruments are not designated as hedges and are recorded at fair value with any gains or losses recognized in current period earnings in accordance with the requirements of SFAS Nos. 133 and 138. In 2001, the Company recorded a gain of $28.7 million in Other income, net relating to gains and losses on these foreign exchange forward contracts and swap contracts. The $28.7 million consists of gains and losses from contracts settled during 2001, as well as contracts outstanding at December 31, 2001 that are recorded at fair value.
     2. The Company uses foreign currency put options and foreign currency forward contracts in its cash flow hedging program to cover foreign currency risk related to international intercompany inventory sales. These instruments are designated as cash flow hedges, and, in accordance with SFAS Nos. 133 and 138, any unrealized gains or losses are included in accumulated other comprehensive income (loss) with the corresponding asset or liability recorded in the balance sheet. As of December 31, 2001, $4.4 million after-tax of net gains relating to these cash flow hedges was included in Accumulated other comprehensive loss with the corresponding assets/liabilities recorded in Other current assets including deferred taxes/Accrued expenses. The unrealized net gains in Accumulated other comprehensive loss will be reclassified into the Consolidated Statement of Operations when the intercompany inventory is sold to a third party. As such, the Company anticipates recognizing these net gains during the next six months. Put option contracts outstanding as of December 31, 2001 expire no later than June 2002. Occasionally the Company purchases foreign currency put options outside of the cash flow hedging program to protect additional intercompany inventory sales. These put options do not qualify as cash flow hedges under SFAS Nos. 133 and 138 and were recorded at fair value with all gains or losses, which were not significant, recognized in current period earnings immediately.

   In addition to the programs identified above, the Company has entered into a foreign exchange forward contract to hedge against foreign exchange fluctuations on a yen denominated long-term intercompany loan to the Company's Japanese subsidiary. The forward contract has been designated as and qualifies for foreign currency cash flow hedge accounting treatment. As of December 31, 2001, the Company had recorded gains of $3.5 million after-tax in Accumulated other comprehensive loss relating to this foreign exchange forward contract.
   The Company also has entered into interest rate swaps to manage interest rate exposures. The Company strives to achieve a desired balance between fixed-rate and floating-rate debt and has entered into two effective fair value interest rate swaps on its $1,500.0 million 6.70% Notes to ensure this desired balance between fixed-rate and floating-rate debt. The interest rate swaps effectively converted a portion of the Company's fixed-rate debt into floating-rate debt. Interest expense on the $1,500.0 million 6.70% Notes is adjusted to include the payments made or received under the interest rate swap agreements. The fair value of the swaps relating to the $1,500.0 million 6.70% Notes, as of December 31, 2001, excluding accrued interest, was an asset of $12.8 million and has been recorded in Other assets including deferred taxes with the corresponding adjustment recorded to the underlying 6.70% Notes in Long-term debt.

8. Capital Stock

There were 2,400,000,000 shares of common stock and 5,000,000 shares of preferred stock authorized at December 31, 2001 and 2000. Of the authorized preferred shares, there is a series of shares (20,486 and 21,948 outstanding at December 31, 2001 and 2000, respectively) which is designated as $2.00 convertible preferred stock. Each share of the $2.00 series is convertible at the option of the holder into 36 shares of common stock. This series may be called for redemption at $60.00 per share plus accrued dividends.
   On October 7, 1999, the Company's Board of Directors declared a dividend of one preferred share purchase right for each share of common stock outstanding on October 18, 1999. The rights also apply to all future stock issuances. Each right permits the holder, under certain circumstances and upon the occurrence of certain events, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the Company (the Series A Preferred Stock) at an exercise price of $225 per one one-thousandth of a share of Series A Preferred Stock under a Rights Plan relating to such Series A Preferred Stock. The 5,000,000 shares of preferred stock authorized will be used for the exercise of any preferred share purchase rights. The Rights Plan has provisions that are triggered if any person or group acquires beneficial ownership of 15% or more of the outstanding common stock or acquires the Company in a merger or other business combination (an Acquiring Person). In such event, stockholders (other than the Acquiring Person) would receive stock of the Company or the Acquiring Person, as the case may be, having a market value of twice the exercise price along with substantially increased voting and dividend rights, among other things. The rights expire on October 7, 2009, and prior to there being an Acquiring Person, the Company may redeem the rights issued under the Rights Plan for $0.01 per right. The Company can, for so long as the rights are then redeemable, supplement or amend the Rights Plan in any respect without the approval of any holders of the rights. At any time after the rights are no longer redeemable, the Company may supplement or amend the Rights Plan in certain respects provided that no such supplement or amendment shall adversely affect the interests of the holders of Rights Certificates as such (other than an Acquiring Person or an Affiliate or Associate of an Acquiring Person).

   Changes in outstanding common shares during 2001, 2000 and 1999 were as follows:

(In thousands except shares of preferred stock)         2001          2000           1999
-----------------------------------------------------------------------------------------
Balance at January 1                               1,311,774     1,303,916      1,312,399
Issued for stock options                               8,550        15,123         10,589
Purchases of common stock
   for treasury                                           --        (7,414)       (19,226)
Conversions of preferred stock
   (1,462, 2,293, and 1,239 shares in 2001, 2000
    and 1999, respectively) and other exchanges          246           149            154
                                                   --------------------------------------
Balance at December 31                             1,320,570     1,311,774      1,303,916
                                                   ======================================

   The Company has a common stock repurchase program under which the Company is authorized to repurchase common shares. At December 31, 2001, the Company was authorized to repurchase 6,492,460 common shares in the future.

9. Stock Options

The Company has one Stock Option Plan and four Stock Incentive Plans. No further grants may be made under the Stock Option Plan or the Stock Incentive Plan approved in 1990. Under the Stock Incentive Plans, options to purchase a maximum of 181,000,000 shares may be granted at prices not less than 100% of the fair market value of the Company's common stock on the date the option is granted. At December 31, 2001, there were 19,974,293 shares available for future grants under the Stock Incentive Plans. In January 2002, the Board of Directors adopted, subject to stockholder approval at the Company's annual meeting on April 25, 2002, the 2002 Stock Incentive Plan under which 65,000,000 shares are available for future grants.
   The plans provide for the granting of incentive stock options as defined under the Internal Revenue Code. Under the plans, grants may be made to selected officers and employees of non-qualified stock options with a 10-year term or incentive stock options with a term not exceeding 10 years. The plans also provide for the granting of stock appreciation rights (SAR), which entitle the holder to receive shares of the Company's common stock or cash equal to the excess of the market price of the common stock over the exercise price when exercised. At December 31, 2001, there were no outstanding SARs.
   Each Stock Incentive Plan allows for, among other things, the issuance of up to 8,000,000 shares (24,000,000 shares in the aggregate for all Stock Incentive Plans) as restricted stock awards. Restricted stock awards representing 290,995, 148,900 and 148,850 units were granted in 2001, 2000 and 1999, respectively, under the plans to certain employees, including key executives. Most of these units are converted to shares of restricted stock based on the achievement of certain performance criteria related to performance years 1999 through 2005. The remaining units are converted generally at the end of four years.
   Under the Stock Option Plan for Non-Employee Directors, a maximum of 250,000 shares may be granted to non-employee directors at 100% of the fair market value of the Company's common stock on the date of the grant. Stock options granted to non-employee directors were 36,000, 21,000 and 21,000 in 2001, 2000 and 1999, respectively. Shares available for future grants at December 31, 2001 were 172,000.
   Under the 1994 Restricted Stock Plan for Non-Employee Directors, a maximum of 100,000 restricted shares may be granted to non-employee directors. The restricted shares granted to each non-employee director are not delivered prior to the end of a five-year restricted period. At December 31, 2001, 64,800 shares were available for future grants.

   Stock option information related to the plans was as follows:

                                                        Weighted                    Weighted                  Weighted
                                                         Average                     Average                   Average
                                                        Exercise                    Exercise                  Exercise
Stock Options                                   2001       Price            2000       Price          1999       Price
----------------------------------------------------------------------------------------------------------------------
Outstanding at January 1                  82,751,313     $ 43.74      85,244,130     $ 39.13    75,790,629     $ 30.53
Granted                                   28,360,196       56.89      16,496,678       56.51    21,945,755       62.00
Canceled                                  (2,558,655)      57.36      (3,866,134)      58.32    (1,903,601)      51.83
Exercised (2001--$14.52 to
  $62.31 per share)                       (8,549,782)      26.74     (15,123,361)      27.90   (10,588,653)      22.76
                                         -----------                  ----------                ----------
Outstanding at December 31
  (2001-- $14.52 to $65.19 per share)    100,003,072       48.57      82,751,313       43.74    85,244,130       39.13
                                         ===========                  ==========                ==========
Exercisable at December 31                57,205,798       41.93      51,830,094       35.31    52,789,450       28.27
                                         ===========                  ==========                ==========

   The following table summarizes information regarding stock options outstanding at December 31, 2001:

                       Options Outstanding                                  Options Exercisable
-----------------------------------------------------------------        -------------------------
                                            Weighted     Weighted                         Weighted
                                             Average      Average                          Average
       Range of          Number            Remaining     Exercise             Number      Exercise
Exercise Prices     Outstanding     Contractual Life        Price        Exercisable         Price
--------------------------------------------------------------------------------------------------
 14.52 to 19.99      11,672,218            2.4 years       $17.90         11,672,218        $17.90
 20.00 to 29.99       4,253,391            3.9 years        26.34          4,253,391         26.34
 30.00 to 39.99      12,442,005            4.8 years        36.18         12,442,005         36.18
 40.00 to 49.99         624,588            7.1 years        45.93            446,583         46.22
 50.00 to 59.99      52,067,568            8.4 years        55.25         16,380,958         52.38
 60.00 to 65.19      18,943,302            7.6 years        62.30         12,010,643         62.33
                    -----------                                           ----------
                    100,003,072            6.9 years        48.57         57,205,798         41.93
                    ===========                                           ==========

   The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for stock options. If compensation expense for the Company's stock options issued in 2001, 2000 and 1999 had been determined based on the fair value method of accounting, the Company's net income (loss) and earnings (loss) per share would have been adjusted to the pro forma amounts indicated below:

(In thousands except per share amounts)              2001           2000           1999
---------------------------------------------------------------------------------------
Net income (loss) less preferred dividends:
   As-reported                                $ 2,285,252   $ (2,370,733)  $ (1,227,171)
   Pro forma                                    2,084,564     (2,520,657)    (1,312,238)
Basic earnings (loss) per share:
   As-reported                                     $ 1.74        $ (1.81)       $ (0.94)
   Pro forma                                         1.58          (1.93)         (1.00)
Net income (loss):
   As-reported                                $ 2,285,294   $ (2,370,687)  $ (1,227,121)
   Pro forma                                    2,084,606     (2,520,611)    (1,312,188)
Diluted earnings (loss) per share*:
   As-reported                                     $ 1.72        $ (1.81)       $ (0.94)
   Pro forma                                         1.57          (1.93)         (1.00)

 * The total weighted average common shares outstanding for diluted loss per share for 2000 and 1999 did not include common stock equivalents, as the effect would have been antidilutive.

   The fair value of issued stock options is estimated on the date of grant using a variant of the Black-Scholes option pricing model incorporating the following assumptions for stock options granted in 2001, 2000 and 1999, respectively: expected volatility (the amount by which the stock price is expected to fluctuate) of 32.1%, 31.2% and 25.0%; expected dividend yield of 1.6%, 1.6% and 2.2%; risk-free interest rate of 4.8%, 6.3% and 5.6%; and expected life of five, five and four years. The weighted average fair value of stock options granted during 2001, 2000 and 1999 was $17.76, $18.76 and $14.36 per option share, respectively.

10. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of changes in foreign currency translation adjustments, net unrealized gains on derivative contracts and net unrealized gains (losses) on marketable securities. The following table sets forth the changes in each component of Accumulated other comprehensive loss:

                               Foreign          Net Unrealized      Net Unrealized        Accumulated
                               Currency            Gains on        Gains (Losses) on         Other
                              Translation         Derivative          Marketable         Comprehensive
(In thousands)                Adjustments(1)       Contracts(2)       Securities              Loss
-------------------------     --------------    ---------------    -----------------     -------------

Balance January 1, 1999        $ (329,004)                 -                $    667        $ (328,337)
Period change                    (285,963)                 -                     815          (285,148)
                              --------------    ---------------    -----------------     -------------
Balance December 31, 1999        (614,967)                 -                   1,482          (613,485)
Period change                     (70,496)                 -                  11,422           (59,074)
                              --------------    ---------------    -----------------     -------------
Balance December 31, 2000        (685,463)                 -                  12,904          (672,559)
Period change                    (166,200)           $ 7,865                  (2,134)         (160,469)
                              --------------    ---------------    -----------------     -------------
Balance December 31, 2001      $ (851,663)           $ 7,865                $ 10,770        $ (833,028)
                              ==============    ===============    =================     =============

(1) Income taxes are generally not provided for foreign currency translation adjustments, as such adjustments relate to permanent investments in international subsidiaries.

(2) Deferred income tax provided for net unrealized gains on derivative contracts in 2001 was $1,000.

11. Income Taxes

The provision (benefit) for federal and foreign income taxes from continuing operations consisted of:

(In thousands)
Years Ended December 31,        2001             2000          1999
-------------------------------------------------------------------
Current:
   Federal                  ($96,805)        $321,484      $290,020
   Foreign                   412,438          292,798       419,992
                            ---------------------------------------
                             315,633          614,282       710,012

Deferred:
    Federal                  270,144         (836,883)   (1,399,709)
    Foreign                   (2,324)          22,601       (10,359)
                            ---------------------------------------
                             267,820         (814,282)   (1,410,068)
                            ---------------------------------------
                            $583,453        ($200,000)    ($700,056)
                            =======================================

   Net deferred tax assets from inclusive of valuation allowances for certain deferred tax assets were reflected on the Consolidated Balance Sheets at December 31 as follows:

(In thousands)                                2001              2000
--------------------------------------------------------------------
Net current deferred tax assets         $1,526,690        $2,595,662
Net noncurrent deferred tax assets       1,583,599           795,441
                                        ----------------------------
Net deferred tax assets                 $3,110,289        $3,391,103
                                        ============================

   Deferred income taxes are provided for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Deferred tax assets result principally from the recording of certain accruals and reserves, which currently are not deductible for tax purposes, as well as net operating loss carryforwards generated primarily from deductible payments associated with the Redux and Pondimin diet drug litigation. Deferred tax liabilities result principally from tax on earnings expected to be remitted to the United States and the use of accelerated depreciation for tax purposes.

   The components of the Company's deferred tax assets and liabilities at December 31 were as follows:

(In thousands)                                                    2001              2000
----------------------------------------------------------------------------------------
Deferred tax assets:
  Diet drug product litigation accruals                       $650,192        $2,857,951
  Product litigation and environmental
     liabilities and other accruals                            660,282           760,827
  Postretirement, pension and other employee benefits          536,676           592,709
  Net operating loss and other tax credit carryforwards      1,756,522             4,134
  Goodwill impairment                                           52,837            60,000
  Restructuring and product discontinuations                   113,638           129,143
  Inventory reserves                                           127,175            94,393
  Investments and advances                                      31,869            38,894
  Research and development costs                               554,521               -
  Intangibles                                                   58,538            51,568
  Other                                                         40,375            63,437
                                                            ----------------------------
Total deferred tax assets                                    4,582,625         4,653,056
                                                            ----------------------------
Deferred tax liabilities:
  Tax on earnings expected to be remitted to the U.S.         (700,000)         (700,000)
  Depreciation                                                (370,916)         (277,512)
  Pension benefits and other employee benefits                (140,004)          (54,751)
  Equity investments                                          (110,204)         (102,945)
  Other                                                       (101,630)          (75,592)
                                                            ----------------------------
Total deferred tax liabilities                              (1,422,754)       (1,210,800)
                                                            ----------------------------
Deferred tax asset valuation allowances                        (49,582)          (51,153)
                                                            ----------------------------
Net deferred tax assets                                     $3,110,289        $3,391,103
                                                            ============================

   Valuation allowances have been established for certain deferred tax assets related to environmental liabilities and other operating accruals as the Company determined that it was more likely than not that these benefits will not be realized. During 2001 and 2000, the valuation allowance decreased by $1.6 million and $100.3 million, respectively. The decrease of the valuation allowance in 2000 related to a reduction in net operating loss carryforwards as a result of the deconsolidation of Immunex (see Note 2).
   The Company has provided $700.0 million of federal income taxes on unremitted earnings from its international subsidiaries that may be remitted back to the United States. Federal income taxes were not provided on unremitted earnings expected to be permanently reinvested internationally. If federal income taxes were provided, they would approximate $380.0 million.
   Reconciliations between the Company's effective tax rate and the U.S. statutory rate from continuing operations, excluding the diet drug litigation charges in 2001, 2000 and 1999 (see Note 12), the effect of the termination fee in 2000 (see Note 3), gain on the sale of Immunex common stock in 2000

(see Note 2), goodwill impairment in 2000 (see Note 3) and special charges in 2000 and 1999 (see Note 3), were as follows:

Tax Rate
Years Ended December 31,                                       2001      2000      1999
----------------------------------------------------------------------------------------
U.S. statutory rate                                            35.0%     35.0%     35.0%
Effect of Puerto Rico and Ireland manufacturing operations     (9.1)     (8.6)     (9.0)
Research credits                                               (2.1)     (1.7)     (1.4)
Goodwill amortization                                           1.2       1.5       1.8
Other, net                                                     (0.9)     (0.7)      0.7
                                                               -------------------------
Effective tax rate from continuing operations                  24.1%     25.5%     27.1%
                                                               =========================

   Including the effect of the 2001 litigation charge (which had a 35.3% tax benefit), the overall effective tax rate from continuing operations in 2001 was 20.3%. Including the effect of the termination fee and the gain on the sale of Immunex common stock in 2000 (which had tax provisions of 35.0% and 31.4%, respectively), and the tax benefits associated with the 2000 litigation charge, goodwill impairment and special charges (with effective rates of 28.3%, 15.0% and 35.2%, respectively), the overall effective tax rate from continuing operations in 2000 was an 18.2% tax benefit. Including the effect of the 1999 litigation charge and special charge (which had 30.8% and 35.4% of tax benefits, respectively), the overall effective tax rate from continuing operations in 1999 was a 36.7% tax benefit. The difference in the tax benefits related to the 2000 and 1999 litigation charges versus the statutory rate of 35.0% was caused by provisions of $500.0 million and $200.0 million in 2000 and 1999, respectively, for additional federal income taxes, net of tax credits, that may be paid if the Company remits certain international earnings, taxed at a lower rate than in the United States, to the United States for diet drug litigation settlement payments.
   Total income tax payments, net of tax refunds, for continuing and discontinued operations in 2001, 2000 and 1999 amounted to $493.6 million, $1,038.3 million and $717.2 million, respectively.

12. Contingencies and Litigation Charges

The Company is involved in various legal proceedings, including product liability and environmental matters of a nature considered normal to its business (see Note 5 for discussion of environmental matters). It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.
   The Company has been named as a defendant in numerous legal actions relating to the diet drugs Pondimin (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen") or Redux, which the Company estimated were used in the United States, prior to their 1997 voluntary market withdrawal, by approximately 5.8 million people. These actions allege, among other things, that the use of Redux and/or Pondimin, independently or in combination with the prescription drug phentermine, caused certain serious conditions, including valvular heart disease.

   On October 7, 1999, the Company announced a nationwide, class action settlement (the settlement) to resolve litigation brought against the Company regarding the use of the diet drugs Redux or Pondimin. The settlement covers all claims arising out of the use of Redux or Pondimin, except for claims of primary pulmonary hypertension (PPH), and is open to all Redux or Pondimin users in the United States, regardless of whether they have lawsuits pending.
   On November 23, 1999, U.S. District Judge Louis C. Bechtle granted preliminary approval of the settlement and directed that notice of the settlement terms be provided to class members. The notice program began in December 1999. In early May 2000, the district court held a hearing on the fairness of the terms of the settlement, with an additional one-day hearing on August 10, 2000. On August 28, 2000, Judge Bechtle issued an order approving the settlement. Several appeals were taken from that order to the U.S. Court of Appeals for the Third Circuit. All but one of those appeals was withdrawn during 2001, and, on August 15, 2001, the Third Circuit affirmed the approval of the settlement. When no petitions to the U.S. Supreme Court for certiorari were filed by January 2, 2002, the settlement was deemed to have received final judicial approval on January 3, 2002.
   Payments by the Company related to the settlement are made into settlement Funds A and B (the settlement funds). Fund A is intended to cover refunds, medical screening costs, additional medical services and cash payments, education and research costs, and administration costs. Fund B will compensate claimants with significant heart valve disease. Payments to provide settlement benefits, if needed, may continue for approximately 16 years after final judicial approval. Payments to the settlement funds in 2001, 2000 and 1999 were $936.7 million, $383.0 million and $75.0 million, respectively.
   Diet drug users choosing to opt out of the settlement class were required to do so by March 30, 2000. The Company has resolved the claims of the majority of these initial opt outs and continues to resolve the claims of the remaining individuals.
   The settlement agreement also gives class members who participate in the settlement the opportunity to opt out of the settlement at two later stages, although there are restrictions on the nature of claims they can pursue outside of the settlement. Class members who are diagnosed with certain levels of valvular regurgitation within a specified time frame can opt out following their diagnosis and prior to receiving any further benefits under the settlement (intermediate opt outs). Class members who are diagnosed with certain levels of regurgitation and who elect to remain in the settlement, but who later develop a more severe valvular condition, may opt out at the time the more serious condition develops (back-end opt outs). Under either of these latter two opt out alternatives, class members may not seek or recover punitive damages, may sue only for the condition giving rise to the opt out right, and may not rely on verdicts, judgments or factual findings made in other lawsuits.
   On January 18, 2002, as collateral for the Company's financial obligations under the settlement, the Company established a security fund in the amount of $370.0 million and recorded such amount in Other assets including deferred taxes. The funds are owned by the Company and will earn interest income for the Company while residing in the security fund. The Company will be required to deposit an additional $180.0 million in the security fund if the Company's credit rating, as reported by both Moody's and S&P, falls below investment grade.
   The Company recorded an initial litigation charge of $4,750.0 million ($3,287.5 million after-tax or $2.51 per share-diluted), net of insurance, in connection with the Redux and Pondimin litigation in 1999, an additional charge of $7,500.0 million in 2000 ($5,375.0 million after-tax or $4.11 per share-diluted), and a third litigation charge of $950.0 million ($615.0 million after-tax or $0.46 per share-diluted) in the 2001 third quarter. The combination of these three charges represents the estimated total amount required to resolve all diet drug litigation, including anticipated funding requirements for the nationwide, class action settlement, anticipated costs to resolve the claims of any members of the settlement class who in the future may exercise an intermediate or back-end opt out right, costs to resolve the claims of PPH claimants and initial opt out claimants, and administrative and litigation expenses.
   At December 31, 2001, $1,857.7 million of the litigation accrual remained; $1,150.0 million and $707.7 million were included in Accrued expenses and Other noncurrent liabilities, respectively. At December 31, 2000, $8,165.6 million of the litigation accrual remained; $5,900.0 million and $2,265.6 million were included in Accrued expenses and Other noncurrent liabilities, respectively. Payments to the nationwide, class action settlement funds, individual settlement payments, legal fees and other items were $7,257.9 million, $3,966.8 million and $117.6 million for 2001, 2000 and 1999, respectively.
   The Company is self-insured against ordinary product liability risks and has liability coverage, in excess of certain limits and subject to certain policy ceilings, from various insurance carriers.
   In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations and cash flows in any one accounting period.
   The Company leases certain property and equipment for varying periods under operating leases. Future minimum rental payments under non-cancelable operating leases from continuing operations with terms in excess of one year in effect at December 31, 2001 are as follows:

          (In thousands)
          --------------------------------------------------------------
          2002                                                   $80,845
          2003                                                    74,312
          2004                                                    55,546
          2005                                                    50,214
          2006                                                    46,687
          Thereafter                                              35,289
                                                                --------
          Total rental commitments                              $342,893
                                                                ========

   Rental expense from continuing operations for all operating leases was $133.7 million, $128.2 million and $135.1 million in 2001, 2000 and 1999, respectively.

13. Company Data by Operating and Geographic Segment

The Company has three reportable segments: Pharmaceuticals, Consumer Health Care and Corporate. The Company's Pharmaceuticals and Consumer Health Care reportable segments are strategic business units that offer different products and services. The reportable segments are managed separately because they manufacture, distribute and sell distinct products and provide services, which require various technologies and marketing strategies. The Company is not dependent on any single customer or major group of customers for its net revenue (see Note 1).
   The Pharmaceuticals segment manufactures, distributes and sells branded and generic human ethical pharmaceuticals, biologicals, nutritionals, and animal biologicals and pharmaceuticals. Principal products include women's health care products, neuroscience therapies, cardiovascular products, infant nutritionals, gastroenterology drugs, anti-infectives, vaccines, biopharmaceuticals, oncology therapies, musculoskeletal therapies, hemophilia treatments and immunological products. Principal animal health products include vaccines, pharmaceuticals, endectocides and growth implants.
   The Consumer Health Care segment manufactures, distributes and sells over-the-counter health care products whose principal products include analgesics, cough/cold/allergy remedies, nutritional supplements, herbal products, and hemorrhoidal, antacid, asthma and other relief items.
   Corporate is responsible for the treasury, tax and legal operations of the Company's businesses and maintains and/or incurs certain assets, liabilities, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments.
   The accounting policies of the segments described above are the same as those described in "Summary of Significant Accounting Policies" in Note 1. The Company evaluates the performance of the Pharmaceuticals and Consumer Health Care reportable segments based on income from continuing operations before taxes which includes goodwill amortization, gains on the sales of non-corporate assets and certain other items. Corporate includes special charges, interest expense and interest income, gains on the sales of investments and other corporate assets, including the sale of Immunex common stock, the Warner-Lambert Company termination fee, certain litigation provisions, including the Redux and Pondimin litigation charges, goodwill impairment and other miscellaneous items.

Company Data by Operating Segment

(In millions)
Years Ended December 31,                                          2001          2000          1999
--------------------------------------------------------------------------------------------------
Net Revenue from Customers(1)
Pharmaceuticals                                             $ 11,716.5    $ 10,772.6    $  9,469.7
Consumer Health Care                                           2,412.0       2,441.1       2,345.4
                                                            --------------------------------------
Consolidated Total                                          $ 14,128.5    $ 13,213.7    $ 11,815.1
                                                            ======================================

Income (Loss) from Continuing Operations before Taxes(2)
Pharmaceuticals                                             $  3,503.5    $  2,919.5    $  2,538.6
Consumer Health Care                                             592.1         626.6         594.6
Corporate(3)                                                  (1,226.9)     (4,647.1)     (5,040.5)
                                                            --------------------------------------
Consolidated Total                                          $  2,868.7    $ (1,101.0)   $ (1,907.3)
                                                            ======================================

Depreciation and Amortization Expense
Pharmaceuticals                                             $    539.1    $    458.8    $    465.6
Consumer Health Care                                              53.1          61.0          57.3
Corporate                                                         15.5          15.2          18.3
                                                            --------------------------------------
Consolidated Total                                          $    607.7    $    535.0    $    541.2
                                                            ======================================

Expenditures for Long-Lived Assets
Pharmaceuticals                                             $  1,827.7    $  1,720.1    $  1,038.9
Consumer Health Care                                              67.8          38.4          66.8
Corporate                                                        178.0          55.0          31.4
                                                            --------------------------------------
Consolidated Total                                          $  2,073.5    $  1,813.5    $  1,137.1
                                                            ======================================

Total Assets at December 31,
Pharmaceuticals (4)                                         $ 13,820.3    $ 12,388.6    $ 11,101.4
Consumer Health Care                                           1,736.3       1,697.2       1,864.4
Net assets - discontinued business held for sale                    --            --       4,192.3
Corporate                                                      7,411.3       7,006.7       5,965.7
                                                            --------------------------------------
Consolidated Total                                          $ 22,967.9    $ 21,092.5    $ 23,123.8
                                                            ======================================


Company Data by Geographic Segment

(In millions)
Years Ended December 31,                                          2001          2000          1999
--------------------------------------------------------------------------------------------------
Net Revenue from Customers(1)(5)
United States                                               $  9,029.0    $  8,045.1    $  7,214.2
United Kingdom                                                   694.4         898.1         745.1
Other International                                            4,405.1       4,270.5       3,855.8
                                                            --------------------------------------
Consolidated Total                                          $ 14,128.5    $ 13,213.7    $ 11,815.1
                                                            ======================================

Long-Lived Assets at December 31,(5)
United States                                               $  7,583.4    $  6,228.8    $  6,379.7
Ireland                                                          652.7         386.2         326.8
Other International                                            2,482.6       2,688.6       2,498.0
                                                            --------------------------------------
Consolidated Total                                          $ 10,718.7    $  9,303.6    $  9,204.5
                                                            ======================================

(1) 2000 and 1999 were restated to reflect the early adoption of new authoritative accounting guidance as of January 1, 2001 reflecting certain rebates and sales incentives (i.e., coupons and other rebate programs) as reductions of revenues instead of selling and marketing expenses.

(2) Income (loss) from continuing operations before taxes included goodwill amortization for 2001, 2000 and 1999 as follows: Pharmaceuticals--$136.8, $147.8 and $154.3 and Consumer Health Care--$23.7, $31.8 and $32.7,
     respectively.

(3) 2001, 2000 and 1999 Corporate included litigation charges of $950.0, $7,500.0 and $4,750.0, respectively, relating to the litigation brought against the Company regarding the use of the diet drug products Redux or Pondimin. The charges provide for all anticipated payments in connection with the nationwide, class action settlement, anticipated costs to resolve the claims of any members of the settlement class who in the future may exercise an intermediate or back-end opt out right, costs to resolve the claims of PPH claimants and initial opt out claimants, and administrative and litigation expenses, net of insurance (see Note 12). The charges related to the Pharmaceuticals operating segment.

     2000 Corporate also included:

       o Income of $1,709.4 resulting from the receipt of a $1,800.0 termination fee provided for under the merger agreement with Warner-Lambert Company offset, in part, by certain related expenses (see Note 3).

       o Income of $2,061.2 relating to the Company selling a portion of its investment in Immunex common stock in a public equity offering with Immunex (see Note 2). The transaction related to the Pharmaceuticals operating segment.

       o Goodwill impairment of $401.0 related to the goodwill associated with generic pharmaceuticals and the Solgar consumer health care product line. The charge related to the operating segments as follows:
          Pharmaceuticals--$231.0 and Consumer Health Care--$170.0 (see Note 3).

       o A special charge of $80.0 related to the voluntary ceasing of production and subsequent market withdrawal of products containing PPA (see Note 3). The charge related to the Consumer Health Care operating segment.

       o A special charge of $267.0 related to costs associated with certain product discontinuations (see Note 3). The charge related to the Pharmaceuticals operating segment.

     1999 Corporate also included a special charge of $82.0 related to the suspension of shipments and the voluntary market withdrawal of RotaShield, the Company's rotavirus vaccine (see Note 3). The charge related to the Pharmaceuticals operating segment.

(4) 2001 and 2000 included an equity investment in Immunex of $845.4 and $759.2, respectively. Immunex was a consolidated subsidiary in 1999.

(5) Other than the United States and the United Kingdom, no other country in which the Company operates had net revenue of 5% or more of the respective consolidated total. Other than the United States and Ireland, no country in which the Company operates had long-lived assets of 5% or more of the respective consolidated total. The basis for attributing net revenue to geographic areas is the location of the customer. Long-lived assets consist of property, plant and equipment, goodwill and other intangibles, and other assets, excluding deferred taxes, net investments in equity companies and other investments.

14. Subsequent Events

The following events / transactions took place subsequent to the filing of the Company's 2001 Form 10-K on March 29, 2002. These additional disclosures are required in this Annual Report on Form 10-K/A filing as the audit opinion of PricewaterhouseCoopers LLP contained herein is dated subsequent to March 29, 2002.

Acquisition of Immunex by Amgen
Prior to July 15, 2002, the Company was the beneficial owner of 223,378,088 shares of common stock of Immunex. On July 15, 2002, Amgen completed its acquisition of Immunex. Under the terms of the acquisition agreement, each share of Immunex common stock was exchanged for 0.44 shares of Amgen common stock and $4.50 in cash. Accordingly, the Company received 98,286,358 shares of Amgen common stock (representing approximately 7.7% of Amgen's outstanding common stock) and $1,005.2 million in cash in exchange for all of its shares of Immunex common stock, which had a book value of $867.7 million at July 15, 2002. The Company has valued its shares of Amgen common stock at $2,500.1 million, which is based on the quoted market price in effect as of July 15, 2002 reduced by an overall discount of approximately 18%. The discount rate was based on valuations provided by independent valuation consultants in light of the various restrictions on the stock's marketability referred to below.

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

On December 9, 2002 the Company filed a Current Report on Form 8-K to disclose the sale of a significant amount of its Amgen common stock holdings. Following the expiration of the 90-day lock-up period, during which the Company had agreed to not sell any of its shares of Amgen common stock, the Company commenced selling its shares of Amgen common stock, and in the fourth quarter, obtained the consent of Amgen to exceed the sale limitation for such quarter. As of December 9, 2002 the Company has sold 48,750,000 shares of Amgen common stock generating gross proceeds of $2,300.0 million. As of December 9, 2002 the Company's remaining shares of Amgen common stock total 49,536,358.

The Company and Amgen continue to co-promote Enbrel in the United States and Canada with the Company having exclusive international rights to Enbrel. The financial aspects of the existing licensing and marketing rights to Enbrel remain unchanged.

Contingencies and Litigation Settlement
On July 9, 2002, findings from the Women's Health Initiative (WHI) study evaluating hormone replacement therapy were released and the subset of the study involving use of the Company's Prempro product was stopped early. This subset was stopped early because, according to the predefined stopping rule, the increased risk of breast cancer and cardiovascular events exceeded the specified long-term benefits. Since that announcement, the Company has been named in eleven putative class action lawsuits. Three of the eleven putative class actions seek to represent a nationwide class of all women who have ever purchased or ingested Prempro and seek, on behalf of the class, purchase price refunds, personal injury damages, medical monitoring expenses and an order requiring the Company to inform the public of the reported risks of Prempro. Five putative class actions each seek to represent a statewide class of women who have ingested the drug and seek purchase price refunds and medical monitoring expenses. The remaining three putative class actions have been voluntarily dismissed. An additional nine cases claiming personal injury damages have been filed on behalf of allegedly injured individuals. The Company expects that additional Prempro cases may be filed in the future. At this time, the Company is unable to determine any possible range of loss relating to the Prempro litigation and has not established any reserve with respect to any such litigation, but expects to incur costs in connection with the defense of the Prempro litigation. The Company believes it has meritorious defenses against these claims and intends to vigorously defend any Prempro litigation.

The nationwide class action settlement to resolve litigation brought against the Company regarding use of the diet drugs Pondimin (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen") or Redux received final judicial approval effective January 3, 2002. The Company recorded an initial litigation charge of $4,750.0 million, net of insurance, in connection with the Redux and Pondimin litigation in 1999, an additional charge of $7,500.0 million in 2000, a third litigation charge of $950.0 million in the 2001 third quarter and a fourth charge of $1,400.0 million in the 2002 third quarter. The principal reason for the charge taken in the 2002 third quarter was that the volume and size of the claims filed in the nationwide diet drug settlement were greater than anticipated.

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

Report of Independent Accountants

To the Board of Directors and Stockholders of Wyeth:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Wyeth and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2000 and for each of the two years in the period ended December 31, 2000 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those statements in their report dated January 24, 2002.

As discussed above, the financial statements of Wyeth as of December 31, 2000, and for each of the two years in the period ended December 31, 2000, were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 1. In our opinion, the transitional disclosures for 2000 and 1999 in
Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2000 or 1999 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2000 or 1999 financial statements taken as a whole.



PricewaterhouseCoopers LLP
Florham Park, NJ
November 26, 2002,
except for paragraph 5 of Note 14
which is as of December 9, 2002

The following is a copy of a report issued by Arthur Andersen LLP and included in the 2001 Form 10-K report filed on March 29, 2002. This report has not been reissued by Arthur Andersen LLP and Arthur Andersen LLP has not consented to its use in this Annual Report on Form 10-K/A.



To the Board of Directors and Stockholders of Wyeth:
   We have audited the accompanying consolidated balance sheets of Wyeth (formerly American Home Products Corporation--a Delaware corporation) and subsidiaries as of December 31, 2001* and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001*. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wyeth and subsidiaries as of December 31, 2001* and 2000, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2001* in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP
New York, New York
January 24, 2002


* Subsequent to the date of this report, the consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended were audited by PricewaterhouseCoopers LLP whose report appears on page 63 of this Annual Report on Form 10-K/A.

Quarterly Financial Data (Unaudited)

                                                   First Quarter   Second Quarter   Third Quarter   Fourth Quarter
(In thousands except per share amounts)                     2001             2001            2001             2001
------------------------------------------------------------------------------------------------------------------
Net revenue                                          $ 3,449,176      $ 3,216,420     $ 3,736,250      $ 3,726,668
Gross profit                                           2,650,573        2,425,379       2,856,328        2,807,458
Income from continuing operations (1)                    733,554          476,996         252,072          822,672
Diluted earnings per share from
   continuing operations (1)                                0.55             0.36            0.19             0.62
Net income (1)                                           733,554          476,996         252,072          822,672

                                                   First Quarter   Second Quarter   Third Quarter   Fourth Quarter
(In thousands except per share amounts)                     2000             2000            2000             2000
------------------------------------------------------------------------------------------------------------------
Net revenue (2)                                      $ 3,195,852      $ 3,026,215     $ 3,503,605      $ 3,487,999
Gross profit (2)                                       2,413,860        2,255,173       2,658,346        2,616,874
Income (loss) from continuing operations (1)(3)        1,746,009          412,734         762,100       (3,821,883)
Diluted earnings (loss) per share from
   continuing operations (1)(3)(4)                          1.32             0.31            0.58            (2.91)
Net income (loss) (1)(3)(5)                              276,362          412,734         762,100       (3,821,883)

(1) Third Quarter 2001 and Fourth Quarter 2000 included litigation charges of $615,000 after-tax and $0.46 per share-diluted and $5,375,000 after-tax and $4.10 per share-diluted, respectively, in connection with litigation brought against the Company regarding the use of the diet drugs Redux or Pondimin.

     Fourth Quarter 2000 also included:

      o Income of $1,414,859 after-tax and $1.08 per share-diluted related to the Company selling a portion of its investment in Immunex common stock in a public equity offering with Immunex.

      o Goodwill impairment of $341,000 after-tax and $0.26 per share-diluted related to the goodwill associated with generic pharmaceuticals and the Solgar consumer health care product line.

      o A special charge of $52,000 after-tax and $0.04 per share-diluted related to the voluntary ceasing of production and subsequent voluntary market withdrawal of products containing PPA.

      o A special charge of $173,000 after-tax and $0.13 per share-diluted related to costs associated with certain product discontinuations.

(2) First, Second, Third and Fourth Quarters 2000 were restated to reflect the early adoption of new authoritative accounting guidance as of January 1, 2001 reflecting certain rebates and sales incentives (i.e., coupons and other rebate programs) as reductions of revenues instead of selling and marketing expenses.

(3) First Quarter 2000 included income of $1,111,097 after-tax and $0.84 per share-diluted resulting from the receipt of a $1,800,000 termination fee provided for under the merger agreement with Warner-Lambert Company offset, in part, by certain related expenses.

(4) The weighted average common shares outstanding for diluted loss per share for the Fourth Quarter 2000 did not include common stock equivalents, as the effect would have been antidilutive. In addition, the sum of the 2000 diluted earnings (loss) per share from continuing operations did not equal the full year 2000 diluted loss per share from continuing operations for the same reason.

(5) As of the 2000 First Quarter, the Company reflected the Cyanamid Agricultural Products business, which was sold on June 30, 2000, as a discontinued operation and recorded a loss on disposal of such business of $1,572,993, net of tax charges of $855,248.

Report of Independent Accountants

To the Board of Directors and Stockholders of Wyeth:

Our audit of the consolidated financial statements referred to in our report dated November 26, 2002, except for paragraph 5 of Note 14 which is as of December 9, 2002, appearing in this Annual Report on Form 10-K/A of Wyeth also included an audit of the financial statement schedule listed in Item 15(a)2 of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The 2000 and 1999 financial statement schedule information of the Company was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated January 24, 2002.


PricewaterhouseCoopers LLP
Florham Park, NJ
November 26, 2002


The following is a copy of a report issued by Arthur Andersen LLP and included in the 2001 Form 10-K report filed on March 29, 2002. This report has not been reissued by Arthur Andersen LLP and Arthur Andersen LLP has not consented to its use in this Annual Report on Form 10-K/A.

To the Board of Directors and Stockholders of Wyeth:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Wyeth's (formerly American Home Products Corporation - a Delaware Corporation) Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule* listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule* has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP
New York, New York
January 24, 2002


   * Subsequent to the date of this report, the 2001 financial statement schedule information was audited by PricewaterhouseCoopers LLP whose report appears above.

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

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WYETH
                                      -----
                                  (Registrant)


December 23, 2002                      By /S/  Kenneth J. Martin
                                          -------------------------
                                               Kenneth J. Martin
                                               Executive Vice President
                                               and Chief Financial Officer

                                 Certifications
                                 --------------

I, Robert Essner, certify that:

     1.   I have reviewed this Annual Report on Form 10-K/A of Wyeth;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.




Dated:  December 23, 2002                By /s/    Robert Essner
                                           -----------------------------
                                                   Robert Essner
                                           President and Chief Executive
                                                      Officer

                                 Certifications
                                 --------------

I, Kenneth J. Martin, certify that:

     1.   I have reviewed this Annual Report on Form 10-K/A of Wyeth;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report.



Dated:  December 23, 2002                By /s/  Kenneth J. Martin
                                            ---------------------------
                                                 Kenneth J. Martin
                                              Executive Vice President
                                            and Chief Financial Officer

                                  Exhibit Index
                                  -------------


     Exhibit No.  Description
     -----------  -----------

       (23.2) Consent of Independent Accountants, PricewaterhouseCoopers LLP, relating to their report dated November 26, 2002, except for paragraph 5 of
                  Note 14 which is as of December 9, 2002, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339), Form
                  S-4 (File No. 333-59642) and on Form S-8 (File Nos. 2-96127, 33-24068, 33-41434, 33-53733, 33-55449,
                  33-45970, 33-14458, 33-50149, 33-55456, 333-15509,
                  333-76939, 333-67008, 333-64154 and 333-59668) by
                  reference to the Form 10-K/A of the Company filed for the year ended December 31, 2001.


       (99.4) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (99.5) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.