Form 10-K
period 2002-12-31
WYETH
filed 2003-03-31
CIK 5187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                             Commission file number
    December 31, 2002                                         1-1225
    -----------------                                         ------

                                      Wyeth
                                      -----
             (Exact name of registrant as specified in its charter)

              Delaware                                    13-2526821
-----------------------------------------     ----------------------------------
    (State or other jurisdiction of            (I.R.S. Employer Identification
     incorporation or organization)                          Number)

    Five Giralda Farms, Madison, NJ                        07940-0874
-----------------------------------------     ----------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including
area code                                               (973) 660-5000
                                                        --------------

Securities registered pursuant to
Section 12(b) of the Act:

                                                    Name of each exchange on
            Title of each class                         which registered
-----------------------------------------     ----------------------------------
$2 Convertible Preferred Stock, $2.50               New York Stock Exchange
par value
-----------------------------------------     ----------------------------------
Common Stock, $0.33 - 1/3 par value
  (including Preferred Stock Purchase               New York Stock Exchange
   Rights)
-----------------------------------------     ----------------------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes X          No
                                     -----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Aggregate market value at June 30, 2002                     $67,830,556,262

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                                                            March 3, 2003
                                                            -------------

Common Stock, $0.33 - 1/3 par value                         1,326,558,410

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

(1) 2002 Annual Report to Stockholders - In Parts I, II and IV
--------------------------------------------------------------
(2) Proxy Statement filed on March 18, 2003 - In Part III
---------------------------------------------------------

                                     PART I
                                     ------

ITEM 1.     BUSINESS
            --------

            General
            -------

            Unless stated to the contrary, or unless the context otherwise requires, references to the Company in this report include Wyeth and subsidiaries.

            Wyeth, a Delaware corporation (the "Company") organized in 1926, which on March 11, 2002 changed its name from American Home Products Corporation, is currently engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in two primary businesses: Pharmaceuticals and Consumer Healthcare. Pharmaceuticals include branded human ethical pharmaceuticals, biologicals, nutritionals, and animal biologicals and pharmaceuticals. Principal products include women's health care products, neuroscience therapies, cardiovascular products, nutritionals, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments and immunological products. Principal animal health products include vaccines, pharmaceuticals, endectocides and growth implants. Consumer Healthcare products include analgesics, cough/cold/allergy remedies, nutritional supplements, lip balm, and hemorrhoidal, antacid, asthma and other relief items sold over-the-counter.

            Prior to July 15, 2002, the Company was the beneficial owner of 223,378,088 shares of common stock of Immunex Corporation ("Immunex"). On July 15, 2002, Amgen Inc. ("Amgen") completed its acquisition of Immunex in a merger transaction. Under the terms of the acquisition agreement, each share of Immunex common stock was exchanged for 0.44 shares of Amgen common stock and $4.50 in cash. Accordingly, the Company received 98,286,358 shares of Amgen common stock (representing approximately 7.7% of Amgen's outstanding common stock) and $1.005 billion in cash in exchange for all of its shares of Immunex common stock. The Company began selling its Amgen shares in the 2002 fourth quarter and completed the sales of all such shares as of January 21, 2003 for aggregate net proceeds of $4.831 billion. The Company and Amgen continue to co-promote ENBREL in the United States and Canada with the Company having exclusive international rights to ENBREL. The financial aspects of the existing licensing and marketing rights to ENBREL remain unchanged.

            In October 2000, the Company had increased its ownership in Immunex (subsequently acquired by Amgen) from approximately 53% to approximately 55% by converting a $450 million convertible subordinated note into 15,544,041 newly issued shares of common stock of Immunex. In November 2000, through a public equity offering, the Company sold 60.5 million shares of Immunex common stock. Proceeds to the Company were approximately $2.405 billion resulting in a pre-tax gain on the sale of $2.061 billion. The public equity offering reduced the Company's ownership in Immunex, at that time, from approximately 55% to approximately 41%, which represented the ownership at December 31, 2000. As a result of the reduction in ownership below 50%, the Company included the financial results of Immunex on an equity basis retroactive to January 1, 2000.

            On June 30, 2000, the Company completed the sale of its Cyanamid Agricultural Products business, a manufacturer, distributor, and seller of crop protection and pest control products worldwide, to BASF Aktiengesellschaft ("BASF") for $3.8 billion in cash and the assumption of certain debt. The Company recorded an after-tax loss on the sale of this business and reflected this business as a discontinued operation in the 2000 first quarter. The loss on the sale was determined based on the difference in the book value of the net assets sold compared with the price received for these net assets. The sale of the Cyanamid Agricultural Products business produced a gain for tax purposes and a loss for book purposes, as the Company did not get a step-up in cost basis for tax purposes. This divergence, primarily caused by goodwill, was included in the basis for book purposes but was not included in the basis for tax purposes. The lower tax basis created a taxable gain that required a tax provision of approximately $855.2 million. This tax provision was combined with the pre-tax book loss of approximately $717.8 million for a total after-tax loss on the sale of the business of $1,573.0 million.

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

            Additional information relating to Immunex/Amgen common stock transactions and the Cyanamid Agricultural Products business disposition is set forth in Note 2 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders and is incorporated herein by reference. Also included in Note 2 are descriptions of the 2002 first quarter sale of the Company's Rhode Island facility to Immunex (subsequently acquired by Amgen) and the 2002 fourth quarter sale of the Company's generic human injectables product line to Baxter Healthcare Corporation.

            Reportable Segments
            -------------------

            Financial information, by reportable segment, for each of the three years ended December 31, 2002 is set forth in Note 15 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders and is incorporated herein by reference.

            The Company has three reportable segments: Pharmaceuticals, Consumer Healthcare, and Corporate. The Company's Pharmaceuticals and Consumer Healthcare reportable segments are strategic business units that offer different products and services. The reportable segments are managed separately because they manufacture, distribute and sell distinct products and provide services, which require various technologies and marketing strategies. The Company sells its diversified line of products to wholesalers, pharmacies, hospitals, physicians, retailers and other health care institutions located in various markets in more than 140 countries throughout the world. Wholesale distributors and large retail establishments account for a large portion of the Company's trade receivables and consolidated net revenue, especially in the United States. The Company's top three customers in the United States accounted for 25% of the Company's consolidated net revenue in 2002, as is typical in the pharmaceutical industry. In light of this concentration, the Company continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The product designations appearing in differentiated type herein are trademarks.

            PHARMACEUTICALS SEGMENT

            The Pharmaceuticals segment manufactures, distributes, and sells branded human ethical pharmaceuticals, biologicals, nutritionals, and animal biologicals and pharmaceuticals. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers, veterinarians, and other human and animal health care institutions. Some of these sales are made to large buying groups representing certain of these customers. Principal product categories for human use and their respective products are: women's health care products including PREMARIN, PREMPRO, PREMPHASE, and TRIPHASIL (marketed as TRINORDIOL internationally); neuroscience therapies including ATIVAN, EFFEXOR (marketed as EFEXOR internationally) and EFFEXOR XR; cardiovascular products including ALTACE and INDERAL: nutritionals including S26, 2ND AGE PROMIL and 3RD AGE PROGRESS (international markets only); gastroenterology drugs including ZOTON (international markets only) and PROTONIX (U.S. market only); anti-infectives including MINOCIN and ZOSYN (marketed as TAZOCIN internationally); vaccines including PREVNAR (marketed as PREVENAR internationally); oncology therapies; musculoskeletal therapies including ENBREL (which, under an agreement, is co-promoted by Wyeth and Amgen in the United States and Canada with Wyeth having exclusive international rights to the product) and SYNVISC; hemophilia treatments including BENEFIX Coagulation Factor IX (Recombinant) and REFACTO albumin-free formulated Factor VIII (Recombinant); and immunological products including RAPAMUNE. Principal animal health product categories include pharmaceuticals, vaccines including WEST NILE - INNOVATOR and endectocides including CYDECTIN, and growth implants. The Company manufactures these products in the United States and Puerto Rico, and in 18 foreign countries.

            Accounting for more than 10% of consolidated net revenue in 2002, 2001 and 2000, were sales of women's health care products totaling $2.5 billion, $2.8 billion and $2.7 billion, respectively, which includes sales of the PREMARIN family of products of $1.9 billion, $2.1 billion and $1.9 billion, respectively. In addition, aggregate sales of the EFFEXOR family of products of $2.1 billion and $1.5 billion accounted for more than 10% of consolidated net revenue in 2002 and 2001, respectively. Except as noted above, no other single pharmaceutical product or category of products accounted for more than 10% of consolidated net revenue in 2002, 2001 or 2000.

            CONSUMER HEALTHCARE SEGMENT

            The Consumer Healthcare segment manufactures, distributes and sells over-the-counter health care products. Principal consumer healthcare product categories and their respective products are: analgesics including ADVIL; cough/cold/allergy remedies including ALAVERT, ROBITUSSIN and DIMETAPP; nutritional supplements including CENTRUM products, CALTRATE and SOLGAR products; hemorrhoidal, antacid, asthma and other relief items including CHAP STICK. These products are generally sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising. These products are manufactured in the United States and Puerto Rico, and in 11 foreign countries.

            No single consumer healthcare product or category of products accounted for more than 10% of consolidated net revenue in 2002, 2001 or 2000.

            CORPORATE SEGMENT

            Corporate is responsible for the treasury, tax and legal operations of the Company's businesses and maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments. These items include interest expense and interest income, gains on the sales of investments and other corporate assets, other miscellaneous items, and unusual items, including: gains relating to Immunex/Amgen common stock transactions, the Warner-Lambert Company termination fee, certain litigation provisions, including the REDUX and PONDIMIN litigation charges, goodwill impairments, if any and any special charges. See
            Note 15 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders for corporate segment information as well as additional disclosure relating to the unusual items listed above.

            Sources and Availability of Raw Materials
            -----------------------------------------

            Generally, raw materials and packaging supplies are purchased in the open market from various outside vendors. The loss of any one source of supply would not have a material adverse effect on the Company's future results of operations. However, finished dosage forms of SYNVISC and PROTONIX are in each case produced by a single third-party manufacturer, and raw materials for ZOTON, ZOSYN and oral contraceptives are sourced from sole third-party suppliers.

            Patents and Trademarks
            ----------------------

            Patent protection is, in the aggregate, considered to be of material importance to the Company's marketing of pharmaceutical products in the United States and in most major foreign markets. Patents may cover products, formulations, processes for, or intermediates useful in, the manufacture of products, or the uses of products. The Company owns, has applied for, or is licensed under, a large number of patents, both in the United States and other countries. Protection for individual products extends for varying periods in accordance with the date of grant and the legal life of patents in countries in which patents are granted. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope of coverage, and the availability of legal remedies in the country. There is no assurance that the patents the Company is seeking will be granted or that the patents the Company has been granted would be found valid if challenged. Moreover, patents relating to particular products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or from marketing alternative products or formulations that might successfully compete with our patented products.

            Patent portfolios developed for products introduced by the Company normally provide market exclusivity. The Company considers patent protection for certain products, processes, and uses to be important to its operations. For many of its products, in addition to compound patent protection, the Company holds other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the compound patent. Patents are in effect for the following major products in the United States. SYNVISC, a visco supplementation for treatment of osteoarthritis of the knee, has patent protection until at least 2010. The anti-infective ZOSYN has patent protection until at least 2007. ENBREL (which, under an agreement, is co-promoted by Wyeth and Amgen in the United States and Canada with Wyeth having exclusive international rights to the product) has patent protection until at least 2014. The anti-depressant EFFEXOR and EFFEXOR XR have patent protection until at least 2008 (Refer herein for discussion of Abbreviated New Drug Application ("ANDA") filing being submitted by a generic competitor relating to EFFEXOR XR). PREMPRO, a combination estrogen and progestin product, has patent protection until at least 2015. BENEFIX Coagulation Factor IX (Recombinant), a blood-clotting factor for hemophilia B, has patent protection until at least 2011. REFACTO, a recombinant Factor VIII product without human serum albumin, has patent protection until at least 2010. PREVNAR, the Company's seven-valent pneumococcal conjugate vaccine has patent protection until at least 2004 and patent extension under the Hatch-Waxman Act has been applied for, which would extend exclusivity until 2007. PROTONIX, the Company's product for the short-term treatment of erosive esophagitis, is expected to have patent protection until 2010, based on a pending Hatch-Waxman application.

            The Company has other patent rights covering additional products that have smaller net revenues. Patents on some of its newest products and late-stage product candidates could become significant to the Company's business in the future.

            While the expiration of a product patent normally results in a loss of market exclusivity for the covered product, commercial benefits may continue to be derived from: later-expiring patents on processes and intermediates (for example, those related to economical methods of manufacture of the active ingredient of such product), patents relating to the use of products, patents relating to novel compositions and formulations; manufacturing trade secrets; trademark use; and marketing exclusivity that may be available under pharmaceutical regulatory laws. The effect of product patent expiration also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

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

            Outside the United States, the standard of intellectual property protection for pharmaceuticals varies widely. While many countries have reasonably strong patent laws, other countries currently provide little or no effective protection for inventions or other intellectual property rights. Under the Trade-Related Aspects of Intellectual Property Agreement ("TRIPs") administered by the World Trade Organization ("WTO"), over 140 countries have now agreed to provide non-discriminatory protection for most pharmaceutical inventions and to assure that adequate and effective rights are available to all patent owners. However, in many countries, this agreement will not become fully effective for many years. It is possible that changes to this agreement will be made in the future that will diminish or further delay its implementation in developing countries. It is too soon to assess how much, if at all, the Company will benefit commercially from these changes.

            The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as "Hatch-Waxman," made a complex set of changes to both patent and new-drug-approval laws in the United States. Before Hatch-Waxman, no drug could be approved without providing the U.S. Food and Drug Administration ("FDA") complete safety and efficacy studies, i.e., a complete New Drug Application ("NDA"). Hatch-Waxman authorizes the FDA to approve generic versions of innovative medicines without such information by filing an ANDA. In an ANDA, the generic manufacturer must demonstrate only pharmaceutical equivalence and bioequivalence between the generic version and the NDA-approved drug - not safety and efficacy. Absent a successful patent challenge, the FDA cannot approve an ANDA until after the innovator's patents expire. However, after the innovator has marketed its product for four years, a generic manufacturer may file an ANDA alleging that one or more of the patents listed in the innovator's NDA are invalid or not infringed. This allegation is commonly known as a "Paragraph IV certification." The innovator must then file suit against the generic manufacturer to protect its patents. If one or more of the NDA-listed patents are successfully challenged, the first filer of a Paragraph IV certification may be entitled to a 180-day period of market exclusivity over all other generic manufacturers. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, and the Company expects this trend to continue. Proposals have been introduced in Congress to amend various aspects of Hatch-Waxman. In general, the proposals appear to be principally designed to encourage more Paragraph IV challenges to innovator patents. The Company cannot predict whether any changes will be made to Hatch-Waxman or what impact they would have on its business.

            The Company has filed a suit against Teva Pharmaceuticals, USA ("Teva") alleging that the filing of an ANDA by Teva seeking FDA approval to market 37.5 mg, 75 mg and 150 mg Venlafaxine HCl Extended-Release Capsules infringes certain of the Company's patents. Venlafaxine is the generic name for EFFEXOR XR. This matter is more fully described in Item 3. Legal Proceedings, which discussion is incorporated herein by reference.

            Aventis Pharma Deutchland ("Aventis") and King Pharmaceuticals, Inc. ("King") have filed suit against Cobalt Pharmaceuticals ("Cobalt"). The complaint relates to allegations that the filing of an ANDA by Cobalt seeking FDA approval to market generic 1.25 mg, 2.5 mg, 5 mg, and 10 mg ramipril capsules infringes an Aventis patent. The Company co-promotes ALTACE (ramipril) together with King. This matter is more fully described in Item 3. Legal Proceedings, which discussion is incorporated herein by reference.

            Sales in the consumer healthcare business are largely supported by the Company's trademarks and brand names. These trademarks and brand names are a significant part of the Company's business and in some countries have a perpetual life as long as they remain in use. In some other countries, trademark protection continues as long as registered. Registration is for a fixed term and can be renewed indefinitely. In the aggregate the value of these trademarks and brand names are important to the Company's operations.

            Seasonality
            -----------

            Sales of consumer healthcare products are affected by seasonal demand for cough/cold products and, as a result, second quarter results for consumer healthcare products tend to be lower than results in other quarters.

            Competition
            -----------

            PHARMACEUTICALS SEGMENT

            The Company operates in the highly competitive pharmaceutical industry, which includes the human ethical pharmaceutical and animal health businesses. Within these businesses, the Company has many major multinational competitors and numerous smaller domestic and foreign competitors. Based on net revenue, the Company believes it ranks within the top 10 competitors within both the global human ethical pharmaceutical and global animal health industries.

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

            PREMARIN, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products PREMPRO and PREMPHASE (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate) are the leaders in their categories and contribute significantly to net revenue and results of operations. PREMARIN's natural composition is not subject to patent protection (although PREMPRO has patent protection). The principal uses of PREMARIN, PREMPRO and PREMPHASE are to manage the symptoms of menopause and to prevent osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms, and several of these products also have an approved indication for the prevention of osteoporosis. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. New products containing different estrogens and/or different progestins than those found in PREMPRO and PREMPHASE, utilizing various forms of delivery and having one or more of the same indications also have been introduced. Some companies have attempted to obtain approval for generic versions of PREMARIN.
            These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the FDA announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. At least one other company has announced that it is in the process of developing a generic version of PREMARIN from the same natural source, and the Company currently cannot predict the timing or outcome of these or any other efforts.

            The Company continues to experience inconsistent results on dissolution testing of certain dosage forms of PREMARIN and is working with the FDA to resolve this issue. Until this issue is resolved, supply shortages of one or more dosage strengths may continue to occur. Although these shortages may adversely affect PREMARIN sales in one or more accounting periods, the Company believes that, as a result of current inventory levels and the Company's enhanced process controls, testing protocols and the ongoing formulation improvement project, as well as reduced demand, overall PREMARIN family sales will not be significantly impacted by the dissolution issues.

            The marketing exclusivity for CORDARONE I.V. ended on October 11, 2002, and, accordingly, sales of CORDARONE I.V. materially decreased due to the subsequent introduction of several generic products, several of which have been approved by the FDA. CORDARONE I.V. had net sales of $265 million during the year ended December 31, 2002.

            Market demand for ENBREL is strong; however the sales growth had been constrained by limits on the existing source of supply. In December 2002, the retrofitted Rhode Island facility owned by Amgen was completed and manufacturing production was approved by the FDA. Consequently, manufacturing capacity for ENBREL has since increased significantly. Market demand is expected to continue to grow and additional manufacturing supply is projected to be required. In April 2002, Immunex (prior to being acquired by Amgen) announced it entered into a manufacturing agreement with Genentech, Inc. to produce ENBREL beginning in 2004, subject to FDA approval. The current plan for the longer term includes an additional manufacturing facility, which is being constructed by the Company in Ireland and expansion of the Rhode Island facility, both of which are expected to be completed during 2005.

            Sales of PREVNAR have been affected by manufacturing related constraints on product availability. The Company is continuing to implement manufacturing improvements and has allocated additional personnel and equipment to increase the production of PREVNAR. Additional manufacturing capacity, principally in fill/finish capacity, will also become available in 2003 and beyond. While the Company's efforts are expected to significantly increase the available supply for the market in 2003; the manufacturing processes for this product are very complex, and there can be no assurance that unanticipated manufacturing-related difficulties will not constrain PREVNAR sales in 2003 or beyond.

            Refer to "Patents and Trademarks" section, herein for discussion of ANDA filings being submitted by generic competitors relating to EFFEXOR XR and ALTACE.

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

            CONSUMER HEALTHCARE SEGMENT

            The consumer healthcare business has many competitors. Based on net sales, the Company believes it ranks within the top five competitors within the global consumer healthcare industry. The Company's competitive position is affected by several factors including resources available to develop, enhance and promote products, customer acceptance, product quality, development of alternative therapies by competitors, growth of generic and store brands, and scientific and technological advances.

            GENERAL

            In all business segments, advertising and promotional expenditures are significant costs to the Company and are necessary to effectively communicate information concerning the Company's products to health professionals, the trade and consumers.

            Research and Development
            ------------------------

            Worldwide research and development activities are focused on discovering, developing and bringing to market new products to treat and/or prevent some of the most serious health care problems. During 2002, several major collaborative research and development arrangements were initiated or continued with other pharmaceutical and biotechnology companies. Research and development expenditures totaled approximately $2.080 billion in 2002, $1.870 billion in 2001 and $1.688 billion in 2000 with approximately 95%, 96% and 96% of these expenditures in the pharmaceutical area in 2002, 2001 and 2000, respectively.

            At December 31, 2002, the Company's significant new product opportunities included 4 New Drug Applications, one preliminary market approval application and one biologics license application filed with the FDA for review, and 61 active Investigational New Drug Applications. Additionally, the Company has filed 9 Supplemental Drug Applications seeking approval for significant new uses of existing products.

            During 2002, FDA approval was granted for PROTONIX Delayed-Release tablets for the long-term treatment of pathological hypersecretory conditions, including Zollinger-Ellison Syndrome. Also during 2002, the European Commission approved INDUCTOS (rhBMP-2/ACS) (which, under an agreement, is co-developed and promoted by Wyeth and Yamanouchi Europe, B.V.), which consists of a unique recombinant protein that stimulates bone growth to facilitate the healing of long-bone fractures requiring open surgical management. The European Commission also approved ENBREL for the treatment of psoriatic arthritis in December 2002. In February 2003, FDA approval was granted for EFFEXOR XR for the treatment of patients with social anxiety disorder and in March 2003 a new lower dose form of PREMPRO was approved for postmenopausal symptomatic women. Additionally, in December 2002, the FDA approved ALAVERT, the first over-the-counter non-sedating antihistamine competitor to Claritin(R).

            In November 2002, the Orthopedic and Rehabilitation Panel of the FDA Medical Devices Advisory Committee recommended that the FDA approve rhBMP-2, to be applied to an absorbable collagen sponge ("ACS") to treat open long-bone fractures. In addition, the FDA's Vaccines and Related Biological Products Advisory Committee recommended that the FDA approve FLUMIST to prevent influenza in healthy children, adolescents and adults ages 5 through 49.

            Regulation
            ----------

            The Company's various health care products are subject to regulation by government agencies throughout the world. The primary emphasis of these regulatory requirements is to assure the safety and effectiveness of the Company's products. In the United States, the FDA, under the Federal Food, Drug, and Cosmetic Act and the Public Health Service Act, regulates many of the Company's health care products, including human and animal pharmaceuticals, vaccines, and consumer health care products. The Federal Trade Commission ("FTC") has the authority to regulate the promotion and advertising of consumer health care products including over-the-counter drugs and dietary supplements. The USDA regulates the Company's domestic animal vaccine products. The FDA's enforcement powers include the imposition of criminal and civil sanctions against companies, including seizures of regulated products, and criminal sanctions against individuals. The FDA's enforcement powers also include its inspection of the numerous facilities operated by the Company. To facilitate compliance, the Company from time to time may institute voluntary compliance actions such as product recalls when it believes it is appropriate to do so. In addition, many states have similar regulatory requirements. Most of the Company's pharmaceutical products, and an increasing number of its consumer healthcare products, are regulated under the FDA's new drug approval processes, which mandate pre-market approval of all new drugs. Such processes require extensive time, testing and documentation for approval, resulting in significant costs for new product introductions. The Company's U.S. pharmaceutical business is also affected by the Controlled Substances Act, administered by the Drug Enforcement Administration, which regulates strictly all narcotic and habit-forming drug substances. In addition, in the countries where the Company does business outside the United States, it is subject to regulatory and legislative climates that, in many instances, are similar to or more restrictive than that described above. The Company devotes significant resources to dealing with the extensive federal, state and local regulatory requirements applicable to its products in the United States and internationally.

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

            The FDA Modernization Act, which was passed in 1997, as extended by the Best Pharmaceuticals for Children Act, which was passed in 2002, includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for new or currently marketed drugs, if certain pediatric studies requested by FDA are completed by the applicant. The Company is considering seeking exclusivity based on pediatric studies for certain of the Company's products.

            The Company's Wyeth Pharmaceutical division, a related subsidiary and certain employees (including an executive officer of the Company) are subject to a consent decree entered into with the FDA in October 2000 following the seizure in June 2000 from the Company's distribution centers in Tennessee and Puerto Rico of a small quantity of certain of the Company's products manufactured at the Company's Marietta, Pennsylvania facility. The seizures were based on FDA allegations that products were not manufactured in accordance with current Good Manufacturing Practices. Prior to the seizure, the Company had ceased production at portions of the Marietta facility in order to implement process and facility improvements. The consent decree, which has been approved by the U.S. District Court for the Eastern District of Tennessee, does not represent an admission by the Company or the employees of any violation of the Federal Food, Drug, and Cosmetic Act or its regulations. Under the consent decree, the Company paid $30 million to the U.S. government in 2000. The consent decree allows the continued manufacture of all of the products that the Company intends to manufacture at its Marietta, Pennsylvania facility, as well as the Company's Pearl River, New York facility, subject to review by independent consultants of manufacturing records prior to distribution of individual lots. In addition, as provided in the consent decree, an expert consultant has conducted a comprehensive inspection of the Marietta and Pearl River facilities and the Company has identified various actions to address the consultant's observations. The Company is in the process of obtaining verification of the Company's actions by the expert consultant. The verification process is subject to review by the FDA.

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

            Additional information on environmental matters is set forth in Note 7 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders and is incorporated herein by reference.

            Employees
            ---------

            At the end of 2002, the Company had 52,762 employees worldwide, with 29,361 employed in the United States including Puerto Rico. Approximately 16% of worldwide employees are represented by various collective bargaining groups. Relations with most organized labor groups remain relatively stable.

            Financial Information about the Company's Domestic and International
            --------------------------------------------------------------------
            Operations
            ----------

            Financial information about domestic and international operations for each of the three years ended December 31, 2002 is set forth in
            Note 15 of the Notes to Consolidated Financial Statements in the Company's 2002 Annual Report to Stockholders and is incorporated herein by reference.

            The Company's operations outside the United States are conducted primarily through subsidiaries. International net revenue in 2002 amounted to 37% of the Company's total worldwide net revenue.

            The Company's international businesses are subject to risks of currency fluctuations, governmental actions and other governmental proceedings, which are inherent in conducting business outside of the United States. The Company does not regard these factors as deterrents to maintaining or expanding its non-U.S. operations. Additional information about international operations is set forth under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2002 Annual Report to Stockholders and is incorporated herein by reference.

            Availability of Information
            ---------------------------

            The annual report on Form 10-K and all other Company periodic reports (including quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto) are available promptly after filing with the Securities and Exchange Commission on the Company's internet website (www.wyeth.com) without charge.

ITEM 2.     PROPERTIES
            ----------

            The Company's corporate headquarters and the headquarters of its consumer healthcare business are located in Madison, New Jersey. The Company's domestic and international human ethical pharmaceutical operations are currently headquartered in leased facilities located in Radnor, Pennsylvania and owned facilities in Collegeville and Great Valley, Pennsylvania. Radnor pharmaceutical operations are expected to move to Collegeville in 2003. The Company's animal health business is headquartered in Overland Park, Kansas, a leased facility. The Company's international subsidiaries and affiliates, which generally own their properties, have manufacturing facilities in 18 countries outside the United States.

            The properties listed below are the principal manufacturing plants
            (M) and research laboratories (R) of the Company as of December 31, 2002, listed in alphabetical order by state or country. All of these properties are owned except certain facilities in Guayama, Puerto Rico, which are under lease. The Company also owns or leases a number of other smaller properties worldwide, which are used for manufacturing, research, warehousing and office space.

            Pharmaceuticals and Consumer Healthcare:

               United States:
               Charles City, Iowa (M)
               Fort Dodge, Iowa (M, R)
               Andover, Massachusetts (M, R)
               Cambridge, Massachusetts (R)
               St. Louis, Missouri (M, R)
               Princeton, New Jersey (R)
               Chazy, New York (R)
               Pearl River, New York (M, R)
               Rouses Point, New York (M, R)
               Sanford, North Carolina (M, R)

               Collegeville, Pennsylvania (R)
               Carolina, Puerto Rico (M)
               Guayama, Puerto Rico (M)
               Richmond, Virginia (M, R)


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

            All of the above facilities are exclusively pharmaceutical facilities, except for Pearl River, New York, Rouses Point, New York, Guayama, Puerto Rico, Richmond, Virginia, St. Laurent, Canada, Suzhou, China, Havant, England, Newbridge, Ireland, Vallejo, Mexico and Hsin-Chu Hsien, Taiwan, which are both pharmaceutical and consumer healthcare facilities.

            The Company has a pharmaceutical manufacturing facility under construction in Grange Castle, Ireland. Further, the Company is working to support larger scale manufacturing in Sanford, North Carolina and Carolina, Puerto Rico.

            The Company believes that its properties are adequately maintained and suitable for their intended use. The facilities generally have sufficient capacity for existing needs and expected near-term growth and expansion projects are undertaken as necessary to meet future needs.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

            The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims.

            On October 7, 1999, the Company announced that it had reached a comprehensive, nationwide class action settlement (the "settlement") to resolve litigation against the Company brought by people who used REDUX (dexfenfluramine hydrochloride) capsules C-IV or PONDIMIN (fenfluramine hydrochloride) tablets C-IV. The Company's Wyeth Pharmaceutical Division had announced a voluntary and immediate withdrawal of these products in September 1997. The Company took this action on the basis of new, but preliminary, information provided to the Company on September 12,

            1997 by the FDA regarding heart valve abnormalities in patients using these medications. The Company estimates that approximately
            5.8 million people used these medications in the U.S.

            The settlement is open to all PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen") and REDUX users in the United States and offers a range of benefits depending on a participant's particular circumstances, including: a refund program for the cost of the drugs; medical screening; additional medical services or cash payments; and compensation in the event of serious heart valve problems. The settlement terms are reflected in a settlement agreement executed on November 19, 1999. (In Re Diet Drugs Products Liability Litigation, MDL No. 1203; Brown, et al. v. AHPC, No. 99-20593, U.S.D.C., E.D. Pa.). The settlement covers all claims arising out of the use of REDUX or PONDIMIN except for claims of Primary Pulmonary Hypertension ("PPH"). Payments by Wyeth into the settlement funds will continue until 2018, if needed, to provide settlement benefits to members of the class. In the aggregate, all payments under the settlement cannot exceed $3.75 billion in present value. Future payments will be made only as and if needed. The settlement states that it shall not be construed to be an admission or evidence of any liability or wrongdoing whatsoever by the Company or the truth of any of the claims alleged.

            Diet drug users choosing to opt out of the settlement class were required to do so by March 30, 2000. The Company has resolved the claims of all but a small percentage of these initial opt outs and continues to work toward resolving those that remain. As originally designed, the settlement agreement also gives class members who participate in the settlement the opportunity to opt out of the settlement at two later stages, although there are restrictions on the nature of claims they can pursue outside of the settlement. Class members who are diagnosed with certain levels of valvular regurgitation within a specified time frame can opt out following their diagnosis and prior to receiving any further benefits under the settlement ("intermediate" opt outs). Class members who are diagnosed with certain levels of regurgitation and who elect to remain in the settlement, but who later develop a more severe valvular condition, may opt out at the time the more serious condition develops ("back-end" opt outs). Under either of these latter two opt out alternatives, class members may not seek or recover punitive damages, may sue only for the condition giving rise to the opt out right, and may not rely on verdicts, judgments or factual findings made in other lawsuits. In March 2003, the Court approved a Sixth Amendment to the settlement agreement, discussed below, which provides certain class members with an additional limited opt out right.

            On November 23, 1999, United States District Judge Louis C. Bechtle, the judge then overseeing the federal MDL litigation in Philadelphia, granted preliminary approval of the settlement and directed that notice of the settlement terms be provided to class members. The notice program began in December 1999. On August 28, 2000, Judge Bechtle issued an order approving the settlement. On August 15, 2001, the United States Court of Appeals for the Third Circuit affirmed the approval of the settlement. When no petitions to the United States Supreme Court for certiorari were filed by January 2, 2002, the settlement was deemed to have received Final Judicial Approval on January 3, 2002.

            On January 18, 2002, as collateral for the Company's financial obligations under the settlement, the Company established a security fund in the amount of $370 million. In April 2002, pursuant to an agreement among the Company, class counsel and representatives of the settlement trust, an additional $45 million (later reduced to $35 million) was added to the security fund, bringing the total amount in the security fund to $405 million.

            Under the terms of the nationwide class action settlement, the period during which class members could register to receive a screening echocardiogram from the settlement trust ended on August 2, 2002. Those echocardiograms must be completed by July 3, 2003, unless that date is further extended by the court. Class members whose trust-supplied echocardiograms demonstrate FDA-positive levels of heart valve regurgitation (mild or greater aortic valve regurgitation or moderate or greater mitral valve regurgitation) will have 120 days to elect either to remain in the settlement or to withdraw from the settlement and proceed as an intermediate opt out (with specific rights and limitations defined in the settlement). Class members who chose to obtain their own echocardiogram outside of the settlement were required to have completed those echocardiograms by January 3, 2003; the date by which any of those class members whose echocardiograms show FDA-positive levels of regurgitation must make such an election is May 3, 2003.

            As originally designed, the settlement was comprised of two settlement funds. Fund A (with a present value at the time of settlement of $1 billion) was created to cover refunds, medical screening costs, additional medical services and cash payments, education and research costs, and administration costs. Fund A has been fully funded by contributions by the Company. Fund B (which was to be funded by the Company on an as-needed basis up to a total of $2.55 billion) would compensate claimants with significant heart valve disease according to a settlement matrix. Any funds remaining in Fund A after all Fund A obligations were met are to be added to Fund B to be available to pay Fund B injury claims.

            In December 2002, following a joint motion by the Company and plaintiffs' counsel, the Court approved an additional amendment to the settlement agreement. This Fifth Amendment to the settlement provided for the merger of Funds A and B into a combined fund which will now cover all expenses and injury claims in connection with the settlement. The effect of the merger is to accelerate the spillover of the expected remainder in Fund A, which will now be available to pay Fund B claims. The merger of the two funds took place in January 2003. In February 2003, as required by the amendment to the settlement agreement merging the two funds, an additional $535.2 million was added to the security fund described above.

            In March 2003, following another joint motion by the Company and plaintiffs' counsel, the Court approved the Sixth Amendment to the settlement agreement. Under this amendment, any class member who claims a matrix benefit by May 3, 2003 (rendering them ineligible to exercise a back-end opt out) would be permitted to exercise a new "Sixth Amendment Opt Out" right under certain specified conditions. First, the settlement trust must have determined that the claimant qualifies for a matrix benefit which the trust does not have adequate funds to pay. Second, the Company must have elected not to deposit additional funds into the settlement to pay the matrix benefit.

            Third, the claimant must exercise this new opt out right within 120 days of being notified that he or she is eligible to do so. This new opt out right has all of the same limitations - including those on punitive, multiple or exemplary damages - as intermediate or back-end opt outs. An additional limitation on the Sixth Amendment Opt Out right is the claimant's agreement to name only Wyeth as a defendant in any ensuing litigation and to be the sole plaintiff in such litigation.

            The Company recorded an initial litigation charge of $4.75 billion, net of insurance, in connection with the REDUX and PONDIMIN litigation in 1999, and additional charges of $7.5 billion in 2000, $950 million in 2001 and $1.4 billion in 2002. The principal reason for the charge taken in 2002 was that the volume and size of the claims filed in the nationwide settlement were greater than anticipated. The combination of these four charges represents the estimated total amount required to resolve all diet drug litigation, including anticipated funding requirements for the nationwide class action settlement, anticipated costs to resolve the claims of any members of the settlement class who in the future may exercise an intermediate or back-end opt out right, costs to resolve the claims of PPH claimants and initial opt out claimants, and administrative and litigation expenses.

            On February 7, 2003, a jury in Santa Fe, New Mexico hearing the REDUX lawsuit of Garcia v. Wyeth-Ayerst Laboratories Division of American Home Products Corporation, et al., No. D-0101-CV-2000-1387 (1st Jud. Dist. Ct., Santa Fe Cty.) rendered a verdict in favor of the Company. Plaintiff has indicated that she intends to pursue an appeal.

            Based upon the information available at this time, the Company believes that its reserves will be adequate to cover the remaining obligations relating to the diet drug litigation. However, in light of the inherent uncertainty in estimating litigation exposure and the fact that substantial additional information will become available in the coming months, it is possible that additional reserves will be required.

            The Company was also named as a nominal defendant in a shareholder lawsuit arising out of the REDUX and PONDIMIN withdrawal. Grill v. Stafford, et al., (No. MRS-L-164-98, N.J. Sup. Ct., Morris Cty.), which was commenced on January 14, 1998, was a shareholder derivative action filed against the Company, certain directors, a former director and officer of the Company, and certain officers which sought to recover any losses or damages sustained by the Company, as well as profits from the sale of stock by present and former officers and directors, as a result of alleged intentional, reckless or negligent breaches of fiduciary duty by the defendants. The complaint contained allegations that the defendants made material misstatements or omissions regarding alleged adverse events associated with REDUX and/or PONDIMIN (and in particular an alleged association between those two products and valvular heart disease), exposing the Company to liability for personal injury lawsuits and securities claims. On August 28, 2001, the New Jersey Superior Court, Chancery Division, granted the defendants' motion to dismiss the Grill case on the grounds that the plaintiffs had failed to make a demand on the Company's Board of Directors to pursue the litigation, as required by Delaware law, and dismissed plaintiffs' Amended Complaint without leave to replead. The dismissal without leave to replead was affirmed by the Appellate Division in January 2003.

            The Company is a party to various lawsuits involving alleged injuries as a result of the use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel. By final judgment dated August 14, 2002, United States District Judge Richard A. Schell granted in part and denied in part the Company's motion for summary judgment in the cases pending before him in the federal multidistrict NORPLANT litigation. In re: Norplant Contraceptive Products Liability Litigation, MDL No. 1038, U.S.D.C., E.D. Tex. Judge Schell concluded that the learned intermediary doctrine barred plaintiffs claims relating to any of 26 "Adverse Reactions" included on the NORPLANT product labeling and that there was insufficient evidence to support plaintiffs' allegations relating to any side effects not among those 26 listed in the labeling. The effect of Judge Schell's ruling was to grant summary judgment against 2,960 plaintiffs in 710 cases (virtually all of the plaintiffs asserting claims in the MDL). Eighteen plaintiffs appealed this judgment to the United States Court of Appeals for the Fifth Circuit. Seventeen of those appellants subsequently dropped their appeals. The appeal is now fully briefed.

            The Louisiana Court of Appeals for the Fourth Circuit has recently affirmed a lower court's certification of a statewide class of Louisiana NORPLANT users. Davis v. American Home Products Corporation, No. CDC 94-11684, Orleans Parish. The Company plans to appeal that decision to the Louisiana Supreme Court. The Company continues to believe that it has compelling appellate arguments against class certification, which has been denied in all other federal and state cases.

            The Company continues to defend several individual NORPLANT cases alleging disparate injuries, including complications stemming from the removal of NORPLANT capsules, miscarriage and stroke.

            On July 9, 2002, interim findings from the Women's Health Initiative ("WHI") study evaluating hormone replacement therapy were released. The estrogen plus progestin arm of the study (in which the Company's PREMPRO product was used as the study drug) was stopped early because of findings of slightly increased risks of breast cancer, stroke and coronary heart disease among the women taking the drug compared to those in the placebo group. The Company is currently defending thirteen class action lawsuits relating to the product: Lewers, et al. v. Wyeth, No. 02C 4970, U.S.D.C., N.D. Ill.; Cyrus, et al. v. Wyeth, No. 03 CV 754, U.S.D.C., S.D.N.Y.; Dooley, et al. v. Wyeth, No. 03-2034 KHV, U.S.D.C., D. Kan.; Krznaric, et al. v. Wyeth, No. EDCV 02-953 VAP SGL, U.S.D.C., C.D. Ga.; Szabo, et al. v. Wyeth, No. SA02-757, U.S.D.C., C.D. Cal.; Favela et al., v. Wyeth, No. 02-5893DT, U.S.D.C., C.D. Cal.; Cook, et al., v. Wyeth, No. 4-02-CV-00529WRW, U.S.D.C., E.D. Ark.; Koenig, et al., v. Wyeth, No. 02-18165 CA 27, U.S.D.C., S.D. Fla.; Gallo, et al. v. Wyeth, No. 02857, Ct. Comm. Pleas, Phil. Cty., PA; Kuhn, et al. v. Wyeth, No. 02C4970, Cir. Ct., Brooke Cty., WV; Paul, et al. v. Wyeth, No. 03-2-17002-0 SEA, Super. Ct., King Cty., WA; Crosby, et al. v. Wyeth, No. 03CH04774, Cir. Ct., Cook Cty., IL; and Albertson, et al., v. Wyeth, No. 002944, Ct. Comm. Pleas, Phil. Cty., PA. Plaintiffs in seven of the cases (Lewers, Cyrus, Dooley, Krznaric, Crosby, Szabo and Favela) each seek to represent a nationwide class of women who have ever ingested PREMPRO. They generally seek similar relief on behalf of the putative class: 1) purchase price refunds; 2) personal injury damages; 3) medical monitoring expenses and 4) an order requiring the Company to inform the public of the reported risks of PREMPRO. The plaintiffs in the Albertson and Gallo cases seek to represent classes of Pennsylvania women who have ingested the drug and seek purchase price refunds and medical monitoring expenses on their behalf. Plaintiffs in the Cook, Koenig, Paul and Kuhn cases seek similar relief on behalf of putative classes of Arkansas, Florida, Washington and West Virginia users of the product, respectively.

            In addition to the class actions, the Company is defending approximately 40 individual actions (with a total of approximately 60 named plaintiffs) in various courts for personal injuries including breast cancer, stroke and heart disease.

            The federal Judicial Panel on Multidistrict Litigation ("JPML") has ordered that all federal PREMPRO cases be transferred for coordinated pretrial proceedings to the United States District Court for the Eastern District of Arkansas, before United States District Judge William R. Wilson, Jr.

            In the litigation involving DURACT, the Company's non-narcotic analgesic pain reliever which was voluntarily withdrawn from the market in 1998, one putative personal injury class action remains pending. Chimento, et al. v. Wyeth-Ayerst, et al., No. 982488, Dist. Ct., St. Bernard Parish, LA, seeks the certification of a class of Louisiana residents who were exposed to and who suffered injury from DURACT. Plaintiffs seek compensatory and punitive damages, the refund of all purchase costs, and the creation of a court-supervised medical monitoring program for the diagnosis and treatment of liver damage and related conditions allegedly caused by DURACT. There are also five individual lawsuits pending involving ten former DURACT users alleging various injuries, including kidney failure, hepatitis, liver transplant and death.

            The Company has been named as a defendant in four lawsuits in which plaintiffs purport to represent a statewide class of health care workers who have been injured by needle and syringe devices manufactured by the Company's former Sherwood-Davis & Geck ("Sherwood") subsidiary. The complaints have been filed in New York (Benner v. AHPC, et al., 99 Civ. 4785 (WHP), U.S.D.C., S.D.N.Y.), Oklahoma (Palmer v. AHPC, et al., No. CJ-98-685, Dist. Ct., Sequoyah Cty.), Texas (Usrey v. Becton Dickinson, et al., No. 342-173329-98, Dist. Ct., Tarrant Cty.), and South Carolina (Bales v. AHPC et al., No. 98-CP-40-4343, Circ. Ct., Richland Cty.) and all contain virtually identical allegations. Each names the Company, Becton Dickinson and Company, Sherwood's largest competitor, and Tyco International (U.S.) Inc. ("Tyco"), Sherwood's current corporate owner, as well as several distributors of medical devices. The complaints allege that the needle and syringe devices designed and manufactured by Sherwood are defective in that they expose health care workers to the risk of accidental needlesticks and the resultant possibility of acquiring blood-borne diseases. Each named plaintiff seeks to represent a statewide class of healthcare workers who have sustained a "contaminated" needlestick, reported the incident to their employer and have tested negative for a blood-borne disease. The complaints seek recovery for the costs of medical testing and treatment for the needlesticks, although plaintiffs in the New York case also seek emotional distress damages allegedly arising out of the fear of contracting a disease from the incidents. Similar actions brought in Alabama, California, New Jersey, Ohio, Pennsylvania and Florida have each been dismissed. The Company is being defended and indemnified in each of these cases by Tyco with respect to injuries alleged to have occurred after

            February 27, 1998, the date of the Company's divestiture of the business of Sherwood. The Company remains responsible for injuries occurring prior to that date and is defending and indemnifying Tyco for those injuries.

            In January 2000, the trial court in the Usrey matter certified a class of Texas health care workers who, during the period January 18, 1997 to January 18, 2000, sustained a contaminated needlestick while using one of the defendants' products, reported the incident and tested negative for any blood-borne disease. In October 2001, the Texas Court of Appeals reversed the class certification order and remanded the case to the District Court for further proceedings. Plaintiffs have not pursued the matter on remand. The cases pending in Oklahoma and South Carolina remain dormant. No discovery has been undertaken in those matters and no class certification hearing dates have been set. In March 2003, class certification was denied in the Benner case in New York.

            In November 2000, the Company withdrew from the market those formulations of its DIMETAPP and ROBITUSSIN cough/cold products, which contained the ingredient phenylpropanolamine ("PPA") at the request of the FDA. The FDA's request followed the reports of a study that raised a possible association between PPA-containing products and the risk of hemorrhagic stroke. Effective November 6, 2000, the Company announced that it would no longer ship products containing PPA to its retailers. The Company has since been named as a defendant in approximately 700 lawsuits (on behalf of a total of approximately 2,500 plaintiffs) filed in federal and state courts throughout the United States, as well as one case filed in the Ontario Superior Court of Justice. All federal cases involving PPA claims have been transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara Jacobs Rothstein. (In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407). Four of the PPA lawsuits are putative class actions. One of the putative class actions (the lawsuit pending in Canada) alleges claims for personal injury and economic loss. McColl, et al. v. Whitehall-Robins Inc., No. 02-CV-239690CF, Ontario Superior Court of Justice. The other three putative class action lawsuits allege misrepresentations regarding the risks involved with products containing PPA and seek disgorgement or restitution of any moneys acquired by means of the alleged misrepresentation, as well as attorneys' fees, on behalf of the putative classes. These cases include: Guinta, et al. v. American Home Products Corporation, No. MID-L-010277-01, Super. Ct., Middlesex Cty., NJ; Horne, et al. v. American Home Products, Inc., et al., No. CV-02-0894, U.S.D.C., W.D. Wash.; and Risti, et al. v Novartis Consumer Health, Inc., et al., No. MID-L-4053-01 Super. Ct., Middlesex Cty., NJ. Class certification has not yet been decided in any of these four cases. In every instance to date in which class certification has been decided in a PPA case (in 14 cases in federal and state courts), certification has been denied.

            Three of the individual personal injury PPA cases are currently scheduled for trial later in 2003.

            The Company has been served with approximately 230 lawsuits, ten of which are putative class actions, alleging that the cumulative effect of thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism in children. The class actions and relief sought are as follows: Daigle, et al. v. Aventis Pasteur Inc., et al., No. 02-2131F, Super. Ct., Suffolk Cty., MA (statewide class for medical monitoring, a fund for research and compensation for personal injuries); Demos, et al.
            v. Aventis Pasteur, et al., No. 01-22544CA15, Circ. Ct., Dade Cty., FL (nationwide class for medical monitoring, personal injuries and injunctive relief against future sales); Cyr, et al.
            v. Aventis Pasteur, Inc., et al., No. 01-C-663, Super. Ct., Hillsborough Cty., NH (statewide class for personal injuries and injunctive relief); King, et al. v. Aventis Pasteur, Inc., et al., No. 01-CV-1305, U.S.D.C., D. Ore. (nationwide class for personal injuries and injunctive relief); Mead, et al. v. Aventis Pasteur, Inc., et al., No. 01-CV-1402, U.S.D.C., D. Ore. (nationwide class for medical monitoring); Garcia, et al., v. Abbott, et al., No. C02-168C, District Court, Western District of Seattle, WA (nationwide class on behalf of all individuals who purchased any childhood vaccine containing thimerosal); Shadie, et al. v. Abbott, et al., No. 3-CV-02-0702, U.S.D.C., M.D., Pa. (nationwide class on behalf of all childhood vaccinated with thimerosal-containing vaccines from 1990 to present); Ashton, et al. v. Aventis Pasteur Inc., et al., Class Action Complaint 004026, Ct. Comm. Pleas, Philadelphia Cty., PA (nationwide class action for medical monitoring, personal injuries and injunctive relief); Wax, et al. v. Abbott, et al., No. CV 02 2018, U.S.D.C., E.D.N.Y. (nationwide class on behalf of all persons residing in the U.S. who were exposed to thimerosal); Castaldi et al. v. Aventis Pasteur Inc., et al., Master Complaint No. 2, Coordination Proceeding, The Vaccine Cases, No. 4246, Super. Ct., Los Angeles Cty., CA (statewide class for medical monitoring).

            The Company is in the process of filing motions to dismiss in all of the cases for failure of the minor plaintiffs to file in the first instance under the National Vaccine Injury Compensation Program (the "Vaccine Act"). The Vaccine Act mandates that plaintiffs alleging injury from childhood vaccines first bring a claim under the Vaccine Act. At the conclusion of that proceeding, the plaintiff may bring a lawsuit in state or federal court. In July 2002, the United States Court of Federal Claims, which handles all cases brought under the Vaccine Act, issued Autism General Order #1 (the "Order") accepting jurisdiction of the thimerosal matters by establishing an Omnibus Autism Proceeding, which allows petitioners who claim to suffer from autism or autism spectrum disorder as a result of receiving thimerosal-containing childhood vaccines the chance to proceed pursuant to a two-step procedure that will occur over a period of two years. The first step will be an inquiry into the general causation issues involved in the cases; the second step will entail the application of the general causation conclusions to the individual cases. Petitioners claiming injury from thimerosal in childhood vaccines are not required, however, to proceed under the Order and may continue to pursue claims under the Vaccine Act in the normal course, which may allow petitioners to proceed in state or federal court after the expiration of 240 days. In addition to the claims brought by or on behalf of children allegedly injured by exposure to thimerosal, certain of the approximately 230 thimerosal cases have been brought by parents in their individual capacities, for loss of services and loss of consortium of the injured child. These claims are not currently covered by the Vaccine Act, although every court that has addressed this issue has determined that it is appropriate to stay such claims when there is a related claim pending under the Vaccine Act. To the extent a claim is asserted for loss of consortium that is not linked to a claim filed under the Vaccine Act, it is possible that courts will allow such parental claims to proceed in state or federal court.

            The Company is unable at the present time to estimate a range of potential exposure, if any, with respect to the NORPLANT, PREMPRO, DURACT, needlestick, PPA, and thimerosal litigations.

            In 2000, the Company entered into a consent decree with the FDA relating to the manufacturing of products by the Company at its facilities in Marietta, Pennsylvania and Pearl River, New York. This matter is discussed in greater detail under the caption "Regulation," herein, which discussion is incorporated herein by reference.

            On July 7, 1997, plaintiffs were awarded $44 million in compensatory damages and $1 million in punitive damages in an action, which was commenced in U.S. District Court in August 1993 (University of Colorado et al. v. American Cyanamid Company, Docket No. 93-K-1657, U.S.D.C., D. Col.). The plaintiffs had accused American Cyanamid Company of misappropriating the invention of, and patenting as its own, the formula for the current MATERNA multi-vitamins. The complaint also contained allegations of conversion, fraud, misappropriation, wrongful naming of inventor, and copyright and patent infringement. The patent, whose ownership and inventorship is in dispute, was granted to Cyanamid in 1984. The Court had previously granted Cyanamid's summary judgment motions dismissing all counts for relief except for unjust enrichment and fraud, which were the issues tried before the court in a three-week bench trial in May 1996. Although the plaintiffs had earlier been granted summary judgment on their copyright infringement claim, the court declined to award plaintiffs damages on that claim. Plaintiffs' post-trial motions seeking to increase the damages to approximately $111 million (allegedly representing Cyanamid's gross profit for 1982-1995 from the sale of the reformulated MATERNA product) and to recover approximately $0.8 million of attorneys' fees were denied. In November 1999, the Court of Appeals affirmed in part and vacated in part the District Court's judgment, and remanded this case to the District Court for further proceedings. Under this ruling, the $45 million judgment against the Company was vacated. Following remand, the District Court conducted an oral hearing on the inventorship issue and, in March 2001, a trial on damages issues was held. The District Court concluded that University of Colorado employees are the sole inventors of the disputed patent. In August 2002, the District Court handed down its final findings of fact and conclusion of law and entered its judgment awarding plaintiffs compensatory damages of $55.7 million plus punitive damages of $1 million. The Company has appealed to the U.S. Court of Appeals for the Federal Circuit, appealing the District Court's earlier holding of liability (i.e., that the University of Colorado employees are the sole inventors of the MATERNA formulation patent) as well as the damage awards.

            In September 2002, Israel Bio-Engineering Project ("IBEP") filed an action against Amgen, Immunex, the Company and one of the Company's subsidiaries (Israel Bio-Engineering Project v. Amgen, Inc. et al., Docket No.02-6860 RGK, U.S.D.C., C.D.Ca.) alleging infringement of U.S. Patent 5,981,701, by the manufacture, offer for sale, distribution and sale of ENBREL. IBEP is not the assignee of record of this patent, but is alleging ownership. IBEP has requested a jury trial. IBEP seeks an accounting of damages and of any royalties or license fees paid to a third party and seeks to have the damages trebled on account of alleged willful infringement. IBEP also seeks to require the defendants to take a compulsory non-exclusive license. The matter is in a preliminary stage. The Company intends, and Amgen has advised the Company that it intends, to vigorously defend this litigation. Under its agreement with Amgen for the promotion of ENBREL, the Company has an obligation to pay a portion of the patent litigation expenses related to ENBREL in the U.S. and Canada as well as a portion of any damages or other monetary relief awarded in such patent litigation.

            On March 24, 2003, the Company filed suit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals, USA (Wyeth v. Teva Pharmaceuticals, USA, Inc., Docket No. 03-CV-1293 (KSH), U.S.D.C., D. N.J.) alleging that the filing of an ANDA by Teva seeking FDA approval to market 37.5 mg, 75 mg and 150 mg Venlafaxine HCl Extended-Release Capsules infringes certain of the Company's patents. Venlafaxine is the generic name for EFFEXOR. The patents involved in the litigation relate to extended release formulations of venlafaxine and/or methods of their use. These patents expire in 2017. Teva has asserted that these patents are invalid and/or not infringed. Under the 30-month stay provision of the Hatch-Waxman Act, any FDA approval of Teva's ANDA cannot be made effective before August 2005 unless the court earlier decides that the patents are invalid or not infringed. Teva has not, to date, made any allegations as to the Company's patent covering the compound, venlafaxine. Accordingly, Teva's ANDA may further not be approved until the expiration of that patent, and its associated pediatric exclusivity period, on June 13, 2008.

            On March 14, 2003, Aventis Pharma Deutchland and King Pharmaceuticals, Inc. filed a patent infringement suit against Cobalt Pharmaceuticals in the United States District Court for the District of Massachusetts (Aventis Pharma Deutschland GmbH and King Pharmaceuticals, Inc. v. Cobalt Pharmaceuticals Inc., Docket No. 03-10492JLT, U.S.D.C., D. Mass.) alleging that Cobalt infringes an Aventis patent, which expires in October 2008, by filing an ANDA with the FDA seeking approval to market generic
            1.25 mg, 2.5 mg, 5 mg and 10 mg ramipril capsules. The Company co-promotes ALTACE (ramipril) together with King Pharmaceuticals, Inc. The patent at issue in this litigation concerns the compound ramipril. Cobalt has alleged that this patent is invalid. Under the 30-month stay provision of the Hatch-Waxman Act, any FDA approval of Cobalt's ANDA cannot be made effective before August 2005, unless the court earlier finds the patent invalid or not infringed. The suit does not concern a second patent, which also covers ramipril, that expires in January 2005. Cobalt has stated that it is not seeking FDA approval until this second patent expires in January 2005.

            Schering Corporation has appealed to the U.S. Court of Appeals for the Federal Circuit the decision in August 2002 in favor of the Company by the U.S. District Court for the District of New Jersey that claims 1 and 3 of Schering's patent claiming a metabolite of loratadine were invalid. Schering Corp. v. Geneva Pharmaceuticals, Inc., et al., Docket Numbers 02-1545 and 02-1549, U.S.C.A., Fed. Cir. The Company had been sued by Schering for infringing this patent as a result of filing applications with the FDA seeking to market generic and over-the-counter loratadine products. Oral argument on Schering's appeal is scheduled for April 8, 2003.

            The Company has been named as a defendant in eight lawsuits alleging Medicare fraud arising out of the alleged manipulation of the Average Wholesale Price ("AWP") of Medicare Part B "Covered Drugs." The first case, Citizens for Consumer Justice, et al. v. Abbott Laboratories, Inc., et al., No. OICV-12257, U.S.D.C., E.D. Mass., is a putative class action filed in December 2001 by several consumer public interest groups and names as defendants the Company and 27 other pharmaceutical manufacturers. Each of the companies is alleged to have artificially inflated the AWP of its Medicare Covered Drugs. AWP is the basis for the price at which Medicare reimburses practitioners for drugs and the complaint alleges that it is often significantly higher than the actual price paid by the practitioner. Plaintiffs claim that their members who purchased Covered Drugs and paid a 20% co-payment under the Medicare reimbursement rules were injured by the allegedly-inflated AWPs. The Complaint alleges that defendants have engaged in a civil conspiracy under the Racketeer Influenced and Corrupt Organizations Act ("RICO") and also alleges violations of federal antitrust laws. Recently, plaintiffs in the Citizens for Consumer Justice case filed an Amended Consolidated Complaint that does not name Wyeth as a defendant. No claims are therefore currently pending against the Company in this matter. The Company has, however, been named as a defendant in several similar cases, as described below. The federal Judicial Panel on Multidistrict Litigation has ordered that these cases be transferred to the Honorable Patti Saris, U.S.D.J., the judge handling the Citizens for Consumer Justice case. Rice, et al. v. Wyeth, et al., No. CO2-3925 MJJ, U.S.D.C., N.D. Cal.; Virag, et al. v. Wyeth, et al., No. 02-8417 RSWL (VBK), U.S.D.C., N.D. Cal.; and Turner, et al. v. Wyeth, et al., No. 412357, Super. Ct., San Francisco Cty., CA, are all putative class actions on behalf of California patients and third party payers who allegedly have been injured by the defendants' alleged manipulation of the AWPs for their pharmaceutical products. All these cases seek equitable and injunctive relief, including restitution under California's unfair and deceptive practices statute. A similar case, Swanston, et al., v. Abbott Laboratories, Inc., et al., No. CV-03-0062-PHX-SMM, U.S.D.C., D. Ariz., seeks similar relief on behalf of a putative class of Arizona residents. In addition, the Company has been named as a defendant in three lawsuits instituted by state attorneys general claiming injuries on behalf of both the state and its citizens. State of Montana v. Wyeth, et al., No. CV 02-09-H-DWM, U.S.D.C., D. Mont.; State of Nevada v. Wyeth et al., No. CV-N-02-0202, U.S.D.C., D. Nev.; State of California, et al. v. Wyeth, et al., No. BC 287198 A, Super. Ct., Los Angeles Cty., CA. A suit making similar claims has been instituted by Suffolk County, New York: County of Suffolk v. Wyeth, et al., No. CV 03 229, U.S.D.C., E.D.N.Y. With the exception of the State of California case, all of these cases are either now or shortly will be pending in federal court and are in the process of being transferred to the United States District Court for the District of Massachusetts pursuant to order of the JPML. Plaintiffs are resisting the removal of these matters to federal court and the subsequent transfers to the MDL proceedings, so far without success.

            In September 2000, Duramed Pharmaceuticals, Inc., a manufacturer of a hormone replacement therapy called Cenestin(R) that has since been acquired by Barr Laboratories, Inc., filed a complaint against the Company (Duramed Pharmaceuticals, Inc. v. Wyeth-Ayerst Laboratories, Inc., No.-C-1-00-735, U.S.D.C., S.D.
            Ohio), alleging that the

            Company violated the antitrust laws through the use of exclusive contracts and "disguised" exclusive contracts in the sale of PREMARIN to managed care organizations. The complaint also alleges that the Company attempted to monopolize and monopolized the hormone replacement therapy market in violation of the antitrust laws through the use of such alleged exclusive contracts. The District Court has dismissed allegations that the Company misled the FDA about Cenestin(R) in order to exclude competition to PREMARIN.

            The Company and Barr Laboratories, Inc. have reached an agreement in principle to enter into a transaction in which, inter alia, Barr will acquire rights to several currently marketed Wyeth products and a sublicense for a compound in development. As part of that agreement in principle, the Company and Barr also agreed to settle the Duramed action. The proposed transaction has cleared the mandatory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Based on the parties' agreement in principle to settle the litigation, the Court dismissed the Duramed action with prejudice. The amended dismissal order provides that either party may reopen the action by May 15, 2003 if the settlement is not consummated.

            Following the filing of the Duramed case, seven putative class action lawsuits were filed on behalf of "end-payors" (defined as the last persons and entities in the chain of distribution) and direct purchasers in federal district courts in Ohio and New Jersey and in California state courts alleging that the Company violated federal and state antitrust laws through alleged exclusionary practices involving PREMARIN and the Company's contracts with managed care organizations and pharmacy benefit managers. Due to certain consolidations in the Ohio federal district court, four putative class actions are presently pending against the Company. Two putative class actions, one direct purchaser and one indirect purchaser, are pending in Ohio federal district court, and two putative indirect purchaser class actions are pending in California state courts. Plaintiffs' motions for class certification are pending and have yet to be addressed by the courts. The complaints seek injunctive relief, damages, and disgorgement of profits. The Company believes that its contracts involving PREMARIN do not violate state or federal laws.

            The Company has been a party to a number of lawsuits brought on behalf of retail pharmacies and retail drug and grocery chains, which were filed in various federal and state courts against many pharmaceutical manufacturers and wholesalers. These cases allege that the Company and other defendants provided discriminatory prices and promotional allowances to managed care organizations and others in violation of the Robinson-Patman Act and/or that the defendants engaged in collusive conduct related to the alleged discriminatory pricing in violation of the Sherman Antitrust Act as well as certain other violations of common law principles of unfair competition. These cases are similar to litigation previously settled by the Company, including a class action suit settled in 1996, In re Brand Name Prescription Drugs Antitrust Litigation, MDL 997 (N.D. Ill.). Cases with similar allegations have been filed in state courts on behalf of purported classes of consumer purchasers. In 2002, the Company settled or was dismissed from all remaining state court cases. Three cases remain pending in federal court against the Company. These cases involve plaintiffs that had opted out of the federal class action settlements. The Company believes that its pricing practices did not violate antitrust or other laws and is defending the remaining cases.

            Plaintiffs have filed numerous lawsuits in federal and state courts alleging civil claims relating to the settlement by the Company of patent infringement litigation with Schering-Plough Corporation concerning a generic version of Schering-Plough's K-Dur potassium chloride product. The Company is aware of approximately forty-five such lawsuits that have been filed against the Company. Forty-one of these lawsuits are currently pending in federal court. Thirty-five of these federal cases have been consolidated as part of federal multidistrict litigation being conducted in the United States District Court for the District of New Jersey (In re K-Dur Antitrust Litigation, MDL 1419, D. N.J.). The remaining federal cases have been or will be coordinated as part of the multidistrict consolidated litigation.

            In two of these cases, plaintiffs allege to be direct purchasers of K-Dur, or claim to be assignees of direct purchasers of K-Dur. One of these direct-purchaser cases is brought as a purported class action on behalf of direct purchasers of K-Dur nationwide. In forty-one cases, plaintiffs claim to be indirect purchasers or end-payors of K-Dur or to be bringing suit on behalf of such indirect purchasers. These indirect-purchaser cases are brought as purported class actions on behalf of various groups of indirect purchasers. Some of these cases claim to be brought on behalf of indirect purchasers nationwide, while others purport to be brought on behalf of indirect purchasers from specified states or groups of states. One case is brought by the Commonwealth of Pennsylvania, through its Attorney General, on behalf of all persons, departments, agencies, and bureaus of the Commonwealth who purchased K-Dur or reimbursed such purchases.

            Generally, plaintiffs claim that a 1998 settlement agreement between the Company and Schering-Plough that resolved a patent infringement action unlawfully delayed the market entry of generic competition for K-Dur, and that this caused plaintiffs and others to pay higher prices for potassium chloride supplements than plaintiffs claim they would have paid without the patent case settlement. Plaintiffs claim that this settlement restrained trade and constituted an agreement to allow Schering-Plough to monopolize the potassium chloride supplement markets.

            Based on these allegations, plaintiffs assert claims under federal and state antitrust laws, various other state statutes including unfair competition laws and consumer protection statutes, and under common law theories such as unjust enrichment. Plaintiffs seek various forms of relief including damages in excess of $100 million, treble damages, restitution, disgorgement, declaratory and injunctive relief, and attorneys' fees. The Company has reached a settlement with direct purchasers representing approximately 23% of direct purchases.

            The Florida Attorney General's Office has initiated an inquiry into whether the Company's settlement with Schering-Plough violates Florida's antitrust laws. The Company has cooperated with the Attorney General's requests for documents and other information.

            The Company believes that its settlement of the patent infringement action with Schering-Plough did not violate any laws, including federal or state antitrust laws.

            In 1999, the Brazilian Administrative Economic Defense Agency ("SDE") and local police authorities initiated investigations of Laboratories Wyeth-Whitehall Ltda. and other pharmaceutical companies concerning possible violation of Brazilian competition laws. SDE alleges that the companies sought to establish uniform commercial policies regarding wholesalers and refused to sell product to wholesalers that distribute generic products manufactured by certain Brazilian pharmaceutical companies. Additionally, administrative investigations by SDE are looking at allegations that the Company and other pharmaceutical companies violated Brazilian antitrust and consumer protection laws by raising prices unlawfully. The Company has provided information both to SDE and to police authorities. The police authorities have terminated their investigation, concluding that the companies were not engaged in any illegal action. The SDE investigation is still being carried out.

            Following a 1999 application from certain drug wholesalers alleging that Wyeth South Africa Pty. Ltd. and certain other pharmaceutical companies violated South Africa's competition law, the Competition Commission in South Africa filed a referral with the Competition Tribunal, which alleges that International Health Distributors ("IHD") has violated South Africa's competition law. IHD, which is a joint venture of eleven pharmaceutical companies (including Wyeth South Africa), provides distribution services for the joint venture members. The Commission's referral alleges that IHD members have engaged in various prohibited practices. Certain wholesalers in South Africa also sued IHD and its members based on similar allegations. Generally, the Commission's referral and the wholesalers' action seek changes in distribution practices, certain structural changes in the joint distribution company, and civil penalties or damages. Wyeth South Africa has reached an agreement to settle the claims alleged by the wholesalers. The Competition Commission's action is still pending.

            Based on a referral from the United Kingdom Office of Fair Trading, which conducted a year-long inquiry, the UK Competition Commission is investigating the pricing and distribution practices of Fort Dodge Animal Health and other animal health suppliers in the UK. The inquiry is focusing on the rebate practices of animal health suppliers, the price differential between certain animal health products sold in the UK as opposed to other European countries and the industry practice of selling to wholesalers but not directly to pharmacists or veterinarians. The inquiry also is examining transfer pricing for animal health products. The Commission has the authority to order changes in business practices. The Company expects issuance of the Competition Commission's final report in the near future.

            The Antitrust Division of the United States Department of Justice has impaneled a grand jury and has issued a subpoena to the Company in connection with its investigation into allegations of collusive activities with another pharmaceutical company. These allegations relate to commission rates paid to a broker for a small segment of the over-the-counter drug business, principally sales to off-shore oil rigs, during 2001 and 2002. The Company is cooperating with the Antitrust Division and believes that its activities regarding brokers have not violated the antitrust laws.

            The Securities and Exchange Commission ("SEC") is conducting an investigation into allegations raised by a former employee of the Company in a lawsuit claiming retaliation and constructive discharge. These allegations relate, among other things, to certain compensation-related tax issues in several foreign jurisdictions. The Company is cooperating fully with the SEC and believes that these mattters will not result in material liability to the Company.

            The Federal Trade Commission is conducting a preliminary investigation into licensing agreements involving other pharmaceutical companies and the Company relating to the research, manufacture and sale of Recombinant Factor VIII products. The Company is cooperating with the Commission and believes that its agreements concerning its Recombinant Factor VIII products do not violate the antitrust laws.

            As discussed in Item 1., the Company is a party to, or otherwise involved in, legal proceedings under CERCLA and similar state laws directed at the cleanup of various sites including the Cyanamid-owned Bound Brook, N.J. site. The Company's potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and, for others, the final costs of cleanup have not yet been determined. As assessments and cleanups proceed, these liabilities are reviewed periodically and are adjusted as additional information becomes available. Environmental liabilities are inherently unpredictable. The liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required and other actions by governmental agencies or private parties.

            The Company's Wyeth Medica Ireland ("WMI") subsidiary has received a summons filed in the Irish High Court in Dublin by Schuurmans & Van Ginneken ("SvG"), a Netherlands-based molasses and liquid storage concern. The summons puts WMI on notice that SvG intends to file a formal complaint with the High Court alleging, inter alia, that WMI conspired with its waste disposal contractors to improperly dispose of a sugar water process stream that contained medroxyprogesterone acetate ("MPA"). SvG purchased sugar recovered from that process stream for use in its molasses refining operations. SvG has indicated that it seeks compensation for the contamination and disposal of up to 26,000 tons of molasses allegedly contaminated with MPA. SvG further seeks compensation on behalf of an unspecified number of its animal feed customers who are alleged to have used contaminated molasses in their livestock feed formulations. The summons does not specify the amount of damages sought.

            On July 26, 2002, a Brazilian Federal Public Attorney filed a public civil action against the Federal Government of Brazil, Laboratorios Wyeth-Whitehall Ltda. ("LWWL"), a Brazilian subsidiary of the Company, and Colgate Palmolive Company, as represented by its Brazilian subsidiary, Kolynos do Brasil Ltda. ("Kolynos"), seeking to nullify and overturn the April 11, 2000 decision by the Brazilian First Board of Tax Appeals which had found that the capital gain of LWWL from its divestiture of its oral healthcare business was not taxable in Brazil. The action seeks to hold LWWL jointly and severally liable with Kolynos and the Brazilian Federal Government. The amount of taxes originally attributable to the transaction was approximately $80 million. Management believes that this action is without merit.

            On January 10, 2003, the U.S. Court of Appeals for the District of Columbia Circuit reversed a decision of the District Court holding that the Company was entitled to refunds with respect to taxes paid in the amount of approximately $227 million and interest thereon (approximately $155 million) with respect to losses claimed as a deduction for federal income tax purposes arising from a partnership investment in Boca Investerings Partnership (Boca Investerings Partnership v. U.S., Docket No. 01-5429, 314 F. 3rd 625, D.C. Cir. 2003). On March 26, 2003, the
            Company's Petition for Panel Rehearing and Rehearing En Banc to the U.S. Court of Appeals for the District of Columbia Circuit were denied and remanded to the District Court for additional proceedings consistent with the U.S. Court of Appeals' opinion. The Company is considering a writ for certiorari to the U.S. Supreme Court.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 15, 2003
---------------------------------------------------------


Each officer is elected to hold office until a successor is chosen or until earlier removal or resignation. None of the executive officers is related to another:
                                                                    Elected to
         Name           Age  Offices and Positions                    Office
         ----           ---  ---------------------                    ------

Robert Essner           55   Chairman of the Board, President       May 2001
                                and Chief Executive Officer
                                Member of Executive Committee,
                                Chairman of Management,
                                Law/Regulatory Review,
                                Operations, Human Resources and
                                Benefits and Retirement
                                Committees

   Business Experience:      To March 1997, President,
                                Wyeth-Ayerst Laboratories, U.S.
                                Pharmaceuticals Business
                             March 1997 to September 1997,
                                President, Wyeth-Ayerst Global
                                Pharmaceuticals
                             September 1997 to July 2000,
                                Executive Vice President
                             July 2000 to May 2001, President
                                and Chief Operating Officer
                             May 2001 to December 2002,
                                President and Chief Executive
                                Officer
                             January 2003 to date, Chairman of
                                the Board, President and Chief
                                Executive Officer


Louis L. Hoynes, Jr.    67   Executive Vice President and           July 2000
                                General Counsel
                                Member of Management,
                                Law/Regulatory Review,
                                Operations, Human Resources
                                and Benefits and Retirement
                                Committees

   Business Experience:      1991 to July 2000, Senior Vice
                                President and General Counsel
                             July 2000 to date, Executive Vice
                                President and General Counsel

                                                                    Elected to
         Name           Age  Offices and Positions                    Office
         ----           ---  ---------------------                    ------

Kenneth J. Martin       49   Executive Vice President and          February 2000
                                Chief Financial Officer
                                Member of Management,
                                Law/Regulatory Review,
                                Operations, Human Resources
                                and Benefits and Retirement
                                Committees

   Business Experience:      To October 1996,
                                President, American Home Foods
                             November 1996 to February 1997,
                                President, International Home
                                Foods, Inc.
                             February 1997 to March 1997,
                                Executive Vice President,
                                Wyeth-Ayerst International
                             March 1997 to September 1998,
                                President, Whitehall-Robins
                             October 1998 to January 2000,
                                Senior Vice President and Chief
                                Financial Officer, Wyeth-Ayerst
                                Pharmaceuticals
                             February 2000 to June 2002,
                                Senior Vice President and
                                Chief Financial Officer
                             June 2002 to date, Executive Vice
                                President and Chief Financial
                                Officer

Bernard J. Poussot      51   Executive Vice President and           January 2001
                                President,
                                Wyeth Pharmaceuticals
                                Member of Management,
                                Law/Regulatory Review,
                                Operations and Human Resources
                                and Benefits Committees

   Business Experience:      January 1996 to September 1997,
                                President, Wyeth-Ayerst
                                International
                             September 1997 to January 2001,
                                President, Wyeth-Ayerst
                                Pharmaceuticals
                             January 2001 to June 2002, Senior
                                Vice President and President,
                                Wyeth Pharmaceuticals
                             June 2002 to date, Executive Vice
                                President and President, Wyeth
                                Pharmaceuticals

                                                                    Elected to
         Name           Age  Offices and Positions                    Office
         ----           ---  ---------------------                    ------

Lawrence V. Stein       53   Senior Vice President and Deputy       June 2001
                                General Counsel
                                Member of Law/Regulatory Review
                                and Operations Committees

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

Paul J. Jones           57   Vice President and Comptroller         April 1995
                                Member of Law/Regulatory Review
                                and Operations Committees

   Business Experience:      April 1995 to date, Vice President
                                and Comptroller

Rene R. Lewin           56   Vice President - Human Resources       May 1994
                                Member of Management,
                                Law/Regulatory Review,
                                Operations, Human Resources and
                                Benefits and Retirement
                                Committees

   Business Experience:      May 1994 to date, Vice President -
                                Human Resources

                                                                    Elected to
         Name           Age  Offices and Positions                    Office
         ----           ---  ---------------------                    ------

Marily H. Rhudy         55   Vice President - Public Affairs      September 1997
                                Member of Management and
                                Operations Committees

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

E. Thomas Corcoran      55   President, Fort Dodge Animal         September 1995
                                Health Division
                                Member of Management,
                                Operations and Human Resources
                                and Benefits Committees

   Business Experience:      September 1995 to date, President,
                                Fort Dodge Animal Health
                                Division

Ulf Wiinberg            44   President, Wyeth Consumer             February 2002
                                Healthcare
                                Member of Management,
                                Law/Regulatory Review,
                                Operations, and Human Resources
                                and Benefits Committees

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
                                Wyeth Consumer Healthcare

                                                                    Elected to
         Name           Age  Offices and Positions                    Office
         ----           ---  ---------------------                    ------

Joseph M. Mahady        49   Senior Vice President and            September 1997
                                President, Wyeth
                                Pharmaceuticals - North America
                                Member of Management and
                                Operations Committees

   Business Experience:      September 1997 to June 2002,
                                President, Wyeth
                                Pharmaceuticals - North America
                             June 2002 to date, Senior Vice
                                President and President, Wyeth
                                Pharmaceuticals - North America

Robert R. Ruffolo, Jr.  52   Senior Vice President and              June 2002
                                President, Wyeth Research
                                Member of Management,
                                Law/Regulatory Review,
                                Operations and Human Resources
                                and Benefits Committees

   Business Experience:      To November 2000, Senior Vice
                                President and Director,
                                Biological Sciences, SmithKline
                                Beecham
                             November 2000 to June 2002,
                                Executive Vice President,
                                Pharmaceutical Research and
                                Development, Wyeth Research
                             June 2002 to date, Senior Vice
                                President and President, Wyeth
                                Research

Robert N. Power         46   President, Wyeth Pharmaceuticals -     June 2002
                                International
                                Member of Management and
                                Operations Committees

   Business Experience:      March 1998 to June 2002, President,
                                Wyeth Pharmaceuticals -
                                Europe/Middle East/Africa
                             June 2002 to date, President, Wyeth
                                Pharmaceuticals - International

                                     PART II
                                     -------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            ------------------------------------------------
            STOCKHOLDER MATTERS
            -------------------

            The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. Tables showing the high and low sales price for the Common Stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as presented in Market Prices of Common Stock and Dividends on page 54 of the Company's 2002 Annual Report to Stockholders, are incorporated herein by reference.

            There were 61,111 holders of record of the Company's Common Stock as of the close of business on March 3, 2003.

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------

            The data with respect to the last five fiscal years, appearing in the Ten-Year Selected Financial Data presented on pages 26 and 27 of the Company's 2002 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

            Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 55 through 68 of the Company's 2002 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

            The Market Risk Disclosures as set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on page 65 of the Company's 2002 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

            The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 28 through 51 of the Company's 2002 Annual Report to Stockholders, the Reports of Independent Accountants on page 52, and Quarterly Financial Data (Unaudited) on page 54, are incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE
            -----------------------------------

            None.

                                    PART III
                                    --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

     (a) Information relating to the Company's directors is incorporated herein by reference to pages 3 through 5 of a definitive proxy statement filed with the Securities and Exchange Commission on March 18, 2003 ("the 2003 Proxy Statement").

     (b) Information relating to the Company's executive officers as of March 15, 2003 is furnished in Part I hereof under a separate unnumbered caption ("Executive Officers of the Registrant as of March 15, 2003").

     (c) Information relating to certain filing obligations of directors and executive officers of the Company under the federal securities laws set forth on page 9 of the 2003 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

            Information relating to executive compensation is incorporated herein by reference to pages 11 through 22 (excluding the performance graph on page 19 and the Equity Compensation Plan Information included on page 20) of the 2003 Proxy Statement. Information with respect to compensation of directors is incorporated herein by reference to pages 6 and 7 of the 2003 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            ---------------------------------------------------
            MANAGEMENT
            ----------

            Information relating to security ownership is incorporated herein by reference to pages 10 and 11 of the 2003 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

            None.

ITEM 14.    CONTROLS AND PROCEDURES
            -----------------------

            Within the 90 days prior to the date of filing this annual report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are reasonably effective in design and practice to alert them, in a timely manner, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have

                                     III-1
            been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

                                     III-2

                                     PART IV
                                     -------

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            ----------------------------------------------------------------

  (a)1.     Financial Statements
            --------------------

            The following Consolidated Financial Statements, Notes to Consolidated Financial Statements and Reports of Independent Accountants, included on pages 28 through 52 of the Company's 2002 Annual Report to Stockholders, are incorporated herein by reference.

                                                                        Pages
                                                                        -----
            Consolidated Balance Sheets as of
            December 31, 2002 and 2001                                  28

            Consolidated Statements of Operations
            for the years ended December 31,
            2002, 2001 and 2000                                         29

            Consolidated Statements of Changes in
            Stockholders' Equity for the years ended
            December 31, 2002, 2001 and 2000                            30

            Consolidated Statements of Cash Flows
            for the years ended December 31, 2002,
            2001 and 2000                                               31

            Notes to Consolidated Financial Statements                  32-51

            Reports of Independent Accountants                          52

  (a)2.     Financial Statement Schedule
            ----------------------------

            The following consolidated financial information is included in
            Part IV of this report:

                                                                        Pages
                                                                        -----
            Reports of Independent Accountants on
            Supplemental Schedule                                       IV-10

            Schedule II - Valuation and Qualifying Accounts
            for the years ended December 31, 2002,
            2001 and 2000                                               IV-11

            Schedules other than those listed above are omitted because they are not applicable.

  (a)3.     Exhibits
            --------

  Exhibit No.                             Description
  -----------                             -----------

     (2.1) Amended and Restated Agreement and Plan of Merger, dated as of December 16, 2001, by and among Amgen, AMS Acquisition Inc. and Immunex (filed as Annex A to Amendment No. 1 to Amgen's Registration Statement on Form S-4 (File No. 333-81832) on March 22, 2002 and incorporated by reference to Exhibit 2.1 of the Company's Form 10-Q for the quarter ended June 30, 2002).

     (2.2) First Amendment to Amended and Restated Agreement and Plan of Merger dated as of July 15, 2002, by and among Amgen, AMS Acquisition Inc. and Immunex (filed as Exhibit 2.2 to Post-Effective Amendment No. 1 to Amgen's Registration Statement on Form S-4 (file No. 333-81832) on July 15, 2002 and incorporated by reference to Exhibit 2.2 of the Company's Form 10-Q for the quarter ended June 30, 2002).

     (3.1) The Company's Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     (3.2) The Company's By-Laws is incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     (4.1) Indenture, dated as of April 10, 1992, between the Company and The Chase Manhattan Bank (successor to Chemical Bank), as Trustee, is incorporated by reference to Exhibit 2 of the Company's Form 8-A dated August 25, 1992 (File 1-1225).

     (4.2) Supplemental Indenture, dated October 13, 1992, between the Company and The Chase Manhattan Bank (successor to Chemical Bank), as Trustee, is incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File 1-1225).

     (4.3) Second Supplemental Indenture, dated as of March 30, 2001, between the Company and The Chase Manhattan Bank (as successor to Manufacturers Hanover Trust Company) is incorporated by reference to Exhibit 4.3 of the Registration Statement of Form S-4 of the Company filed on April 27, 2001.

     (4.4) Third Supplemental Indenture, dated as of February 14, 2003, between the Company and JPMorgan Chase Bank (as successor to Manufacturers Hanover Trust Company).

     (4.5) Amended and Restated Rights Agreement, dated as of January 8, 2002, by and between the Company and The Bank of New York, as Rights Agent, with the form of Certificate of Designation attached as Exhibit A thereto and the form of Right Certificate attached as Exhibit B thereto is incorporated herein by reference to Exhibit
              4.1 of the Company's Form 8-A/A, Amendment No. 2, dated January 8, 2002.

     (4.6) Certificate of Designation of Series A Junior Participating Preferred Stock of the Company is incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-A, dated October 14, 1999.

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

    (10.3)    Exchange and Registration Rights Agreement, dated March
              30, 2001, among the Company and Chase Securities Inc., Salomon Smith Barney Inc., as Representatives of the several Initial Purchasers, is incorporated by reference to Exhibit 4.4 of the Registration Statement on Form S-4 of the Company filed on April 27, 2001.

    (10.4) Second Amendment to the Purchase Agreement, by and among American Cyanamid Company, American Home Products Corporation, and BASF Aktiengesellschaft dated as of December 9, 2000 is incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001. (Confidential Treatment Requested - confidential portions have been omitted and filed separately with the Commission).

    (10.5) 3-Year Credit Agreement, dated as of March 3, 2003 among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto.

    (10.6) 364 Day Credit Agreement, dated as of March 3, 2003 among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto.

    (10.7)    Stockholders' Rights Agreement, dated as of December 16,
              2001, by and among Amgen, the Company, MDP Holdings, Inc. and Lederle Parenterals, Inc. (filed as Annex C to Amendment No. 1 to Amgen's Registration Statement on Form S-4 (File No. 333-81832) on March 22, 2002 and incorporated by reference to Exhibit 10.1 of the Company's Form 10-Q for the quarter ended June 30, 2002).

    (10.8)    Shareholder Voting Agreement, dated as of December 16,
              2001, among Amgen Inc., Wyeth (formerly American Home Products Corporation), MDP Holdings, Inc. and Lederle Parenterals, Inc. (incorporated by reference to Exhibit 2.2 of Immunex's Current Report on Form 8-K filed December 17, 2001).

    (10.9)* 1990 Stock Incentive Plan is incorporated by reference to Exhibit 28 of the Company's Form S-8 Registration Statement File No. 33-41434 under the Securities and Exchange Act of 1933, filed June 28, 1991 (File 1-1225).

    (10.10)* Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File 1-1225).

    (10.11)* Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-1225).

    (10.12)* Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

    (10.13)* 1993 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix III of the Company's definitive Proxy Statement filed March 18, 1999.

    (10.14)* Amendment to the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

    (10.15)* 1996 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix II of the Company's definitive Proxy Statement filed March 18, 1999.

    (10.16)* Amendment to the 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

    (10.17)* 1999 Stock Incentive Plan is incorporated by reference to Appendix I of the Company's definitive Proxy Statement filed March 18, 1999.

    (10.18)* Amendment to 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

    (10.19)*  Form of Stock Option Agreement (phased vesting).

    (10.20)* Form of Special Stock Option Agreement (three-year vesting) is incorporated by reference to Exhibit 10.28 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File 1-1225).

    (10.21)* Amendment to Special Stock Option Agreement is incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-1225).

    (10.22)*  Form of Stock Option Agreement (transferable options).


     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

    (10.23)* Form of Restricted Stock Performance Award Agreement under the 1996 Stock Incentive Plan, 1999 Stock Incentive Plan and 2002 Stock Incentive Plan (initial award).

    (10.24)* Form of Restricted Stock Performance Award Agreement under the 1996 Stock Incentive Plan, 1999 Stock Incentive Plan and 2002 Stock Incentive Plan (subsequent award).

    (10.25)* Form of Special Stock Option Agreement with Robert Essner dated June 21, 2001 (transferable option).

    (10.26)* Form of Restricted Stock Award Agreement with Robert Essner dated June 21, 2001 (cliff vesting).

    (10.27)* Form of Restricted Stock Award Agreement with Robert Ruffolo dated January 23, 2001 (phased vesting).

    (10.28)* Restricted Stock Trust Agreement under the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (File 1-1225).

    (10.29)* Management Incentive Plan, as amended to date is incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    (10.30)* 1994 Restricted Stock Plan for Non-Employee Directors, as amended to date, is incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

    (10.31)* Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

    (10.32)* Form of Stock Option Agreement under the Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit
              10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

    (10.33)*  Savings Plan, as amended, is incorporated by reference to Exhibit
              10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

    (10.34)* Retirement Plan for Outside Directors, as amended on January 27, 1994, is incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File 1-1225).

    (10.35)*  Directors' Deferral Plan as amended to date.



     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

    (10.36)* Executive Incentive Plan is incorporated by reference to Appendix D of the Company's definitive Proxy Statement, filed March 20, 2002.

    (10.37)* Deferred Compensation Plan is incorporated by reference to Exhibit 10 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

    (10.38)*  Executive Retirement Plan is incorporated by reference to Exhibit
              10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

    (10.39)*  Supplemental Employee Savings Plan is incorporated by reference to
              Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

    (10.40)* Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

    (10.41)* 2002 Stock Incentive Plan is incorporated by reference to Appendix C of the Company's definitive Proxy Statement, filed March 20, 2002.

    (10.42)* American Cyanamid Company's Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10K of American Cyanamid Company's Annual Report on Form 10-K for the year ended December 31, 1988 (File 1-3426).

    (10.43)* American Cyanamid Company's Supplemental Employees Retirement Plan Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10K of American Cyanamid Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File 1-3426).

    (10.44)* American Cyanamid Company's ERISA Excess Retirement Plan is incorporated by reference to Exhibit 10N of American Cyanamid Company's Annual Report on Form 10-K for the year ended December 31, 1988 (File 1-3426).

    (10.45)* American Cyanamid Company's Excess Retirement Plan Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10M of American Cyanamid Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File 1-3426).

    (10.46)* Form of Severance Agreement entered into between the Company and all executive officers is incorporated by reference to Exhibit
              10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File 1-1225).


     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

    (10.47)* Agreement, dated as of March 6, 2001, by and between the Company and John R. Stafford is incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

    (10.48)* Amendatory Agreement, dated as of March 6, 2001, by and between the Company and John R. Stafford is incorporated by reference to
              Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

    (10.49)* Union Savings Plan is incorporated by reference to Exhibit 10.54 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

    (10.50)* Equity Loan Agreement and Promissory Noted, dated April 9, 2002, between the Company and Ulf Wiinberg.

    (12)      Computation of Ratio of Earnings to Fixed Charges.

    (13) 2002 Annual Report to Stockholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

    (16) Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated March 18, 2002, is incorporated by reference to Exhibit to the Company's Current Report on Form 8-K, dated March 18, 2002.

    (21)      Subsidiaries of the Company.

    (23) Consent of Independent Public Accountants, PricewaterhouseCoopers LLP, relating to their report dated January 27, 2003, except for
              Note 16 which is as of March 3, 2003, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339), Form S-4 (File No. 333-59642)
              and on Form S-8 (File Nos. 2-96127, 33-24068, 33-41434, 33-53733,
              33-55449, 33-45970, 33-14458, 33-50149, 33-55456, 333-15509,
              333-76939, 333-67008, 333-64154, 333-59668, 333-89318, 333-98619
              and 333-98623) by reference to the Form 10-K of the Company filed for the year ended December 31, 2002.

    (99) Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

    (99.1) Letter to the Securities and Exchange Commission regarding Arthur Andersen LLP (pursuant to Temporary Note 3T) is incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

    (99.2) Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended to date is incorporated by reference to
              Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

    (99.3) Fifth Amendment, dated November 21, 2002, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended.

    (99.4) Sixth Amendment, dated January 10, 2003, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended.

    (99.5) Consent Decree, dated October 3, 2000, is incorporated by reference to Exhibit 99.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

    (99.6) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

    (99.7) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is incorporated by reference to Exhibit 99.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

    (99.8) Statement Under Oath made by Robert Essner, dated August 8, 2002, pursuant to the Securities and Exchange Commission Order Requiring the Filing of Sworn Statements pursuant to Section 21 (a)(1) of the Securities Exchange Act of 1934 (SEC File No. 4-460) incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K, dated August 8, 2002.

    (99.9) Statement Under Oath made by Kenneth J. Martin, dated August 8, 2002, pursuant to the Securities and Exchange Commission Order Requiring the Filing of Sworn Statements pursuant to Section 21
              (a)(1) of the Securities Exchange Act of 1934 (SEC File No. 4-460) incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K, dated August 8, 2002.

    (99.10) Press Release reporting Wyeth's earnings results for the 2002 Fourth Quarter and Full Year is incorporated by reference to
              Exhibit 99 of the Company's Current Report on Form 8-K dated January 28, 2003.

    (99.11) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is incorporated by reference to Exhibit 99.4 of the Company's Amendment to Form 10-K Annual Report for the year ended December 31, 2001 on Form 10-K/A, dated December 23, 2002.

    (99.12) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is incorporated by reference to Exhibit 99.5 of the Company's Amendment to Form 10-K Annual Report for the year ended December 31, 2001 on Form 10-K/A, dated December 23, 2002.

    (99.13) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (99.14) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (99.15) Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and between Immunex, the Company and Amgen Inc. (filed as Exhibit 10.1 to Amgen's Registration Statement on Form S-4 (File No. 333-81832) on January 31, 2002 and incorporated by reference to Exhibit 99.2 of the company's Current report on form 8-K, dated July 29, 2002).


    (b)       Reports on Form 8-K
              -------------------

              The following Current Reports on Form 8-K or Form 8-K/A were filed by the Company:

                o December 12, 2002 relating to the exchange of Immunex shares for Amgen common stock in the acquisition of Immunex by Amgen and the subsequent sales of a portion of the Company's Amgen common stock holdings (including disclosure on Item
                    2).

                o December 23, 2002 to amend the March 13, 2002 current report on Form 8-K to delete Item 5 and replace it with Item 9.

                o January 28, 2003 relating to the exchange of Immunex shares for Amgen common stock in the acquisition of Immunex by Amgen and the subsequent sales of the Company's remaining Amgen common stock holdings (including disclosure on Item
                    2).

                o January 28, 2003 to file the Company's 2002 Fourth Quarter and Full Year Press Release.

                o March 13, 2003 relating to furnishing Wyeth's 2002 Annual Report to Stockholders.

                       REPORTS OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


To the Board of Directors of Wyeth:


Our audit of the consolidated financial statements referred to in our report dated January 27, 2003, except for Note 16 which is as of March 3, 2003, included in Wyeth's Annual Report to Stockholders incorporated by reference in the Form 10-K also included an audit of the financial statement schedule listed in Item 15(a)2 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. The 2000 financial statement schedule information of the Company was audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on that financial statement schedule information in their report dated January 24, 2002.


PricewaterhouseCoopers LLP
Florham Park, NJ
January 27, 2003



The following is a copy of a report issued by Arthur Andersen LLP and included in the 2001 Form 10-K report filed on March 29, 2002. This report has not been reissued by Arthur Andersen LLP and Arthur Andersen LLP has not consented to its use in this Annual Report on Form 10-K.


To the Board of Directors and Stockholders of Wyeth:


      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in Wyeth's (formerly American Home Products Corporation) Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 2002. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                               ARTHUR ANDERSEN LLP


New York, New York
January 24, 2002


                                          Wyeth and Subsidiaries
                          Schedule II - Valuation and Qualifying Accounts For the
                               Years Ended December 31, 2002, 2001 and 2000
                                          (Dollars in thousands)


Column A                                 Column B     Column C       Column C       Column D     Column E
                                                         (1)            (2)
                                        Balance at   Additions-                                 Balance
                                        Beginning    Charged to                                 at end of
Description                             of Period    Expense      Adjustments(A)   Deductions   Period
------------------------------------    ----------   ----------   -----------      ----------   ---------

Year ended 12/31/02:
------------------------------------
Allowance for doubtful accounts         $   99,300   $    5,969   $        -       $    1,354   $ 103,915
Allowance for cash discounts                31,434      219,354            -          222,361      28,427
                                        ----------   ----------   -----------      ----------   ---------
Total accounts receivable allowances    $  130,734   $  225,323   $        -       $  223,715   $ 132,342
                                        ==========   ==========   ===========      ==========   =========

Allowance for deferred tax asssets      $   49,582   $       -    $        -       $      945   $  48,637
                                        ==========   ==========   ===========      ==========   =========

Year ended 12/31/01:
------------------------------------
Allowance for doubtful accounts         $  114,003   $   17,257   $        -       $   31,960   $  99,300
Allowance for cash discounts                30,147      219,995            -          218,708      31,434
                                        ----------   ----------   -----------      ----------   -- ------
Total accounts receivable allowances    $  144,150   $  237,252   $        -       $  250,668   $ 130,734
                                        ==========   ==========   ===========      ==========   =========

Allowance for deferred tax asssets      $   51,153   $       -    $        -       $    1,571   $  49,582
                                        ==========   ==========   ===========      ==========   =========

Year ended 12/31/00:
------------------------------------
Allowance for doubtful accounts         $  113,640   $   30,187   $        94      $   29,918   $ 114,003
Allowance for cash discounts                28,119      204,032        (1,787)        200,217      30,147
                                        ----------   ----------   -----------      ----------   ---------
Total accounts receivable allowances    $  141,759   $  234,219   $    (1,693)     $  230,135   $ 144,150
                                        ==========   ==========   ===========      ==========   =========

Allowance for deferred tax asssets      $  151,409   $       74   $  (100,330)     $       -    $  51,153
                                        ==========   ==========   ===========      ==========   =========


(A) Represents adjustments to the beginning balance as a result of the consolidation of pharmaceutical operations in India and Japan, effective January 1, 2000, which were previously accounted for on an equity basis.


                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WYETH
                                      -----
                                  (Registrant)

March 31, 2003                     By /S/      Kenneth J. Martin
                                   ---------------------------------------
                                               Kenneth J. Martin
                                               Executive Vice President
                                               and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            Signatures                    Title                        Date
            ----------                    -----                        ----

Principal Executive Officer:

/S/  Robert Essner                  Chairman of the Board,        March 31, 2003
---------------------------------   President and
     Robert Essner                  Chief Executive Officer

Principal Financial Officer:

/S/  Kenneth J. Martin              Executive Vice President      March 31, 2003
---------------------------------   and Chief Financial Officer
     Kenneth J. Martin

Principal Accounting Officer:

/S/  Paul J. Jones                  Vice President and            March 31, 2003
---------------------------------   Comptroller
     Paul J. Jones

Directors:

/S/  Clifford L. Alexander, Jr.     Director                      March 31, 2003
---------------------------------
     Clifford L. Alexander, Jr.

/S/  Frank A. Bennack, Jr.          Director                      March 31, 2003
---------------------------------
     Frank A. Bennack, Jr.

/S/  Richard L. Carrion             Director                      March 31, 2003
---------------------------------
     Richard L. Carrion

/S/  John D. Feerick                Director                      March 31, 2003
---------------------------------
     John D. Feerick

/S/  John P. Mascotte               Director                      March 31, 2003
---------------------------------
     John P. Mascotte

/S/  Mary Lake Polan,
     M.D., Ph.D., M.P.H.            Director                      March 31, 2003
---------------------------------
     Mary Lake Polan,
     M.D., Ph.D., M.P.H.

/S/  Ivan G. Seidenberg             Director                      March 31, 2003
---------------------------------
     Ivan G. Seidenberg

/S/  Walter V. Shipley              Director                      March 31, 2003
---------------------------------
     Walter V. Shipley

/S/  John R. Torell III             Director                      March 31, 2003
---------------------------------
     John R. Torell III

                                 Certifications
                                 --------------

      I, Robert Essner, certify that:

          1. I have reviewed this annual report on Form 10-K of Wyeth (the registrant);

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





                              By /s/ Robert Essner
                              --------------------------------
                                     Robert Essner
                      Chairman, President and Chief Executive Officer


Date: March 31, 2003

                                 Certifications
                                 --------------


      I, Kenneth J. Martin, certify that:

          1. I have reviewed this annual report on Form 10-K of Wyeth (the registrant);

          2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






                            By /s/ Kenneth J. Martin
                            -----------------------------------
                                   Kenneth J. Martin
                    Executive Vice President and Chief Financial Officer


Date: March 31, 2003

                                INDEX TO EXHIBITS
                                -----------------

    Exhibit No.                           Description
    -----------                           -----------

     (4.4) Third Supplemental Indenture, dated as of February 14, 2003, between the Company and JPMorgan Chase Bank (as successor to Manufacturers Hanover Trust Company).

    (10.5) 3-Year Credit Agreement, dated as of March 3, 2003 among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto.

    (10.6) 364 Day Credit Agreement, dated as of March 3, 2003 among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto.

    (10.19)*  Form of Stock Option Agreement (phased vesting).

    (10.22)*  Form of Stock Option Agreement (transferable options).

    (10.23)* Form of Restricted Stock Performance Award Agreement under the 1996 Stock Incentive Plan, 1999 Stock Incentive Plan and 2002 Stock Incentive Plan (initial award).

    (10.24)* Form of Restricted Stock Performance Award Agreement under the 1996 Stock Incentive Plan, 1999 Stock Incentive Plan and 2002 Stock Incentive Plan (subsequent award).

    (10.25)* Form of Special Stock Option Agreement with Robert Essner dated June 21, 2001 (transferable option).

    (10.26)* Form of Restricted Stock Award Agreement with Robert Essner dated June 21, 2001 (cliff vesting).

    (10.27)* Form of Restricted Stock Award Agreement with Robert Ruffolo dated January 23, 2001 (phased vesting).

    (10.35)*  Directors' Deferral Plan as amended to date.

    (10.50)* Equity Loan Agreement and Promissory Note, dated April 9, 2002, between the Company and Ulf Wiinberg.

    (12)      Computation of Ratio of Earnings to Fixed Charges.

    (13) 2002 Annual Report to Stockholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.


     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

    (21)      Subsidiaries of the Company.

    (23) Consent of Independent Public Accountants, PricewaterhouseCoopers LLP, relating to their report dated January 27, 2003, except for
              Note 16 which is as of March 3, 2002, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324 and 33-57339), Form S-4 (File No. 333-59642)
              and on Form S-8 (File Nos. 2-96127, 33-24068, 33-41434, 33-53733,
              33-55449, 33-45970, 33-14458, 33-50149, 33-55456, 333-15509,
              333-76939, 333-67008, 333-64154, 333-59668, 333-89318, 333-98619
              and 333-98623) by reference to the Form 10-K of the Company filed for the year ended December 31, 2002.

    (99) Cautionary Statements regarding "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995.

    (99.3) Fifth Amendment, dated November 21, 2002, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended.

    (99.4) Sixth Amendment, dated January 10, 2003, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended.

    (99.13) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    (99.14) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.