Form 10-Q
period 2003-03-31
WYETH
filed 2003-05-15
CIK 5187

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

For the quarterly period ended                     Commission file number 1-1225
March 31, 2003

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


Registrant's telephone number, including area code (973) 660-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                     Yes X       No
                                                       -----       --

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).            Yes X       No
                                                       -----       --



The number of shares of Common Stock outstanding as of the close of business on April 30, 2003:

                                                          Number of
                     Class                            Shares Outstanding
       ---------------------------------              ------------------
       Common Stock, $0.33-1/3 par value                1,327,966,729

================================================================================

                                      WYETH

                                      INDEX

                                                                        Page No.

Part I  -  Financial Information                                             2

           Item 1. Consolidated Condensed Financial Statements:

                   Consolidated Condensed Balance Sheets -
                      March 31, 2003 and December 31, 2002                   3

                   Consolidated Condensed Statements of Operations -
                      Three Months Ended March 31, 2003 and 2002             4

                   Consolidated Condensed Statements of Changes in
                      Stockholders' Equity - Three Months Ended
                      March 31, 2003 and 2002                                5

                   Consolidated Condensed Statements of Cash Flows -
                      Three Months Ended March 31, 2003 and 2002             6

                   Notes to Consolidated Condensed Financial Statements    7-14

           Item 2. Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       15-25

           Item 3. Quantitative and Qualitative Disclosures About Market
                      Risk                                                  26

           Item 4. Controls and Procedures                                26-27

Part II -  Other Information                                                28

           Item 1. Legal Proceedings                                      28-29

           Item 6. Exhibits and Reports on Form 8-K                         30

Signature                                                                   31

Certifications                                                            32-35

Exhibit Index                                                             EX-1


Items other than those listed above have been omitted because they are not applicable.

                         Part I - Financial Information
                         ------------------------------

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements include all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2003 and December 31, 2002, and the results of its operations, cash flows and changes in stockholders' equity for the three months ended March 31, 2003 and 2002. It is suggested that these consolidated condensed financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K.

                                                WYETH
                                CONSOLIDATED CONDENSED BALANCE SHEETS
                               (In Thousands Except Per Share Amounts)
                                             (Unaudited)
                                                                       March 31,       December 31,
                                                                         2003              2002
                                                                      -----------      ------------
ASSETS
Cash and cash equivalents                                              $2,748,939        $2,943,604
Marketable securities                                                   1,034,911         1,003,275
Amgen investment                                                              -           1,509,947
Accounts receivable less allowances                                     2,104,355         2,379,819
Inventories:
     Finished goods                                                       827,727           736,360
     Work in progress                                                     923,509           808,711
     Materials and supplies                                               431,634           447,653
                                                                      -----------      ------------
                                                                        2,182,870         1,992,724
Other current assets including deferred taxes                           2,261,313         1,766,483
                                                                      -----------      ------------
     Total Current Assets                                              10,332,388        11,595,852

Property, plant and equipment                                          10,229,820         9,834,985
     Less accumulated depreciation                                      2,706,895         2,599,293
                                                                      -----------      ------------
                                                                        7,522,925         7,235,692
Goodwill                                                                3,764,648         3,745,749
Other intangibles, net of accumulated amortization
  (March 31, 2003-$102,892 and December 31, 2002-$95,223)                 141,953           145,915
Other assets including deferred taxes                                   3,802,643         3,271,741
                                                                      -----------      ------------
     Total Assets                                                     $25,564,557       $25,994,949
                                                                      ===========      ============

LIABILITIES
Loans payable                                                            $513,993          $804,894
Trade accounts payable                                                    600,146           672,633
Accrued expenses                                                        3,762,811         3,788,653
Accrued federal and foreign taxes                                         815,072           209,479
                                                                      -----------      ------------
     Total Current Liabilities                                          5,692,022         5,475,659

Long-term debt                                                          6,409,250         7,546,041
Accrued postretirement benefit obligations other than pensions            983,205           965,081
Other noncurrent liabilities                                            3,734,351         3,852,256

Contingencies and commitments (Note 3)

STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share                   45                46
Common stock, par value $0.33-1/3 per share                               442,345           442,019
Additional paid-in capital                                              4,604,372         4,582,773
Retained earnings                                                       4,259,120         3,286,645
Accumulated other comprehensive loss                                     (560,153)         (155,571)
                                                                      -----------      ------------
     Total Stockholders' Equity                                         8,745,729         8,155,912
                                                                      -----------      ------------
     Total Liabilities and Stockholders' Equity                       $25,564,557       $25,994,949
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

                                      WYETH
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                          Three Months
                                                         Ended March 31,
                                                   ---------------------------
                                                      2003             2002
                                                   ----------       ----------
Net revenue                                        $3,689,057       $3,643,521
                                                   ----------       ----------
Cost of goods sold                                    928,304          802,179
Selling, general and administrative expenses        1,291,470        1,270,284
Research and development expenses                     513,514          480,206
Interest expense, net                                  27,000           53,338
Other expense (income), net                             6,735          (84,648)
Gain on sale of Amgen shares                         (860,554)             -
                                                   ----------       ----------

Income before federal and foreign taxes             1,782,588        1,122,162
Provision for federal and foreign taxes               504,706          250,242
                                                   ----------       ----------


Net income                                         $1,277,882         $871,920
                                                   ==========       ==========


Basic earnings per share                                $0.96            $0.66
                                                   ==========       ==========


Diluted earnings per share                              $0.96            $0.65
                                                   ==========       ==========


Dividends paid per share of common stock                $0.23            $0.23
                                                   ==========       ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                               WYETH
                                CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (In Thousands Except Per Share Amounts)
                                                            (Unaudited)
Three Months Ended March 31, 2003:
                                                $2.00                                                Accumulated
                                             Convertible                Additional                      Other            Total
                                              Preferred      Common      Paid-in       Retained     Comprehensive    Stockholders'
                                                Stock        Stock       Capital       Earnings         Loss             Equity
                                             -----------    --------    ----------    ----------    -------------    -------------
Balance at January 1, 2003                           $46    $442,019    $4,582,773    $3,286,645        $(155,571)      $8,155,912

Net income                                                                             1,277,882                         1,277,882
Currency translation adjustments                                                                          115,342          115,342
Unrealized losses on derivative contracts                                                                  (7,210)          (7,210)
Unrealized gains on marketable securities                                                                   2,400            2,400
Realized gain reclassified to net income                                                                 (515,114)        (515,114)
                                                                                                                     -------------
     Comprehensive income, net of tax                                                                                      873,300
                                                                                                                     =============

Cash dividends declared (1)                                                             (305,101)                         (305,101)
Common stock issued for stock options                            294        19,016                                          19,310
Other exchanges                                       (1)         32         2,583          (306)                            2,308
                                             -----------    --------    ----------    ----------    -------------    -------------
Balance at March 31, 2003                            $45    $442,345    $4,604,372    $4,259,120        $(560,153)      $8,745,729
                                             ===========    ========    ==========    ==========    =============    =============


Three Months Ended March 31, 2002:
                                                $2.00                                                Accumulated
                                             Convertible                Additional                      Other            Total
                                              Preferred      Common      Paid-in       Retained     Comprehensive    Stockholders'
                                                Stock        Stock       Capital       Earnings         Loss             Equity
                                             -----------    --------    ----------    ----------    -------------    -------------
Balance at January 1, 2002                           $51    $440,190    $4,295,051      $170,309        $(833,028)      $4,072,573

Net income                                                                               871,920                           871,920
Currency translation adjustments                                                                          (33,711)         (33,711)
Unrealized gains on derivative contracts                                                                      274              274
Unrealized losses on marketable securities                                                                 (8,679)          (8,679)
                                                                                                                     -------------
     Comprehensive income, net of tax                                                                                      829,804
                                                                                                                     -------------

Cash dividends declared                                                                 (304,377)                         (304,377)
Common stock issued for stock options                          1,541       136,739                                         138,280
Other exchanges                                       (1)        109        26,950        (1,960)                           25,098
                                             -----------    --------    ----------    ----------    -------------    -------------
Balance at March 31, 2002                            $50    $441,840    $4,458,740      $735,892        $(875,144)      $4,761,378
                                             ===========    ========    ==========    ==========    =============    =============

(1)  Includes the preferred stock cash dividend of $0.50 per share ($9 in the aggregate) declared March 5, 2003 and payable on April 1, 2003.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                              WYETH
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                           (Unaudited)
                                                                           Three Months
                                                                          Ended March 31,
                                                                    ---------------------------
                                                                       2003             2002
                                                                    ----------       ----------
Operating Activities
--------------------
Net income                                                          $1,277,882         $871,920
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
   Gain on sale of Amgen shares                                       (860,554)             -
   Gains on sales of assets                                             (2,697)         (47,191)
   Depreciation and amortization                                       131,100          120,602
   Deferred income taxes                                                (1,871)         221,787
   Diet drug litigation payments                                      (134,627)        (712,176)
   Security fund deposit                                              (535,200)        (370,000)
   Changes in working capital, net                                     445,184         (522,248)
   Other items, net                                                      9,216          (24,235)
                                                                    ----------       ----------
Net cash provided by (used for) operating activities                   328,433         (461,541)
                                                                    ----------       ----------

Investing Activities
--------------------
Purchases of property, plant and equipment                            (344,614)        (341,689)
Proceeds from sales of Amgen common stock                            1,579,917              -
Proceeds from sales of assets                                            7,860          348,315
Proceeds from sales and maturities of marketable securities            176,242        1,287,860
Purchases of marketable securities                                    (203,333)        (701,086)
                                                                    ----------       ----------
Net cash provided by investing activities                            1,216,072          593,400
                                                                    ----------       ----------

Financing Activities
--------------------
Net proceeds from (repayments of) debt                              (1,456,650)         632,309
Dividends paid                                                        (305,092)        (304,377)
Exercises of stock options                                              19,310          138,280
                                                                    ----------       ----------
Net cash provided by (used for) financing activities                (1,742,432)         466,212
                                                                    ----------       ----------
Effects of exchange rate changes on cash balances                        3,262           (1,881)
                                                                    ----------       ----------
Increase (decrease) in cash and cash equivalents                      (194,665)         596,190
Cash and cash equivalents, beginning of period                       2,943,604        1,744,734
                                                                    ----------       ----------
Cash and cash equivalents, end of period                            $2,748,939       $2,340,924
                                                                    ==========       ==========


Supplemental Information
------------------------
Interest payments                                                     $155,240         $162,362
Income tax payments, net of refunds                                    112,800          126,053

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Summary of Significant Accounting Policies
          ------------------------------------------

          The following policies are required interim updates to those disclosed in Footnote 1 of the 2002 Annual Report on Form 10-K:

          Stock-Based Compensation: The Company has five Stock Incentive Plans which it accounts for using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                      Three Months
                                                                     Ended March 31,
                                                                -------------------------
          (In thousands except per share amounts)                  2003            2002
          -----------------------------------------------       ----------       --------
          Net income, as reported                               $1,277,882       $871,920
          Deduct: total stock-based employee compensation
            expense determined under fair value-based
            method for all awards, net of tax                       82,375         61,965
                                                                ----------       --------

          Pro forma net income                                  $1,195,507       $809,955
                                                                ==========       ========

          Earnings per share:
            Basic - as reported                                      $0.96          $0.66
                                                                ==========       ========
            Basic - pro forma                                        $0.90          $0.61
                                                                ==========       ========

            Diluted - as reported                                    $0.96          $0.65
                                                                ==========       ========
            Diluted - pro forma                                      $0.90          $0.61
                                                                ==========       ========


          Goodwill and Other Intangibles: On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. With the adoption of SFAS No. 142, goodwill is no longer being amortized but is subject to at least an annual assessment for impairment by applying a fair value-based test. The same applies to other intangibles that have been determined to have indefinite useful lives. However, other intangibles with finite lives will continue to be amortized. The Company's other intangibles, which all have finite lives, are being amortized over their estimated useful lives ranging from three to 10 years.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The changes in the carrying amount of goodwill by segment for the three months ended March 31, 2003, are as follows:

                                                                  Consumer
          (In thousands)                     Pharmaceuticals     Healthcare       Total
          --------------------------------   ---------------     ----------     ----------
          Balance at January 1, 2003           $3,155,403         $590,346      $3,745,749
          Currency translation adjustments         18,426              473          18,899
                                               ----------         --------      ----------
          Balance at March 31, 2003            $3,173,829         $590,819      $3,764,648
                                               ==========         ========      ==========


Note 2.   Issuance of Notes and Credit Facilities
          ---------------------------------------

          Issuance of $1,800.0 Million of Notes:

          On February 11, 2003, the Company issued $1,800.0 million of Notes. The issuance consisted of two tranches of Notes, each of which pays interest semiannually, as follows:

              o $300.0 million 4.125% Notes due March 1, 2008 with interest payments due on March 1 and September 1

              o $1,500.0 million 5.25% Notes due March 15, 2013 with interest payments due on March 15 and September 15

          The interest rate payable on each of these tranches of Notes is subject to an increase of 0.25 percentage points per level of downgrade in the Company's credit rating by Moody's or S&P. There is no adjustment to the interest rate payable on either series of Notes for the first single-level downgrade in the Company's credit rating by S&P. If Moody's or S&P subsequently were to increase the Company's credit rating, the interest rate payable on each series of Notes is subject to a decrease of 0.25 percentage points for each level of credit rating increase. The interest rate payable for both series of Notes cannot be reduced below the original coupon rate of either series of Notes. However, the total adjustment to the interest rate for either series of Notes cannot exceed two percentage points and the interest rate in effect on March 15, 2006, for both series of Notes, will become the effective interest rate until maturity. The Company would incur a total of approximately $4.5 million of additional annual interest expense for every 0.25 percentage point increase in the interest rate.

          The Company entered into two interest rate swaps with an aggregate notional amount of $300.0 million relating to the $300.0 million 4.125% Notes and two interest rate swaps with an aggregate notional amount of $1,500.0 million relating to the $1,500.0 million 5.25% Notes whereby the Company effectively converted the fixed rate of interest on these Notes to a floating rate, which is based on LIBOR.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          New Credit Facility:

          In March 2003, the Company's $3,000.0 million credit facility matured. Concurrent with this maturity, the Company entered into new credit facilities totaling $2,700.0 million. These credit facilities are composed of a $1,350.0 million, 364-day facility and a $1,350.0 million three-year facility. The maturity date of any borrowings under the $1,350.0 million, 364-day credit facility that are outstanding upon its termination in February 2004 is extendible by the Company for an additional year. The credit facilities contain substantially identical financial and other covenants, representations, warranties, conditions and default provisions as the maturing facility.

          At March 31, 2003, the Company had commercial paper outstanding of $557.7 million which is supported by the credit facilities identified above and was classified as long-term debt.


Note 3.   Contingencies and Commitments
          -----------------------------

          The Company is involved in various legal proceedings, including product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

          The nationwide class action settlement to resolve litigation brought against the Company regarding use of the diet drugs PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen") or REDUX received final judicial approval effective January 3, 2002. In connection with the REDUX and PONDIMIN diet drug matter, the Company has recorded litigation charges totaling $14,600.0 million. These charges are intended to cover the total amount required to resolve all diet drug litigation, including anticipated funding requirements for the nationwide class action settlement, anticipated costs to resolve the claims of any members of the settlement class who in the future may exercise an intermediate or back-end opt out right, costs to resolve the claims of primary pulmonary hypertension (PPH) claimants and initial opt out claimants, and administrative and litigation expenses.

          During the 2003 first three months, individual settlement payments, legal fees and other costs totaling $134.6 million were paid and applied against the litigation accrual. At March 31, 2003, $1,816.1 million of the litigation accrual remained.

          In December 2002, following a joint motion by the Company and plaintiffs' counsel, the Court approved an amendment to the settlement agreement which provided for the merger of Funds A and B into a combined fund which will now cover all expenses and injury claims in connection with the settlement. The effect of the merger is to accelerate the spillover of the expected remainder in Fund A, which will now be available to pay

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          Fund B claims. The merger of the two funds took place in January 2003. In February 2003, as required by the amendment to the settlement agreement merging the two settlement funds, an additional $535.2 million was added by the Company to the security fund. The Company established the security fund as collateral for the Company's financial obligations under the settlement. The amounts in the security fund are owned by the Company and will earn interest income for the Company while residing in the security fund.

          The Company continuously reviews its diet drug litigation reserve as additional information becomes available with respect to claims both inside and outside of the nationwide class action settlement. Within the settlement, the number of individuals who have filed claims that allege significant heart valve disease (known as matrix claims) has been higher than had been anticipated. While the Company does not have precise current information, the settlement trust has recorded in excess of 61,000 matrix-level claim forms to date and it is likely that a substantial number of forms have been received but not yet logged in. Only half of these forms have been processed to date, and only a very small percentage of that half have been found valid and been paid. In addition, in light of substantial questions that have been raised concerning the validity of many of these matrix claims, the federal court overseeing the nationwide settlement has ordered that 100% of the matrix claims be audited for eligibility for awards under the settlement. That 100% audit process is just now beginning and the Company expects that, as a result of the audit process, only a fraction of the actual claim forms submitted will result in a payment.

          With respect to claims outside of the settlement, the Company has resolved the claims of all but a small percentage of the "initial" opt outs (i.e., those individuals who exercised their right to opt out of the settlement class) and continues to work toward resolving the rest. In regard to those class members who seek to exercise a "downstream" opt out right provided by the settlement, based on preliminary estimates, approximately 70,000 intermediate opt out forms were submitted by May 3, 2003, the applicable deadline for most class members (other than qualified class members receiving echocardiograms through the settlement trust after January 3, 2003, who may exercise intermediate opt out rights within 120 days after the date of their echocardiogram). The number of class members who have purported to exercise a back-end opt out right is estimated to be 20,000 and certain additional class members will be entitled to exercise back-end opt out rights in the future. However, the Company expects that the number of valid opt outs will be substantially less than the number of forms submitted. First, there is no estimate at this time of the percentage of those purported exercise forms that are valid, i.e., forms that are not duplicative of other filings, that are not filed on behalf of individuals who have already either received payments from the settlement trust or settlements from the Company, and are otherwise not invalid on their face. Second, there is no estimate at this time of the percentage of the purported opt outs that satisfy the settlement's medical eligibility requirements. The Company is vigorously challenging all intermediate and back-end opt out claims of disputed validity or questionable medical eligibility and the number of such claims that meet the settlement criteria will not be known for some time.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          Intermediate and back-end opt outs who meet the settlement's criteria may pursue lawsuits against the Company, but must prove their cases without relying on verdicts, judgments or factual findings made in other lawsuits. They also may not seek or recover punitive, exemplary or multiple damages and may sue only for the valvular condition giving rise to their opt out right. The Company plans to vigorously defend such lawsuits.

          Based upon the information currently available, the Company believes that there is no basis to change its reserves to cover the remaining obligations relating to the diet drug litigation. However, in light of the inherent uncertainty in estimating litigation exposure and the fact that substantial additional information will become available in the future, it is possible that additional reserves may be required.

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


Note 4.   Restructuring Program
          ---------------------

          In December 2002, the Company recorded a special charge for restructuring and related asset impairments of $340.8 million to recognize the costs of closing certain manufacturing facilities and two research facilities, as well as the elimination of certain positions at the Company's facilities. The Company recorded its asset impairments in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and its restructuring charges, including personnel and other costs, in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

          The restructuring will ultimately result in the elimination of approximately 3,150 positions worldwide. The reductions in workforce are permanent and affected all of the Company's segments, including Corporate. As of March 31, 2003, the Company has initiated the process of closing certain manufacturing facilities and had eliminated approximately 2,565 positions.

          The activity in the restructuring accruals was as follows:

                                                         Personnel    Other Closure/
          (In thousands)                                   Costs        Exit Costs        Total
          -------------------------------------------    ---------    --------------     --------
          Restructuring accruals at December 31, 2002     $163,700           $73,000     $236,700
          Cash expenditures                                (55,900)           (5,400)     (61,300)
                                                         ---------    --------------     --------
          Restructuring accruals at March 31, 2003        $107,800           $67,600     $175,400
                                                         =========    ==============     ========

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.   Company Data by Segment
          -----------------------

          The Company has three segments: Pharmaceuticals, Consumer Healthcare and Corporate. The Company's Pharmaceuticals and Consumer Healthcare operating segments are strategic business units that are managed separately because they manufacture, distribute and sell distinct products and provide services, which require various technologies and marketing strategies.

                                         Net Revenue                  Income before Taxes (*)
                                  ---------------------------       ---------------------------
                                         Three Months                      Three Months
                                        Ended March 31,                   Ended March 31,
          (In thousands)          ---------------------------       ---------------------------
          Segment                    2003             2002             2003             2002
          -------------------     ----------       ----------       ----------       ----------
          Pharmaceuticals         $3,157,053       $3,149,044         $943,882       $1,073,208
          Consumer Healthcare        532,004          494,477           80,204          159,479
                                  ----------       ----------       ----------       ----------
                                   3,689,057        3,643,521        1,024,086        1,232,687
          Corporate                      -                -            758,502         (110,525)
                                  ----------       ----------       ----------       ----------
          Total                   $3,689,057       $3,643,521       $1,782,588       $1,122,162
                                  ==========       ==========       ==========       ==========

          (*) Corporate for the 2003 first quarter included a gain of $860,554 relating to the sale of Amgen shares.


Note 6.   Earnings per Share
          ------------------

          The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                                                    Three Months
                                                                                   Ended March 31,
                                                                            -----------------------------
          (In thousands except per share amounts)                              2003               2002
          ------------------------------------------------------            ----------          ---------
          Net income less preferred dividends                               $1,277,873           $871,910
          Denominator:
           Weighted average number of common shares outstanding              1,327,131          1,323,940
                                                                            ----------          ---------

          Basic earnings per share                                               $0.96              $0.66
                                                                            ==========          =========

          Net income                                                        $1,277,882           $871,920
          Denominator:
            Weighted average number of common shares outstanding             1,327,131          1,323,940
            Common stock equivalents of outstanding stock
              options and deferred common stock awards                           4,282             14,567
                                                                            ----------          ---------
          Total shares                                                       1,331,413          1,338,507
                                                                            ----------          ---------

          Diluted earnings per share                                             $0.96              $0.65
                                                                            ==========          =========

          At March 31, 2003 and 2002, the equivalent of 88.9 million and 0.9 million common shares, respectively, issuable under the Company's Stock Incentive Plans, were excluded from the computation of diluted earnings per share because the effect would have been antidilutive.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7.   Marketable Securities
          ---------------------

          The cost, gross unrealized gains and (losses), and fair value of available-for-sale and held-to-maturity securities by major security type at March 31, 2003 and December 31, 2002, were as follows:

                                                                       Gross           Gross
          (In thousands)                                             Unrealized      Unrealized        Fair
          At March 31, 2003                             Cost           Gains          (Losses)         Value
          ----------------------------------         ----------      ----------      ----------      ----------
          Available-for-sale:
             U.S. Treasury securities                  $147,654            $642           $(132)       $148,164
             Commercial paper                            33,930             -               -            33,930
             Certificates of deposit                     30,544              18              (4)         30,558
             Corporate debt securities                  187,406             693            (114)        187,985
             Other debt securities                        9,625             209             -             9,834
             Institutional fixed income fund            513,277          19,116             -           532,393
                                                     ----------      ----------      ----------      ----------
          Total available-for-sale                      922,436          20,678            (250)        942,864
                                                     ----------      ----------      ----------      ----------
          Held-to-maturity:
             Time / term deposits                        25,000             -               -            25,000
             Commercial paper                            58,521             -               -            58,521
             Certificates of deposit                        250             -               -               250
             Other debt securities                        8,276             -               -             8,276
                                                     ----------      ----------      ----------      ----------
          Total held-to-maturity                         92,047             -               -            92,047
                                                     ----------      ----------      ----------      ----------
                                                     $1,014,483         $20,678           $(250)     $1,034,911
                                                     ==========      ==========      ==========      ==========


                                                                       Gross           Gross
          (In thousands)                                             Unrealized      Unrealized        Fair
          At December 31, 2002                          Cost           Gains          (Losses)         Value
          ----------------------------------         ----------      ----------      ----------      ----------
          Available-for-sale:
             U.S. Treasury securities                  $105,583            $615            $(15)       $106,183
             Commercial paper                            57,397             -               -            57,397
             Certificates of deposit                     29,218              77             -            29,295
             Corporate debt securities                  214,127           1,202            (388)        214,941
             Other debt securities                        9,702             150             -             9,852
             Institutional fixed income fund            510,574          16,312             -           526,886
                                                     ----------      ----------      ----------      ----------
          Total available-for-sale                      926,601          18,356            (403)        944,554
                                                     ----------      ----------      ----------      ----------
          Held-to-maturity:
             Time / term deposits                        30,002             -               -            30,002
             U.S. Treasury securities                     1,996             -               -             1,996
             Commercial paper                            10,473             -               -            10,473
             Certificates of deposit                     15,251             -               -            15,251
             Other debt securities                          999             -               -               999
                                                     ----------      ----------      ----------      ----------
          Total held-to-maturity                         58,721             -               -            58,721
                                                     ----------      ----------      ----------      ----------
                                                       $985,322         $18,356           $(403)     $1,003,275
                                                     ==========      ==========      ==========      ==========

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The contractual maturities of debt securities classified as available-for-sale and held-to-maturity as of March 31, 2003 were as follows:

                                                                        Fair
          (In thousands)                                    Cost        Value
          ----------------------------------------        --------     --------
          Available-for-sale:
             Due within one year                          $174,400     $174,370
             Due after one year through five years         234,759      236,101
             Due after five years through 10 years             -            -
             Due after 10 years                                -            -
                                                          --------     --------
                                                          $409,159     $410,471
                                                          ========     ========

          All held-to-maturity debt securities are due within one year and had aggregate fair values of $92.0 million.


Note 8.   Sale of Amgen Common Stock Investment
          -------------------------------------

          During the first quarter of 2003, the Company completed the sale of the remaining 31,235,958 shares of Amgen common stock held by the Company at December 31, 2002. These remaining shares netted proceeds of $1,579.9 million and resulted in a gain of $860.6 million ($558.7 million after-tax or $0.42 per share-diluted).

                Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2003

Item 2.   Results of Operations
          ---------------------

          Worldwide net revenue for the 2003 first quarter was 1% higher compared with prior year levels. The increase in worldwide net revenue for the 2003 first quarter was due primarily to higher worldwide net revenue of consumer healthcare. Excluding the impact of foreign exchange, worldwide net revenue decreased 2% for the 2003 first quarter.

          The following table sets forth worldwide net revenue results by operating segment together with the percentage changes from the comparable period in the prior year:

                                              Net Revenue
                                       -------------------------
                                              Three Months
                                             Ended March 31,
          ($ in millions)              -------------------------
          Operating Segment              2003             2002        % Increase
          ------------------------     --------         --------      ----------
          Pharmaceuticals              $3,157.1         $3,149.0            -
          Consumer Healthcare             532.0            494.5            8%
                                       --------         --------      ----------
          Total                        $3,689.1         $3,643.5            1%
                                       ========         ========      ==========


          Pharmaceuticals
          ---------------

          Worldwide pharmaceutical net revenue was flat for the 2003 first quarter. Excluding the impact of foreign exchange, worldwide pharmaceutical net revenue decreased 3% for the 2003 first quarter.

          Worldwide human pharmaceutical net revenue was flat as higher sales of EFFEXOR XR (substantial global growth), PROTONIX (strong prescription volume growth) and PREVNAR (reflecting consistent increased manufacturing capability) were offset by lower sales of the PREMARIN family of products and CORDARONE I.V. (market exclusivity ended October 2002). Excluding the impact of foreign exchange, worldwide human pharmaceutical net revenue decreased 3% for the 2003 first quarter.

          Worldwide animal health product net revenue increased 13% for the 2003 first quarter. The increase in sales of animal health products was due primarily to higher U.S. sales of the Company's WEST NILE - INNOVATOR biological vaccine for horses. Excluding the impact of foreign exchange, worldwide animal health product net revenue increased 11% for the 2003 first quarter.

                Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2003

          The following table sets forth the significant worldwide human pharmaceutical and animal health net revenue by product for the three months ended March 31, 2003 compared with the same period in the prior year:

                                                         Three Months
                                                        Ended March 31,
          (In millions)                          -----------------------------
          Products                                 2003                 2002
          ---------------------------            --------             --------
          EFFEXOR                                  $593.5               $422.1
          PREMARIN family                           402.7                675.6
          PROTONIX                                  360.0                247.1
          PREVNAR                                   228.8                148.2
          Nutritionals                              202.8                204.0
          Oral Contraceptives                       154.3                186.7
          ZOSYN/TAZOCIN                             140.1                102.2
          ZOTON                                      72.5                 67.5
          BENEFIX                                    58.6                 46.4
          ATIVAN                                     55.0                 53.3
          ReFacto                                    52.3                 38.4
          SYNVISC                                    49.1                 45.0
          RAPAMUNE                                   44.7                 23.6
          ENBREL                                     42.8                 33.6
          Alliance revenue                           94.7                 77.2
          Other                                     423.2                616.6
                                                 --------             --------
          Total human pharmaceuticals             2,975.1              2,987.5
                                                 --------             --------

          WEST NILE - INNOVATOR                      20.9                  5.8
          Other                                     161.1                155.7
                                                 --------             --------
          Total animal health                       182.0                161.5
                                                 --------             --------

          Total pharmaceuticals                  $3,157.1             $3,149.0
                                                 ========             ========


          Consumer Healthcare
          -------------------

          Worldwide consumer healthcare net revenue increased 8% for the 2003 first quarter due primarily to sales of ALAVERT (introduced in the 2002 fourth quarter) and higher sales of cough/cold/allergy products offset, in part, by lower sales of CENTRUM products. Excluding the impact of foreign exchange, worldwide consumer healthcare net revenue increased 5% for the 2003 first quarter.

                Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2003

          The following table sets forth the significant worldwide consumer healthcare net revenue by product for the three months ended March 31, 2003 compared with the same period in the prior year:

                                                          Three Months
                                                         Ended March 31,
          (In millions)                            ---------------------------
          Products                                  2003                 2002
          ---------------------------              ------               ------
          CENTRUM                                  $119.7               $129.9
          ADVIL (*)                                 108.9                110.1
          Cough/cold/allergy products               105.4                 84.0
          CALTRATE                                   30.2                 27.4
          SOLGAR                                     28.5                 28.3
          CHAP STICK                                 23.4                 24.0
          ALAVERT                                    21.0                  -
          Other                                      94.9                 90.8
                                                   ------               ------

          Total consumer healthcare                $532.0               $494.5
                                                   ======               ======

          (*) ADVIL COLD & SINUS family is included within the cough/cold/allergy product line.

          The following table sets forth the percentage changes in worldwide net revenue by operating segment compared with the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

                                                      % Increase (Decrease)
                                                Three Months Ended March 31, 2003
                                          ---------------------------------------------

                                                               Foreign         Total
                                          Volume     Price     Exchange     Net Revenue
                                          ------     -----     --------     -----------
          Pharmaceuticals
          ------------------------
          United States                     (8%)        4%          -            (4%)
          International                     (3%)        3%          9%            9%
                                            ---        ---         ---           ---
          Total                             (7%)        4%          3%            -
                                            ===        ===         ===           ===

          Consumer Healthcare
          ------------------------
          United States                      1%         3%          -             4%
          International                      4%         2%          8%           14%
                                            ---        ---         ---           ---
          Total                              2%         3%          3%            8%
                                            ===        ===         ===           ===

          Total
          ------------------------
          United States                     (7%)        4%          -            (3%)
          International                     (2%)        2%          9%            9%
                                            ---        ---         ---           ---
          Total                             (6%)        4%          3%            1%
                                            ===        ===         ===           ===

                Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2003

          Cost of goods sold, as a percentage of net revenue, increased to 25.2% for the 2003 first quarter compared with 22.0% for the 2002 first quarter due primarily to higher manufacturing costs and a less profitable product mix related to lower sales of higher margin products. This increase was partially offset as a result of increased alliance revenue recorded in the 2003 first quarter net revenue as compared with the 2002 first quarter net revenue. There are no costs of goods sold relating to alliance revenue, and therefore any net revenue fluctuations impacted by alliance revenue will also impact gross margins.

          Selling, general and administrative expenses, as a percentage of net revenue, remained flat for the 2003 first quarter as compared with the same period in the prior year at approximately 35.0% due primarily to lower selling and marketing expenditures offset by higher general expenses associated with increased insurance and pension and other employee benefit costs.

          Research and development expenses increased 7% for the 2003 first quarter due primarily to higher clinical grant spending, cost sharing and licensing expenditures from pharmaceutical collaborations offset, in part, by reduced spending for operating expenses, including lower chemical and material costs.

          Interest expense, net decreased 49% in the 2003 first quarter due primarily to lower weighted average debt outstanding, as compared with the 2002 first quarter. Weighted average debt outstanding during the 2003 and 2002 first quarters was $7,152.6 million and $9,932.2 million, respectively. The decrease in interest expense was also affected by higher capitalized interest resulting from spending for capital projects.

          Other income, net decreased significantly for the 2003 first quarter due in part to lower gains on sales of non-strategic assets and the non-recurrence of income received in 2002 in connection with a class action settlement gain relating to price fixing by certain vitamin suppliers.

                Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2003

          The following table sets forth worldwide income before taxes by segment together with the percentage changes from the comparable period in the prior year:

                                       Income before Taxes
                                   ---------------------------
                                          Three Months
                                         Ended March 31,
          ($ in millions)          ---------------------------        % Increase
          Segment                    2003               2002          (Decrease)
          -------------------      --------           --------       -----------
          Pharmaceuticals            $943.9           $1,073.2          (12%)
          Consumer Healthcare          80.2              159.5          (50%)
                                   --------           --------          ----
                                    1,024.1            1,232.7          (17%)
          Corporate (*)               758.5             (110.5)           -
                                   --------           --------          ----

          Total                    $1,782.6           $1,122.2           59%
                                   ========           ========          ====

          (*) Corporate for the 2003 first quarter included a gain of $860.6 relating to the sale of Amgen shares. Excluding the gain on the sale of Amgen shares from the 2003 first quarter results, Corporate expenses, net decreased 8%.


          Worldwide pharmaceutical income before taxes decreased 12% for the 2003 first quarter due primarily to lower gross profit margins earned on worldwide sales of human pharmaceuticals combined with higher research and development expenses and lower other income, net (primarily lower gains on sales of non-strategic assets and the non-recurrence of equity income received in 2002) offset, in part, by lower selling, general and administrative expenses.

          Worldwide consumer healthcare income before taxes decreased 50% for the 2003 first quarter while consumer healthcare sales increased 8%. This difference is primarily attributable to the non-recurrence of income received in 2002 in connection with a class action settlement gain relating to price fixing by certain vitamin suppliers, lower asset sale gains, and higher selling, general and administrative expenses as a percentage of sales primarily due to increased marketing and selling expenses associated with the launch of ALAVERT.

          Corporate expenses, net, decreased 8% for the 2003 first quarter, excluding the 2003 first quarter gain of $860.6 million from the sale of the Company's remaining Amgen shares. The decrease in corporate expenses, net is due primarily to lower interest expense resulting from lower weighted average debt outstanding as compared with the 2002 first quarter and higher other income, net relating to gains on the Company's foreign exchange hedging programs. These items were partially offset by higher general expenses related to increased group and general insurance expenses.

                Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2003

          Excluding the 2003 first quarter gain on the sale of the Company's remaining Amgen shares, the effective tax rate remained flat at 22.0% for the 2003 first quarter compared with 22.3% for the 2002 first quarter.


          Consolidated Net Income and Diluted Earnings Per Share Results
          --------------------------------------------------------------

          Net income and diluted earnings per share for the 2003 first quarter increased to $1,277.9 million and $0.96 compared with $871.9 million and $0.65 in the prior year. The 2003 first quarter net income and diluted earnings per share included a gain of $860.6 million ($558.7 million after-tax or $0.42 per share-diluted) related to the sale of the remaining 31,235,958 shares of the Company's Amgen common stock holdings. Excluding the gain on the sale of Amgen shares from the 2003 first quarter results, net income and diluted earnings per share for the 2003 first quarter decreased 18% and 17%, respectively, to $719.2 million and $0.54 compared with the 2002 first quarter. The decreases in net income and diluted earnings per share for the 2003 first quarter were impacted by higher costs of goods sold as a percentage of net revenue, higher research and development expenses and lower other income.


          Liquidity, Financial Condition and Capital Resources
          ----------------------------------------------------

          Cash flows provided by operating activities totaling $328.4 million during the 2003 first quarter were generated primarily by earnings of $1,277.9 million and proceeds of $213.4 million relating to improved collections on outstanding accounts receivable. Driving the cash outflows were payments of $134.6 million relating to the diet drug litigation and a payment of $535.2 million to the security fund as collateral for the Company's financial obligations under the diet drug settlement (see Note 3 to the consolidated condensed financial statements). Additionally, payments made on outstanding payables and accrued expenses totaling $123.6 million and an increase in inventories of $160.9 million due primarily to production planning impacted cash outflows.

          The Company generated $1,216.1 million of cash from investing activities during the 2003 first quarter due primarily to proceeds received of $1,579.9 million relating to the sale of the Company's remaining 31,235,958 shares of Amgen common stock. The Company used $547.9 million for investments in property, plant and equipment and marketable securities. The capital expenditures made during the 2003 first quarter were consistent with the Company's commitment to expand existing manufacturing and research and development facilities worldwide, and build new biotechnology facilities.

          The Company also used cash for financing activities relating to repayments of net debt totaling $1,456.7 million and dividend payments of $305.1 million.

          At March 31, 2003, the Company had outstanding $6,923.2 million in total debt. The Company's total debt consisted of commercial paper of $557.7 million, and notes payable

                Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2003

          and other debt of $6,365.5 million. The Company offers its commercial paper in a very liquid market commensurate with its short-term credit ratings from Moody's (P2), S&P (A1) and Fitch (F1). Current debt at March 31, 2003, classified as loans payable, consisted of $514.0 million of notes payable and other debt that is due within one year. All of the commercial paper outstanding at March 31, 2003 was supported by the Company's new credit facilities, totaling $2,700.0 million, and is classified as long-term debt.

          Management remains confident that cash flows from operating activities and existing and prospective financing resources will be adequate to fund the Company's operations, pay opt out settlement payments and fund the nationwide class action settlement relating to the REDUX and PONDIMIN diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations, without requiring the disposition of any significant strategic core assets or businesses.


          Certain Factors that May Affect Future Results
          ----------------------------------------------

          Prempro / Premarin - HRT Studies

          Two subsets of the Women's Health Initiative (WHI) enrolled a total of 27,000 predominantly healthy postmenopausal women to assess the risks and benefits of either long-term estrogen replacement therapy (ERT) or long-term hormone replacement therapy (HRT). The primary endpoint of the WHI study was coronary heart disease, with invasive breast cancer as the primary adverse outcome studied. The HRT subset of the WHI study, involving women who received a combination of conjugated estrogens and medroxyprogesterone acetate (PREMPRO), was stopped early (after the patients were followed in the study for an average of 5.2 years) because, according to the predefined stopping rule, increased risks of breast cancer and cardiovascular events exceeded the specified long-term benefits. The study observed an increased incidence of cardiovascular disease and, over time, breast cancer among women on HRT compared to those on placebo. The study also observed a reduction in the incidence of hip, vertebral and other osteoporotic fractures and of colon cancer among women on HRT compared to those on placebo. The study did not evaluate the use of HRT for the treatment of menopausal symptoms, the main indications of the product. These findings provide additional information about the risks of breast cancer and cardiovascular disease which were identified as potential adverse events in the labeling for the Company's HRT products. Additional analyses of data from the HRT subset of the WHI study are expected to be released over the next several months.

          Sales of PREMPRO and other PREMARIN family products have been and will continue to be adversely affected by the WHI results. Based on the most recent available market data, average weekly prescriptions written for PREMPRO and PREMARIN decreased approximately 67% and 33%, respectively, compared to the average weekly

                Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2003

          prescriptions written during the eight-week period preceding the termination of the study subset. PREMPRO sales (including PREMPHASE) for the three months ended March 31, 2003 represented approximately 4% of consolidated net revenue. Set forth below are individual product operating results for both PREMPRO/PREMPHASE and PREMARIN for the three months ended March 31, 2003 and 2002.

                                     Prempro/Premphase
                                 -------------------------
                                       Three Months
                                      Ended March 31,
                                 -------------------------
          (In millions)           2003               2002
          -----------------      ------             ------
          Net revenue            $142.9             $216.1
          Gross profit            123.5              182.7

                                         Premarin
                                 -------------------------
                                       Three Months
                                      Ended March 31,
                                 -------------------------
          (In millions)           2003               2002
          -----------------      ------             ------
          Net revenue            $259.8             $459.5
          Gross profit            233.2              425.7


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

                Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2003

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


          Product Supply

          Market demand for ENBREL is strong; however the sales growth had been constrained by limits on the existing source of supply. In December 2002, the retrofitted Rhode Island facility owned by Amgen was completed, and manufacturing production was approved by the FDA. Consequently, manufacturing capacity for ENBREL will significantly increase in 2003. Market demand is expected to continue to grow, and additional manufacturing supply is projected to be required. In April 2002, Immunex (prior to being acquired by Amgen) announced it entered into a manufacturing agreement with Genentech, Inc. to produce ENBREL beginning in 2004, subject to FDA approval. The current plan for the longer term includes an additional manufacturing facility, which is being constructed by the Company in Ireland and expansion of the Rhode Island facility, both of which are expected to be completed during 2005.


          Litigation and Contingent Liabilities

          The Company is involved in various legal proceedings, including product liability and environmental matters that arise from time to time in the ordinary course of business, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and this Quarterly Report on Form 10-Q. These include allegations of injuries caused by drugs, vaccines and over-the-counter products, including PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen"), REDUX, DIMETAPP, ROBITUSSIN and PREMPRO. In addition, the Company has responsibility for environmental, safety and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund.

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

                Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2003

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


          Cautionary Statements Regarding Forward-Looking Information
          -----------------------------------------------------------

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This quarterly report, including management's discussion and analysis set forth herein, as well as our annual, quarterly and special reports, proxy statements and other information filed with the Securities and Exchange Commission and other written or oral statements made by us or on our behalf may include forward-looking statements reflecting our current views at the time these statements were made with respect to future events and financial performance. These forward-looking statements can be identified by the use of words such as "anticipates," "expects," "is confident," "plans," "could," "will," "believes," "estimates," "forecasts," "projects" and other words of similar meaning. These forward-looking statements address various matters, including:

              o our anticipated results of operations, liquidity position, financial condition and capital resources;

              o the benefits that we expect will result from our business activities and certain transactions we announced or completed, such as increased revenues, decreased expenses, and avoided expenses and expenditures;

              o statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts;

              o the future impact of presently known trends, including those with respect to product performance and competition;

              o anticipated developments related to PREMPRO/PREMARIN performance and ENBREL product supply, and

              o expectations regarding the impact of potential litigation relating to PREMPRO; the nationwide class action settlement relating to REDUX and PONDIMIN; and additional litigation charges related to REDUX and PONDIMIN, including those for opt outs from the national settlement.

          All forward-looking statements address matters involving numerous assumptions, risks and uncertainties, which may cause actual results to differ materially from those expressed or implied by us in those statements. Accordingly, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Additionally, we undertake no obligation to publicly update or revise any forward-looking statements,

                Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2003

          whether as a result of new information, future developments or otherwise. Certain factors which could cause the Company's actual results to differ materially from expected and historical results are discussed herein and others have been identified by the Company in
          Exhibit 99 to the Company's 2002 Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          The market risk disclosures appearing on page 65 of the Company's 2002 Annual Report as incorporated by reference on Form 10-K have not materially changed from December 31, 2002.

          At March 31, 2003, the fair values of the Company's financial instruments were as follows:

                                                      Carrying        Fair
                                        Notional/      Value          Value
          (In millions)                 Contract      ----------------------
          Description                    Amount        Assets (Liabilities)
          ---------------------         ------------------------------------
          Forward contracts (1)           $826.3          $8.8          $8.8
          Option contracts (1)             883.0         (22.1)        (22.1)
          Interest rate swaps            3,300.0         216.7         216.7
          Outstanding debt (2)           6,721.9      (6,923.2)     (7,194.7)


          (1) If the value of the U.S. dollar were to increase or decrease by 10%, in relation to all hedged foreign currencies, the net payable on the forward and option contracts would decrease or increase by approximately $70.3.

          (2) If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would increase or decrease by approximately $325.1.

          The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of March 31, 2003; the fair value of interest rate swaps and forward contracts reflects the present value of the future potential gain or (loss) if settlement were to take place on March 31, 2003; and the fair value of option contracts reflects the present value of future cash flows if the contracts were settled on March 31, 2003.


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

                           Part II - Other Information
                           ---------------------------

Item 1.   Legal Proceedings
          -----------------

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

          In the litigation involving PREMPRO, the Company's estrogen and progestin replacement therapy, three additional putative class action lawsuits have been filed. Brown, et al. v. Wyeth, No. CV03-0138S, U.S.D.C., W.D. La; Slater, et al. v. Wyeth, No. 03-4016-CV-C-NKL, U.S.D.C., W.D. Mo; and Phillips, et al. v. Wyeth, No. CV03-5, Cir. Ct., Jefferson Cty., AL. Slater seeks to represent a nationwide class of women who have ever ingested PREMPRO and seeks on behalf of the putative class: 1) purchase price refunds; 2) personal injury damages;
          3) medical monitoring expenses and 4) an order requiring the Company to inform the public of the reported risks of PREMPRO. Brown and Phillips seek similar relief on behalf of putative classes of Louisiana and Alabama users of the product, respectively. In addition to the 16 class actions, the Company is defending approximately 40 individual actions and 13 multi-plaintiff actions (with a total of approximately 130 named plaintiffs) in various courts for personal injuries including breast cancer, stroke and heart disease.

          The Company intends to continue to defend all of the foregoing litigation vigorously.

          In the litigation involving allegations that the Company violated federal and state antitrust laws through alleged exclusionary practices regarding PREMARIN and the Company's contracts with managed care organizations and pharmacy benefit managers, United States District Judge Sandra S. Beckwith has granted the direct-purchasers' motion for class certification. J.B.D.L. Corp. d/b/a/ Beckett Apothecary, et al. v. Wyeth-Ayerst Laboratories, Inc., et al., No. C-1-01-704, U.S.D.C., S.D. Oh. Three putative indirect-purchaser class actions with allegations similar to those contained in the J.B.D.L. complaint are presently pending against the Company. One putative indirect-purchaser class action is pending in Ohio federal district court, and two putative indirect-purchaser class actions are pending in California state courts. The complaints seek injunctive relief, damages, and disgorgement of profits. The Company believes that its contracts involving PREMARIN do not violate state or federal laws.

          On April 11, 2003, the U.K. Competition Commission report on its investigation into the supply of prescription-only veterinary medicines in the U.K. concluded that three monopoly situations exist in the U.K. market for such medicines. According to the report, one such monopoly situation arises from the failure of eight animal-health manufacturers, including Fort Dodge Animal Health U.K., to enable pharmacies to obtain supplies of prescription-only veterinary medicines on terms that would enable them to compete with veterinary surgeons. The report recommended two remedies for the situation, applicable to all of the relevant manufacturers, which are designed to allow the pharmacies to obtain prescription-only veterinary medicines on competitive terms with the veterinary surgeons. The U.K. Office of Fair Trading will consult with the relevant parties on the terms of orders to implement the Commission's remedies during the next three months.

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

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits
              --------

               Exhibit No.   Description
               -----------   -----------

               (3.2)         By-laws, as amended to date.

               (10.1)        Savings Plan, as amended to date.

               (10.2) Supplemental Employee Retirement Plan, as amended to date.

               (10.3) Supplemental Employee Savings Plan, as amended to date.

               (10.4)        Union Savings Plan, as amended to date.

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

                o January 28, 2003 to furnish the Company's 2002 Fourth Quarter and Full Year Press Release.

                o March 13, 2003 to furnish the Company's 2002 Annual Report to Stockholders.

                o April 23, 2003 to furnish the Press Release reporting the Company's earnings results for the 2003 First Quarter.

                                    Signature
                                    ---------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Wyeth
                                      -----
                                   (Registrant)


                              By /s/ Paul J. Jones
                                 -----------------
                                     Paul J. Jones
                            Vice President and Controller
                             (Duly Authorized Signatory
                            and Chief Accounting Officer)



Date: May 15, 2003

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






                              By /s/ Robert Essner
                                 -----------------
                                     Robert Essner
                    Chairman, President and Chief Executive Officer


Date: May 15, 2003

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






                            By /s/ Kenneth J. Martin
                               ---------------------
                                   Kenneth J. Martin
                 Executive Vice President and Chief Financial Officer


Date: May 15, 2003

                                  Exhibit Index
                                  -------------


               Exhibit No.   Description
               -----------   -----------

               (3.2)         By-laws, as amended to date.

               (10.1)        Savings Plan, as amended to date.

               (10.2) Supplemental Employee Retirement Plan, as amended to date.

               (10.3) Supplemental Employee Savings Plan, as amended to date.

               (10.4)        Union Savings Plan, as amended to date.

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