Form 10-Q
period 2003-06-30
WYETH
filed 2003-08-08
CIK 5187

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

For the quarterly period ended                     Commission file number 1-1225
June 30, 2003

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


Registrant's telephone number, including area code (973) 660-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X        No
                                                    ------        --

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).         Yes  X        No
                                                    ------        --



The number of shares of Common Stock outstanding as of the close of business on July 31, 2003:

                                                          Number of
                   Class                              Shares Outstanding
                   -----                              ------------------
     Common Stock, $0.33-1/3 par value                  1,331,258,688

================================================================================

                                      WYETH

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I   -  Financial Information                                            2

         Item 1. Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets -
                   June 30, 2003 and December 31, 2002                       3

                 Consolidated Condensed Statements of Operations -
                   Three and Six Months Ended June 30, 2003 and 2002         4

                 Consolidated Condensed Statements of Changes in
                   Stockholders' Equity - Six Months Ended June 30,
                   2003 and 2002                                             5

                 Consolidated Condensed Statements of Cash Flows -
                   Six Months Ended June 30, 2003 and 2002                   6

                 Notes to Consolidated Condensed Financial Statements      7-15

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          16-28

         Item 3. Quantitative and Qualitative Disclosures about             29
                 Market Risk

         Item 4. Controls and Procedures                                    29

Part II  -  Other Information                                               30

         Item 1. Legal Proceedings                                        30-32

         Item 4. Submission of Matters to a Vote of Security-Holders        33

         Item 6. Exhibits and Reports on Form 8-K                           34

Signature                                                                   35

Exhibit Index                                                              EX-1


Items other than those listed above have been omitted because they are not applicable.

                         Part I - Financial Information
                         ------------------------------

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements include all adjustments, all of which are of a normal recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2003 and December 31, 2002, the results of its operations for the three and six months ended June 30, 2003 and 2002, and changes in stockholders' equity and cash flows for the six months ended June 30, 2003 and 2002. It is suggested that these consolidated condensed financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

We make available through our Company website, free of charge, our Company filings with the SEC as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The reports we make available include annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents. The Company website link is www.wyeth.com.

                                               WYETH
                              CONSOLIDATED CONDENSED BALANCE SHEETS
                              (In Thousands Except Per Share Amounts)
                                            (Unaudited)
                                                                    June 30,         December 31,
                                                                      2003               2002
                                                                   -----------       ------------
ASSETS
Cash and cash equivalents                                           $2,816,620         $2,943,604
Marketable securities                                                1,135,788          1,003,275
Amgen investment                                                           -            1,509,947
Accounts receivable less allowances                                  2,323,148          2,379,819
Inventories:
     Finished goods                                                    857,426            736,360
     Work in progress                                                1,125,441            808,711
     Materials and supplies                                            450,791            447,653
                                                                   -----------       ------------
                                                                     2,433,658          1,992,724
Other current assets including deferred taxes                        2,310,767          1,766,483
                                                                   -----------       ------------
     Total Current Assets                                           11,019,981         11,595,852

Property, plant and equipment                                       10,808,076          9,834,985
     Less accumulated depreciation                                   2,829,675          2,599,293
                                                                   -----------       ------------
                                                                     7,978,401          7,235,692
Goodwill                                                             3,796,444          3,745,749
Other intangibles, net of accumulated amortization
  (June 30, 2003-$111,480 and December 31, 2002-$95,223)               137,514            145,915
Other assets including deferred taxes                                3,844,918          3,271,741
                                                                   -----------       ------------
     Total Assets                                                  $26,777,258        $25,994,949
                                                                   ===========       ============

LIABILITIES
Loans payable                                                         $511,766           $804,894
Trade accounts payable                                                 705,597            672,633
Dividends payable                                                      306,166                -
Accrued expenses                                                     3,935,699          3,788,653
Accrued federal and foreign taxes                                      891,792            209,479
                                                                   -----------       ------------
     Total Current Liabilities                                       6,351,020          5,475,659

Long-term debt                                                       6,415,242          7,546,041
Accrued postretirement benefit obligations other than pensions         999,833            965,081
Other noncurrent liabilities                                         3,626,350          3,852,256

Contingencies and commitments (Note 3)

STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share                44                 46
Common stock, par value $0.33-1/3 per share                            443,693            442,019
Additional paid-in capital                                           4,687,464          4,582,773
Retained earnings                                                    4,510,263          3,286,645
Accumulated other comprehensive loss                                  (256,651)          (155,571)
                                                                   -----------       ------------
     Total Stockholders' Equity                                      9,384,813          8,155,912
                                                                   -----------       ------------
     Total Liabilities and Stockholders' Equity                    $26,777,258        $25,994,949
                                                                   ===========       ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                  WYETH
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (In Thousands Except Per Share Amounts)
                                               (Unaudited)
                                                       Three Months                   Six Months
                                                      Ended June 30,                Ended June 30,
                                                 ------------------------      ------------------------
                                                    2003          2002            2003          2002
                                                 ----------    ----------      ----------    ----------
Net revenue                                      $3,746,556    $3,502,848      $7,435,613    $7,146,369
Cost of goods sold                                1,019,895       887,215       1,948,199     1,689,394
Selling, general and administrative expenses      1,362,022     1,310,100       2,653,492     2,580,384
Research and development expenses                   500,851       526,867       1,014,365     1,007,073
Interest expense, net                                25,878        55,621          52,878       108,959
Other income, net                                  (270,302)      (48,690)       (263,567)     (133,338)
Gain on sale of Amgen shares                            -             -          (860,554)          -
                                                 ----------    ----------      ----------    ----------

Income before federal and foreign taxes           1,108,212       771,735       2,890,800     1,893,897
Provision for federal and foreign taxes             243,807       171,876         748,513       422,118
                                                 ----------    ----------      ----------    ----------


Net income                                         $864,405      $599,859      $2,142,287    $1,471,779
                                                 ==========    ==========      ==========    ==========


Basic earnings per share                              $0.65         $0.45           $1.61         $1.11
                                                 ==========    ==========      ==========    ==========


Diluted earnings per share                            $0.65         $0.45           $1.61         $1.10
                                                 ==========    ==========      ==========    ==========



Dividends paid per share of common stock              $0.23         $0.23           $0.46         $0.46
                                                 ==========    ==========      ==========    ==========


Dividends declared per share of common stock          $0.46         $0.46           $0.69         $0.69
                                                 ==========    ==========      ==========    ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                                WYETH
                                CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (In Thousands Except Per Share Amounts)
                                                             (Unaudited)
Six Months Ended June 30, 2003:
                                                 $2.00                                                Accumulated
                                              Convertible                Additional                      Other            Total
                                               Preferred      Common      Paid-in       Retained     Comprehensive    Stockholders'
                                                 Stock        Stock       Capital       Earnings         Loss             Equity
                                              -----------    --------    ----------    ----------    -------------    -------------
Balance at January 1, 2003                            $46    $442,019    $4,582,773    $3,286,645        $(155,571)      $8,155,912

Net income                                                                              2,142,287                         2,142,287
Currency translation adjustments                                                                           421,842          421,842
Unrealized losses on derivative contracts, net                                                             (14,014)         (14,014)
Unrealized gains on marketable securities, net                                                               6,206            6,206
Realized gain reclassified to net income                                                                  (515,114)        (515,114)
                                                                                                                      -------------
     Comprehensive income, net of tax                                                                                     2,041,207
                                                                                                                      -------------

Cash dividends declared (1)                                                              (916,761)                         (916,761)
Common stock issued for stock options                           1,617        87,489                                          89,106
Other exchanges                                        (2)         57        17,202        (1,908)                           15,349
                                              -----------    --------    ----------    ----------    -------------    -------------
Balance at June 30, 2003                              $44    $443,693    $4,687,464    $4,510,263        $(256,651)      $9,384,813
                                              ===========    ========    ==========    ==========    =============    =============

Six Months Ended June 30, 2002:
                                                 $2.00                                                Accumulated
                                              Convertible                Additional                      Other            Total
                                               Preferred      Common      Paid-in       Retained     Comprehensive    Stockholders'
                                                 Stock        Stock       Capital       Earnings         Loss             Equity
                                              -----------    --------    ----------    ----------    -------------    -------------
Balance at January 1, 2002                            $51    $440,190    $4,295,051      $170,309        $(833,028)      $4,072,573

Net income                                                                              1,471,779                         1,471,779
Currency translation adjustments                                                                           152,093          152,093
Unrealized losses on derivative contracts, net                                                             (25,764)         (25,764)
Unrealized losses on marketable securities, net                                                             (7,544)          (7,544)
                                                                                                                      -------------
     Comprehensive income, net of tax                                                                                     1,590,564
                                                                                                                      -------------

Cash dividends declared (2)                                                              (914,172)                         (914,172)
Purchases of common stock for treasury                           (667)       (5,472)     (107,788)                         (113,927)
Common stock issued for stock options                           1,956       184,773                                         186,729
Other exchanges                                        (4)        135        19,762        (3,179)                           16,714
                                              -----------    --------    ----------    ----------    -------------    -------------
Balance at June 30, 2002                              $47    $441,614    $4,494,114      $616,949        $(714,243)      $4,838,481
                                              ===========    ========    ==========    ==========    =============    =============

(1) Included in cash dividends declared were the following dividends payable at June 30, 2003:
    - Common stock cash dividend of $0.23 per share ($306,148 in the aggregate) declared on June 25, 2003 and payable on September 1, 2003; and
    - Preferred stock cash dividends of $0.50 per share ($18 in the aggregate) paid on July 1, 2003 and payable on October 1, 2003.

(2) Included in cash dividends declared were the following dividends payable at June 30, 2002:
    - Common stock cash dividend of $0.23 per share ($304,713 in the aggregate) declared on June 20, 2002 and paid on
      September 1, 2002; and
    - Preferred stock cash dividends of $0.50 per share ($19 in the aggregate) paid on July 1, 2002 and October 1, 2002.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                             WYETH
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (In Thousands)
                                          (Unaudited)
                                                                           Six Months
                                                                         Ended June 30,
                                                                  ----------------------------
                                                                     2003              2002
                                                                  ----------        ----------
Operating Activities
--------------------
Net income                                                        $2,142,287        $1,471,779
Adjustments to reconcile net income to net cash
  provided by (used for) operating activities:
   Gain on sale of Amgen shares                                     (860,554)              -
   Gains on sales of assets                                         (290,154)         (105,908)
   Depreciation and amortization                                     262,589           242,131
   Change in deferred income taxes                                    (7,344)           69,071
   Diet drug litigation payments                                    (248,434)         (895,919)
   Security fund deposit                                            (535,200)         (415,000)
   Changes in working capital, net                                   459,299          (372,503)
   Other items, net                                                   27,891          (314,070)
                                                                  ----------        ----------
Net cash provided by (used for) operating activities                 950,380          (320,419)
                                                                  ----------        ----------

Investing Activities
--------------------
Purchases of property, plant and equipment                          (792,265)         (787,684)
Proceeds from sales of Amgen common stock                          1,579,917               -
Proceeds from sales of assets                                        317,973           412,132
Proceeds from sales and maturities of marketable securities          485,306         1,294,609
Purchases of marketable securities                                  (609,717)       (1,543,971)
                                                                  ----------        ----------
Net cash provided by (used for) investing activities                 981,214          (624,914)
                                                                  ----------        ----------

Financing Activities
--------------------
Net proceeds from (repayments of) commercial paper                (3,329,485)        1,321,176
Proceeds from issuance of long-term debt                           1,800,000               -
Other borrowing transactions, net                                    (26,573)           56,048
Dividends paid                                                      (610,595)         (609,440)
Purchases of common stock for treasury                                   -            (113,927)
Exercises of stock options                                            89,106           186,729
                                                                  ----------        ----------
Net cash provided by (used for) financing activities              (2,077,547)          840,586
                                                                  ----------        ----------
Effects of exchange rate changes on cash balances                     18,969             4,887
                                                                  ----------        ----------
Decrease in cash and cash equivalents                               (126,984)          (99,860)
Cash and cash equivalents, beginning of period                     2,943,604         1,744,734
                                                                  ----------        ----------
Cash and cash equivalents, end of period                          $2,816,620        $1,644,874
                                                                  ==========        ==========

Supplemental Information
------------------------
Interest payments                                                   $160,510          $183,612
Income tax payments, net of refunds                                  312,927           295,239

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Summary of Significant Accounting Policies
          ------------------------------------------

          The following policies are required interim updates to those disclosed in Footnote 1 of the 2002 Annual Report on Form 10-K:

          Stock-Based Compensation: The Company has five Stock Incentive Plans which it accounts for using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                            Three Months                 Six Months
                                                           Ended June 30,              Ended June 30,
                                                        --------------------      ------------------------
          (In thousands except per share amounts)         2003        2002           2003          2002
          ------------------------------------------    --------    --------      ----------    ----------
          Net income, as reported                       $864,405    $599,859      $2,142,287    $1,471,779
          Deduct: total stock-based employee
             compensation expense determined under
             fair value-based method for all awards,
             net of tax                                   73,178      78,745         155,553       140,710
                                                        --------    --------      ----------    ----------

          Pro forma net income                          $791,227    $521,114      $1,986,734    $1,331,069
                                                        ========    ========      ==========    ==========

          Earnings per share:
            Basic - as reported                            $0.65       $0.45           $1.61         $1.11
                                                        ========    ========      ==========    ==========
            Basic - pro forma                              $0.60       $0.39           $1.50         $1.00
                                                        ========    ========      ==========    ==========

            Diluted - as reported                          $0.65       $0.45           $1.61         $1.10
                                                        ========    ========      ==========    ==========
            Diluted - pro forma                            $0.59       $0.39           $1.49         $1.00
                                                        ========    ========      ==========    ==========

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

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The changes in the carrying amount of goodwill by segment for the six months ended June 30, 2003, are as follows:

                                                                    Consumer
          (In thousands)                       Pharmaceuticals     Healthcare       Total
          --------------------------------     ---------------     ----------     ----------
          Balance at December 31, 2002           $3,155,403         $590,346      $3,745,749
          Currency translation adjustments           49,360            1,335          50,695
                                                 ----------         --------      ----------
          Balance at June 30, 2003               $3,204,763         $591,681      $3,796,444
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

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          New Credit Facility:
          In March 2003, the Company's $3,000.0 million credit facility terminated. Concurrent with this termination, the Company entered into new credit facilities totaling $2,700.0 million. These credit facilities are composed of a $1,350.0 million, 364-day facility and a $1,350.0 million, three-year facility. The maturity date of any borrowings under the $1,350.0 million, 364-day credit facility that are outstanding upon its termination in February 2004 is extendible by the Company for an additional year. The credit facilities contain substantially identical financial and other covenants, representations, warranties, conditions and default provisions as the terminating facility.

          At June 30, 2003, the Company had commercial paper outstanding of $457.7 million, which is supported by the credit facilities identified above and was classified as Long-term debt.


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

          The nationwide class action settlement to resolve litigation brought against the Company regarding use of the diet drugs PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen") or REDUX received final judicial approval effective January 3, 2002. In connection with the REDUX and PONDIMIN diet drug matter, the Company has recorded litigation charges totaling $14,600.0 million. These charges are intended to cover the total amount required to resolve all diet drug litigation, including anticipated funding requirements for the nationwide class action settlement, anticipated costs to resolve the claims of any members of the settlement class who have exercised or in the future may exercise an intermediate or back-end opt out right, costs to resolve the claims of primary pulmonary hypertension (PPH) claimants and initial opt out claimants, and administrative and litigation expenses.

          During the 2003 first half, individual settlement payments, legal fees and other costs totaling $248.4 million were paid and applied against the litigation accrual. At June 30, 2003, $1,702.3 million of the litigation accrual remained.

          In December 2002, following a joint motion by the Company and plaintiffs' counsel, the Court approved an amendment to the settlement agreement which provided for the merger of Funds A and B into a combined fund which will now cover all expenses and injury claims in connection with the settlement. The effect of the merger is to accelerate the spillover of the expected remainder in Fund A, which will now be available to pay Fund B claims. The merger of the two funds took place in January 2003. In February 2003, as required by the amendment to the settlement agreement merging the two

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          settlement funds, an additional $535.2 million was added by the Company to the security fund and such amount was recorded in Other assets including deferred taxes. The Company established the security fund as collateral for the Company's financial obligations under the settlement. The amounts in the security fund are owned by the Company and will earn interest income for the Company while residing in the security fund.

          The Company continuously reviews its diet drug litigation reserve as additional information becomes available with respect to claims both inside and outside of the nationwide class action settlement. Within the settlement, the number of individuals who have filed claims that allege significant heart valve disease (known as matrix claims) has been higher than had been anticipated. While the Company does not have precise current information, the settlement trust has recorded approximately 83,000 matrix-level claim forms to date and it is likely that additional forms have been received but not yet logged in. Fewer than half of the forms that have been logged in have been processed to date, and only a very small percentage of the forms that have been processed have been found valid and been paid. In addition, in light of substantial questions that have been raised concerning the validity of many of these matrix claims, the federal court overseeing the nationwide settlement has ordered that 100% of the matrix claims be audited for eligibility for awards under the settlement. That 100% audit process remains in its earliest stages; the Company expects that, as a result of the audit process, only a fraction of the actual claim forms submitted will result in a payment.

          With respect to claims outside of the settlement, the Company has resolved the claims of all but a small percentage of the "initial" opt outs (i.e., those individuals who exercised their right to opt out of the settlement class) and continues to work toward resolving the rest. In regard to those class members who seek to exercise a "downstream" opt out right provided by the settlement, based on preliminary estimates, approximately 70,000 intermediate opt out forms were submitted by May 3, 2003, the applicable deadline for most class members (other than qualified class members receiving echocardiograms through the settlement trust after January 3, 2003, who may exercise intermediate opt out rights within 120 days after the date of their echocardiogram). The number of class members who have purported to exercise a back-end opt out right is estimated to be approximately 20,000 and certain additional class members will be entitled to exercise back-end opt out rights in the future. However, the Company expects that the number of valid opt outs will be substantially less than the number of forms submitted. First, there is no estimate at this time of the percentage of those purported exercise forms that are valid (i.e., forms that are not duplicative of other filings, that are not filed on behalf of individuals who have already either received payments from the settlement trust or settlements from the Company, and are otherwise not invalid on their face). Second, there is no estimate at this time of the percentage of the purported opt outs that satisfy the settlement's medical eligibility requirements. The Company is vigorously challenging all intermediate and back-end opt out claims of questionable validity or medical eligibility and the number of such claims that meet the settlement criteria will not be known for some time.

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

          Based upon the information currently available, the Company believes that there is no basis to change its reserves to cover the remaining obligations relating to the diet drug litigation. However, the volume of opt out and matrix-level claims in the settlement has been higher than anticipated. Accordingly, in light of the increased uncertainty, it is possible that additional reserves will be required.

          In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations or cash flows in one or more accounting periods.


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

          The restructuring will ultimately result in the elimination of approximately 3,150 positions worldwide. The reductions in workforce are permanent and affected all of the Company's segments, including Corporate. As of June 30, 2003, the Company has initiated the process of closing certain manufacturing facilities and had eliminated approximately 2,755 positions. The activity in the restructuring accruals was as follows:

                                                          Personnel    Other Closure/
          (In thousands)                                    Costs        Exit Costs        Total
          -------------------------------------------     ---------    --------------     --------
          Restructuring accruals at December 31, 2002      $163,700           $73,000     $236,700
          Cash expenditures                                (100,400)          (27,300)    (127,700)
                                                          ---------    --------------     --------
          Restructuring accruals at June 30, 2003           $63,300           $45,700     $109,000
                                                          =========    ==============     ========

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.   Earnings per Share
          ------------------

          The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                        Three Months                Six Months
                                                       Ended June 30,             Ended June 30,
                                                   ----------------------    ------------------------
          (In thousands except per share amounts)    2003         2002          2003          2002
          ---------------------------------------  ---------    ---------    ----------    ----------

          Net income less preferred dividends       $864,387     $599,840    $2,142,260    $1,471,750
          Denominator:
            Weighted average number of common
              shares outstanding                   1,329,333    1,325,989     1,328,238     1,324,970
                                                   ---------    ---------    ----------    ----------

          Basic earnings per share                     $0.65        $0.45         $1.61         $1.11
                                                   =========    =========    ==========    ==========

          Net income                                $864,405     $599,859    $2,142,287    $1,471,779
          Denominator:
            Weighted average number of common
              shares outstanding                   1,329,333    1,325,989     1,328,238     1,324,970
            Common stock equivalents of
              outstanding stock options and
              deferred common stock awards             5,853       10,307         5,068        12,437
                                                   ---------    ---------    ----------    ----------
          Total shares                             1,335,186    1,336,296     1,333,306     1,337,407
                                                   ---------    ---------    ----------    ----------

          Diluted earnings per share                   $0.65        $0.45         $1.61         $1.10
                                                   =========    =========    ==========    ==========

          Diluted earnings per share excluded 86.8 million and 81.0 million common shares related to options outstanding under the Company's Stock Incentive Plans at June 30, 2003 and 2002, respectively, as the exercise price per share of these options was greater than the average market value, resulting in an antidilutive effect on diluted earnings per share.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6.   Marketable Securities
          ---------------------

          The cost, gross unrealized gains and (losses), and fair value of available-for-sale and held-to-maturity securities by major security type at June 30, 2003 and December 31, 2002, were as follows:

                                                                    Gross           Gross
          (In thousands)                                          Unrealized      Unrealized        Fair
          At June 30, 2003                           Cost           Gains          (Losses)         Value
          ----------------------------------      ----------      ----------      ----------      ----------
          Available-for-sale:
             U.S. Treasury securities               $208,835            $656           $(261)       $209,230
             Commercial paper                         96,719              15              (1)         96,733
             Certificates of deposit                  21,668               4             -            21,672
             Corporate debt securities               182,413             628             (55)        182,986
             Other debt securities                     9,701             257             -             9,958
             Institutional fixed income fund         531,932           6,858             -           538,790
                                                  ----------      ----------      ----------      ----------
          Total available-for-sale                 1,051,268           8,418            (317)      1,059,369
                                                  ----------      ----------      ----------      ----------
          Held-to-maturity:
             Commercial paper                          7,976             -               -             7,976
             Certificates of deposit                  53,450             -               -            53,450
             Other debt securities                    14,993             -               -            14,993
                                                  ----------      ----------      ----------      ----------
          Total held-to-maturity                      76,419             -               -            76,419
                                                  ----------      ----------      ----------      ----------
                                                  $1,127,687          $8,418           $(317)     $1,135,788
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
                                                  ==========      ==========      ==========      ==========

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The contractual maturities of debt securities classified as available-for-sale at June 30, 2003 were as follows:
                                                                        Fair
          (In thousands)                                   Cost         Value
          ----------------------------------------       --------      --------
          Available-for-sale:
             Due within one year                         $166,351      $166,394
             Due after one year through five years        341,283       342,502
             Due after five years through 10 years            -             -
             Due after 10 years                            11,702        11,683
                                                         --------      --------
                                                         $519,336      $520,579
                                                         ========      ========

          All held-to-maturity debt securities are due within one year and had aggregate fair values of $76.4 million at June 30, 2003.


Note 7.   Company Data by Segment
          -----------------------

          The Company has three segments: Pharmaceuticals, Consumer Healthcare and Corporate. The Company's Pharmaceuticals and Consumer Healthcare operating segments are strategic business units that are managed separately because they manufacture, distribute and sell distinct products and provide services, which require various technologies and marketing strategies.

                                                              Net Revenue
                                      ------------------------------------------------------------
                                             Three Months                       Six Months
                                            Ended June 30,                    Ended June 30,
          (In thousands)              --------------------------        --------------------------
          Segment                        2003            2002              2003            2002
          -----------------------     ----------      ----------        ----------      ----------
          Pharmaceuticals             $3,193,471      $3,009,708        $6,350,524      $6,158,752
          Consumer Healthcare            553,085         493,140         1,085,089         987,617
                                      ----------      ----------        ----------      ----------

          Total                       $3,746,556      $3,502,848        $7,435,613      $7,146,369
                                      ==========      ==========        ==========      ==========


                                                          Income Before Taxes
                                      ------------------------------------------------------------
                                             Three Months                       Six Months
                                            Ended June 30,                    Ended June 30,
          (In thousands)              --------------------------        --------------------------
          Segment                        2003            2002              2003            2002
          -----------------------     ----------      ----------        ----------      ----------
          Pharmaceuticals(1)          $1,083,366        $736,607        $2,027,248      $1,809,815
          Consumer Healthcare (2)        149,000         143,457           229,204         302,936
                                      ----------      ----------        ----------      ----------
                                       1,232,366         880,064         2,256,452       2,112,751
          Corporate (3)                 (124,154)       (108,329)          634,348        (218,854)
                                      ----------      ----------        ----------      ----------

          Total                       $1,108,212        $771,735        $2,890,800      $1,893,897
                                      ==========      ==========        ==========      ==========

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          (1) Pharmaceuticals for the 2003 second quarter and first half included gains of $231,233 as a result of the divestiture of product rights to ATIVAN, ISORDIL, DIAMOX, ZIAC, ZEBETA, AYGESTIN and SONATA.

          (2) Consumer Healthcare for the 2003 second quarter and first half included a gain of $34,000 related to the divestiture of ANACIN. In addition, gains of $40,350 and $73,850 were included in the 2002 second quarter and first half, respectively, related to a class action settlement regarding price fixing by certain vitamin suppliers.

          (3) Corporate for the 2003 first half included a first quarter gain of $860,554 relating to the sale of Amgen shares.


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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2003

Item 2.   Results of Operations
          ---------------------

          Worldwide net revenue for the 2003 second quarter and first half was 7% and 4% higher, respectively, compared with prior year levels. The increase in worldwide net revenue for the 2003 second quarter and first half was due primarily to higher worldwide net revenue of both pharmaceuticals and consumer healthcare. Excluding the impact of foreign exchange, worldwide net revenue increased 3% for the 2003 second quarter and was flat for the 2003 first half.

          The following table sets forth worldwide net revenue results by operating segment together with the percentage changes from the comparable period in the prior year:

                                               Net Revenue
                                          ----------------------
                                               Three Months
                                              Ended June 30,
          ($ in millions)                 ----------------------
          Segment                           2003          2002        % Increase
          -------------------------       --------      --------      ----------
          Pharmaceuticals                 $3,193.5      $3,009.7            6%
          Consumer Healthcare                553.1         493.1           12%
                                          --------      --------      ----------
          Total                           $3,746.6      $3,502.8            7%
                                          ========      ========      ==========


                                               Net Revenue
                                          ----------------------
                                                Six Months
                                              Ended June 30,
          ($ in millions)                 ----------------------
          Segment                           2003          2002        % Increase
          -------------------------       --------      --------      ----------
          Pharmaceuticals                 $6,350.5      $6,158.8            3%
          Consumer Healthcare              1,085.1         987.6           10%
                                          --------      --------      ----------
          Total                           $7,435.6      $7,146.4            4%
                                          ========      ========      ==========


          Pharmaceuticals
          ---------------

          Worldwide pharmaceutical net revenue increased 6% for the 2003 second quarter and 3% for the 2003 first half. Excluding the impact of foreign exchange, worldwide pharmaceutical net revenue increased 2% and decreased 1% for the 2003 second quarter and first half, respectively.

          Worldwide human pharmaceutical net revenue increased 6% for the second quarter as higher sales of PROTONIX (strong prescription volume growth), EFFEXOR XR (substantial global growth), PREVNAR and ZOSYN (both reflecting consistent increased manufacturing capability) and increased alliance revenue were offset, in part, by lower sales of the PREMARIN family of products and CORDARONE I.V. (market exclusivity ended October 2002). The lower sales of the PREMARIN family of products included a $60.0 million reserve recorded by the Company in the 2003 second quarter for anticipated returns in connection with a projected shift in prescriptions toward

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2003

          the recently approved lower dosage forms of PREMARIN and PREMPRO. Excluding the impact of foreign exchange, worldwide human pharmaceutical net revenue increased 2% and decreased 1% for the 2003 second quarter and first half, respectively.

          Worldwide animal health product net revenue increased 10% for the 2003 second quarter and 11% for the 2003 first half. The increase in net revenue was due primarily to higher domestic sales of the Company's WEST NILE - INNOVATOR, a biological vaccine for horses. Excluding the impact of foreign exchange, worldwide animal health product net revenue increased 6% and 8% for the 2003 second quarter and first half, respectively.

          The following table sets forth the significant worldwide human pharmaceutical and animal health net revenue by product for the three and six months ended June 30, 2003 compared with the same periods in the prior year:

                                              Three Months                Six Months
                                             Ended June 30,             Ended June 30,
          (In millions)                   ---------------------      ---------------------
          Products                          2003         2002          2003         2002
          ---------------------------     --------     --------      --------     --------
          EFFEXOR                           $636.4       $605.5      $1,229.9     $1,027.6
          PREMARIN family                    276.6        447.3         679.3      1,122.9
          PROTONIX                           310.4        192.2         670.4        439.3
          PREVNAR                            264.9        149.4         493.7        297.6
          Nutritionals                       215.3        195.3         418.1        399.3
          Oral Contraceptives                134.6        127.4         288.9        314.1
          ZOSYN / TAZOCIN                    145.0         75.6         285.1        177.8
          ZOTON                               86.6         79.7         159.1        147.2
          BENEFIX                             62.5         55.3         121.1        101.8
          SYNVISC                             61.0         61.2         110.1        106.2
          ATIVAN                              55.0         48.2         110.0        101.5
          ReFacto                             56.4         52.4         108.8         90.8
          ENBREL                              64.6         36.8         107.4         70.4
          RAPAMUNE                            40.8         27.5          85.5         51.1
          CORDARONE                            2.7         75.6           8.2        201.2
          Alliance revenue                   156.5         86.9         251.2        164.1
          Other                              410.2        499.5         827.8        990.5
                                          --------     --------      --------     --------
          Total human pharmaceuticals      2,979.5      2,815.8       5,954.6      5,803.4
                                          --------     --------      --------     --------

          WEST NILE - INNOVATOR               28.8         10.6          49.7         16.4
          ProHeart 6                          12.9          2.8          19.1         12.8
          Other                              172.3        180.5         327.1        326.2
                                          --------     --------      --------     --------
          Total animal health                214.0        193.9         395.9        355.4
                                          --------     --------      --------     --------

          Total pharmaceuticals           $3,193.5     $3,009.7      $6,350.5     $6,158.8
                                          ========     ========      ========     ========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2003

          Consumer Healthcare
          -------------------

          Worldwide consumer healthcare net revenue increased 12% for the 2003 second quarter and 10% for the 2003 first half due primarily to sales of ALAVERT (introduced in the 2002 fourth quarter) and higher sales of other cough/cold/allergy products, ADVIL COLD & SINUS, CALTRATE and ADVIL. The first half increase was partially offset by lower sales of CENTRUM products. Excluding the impact of foreign exchange, worldwide consumer healthcare net revenue increased 8% and 7% for the 2003 second quarter and first half, respectively.

          The following table sets forth the significant worldwide consumer healthcare net revenue by product for the three and six months ended June 30, 2003 compared with the same periods in the prior year:

                                                   Three Months             Six Months
                                                  Ended June 30,          Ended June 30,
          (In millions)                          -----------------      -------------------
          Products                                2003       2002         2003        2002
          ---------------------------------      ------     ------      --------     ------
          CENTRUM                                $134.4     $133.4        $254.0     $263.3
          ADVIL                                    99.6       93.3         208.4      203.4
          Other cough/cold/allergy products        56.8       50.9         137.6      115.7
          CALTRATE                                 38.7       35.1          68.9       62.5
          SOLGAR                                   26.7       24.6          55.2       53.0
          ADVIL COLD & SINUS                       27.9       20.9          52.5       40.0
          ALAVERT                                  30.6        -            51.7        -
          CHAP STICK                               16.0       19.5          39.4       43.5
          Other                                   122.4      115.4         217.4      206.2
                                                 ------     ------      --------     ------

          Total consumer healthcare              $553.1     $493.1      $1,085.1     $987.6
                                                 ======     ======      ========     ======

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2003

          The following table sets forth the percentage changes in worldwide net revenue by operating segment compared with the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

                                              % Increase (Decrease)                              % Increase (Decrease)
                                         Three Months Ended June 30, 2003                   Six Months Ended June 30, 2003
                                   ---------------------------------------------     ---------------------------------------------

                                                         Foreign        Total                             Foreign         Total
                                   Volume     Price     Exchange     Net Revenue     Volume     Price     Exchange     Net Revenue
                                   ------     -----     --------     -----------     ------     -----     --------     -----------
          Pharmaceuticals
          -------------------
          United States              (8%)        8%           -              -         (8%)        6%           -             (2%)
          International               3%         3%          11%            17%         -          3%          10%            13%
                                     ---        ---          ---            ---        ---        ---          ---            ---
          Total                      (4%)        6%           4%             6%        (6%)        5%           4%             3%
                                     ===        ===          ===            ===        ===        ===          ===            ===

          Consumer Healthcare
          -------------------
          United States               6%         2%           -              8%         3%         3%           -              6%
          International               5%         4%          10%            19%         5%         3%           9%            17%
                                     ---        ---          ---            ---        ---        ---          ---            ---
          Total                       6%         2%           4%            12%         4%         3%           3%            10%
                                     ===        ===          ===            ===        ===        ===          ===            ===

          Total
          -------------------
          United States              (6%)        7%           -              1%        (7%)        6%           -             (1%)
          International               3%         3%          11%            17%         1%         3%          10%            14%
                                     ---        ---          ---            ---        ---        ---          ---            ---
          Total                      (3%)        6%           4%             7%        (4%)        4%           4%             4%
                                     ===        ===          ===            ===        ===        ===          ===            ===


          Operating Expenses
          ------------------

          Cost of goods sold, as a percentage of Net revenue, increased to 27.2% for the 2003 second quarter compared with 25.3% for the 2002 second quarter and increased to 26.2% for the 2003 first half compared with 23.6% for the 2002 first half due primarily to higher manufacturing costs and a less profitable product mix related to lower sales of higher margin products. The impact of higher manufacturing costs and a less profitable product mix on gross margin was partially offset by increased alliance revenue recorded in the 2003 second quarter and first half net revenue as compared with the 2002 second quarter and first half net revenue. There are no costs of goods sold relating to alliance revenue, and therefore any net revenue fluctuations impacted by alliance revenue will also impact gross margins.

          Selling, general and administrative expenses, as a percentage of Net revenue, decreased to 36.4% for the 2003 second quarter and 35.7% for the 2003 first half compared with 37.4% for the 2002 second quarter and 36.1% for the 2002 first half as a result of cost containment efforts initiated in the second half of 2002 offset, in part, by higher general expenses related to increased pension expense, general insurance and other employee benefit expenses.

          Research and development expenses decreased 5% for the 2003 second quarter and increased 1% for the 2003 first half. The 2003 second quarter decrease was primarily due to reduced spending for operating expenses, including lower chemical and material costs and salaries, offset, in part by higher clinical grant spending. Increased research and

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2003

          development spending is expected for the 2003 second half as a result of the commencement of several Phase III clinical development programs.


          Interest Expense and Other Income
          ---------------------------------

          Interest Expense, net for the three and six months ended June 30, 2003 and 2002 consisted of the following:

                                           Three Months          Six Months
                                          Ended June 30,       Ended June 30,
                                          ---------------     -----------------
          (In millions)                   2003      2002       2003       2002
          ----------------------------    -----     -----     ------     ------
          Interest expense                $72.7     $96.2     $143.8     $189.9
          Interest income                 (18.9)    (20.4)     (38.4)     (43.5)
          Less: amount capitalized for
            capital projects              (27.9)    (20.2)     (52.5)     (37.4)
                                          -----     -----     ------     ------

          Total interest expense, net     $25.9     $55.6      $52.9     $109.0
                                          =====     =====     ======     ======

          Interest expense, net decreased 53% for the 2003 second quarter and 51% for the 2003 first half due primarily to lower weighted average debt outstanding, compared with prior year levels. Weighted average debt outstanding during the 2003 second quarter and first half was $6,938.1 million and $7,176.1 million, respectively, compared with prior year levels of $10,379.7 million and $10,161.3 million, respectively. The decrease in interest expense was also affected by higher capitalized interest resulting from spending for long-term capital projects in process. These projects include a new bio-pharma and vaccine manufacturing facility in Ireland, as well as the expansion of an existing manufacturing facility in Ireland.

          Other income, net increased significantly for both the 2003 second quarter and first half as a result of significant second quarter gains from the divestiture of certain pharmaceutical and consumer healthcare products amounting to approximately $265.2 million. The divestitures included product rights to ATIVAN, ISORDIL, DIAMOX, ZIAC, ZEBETA, AYGESTIN, ANACIN and SONATA. The sales, profits and net assets of these divested products, individually or in the aggregate, were not material to either business segment or the Company's consolidated financial position or results of operations.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2003

          Income Before Taxes
          -------------------

          The following table sets forth worldwide income before taxes by segment together with the percentage changes from the comparable period in the prior year:

                                                                  Income Before Taxes
                                      ---------------------------------------------------------------------------
                                                 Three Months                             Six Months
                                                Ended June 30,                          Ended June 30,
                                      ----------------------------------     ------------------------------------
          ($ in millions)                                                                              % Increase
          Segment                       2003        2002      % Increase       2003         2002       (Decrease)
          -----------------------     --------     ------     ----------     --------     --------     ----------
          Pharmaceuticals(1)          $1,083.4     $736.6            47%     $2,027.3     $1,809.8            12%
          Consumer Healthcare (2)        149.0      143.4             4%        229.2        302.9           (24%)
                                      --------     ------            ---     --------     --------           ----
                                       1,232.4      880.0            40%      2,256.5      2,112.7             7%
          Corporate (3)                 (124.2)    (108.3)           15%        634.3       (218.8)            -
                                      --------     ------            ---     --------     --------           ----

          Total                       $1,108.2     $771.7            44%     $2,890.8     $1,893.9            53%
                                      ========     ======            ===     ========     ========           ====

          (1) Pharmaceuticals for the 2003 second quarter and first half included gains of $231.2 as a result of the divestiture of product rights to ATIVAN, ISORDIL, DIAMOX, ZIAC, ZEBETA, AYGESTIN and SONATA. Excluding these divestiture gains, Pharmaceuticals income before taxes increased 16% for the 2003 second quarter and decreased 1% for the 2003 first half.

          (2) Consumer Healthcare for the 2003 second quarter and first half included a gain of $34.0 related to the divestiture of ANACIN. In addition, gains of $40.3 and $73.9 in the 2002 second quarter and first half, respectively, related to a class action settlement regarding price fixing by certain vitamin suppliers. Excluding the divestiture and settlement gains, Consumer Healthcare income before taxes increased 12% for the 2003 second quarter and decreased 15% for the 2003 first half.

          (3) Corporate for the 2003 first half included a first quarter gain of $860.6 relating to the sale of Amgen shares. Excluding the gain on the sale of Amgen shares from the 2003 first half results, Corporate expenses, net increased 3%.

          Worldwide pharmaceutical income before taxes increased 47% for the 2003 second quarter and 12% for the 2003 first half due primarily to higher other income, as a result of gains from the divestiture of certain products, lower selling, general and administrative expenses and research and development expenses offset, in part, by lower gross profit margins earned on worldwide sales of human pharmaceuticals.

          Worldwide consumer healthcare income before taxes increased 4% for the 2003 second quarter and decreased 24% for the 2003 first half while consumer healthcare sales increased 12% and 10% for the 2003 second quarter and first half, respectively. This difference between sales growth and the growth of income before taxes for the 2003 second quarter is primarily attributable to lower gross profit margins earned on worldwide sales of consumer healthcare products and higher selling, general and administrative expenses as a result of increased marketing expenses associated with the launch of ALAVERT and ADVIL ALLERGY SINUS. The 2003 first half difference was additionally impacted by the non-recurrence of income received in 2002 in

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2003

          connection with a class action settlement gain relating to price fixing by certain vitamin suppliers.

          Corporate expenses, net, increased 15% for the 2003 second quarter and 3% for the 2003 first half, excluding the 2003 first quarter gain of $860.6 million from the sale of the Company's remaining Amgen shares. The increase in corporate expenses, net is due primarily to higher general expenses related to increased pension expense, general insurance and other employee benefit expenses offset, in part, by lower interest expense resulting from lower weighted average debt outstanding as compared with prior year levels.

          The effective tax rate remained flat at 22.0% for both the 2003 second quarter and first half, excluding the 2003 first quarter gain on the sale of the Company's remaining Amgen shares, compared with 22.3% for both the 2002 second quarter and first half.


          Consolidated Net Income and Diluted Earnings Per Share Results
          --------------------------------------------------------------

          Net income and diluted earnings per share for the 2003 second quarter increased to $864.4 million and $0.65 compared with $599.9 million and $0.45 in the prior year, both increases of 44%. The increases in net income and diluted earnings per share for the 2003 second quarter were greater than the growth rate in net revenue due primarily to higher other income, as a result of gains from the divestiture of certain pharmaceutical and consumer healthcare products and lower interest expense, which factors were partially offset by higher costs of goods sold, as a percentage of net revenue.

          Net income and diluted earnings per share each increased 46% for the 2003 first half to $2,142.3 million and $1.61, respectively, compared with $1,471.8 million and $1.10 in the prior year. The 2003 first half net income and diluted earnings per share included a first quarter gain of $860.6 million ($558.7 million after-tax or $0.42 per share-diluted) related to the sale of the remaining 31,235,958 shares of the Company's Amgen common stock holdings. Excluding the gain on the sale of Amgen shares from the 2003 first half results, net income and diluted earnings per share for the 2003 first half each increased 8% to $1,583.6 million and $1.19 compared with the 2002 first half. Higher net income for the 2003 first half, excluding the Amgen gain, was affected by the same items that impacted the 2003 second quarter results, which included higher other income and lower interest expense, partially offset by a less profitable product mix and higher manufacturing costs, as well as higher selling, general and administrative expenses.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2003

          Liquidity, Financial Condition and Capital Resources
          ----------------------------------------------------

          Cash flows provided by operating activities totaling $950.4 million during the 2003 first half were generated primarily by earnings of $991.6 million (which excludes non-cash gains related to the sale of the remaining Amgen shares and sales of other assets) and proceeds of $126.2 million relating to improved collections on outstanding accounts receivable. Driving the cash outflows were payments of $248.4 million relating to the diet drug litigation and a payment of $535.2 million to the security fund as collateral for the Company's financial obligations under the diet drug settlement (see Note 3 to the consolidated condensed financial statements). Additionally, an increase in inventories of $326.4 million due primarily to production planning impacted cash outflows.

          The Company generated $981.2 million of cash from investing activities during the 2003 first half due primarily to proceeds received of $1,579.9 million relating to the sale of the Company's remaining 31,235,958 shares of Amgen common stock. The Company used $1,402.0 million for investments in property, plant and equipment and marketable securities. The capital expenditures made during the 2003 first half were consistent with the Company's commitment to expand existing manufacturing and research and development facilities worldwide, and build new biotechnology facilities.

          The Company received proceeds of $1,800.0 million from the issuance of two tranches of Notes in February 2003 (see Note 2 to the consolidated condensed financial statements). These proceeds were offset by cash used for financing activities relating to repayments of commercial paper and other borrowing transactions totaling $3,356.1 million and dividend payments of $610.6 million.

          At June 30, 2003, the Company had outstanding $6,927.0 million in total debt. The Company's total debt consisted of commercial paper of $457.7 million, and notes payable and other debt of $6,469.3 million. The Company offers its commercial paper in a very liquid market commensurate with its short-term credit ratings from Moody's (P2), S&P
          (A1) and Fitch (F1). Current debt at June 30, 2003, classified as Loans payable, consisted of $511.8 million of notes payable and other debt that is due within one year. All of the commercial paper outstanding at June 30, 2003 was supported by the Company's new credit facilities, totaling $2,700.0 million, and is classified as Long-term debt.

          Subject to the uncertainty in predicting the outcome of litigation (see Note 3 to the consolidated condensed financial statements), management believes that cash flows from operating activities and existing and prospective financing resources will be adequate to fund the Company's operations, pay opt out settlement payments and fund the nationwide class action settlement relating to the REDUX and PONDIMIN diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations, without requiring the disposition of any significant strategic core assets or businesses.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2003

          Certain Factors that May Affect Future Results
          ----------------------------------------------

          Prempro / Premarin - HRT Studies

          Two subsets of the Women's Health Initiative (WHI) enrolled a total of 27,000 predominantly healthy postmenopausal women to assess the risks and benefits of either long-term estrogen replacement therapy (ERT) or long-term hormone replacement therapy (HRT). The primary endpoint of the WHI study was coronary heart disease, with invasive breast cancer as the primary adverse outcome studied. In July 2002, the HRT subset of the WHI study, involving women who received a combination of conjugated estrogens and medroxyprogesterone acetate (PREMPRO), was stopped early (after the patients were followed in the study for an average of 5.2 years) because, according to the predefined stopping rule, increased risks of breast cancer and cardiovascular events exceeded the specified long-term benefits. The study observed an increased incidence of cardiovascular disease and, over time, breast cancer among women on HRT compared to those on placebo. The study also observed a reduction in the incidence of hip, vertebral and other osteoporotic fractures and of colon cancer among women on HRT compared to those on placebo. The study did not evaluate the use of HRT for the treatment of menopausal symptoms, the main indication of the product. Additional analyses of data from the HRT subset of the WHI study, including data on stroke, cognition, dementia, and breast cancer characteristics have been released during 2003, and further analyses of WHI data are expected to be released in the future.

          Sales of PREMPRO and other PREMARIN family products have been and will continue to be adversely affected by the WHI results. Based on the most recent available market data, average weekly prescriptions written for PREMPRO and PREMARIN decreased approximately 72% and 36%, respectively, compared to the average weekly prescriptions written during the eight-week period preceding the termination of the study subset. PREMPRO sales (including PREMPHASE) for the three and six months ended June 30, 2003 represented approximately 1% and 2%, respectively, of consolidated net revenue.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2003

          Set forth below are individual product operating results for both PREMPRO/PREMPHASE and PREMARIN for the three and six months ended June 30, 2003 and 2002.
                                             Prempro/Premphase
                                --------------------------------------------
                                  Three Months                Six Months
                                 Ended June 30,             Ended June 30,
                                -----------------          -----------------
          (In millions)          2003       2002            2003       2002
          ----------------      ------     ------          ------     ------
          Net revenue           $22.1      $171.5          $165.0     $387.6
          Gross profit (*)       (8.4)      147.2           115.1      332.9


                                                  Premarin
                                --------------------------------------------
                                  Three Months                Six Months
                                 Ended June 30,             Ended June 30,
                                -----------------          -----------------
          (In millions)          2003       2002            2003       2002
          ----------------      ------     ------          ------     ------
          Net revenue           $254.4     $273.9          $514.2     $733.3
          Gross profit           223.5      247.0           456.7      676.1


          (*) The Company recorded a $60.0 reserve in the 2003 second quarter for anticipated returns in connection with a projected shift in prescriptions toward the recently approved lower dosage forms of PREMARIN and PREMPRO.


          Competition

          The Company operates in the highly competitive pharmaceutical and consumer health care industries. PREMARIN, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products PREMPRO and PREMPHASE (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate), are the leaders in their categories and contribute significantly to the Company's net revenue and results of operations. PREMARIN's natural composition is not subject to patent protection (although PREMPRO has patent protection). The principal indications of PREMARIN, PREMPRO and PREMPHASE are to manage the symptoms of menopause and to prevent osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. New products containing different estrogens and/or different progestins than those found in PREMPRO and PREMPHASE, utilizing various forms of delivery and having one or more of the same indications have also been introduced. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the FDA announced that it would not approve certain synthetic estrogen products

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2003

          as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. In June 2003, a competitor company announced that it had filed an Abbreviated New Drug Application for approval of a generic version of PREMARIN allegedly made from the same natural source; the Company cannot predict the timing or outcome of the approval process.


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


          Litigation and Contingent Liabilities

          The Company is involved in various legal proceedings, including product liability and environmental matters that arise from time to time in the ordinary course of business, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and this Quarterly Report on Form 10-Q. These include allegations of injuries caused by drugs, vaccines and over-the-counter products, including PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen"), REDUX, DIMETAPP, ROBITUSSIN and PREMPRO. In addition, the Company has responsibility for environmental, safety and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund.

          The estimated costs that the Company expects to pay in these cases are accrued when the liability is considered probable and the amount can be reasonably estimated. In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. As investigations and cleanups proceed, environmental-related

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2003

          liabilities are reviewed and adjusted as additional information becomes available. In addition, the Company is self-insured against ordinary product liability risks and has liability coverage, in excess of certain limits and subject to certain policy ceilings, from various insurance carriers. It is the opinion of the Company that any potential liability that might exceed amounts already accrued will not have a material adverse effect on the Company's financial position but could be material to the results of operations or cash flows in one or more accounting periods.


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

          o anticipated developments related to PREMPRO/PREMARIN performance and ENBREL product supply; and

          o expectations regarding the impact of potential litigation relating to PREMPRO; the nationwide class action settlement relating to REDUX and PONDIMIN; and additional litigation charges related to REDUX and PONDIMIN, including those for opt outs from the national settlement.

          All forward-looking statements address matters involving numerous assumptions, risks and uncertainties, which may cause actual results to differ materially from those expressed or implied by us in those statements. Accordingly, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Additionally, we

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2003

          undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise. Certain factors which could cause the Company's actual results to differ materially from expected and historical results are discussed herein and others have been identified by the Company in Exhibit 99 to the Company's 2002 Annual Report on Form 10-K, which exhibit is incorporated herein by reference.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

          The market risk disclosures appearing on page 65 of the Company's 2002 Annual Report as incorporated by reference in the Form 10-K have not materially changed from December 31, 2002.

          At June 30, 2003, the fair values of the Company's financial instruments were as follows:

                                                  Carrying       Fair
                                    Notional/      Value         Value
          (In millions)             Contract      ----------------------
          Description                Amount        Assets (Liabilities)
          ---------------------     ------------------------------------
          Forward contracts (1)     $1,167.6          $0.2          $0.2
          Option contracts (1)         741.2         (15.3)        (15.3)
          Interest rate swaps        3,300.0         311.1         311.1
          Outstanding debt (2)       6,621.7      (6,927.0)     (7,229.8)


          (1) If the value of the U.S. dollar were to increase or decrease by 10%, in relation to all hedged foreign currencies, the net payable on the forward and option contracts would decrease or increase by approximately $88.0.

          (2) If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $329.9.

          The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of June 30, 2003; the fair value of interest rate swaps and forward contracts reflects the present value of the future potential gain or (loss) if settlement were to take place on June 30, 2003; and the fair value of option contracts reflects the present value of future cash flows if the contracts were settled on June 30, 2003.


Item 4.   Controls and Procedures
          -----------------------

          During the 2003 second quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are reasonably effective in design and practice to alert them, in a timely manner, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

                           Part II - Other Information
                           ---------------------------

Item 1.   Legal Proceedings
          -----------------

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

          In the litigation involving PREMPRO, the Company's estrogen and progestin replacement therapy, four additional putative class action lawsuits have been filed. Alexander, et al., v. Wyeth, No. 03-WM-0160, U.S.D.C., D. Colo.; Katzman, et al. v. Wyeth, No. L-1285-03, Super. Ct., Morris Cty., NJ; Leone, et al. v. Wyeth, No. 03CV0588, U.S.D.C., S.D.N.Y.; Phelps, et al. v. Wyeth, No. 03-80063, U.S.D.C., S.D. Fla. Plaintiffs in three of the cases (Alexander, Leone, and Phelps) each seek to represent a nationwide class of women who have ever ingested PREMPRO. They generally seek similar relief on behalf of the putative class: 1) purchase price refunds; 2) medical monitoring expenses; and
          3) compensatory and punitive damages. The plaintiffs in the Katzman case seek to represent a class of New Jersey women who have ingested the drug and seek purchase price refunds and medical monitoring expenses on their behalf. In addition to the 20 pending putative class actions, the Company is defending approximately 100 individual actions and approximately 25 multi-plaintiff actions in various courts for personal injuries including breast cancer, stroke and heart disease. Together with the class actions, these cases assert claims on behalf of approximately 380 women alleged injured by PREMPRO or PREMARIN.

          In the litigation involving alleged injuries as a result of the use of the NORPLANT SYSTEM, the Company's implantable contraceptive, the Louisiana Court of Appeals recently affirmed the certification of a statewide class of NORPLANT users and the Louisiana Supreme Court has now refused to hear a further appeal by the Company. The matter will now return to the trial court level for further proceedings. Davis v. American Home Products Corporation, No. CDC 94-11684, Orleans Parish, LA.

          By final judgment dated August 14, 2002, United States District Judge Richard A. Schell granted in part and denied in part the Company's motion for summary judgment in the cases pending before him in the federal multidistrict NORPLANT litigation. In re: Norplant Contraceptive Products Liability Litigation, MDL No. 1038, U.S.D.C., E.D. Tex. The effect of the ruling was to grant summary judgment against 2,960 plaintiffs in 710 cases (virtually all of the plaintiffs asserting claims in the MDL). Eighteen plaintiffs appealed this judgment to the United States Court of Appeals for the Fifth Circuit. Seventeen of those appellants subsequently agreed to drop their appeals and the Fifth Circuit has recently affirmed Judge Schell's ruling with respect to the remaining appellant.

          In the litigation involving the Company's cough/cold products, which contained the ingredient phenylpropanolamine (PPA), the first trials of PPA lawsuits against the Company are scheduled to begin in November and December 2003. Two trials previously scheduled for earlier this year have recently been settled:
          Walker, et al. v. Whitehall-Robins, et al., No. 0105-05204, Super. Ct., Multnomah Cty., OR, and Palmer, et al. v. Eon Labs Manufacturing, Inc., et al., No. 00-2-15370-8SEA, Super. Ct., King Cty., WA. The Company is currently defending approximately 1,200 lawsuits on behalf of approximately 2,200 plaintiffs.

          In the litigation alleging that the cumulative effect of thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism in children, an additional putative class action has been filed since the last Quarterly Report. Bothwell, et al. v. Abbott Laboratories, et al., No. JCCP 4246, Super. Ct., Los Angeles Cty., CA was a putative California statewide class action seeking relief under California's Proposition 65. The Bothwell case has been dismissed with prejudice, although an appeal of that dismissal is pending. Six of the other ten previously-reported putative class actions have also been dismissed without prejudice to permit plaintiffs to pursue claims under the Vaccine Compensation Act, one has been dismissed with prejudice because the claims of the class representatives were barred by the Vaccine Compensation Act's statute of limitations (Ashton, et al. v. Aventis Pasteur Inc., et al., Class Action Complaint 004026, Ct. Comm. Pleas, Philadelphia Cty., PA), and motions to dismiss are pending in the remaining three putative class actions.

          Including the putative class actions, the Company has been served with approximately 260 thimerosal lawsuits, involving approximately 1,800 named plaintiffs. The Company is also in the process of filing motions to dismiss in many of the individual cases for failure of the minor plaintiffs to file in the first instance under the Vaccine Compensation Act. The Vaccine Compensation Act mandates that vaccine recipients alleging injury from childhood vaccines first bring a claim under the Vaccine Compensation Act (the Act). If a claim under the Act has not been adjudicated within 240 days, the claimant may be released from proceeding under the Act and may pursue a lawsuit against the manufacturer. Four claimants who have not elected to participate in the Omnibus Autism Proceeding currently being conducted under the auspices of the Act have filed lawsuits against the Company following the expiration of the 240-day period, and an unknown number of additional claimants are expected to do likewise.

          The Company's Wyeth Medica Ireland (WMI) subsidiary has been served with a Statement of Claim filed in the High Court, Dublin, Ireland, by Schuurmans & Van Ginneken (SVG), a Netherlands-based molasses and liquid storage concern. SVG alleges that WMI conspired with its waste disposal contractors to improperly dispose of a sugar water process stream that contained medroxyprogesterone acetate (MPA). SVG seeks damages in excess of EU115 million for its own alleged direct losses related to the cleanup of systems and destruction of MPA-contaminated molasses and alleged losses made against it by various third parties, including compound feed manufacturers and pig farmers represented by the German Legal Aid Service. The Company has also recently received a claim letter on behalf of various Dutch entities, including the Dutch Association for the Animal Feed Industry, the Dutch Trade Union for Stock-Breeders, the Central Organization for the Meat Sector, and the Dutch Union of Traders in Cattle, claiming unspecified losses related to the alleged MPA contamination.

          The Company intends to continue to defend all of the foregoing litigation vigorously.

          The Federal Trade Commission has notified the Company that the Commission has closed its investigation into licensing agreements involving the Company and other pharmaceutical companies relating to Recombinant Factor VIII products and concluded that no further action is warranted at this time.

          In connection with the litigation brought by Duramed Pharmaceuticals, Inc. (which has since been acquired by Barr Laboratories, Inc.) involving allegations that the Company violated the antitrust laws through alleged exclusive and "disguised" exclusive contracts with managed care organizations and pharmacy benefit managers concerning PREMARIN, the Company and Barr have completed a transaction in which, inter alia, Barr acquired certain rights to four Company products and a sublicense to develop and market oral contraceptives using a compound in development. The sale of the product rights totaled $22.6 million and included DIAMOX, ZIAC, ZEBETA and AYGESTIN. As part of the transaction, Barr and the Company have terminated the litigation originally brought by Duramed Pharmaceuticals, Inc. (Duramed Pharmaceuticals, Inc. v. Wyeth-Ayerst Laboratories, Inc., No. C-1-00-735, U.S.D.C., S.D. Oh.). On June 11, 2003, the Company and Barr filed with the court a joint notice of final settlement and dismissal.

          The U.S. Court of Appeals for the Federal Circuit has affirmed the decision in August 2002 in favor of the Company by the U.S. District Court for the District of New Jersey that claims 1 and 3 of Schering's patent claiming a metabolite of loratadine were invalid. Schering Corp. v. Geneva Pharmaceuticals, Inc., et al., Docket Numbers 02-1545 and 02-1549, U.S.C.A., Fed. Cir. The Company had been sued by Schering for infringing these patent claims as a result of filing applications with the FDA seeking to market generic and over-the-counter loratadine products.

          Boston Scientific Scimed v. Cordis (Docket No 03-283, U.S.D.C., Del.) involves a patent infringement lawsuit brought by Boston Scientific against Cordis, seeking to enforce a patent on stent coatings against the Cordis Cypher Sirolimus drug eluting stent. In an earlier filed action, Cordis had sued Boston Scientific seeking to enforce Cordis' stent architecture patent. In the respective actions, both Boston Scientific and Cordis sought a preliminary injunction against the other. Although the Company is not a party to this litigation, if Cordis were to be enjoined from selling the Cypher stent, the Company could lose licensing income. Cordis has advised the Company that it intends to vigorously defend this litigation.

          In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position but could be material to the results of operations or cash flows in one or more accounting periods.

Item 4.   Submission of Matters to a Vote of Security-Holders
          ---------------------------------------------------

          (a) The matters described under item 4(c) below were submitted to a vote of security-holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on April 24, 2003 (the Annual Meeting).

          (b)  Not applicable.

          (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes):

               (i)  Election of directors:

                    Nominee                           For             Withheld
                    -------                           ---             --------
                    Clifford L. Alexander, Jr.        1,066,188,095   36,771,691
                    Frank A. Bennack, Jr.             1,015,302,311   87,657,475
                    Richard L. Carrion                1,004,172,369   98,787,417
                    Robert Essner                     1,066,667,027   36,292,759
                    John D. Feerick                   1,016,088,451   86,871,335
                    John P. Mascotte                  1,016,127,398   86,832,388
                    Mary Lake Polan,M.D.,Ph.D.,M.P.H. 1,066,682,517   36,277,269
                    Ivan G. Seidenberg                1,053,953,801   49,005,985
                    Walter V. Shipley                 1,054,516,653   48,443,133
                    John R. Torell III                1,016,384,282   86,575,504

               (ii) Ratification of the appointment of PricewaterhouseCoopers
                    LLP as principal independent public accountants for 2003:

                    For                      Against               Abstain
                    ---                      -------               -------
                    1,079,517,923            14,369,515            9,095,607

               (iii)Adoption of Stockholder Proposal regarding shareholder approval of "Poison Pills":

                    For                      Against               Abstain
                    ---                      -------               -------
                    700,342,172              240,376,740           16,907,473

                    There were 145,356,660 broker non-votes with reference to this item.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits
               --------

               Exhibit No.   Description
               -----------   -----------

               (12)          Computation of Ratio of Earnings to Fixed Charges.

               (31.1)        Certification of disclosure as adopted pursuant to
                             Section 302 of the Sarbanes-Oxley Act of 2002.

               (31.2)        Certification of disclosure as adopted pursuant to
                             Section 302 of the Sarbanes-Oxley Act of 2002.

               (32.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (32.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


          (b)  Reports on Form 8-K
               -------------------

               The following Current Reports on Form 8-K were filed by the
               Company:

               o April 23, 2003 to furnish the Press Release reporting the Company's earnings results for the 2003 first quarter.

               o July 23, 2003 to furnish the Press Release reporting the Company's earnings results for the 2003 second quarter.

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



Date: August 8, 2003

          Exhibit Index
          -------------


            Exhibit No.   Description
            -----------   -----------

            (12)          Computation of Ratio of Earnings to Fixed Charges.

            (31.1)        Certification of disclosure as adopted pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

            (31.2)        Certification of disclosure as adopted pursuant to
                          Section 302 of the Sarbanes-Oxley Act of 2002.

            (32.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (32.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                      EX-1