Form 10-Q
period 2003-09-30
WYETH
filed 2003-11-12
CIK 5187

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

For the quarterly period ended                     Commission file number 1-1225
      September 30, 2003

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


Registrant's telephone number, including area code (973) 660-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X        No
                                                    ------        --

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).         Yes  X        No
                                                    ------        --



The number of shares of Common Stock outstanding as of the close of business on October 31, 2003:

                                                          Number of
                   Class                              Shares Outstanding
                   -----                              ------------------
     Common Stock, $0.33-1/3 par value                  1,331,804,873

================================================================================

                                      WYETH

                                      INDEX

                                                                        Page No.

Part I   -  Financial Information                                            2

         Item 1. Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets -
                   September 30, 2003 and December 31, 2002                  3

                 Consolidated Condensed Statements of Operations -
                   Three and Nine Months Ended September 30,
                   2003 and 2002                                             4

                 Consolidated Condensed Statements of Changes in
                   Stockholders' Equity - Nine Months Ended
                   September 30, 2003 and 2002                               5

                 Consolidated Condensed Statements of Cash Flows -
                   Nine Months Ended September 30, 2003 and 2002             6

                 Notes to Consolidated Condensed Financial Statements      7-19

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          20-35

         Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk                                              36

         Item 4. Controls and Procedures                                    36

Part II  -  Other Information                                               37

         Item 1. Legal Proceedings                                        37-39

         Item 5. Approval of Audit-Related and Tax Services                 39

         Item 6. Exhibits and Reports on Form 8-K                           40

Signature                                                                   41

Exhibit Index                                                             EX-1


Items other than those listed above have been omitted because they are not applicable.

                         Part I - Financial Information
                         ------------------------------

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of September 30, 2003 and December 31, 2002, the results of its operations for the three and nine months ended September 30, 2003 and 2002, and changes in stockholders' equity and cash flows for the nine months ended September 30, 2003 and 2002. It is suggested that these consolidated condensed financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 2002 Annual Report on Form 10-K, Current Reports on Form 8-K and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

We make available through our Company website, free of charge, our Company filings with the SEC as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The reports we make available include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents. The Company website is www.wyeth.com.

                                              WYETH
                              CONSOLIDATED CONDENSED BALANCE SHEETS
                             (In Thousands Except Per Share Amounts)
                                           (Unaudited)
                                                                 September 30,      December 31,
                                                                     2003               2002
                                                                 -------------      ------------
ASSETS
Cash and cash equivalents                                           $3,107,281        $2,943,604
Marketable securities                                                1,291,065         1,003,275
Amgen investment                                                           -           1,509,947
Accounts receivable less allowances                                  2,516,942         2,379,819
Inventories:
     Finished goods                                                    845,358           736,360
     Work in progress                                                1,133,101           808,711
     Materials and supplies                                            458,351           447,653
                                                                 -------------      ------------
                                                                     2,436,810         1,992,724
Other current assets including deferred taxes                        2,819,907         1,766,483
                                                                 -------------      ------------
     Total Current Assets                                           12,172,005        11,595,852

Property, plant and equipment                                       11,221,276         9,834,985
     Less accumulated depreciation                                   2,933,078         2,599,293
                                                                 -------------      ------------
                                                                     8,288,198         7,235,692
Goodwill                                                             3,795,029         3,745,749
Other intangibles, net of accumulated amortization
  (September 30, 2003-$116,189 and December 31, 2002-$95,223)          157,192           145,915
Other assets including deferred taxes                                3,828,957         3,271,741
                                                                 -------------      ------------
     Total Assets                                                  $28,241,381       $25,994,949
                                                                 =============      ============

LIABILITIES
Loans payable                                                         $510,600          $804,894
Trade accounts payable                                                 693,156           672,633
Dividends payable                                                      306,290               -
Accrued expenses                                                     4,997,114         3,788,653
Accrued federal and foreign taxes                                    1,060,810           209,479
                                                                 -------------      ------------
     Total Current Liabilities                                       7,567,970         5,475,659

Long-term debt                                                       6,629,285         7,546,041
Accrued postretirement benefit obligations other than pensions       1,008,523           965,081
Other noncurrent liabilities                                         4,362,291         3,852,256

Contingencies and commitments (Note 3)

STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share                43                46
Common stock, par value $0.33-1/3 per share                            443,887           442,019
Additional paid-in capital                                           4,707,330         4,582,773
Retained earnings                                                    3,777,292         3,286,645
Accumulated other comprehensive loss                                  (255,240)         (155,571)
                                                                 -------------      ------------
     Total Stockholders' Equity                                      8,673,312         8,155,912
                                                                 -------------      ------------
     Total Liabilities and Stockholders' Equity                    $28,241,381       $25,994,949
                                                                 =============      ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                      WYETH
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (In Thousands Except Per Share Amounts)
                                                   (Unaudited)
                                                            Three Months                   Nine Months
                                                          Ended September 30,           Ended September 30,
                                                       ------------------------      --------------------------
                                                          2003          2002            2003           2002
                                                       ----------    ----------      -----------    -----------
Net revenue                                            $4,081,609    $3,623,672      $11,517,222    $10,770,041
                                                       ----------    ----------      -----------    -----------
Cost of goods sold                                      1,126,356     1,058,122        3,074,555      2,747,516
Selling, general and administrative expenses            1,313,870     1,216,073        3,967,362      3,796,457
Research and development expenses                         502,758       518,608        1,517,123      1,525,681
Interest expense, net                                      24,304        52,367           77,182        161,326
Other income, net                                          (5,732)      (21,850)        (269,299)      (155,188)
Diet drug litigation charges                            2,000,000     1,400,000        2,000,000      1,400,000
Gains related to Immunex/Amgen
   common stock transactions                                  -      (2,627,600)        (860,554)    (2,627,600)
                                                       ----------    ----------      -----------    -----------

Income (loss) before federal and foreign taxes           (879,947)    2,027,952        2,010,853      3,921,849
Provision (benefit) for federal and foreign taxes        (453,589)      626,553          294,924      1,048,671
                                                       ----------    ----------      -----------    -----------


Net income (loss)                                       $(426,358)   $1,401,399       $1,715,929     $2,873,178
                                                       ==========    ==========      ===========    ===========


Basic earnings (loss) per share                            $(0.32)        $1.06            $1.29          $2.17
                                                       ==========    ==========      ===========    ===========


Diluted earnings (loss) per share                          $(0.32)        $1.05            $1.29          $2.15
                                                       ==========    ==========      ===========    ===========



Dividends paid per share of common stock                    $0.23         $0.23            $0.69          $0.69
                                                       ==========    ==========      ===========    ===========


Dividends declared per share of common stock                $0.23         $0.23            $0.92          $0.92
                                                       ==========    ==========      ===========    ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                                WYETH
                                CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (In Thousands Except Per Share Amounts)
                                                             (Unaudited)
Nine Months Ended September 30, 2003:
                                                 $2.00                                                Accumulated
                                              Convertible                Additional                      Other            Total
                                               Preferred      Common      Paid-in       Retained     Comprehensive    Stockholders'
                                                 Stock        Stock       Capital       Earnings         Loss             Equity
                                              -----------    --------    ----------    ----------    -------------    -------------
Balance at January 1, 2003                            $46    $442,019    $4,582,773    $3,286,645        $(155,571)      $8,155,912

Net income                                                                              1,715,929                         1,715,929
Currency translation adjustments                                                                           413,008          413,008
Unrealized gains on derivative contracts, net                                                                   24               24
Unrealized gains on marketable securities, net                                                               2,413            2,413
Realized gain reclassified to net income                                                                  (515,114)        (515,114)
                                                                                                                      -------------
     Comprehensive income, net of tax                                                                                     1,616,260
                                                                                                                      -------------

Cash dividends declared (1)                                                            (1,223,091)                       (1,223,091)
Common stock issued for stock options                           1,807       104,380                                         106,187
Other exchanges                                        (3)         61        20,177        (2,191)                           18,044
                                              -----------    --------    ----------    ----------    -------------    -------------
Balance at September 30, 2003                         $43    $443,887    $4,707,330    $3,777,292        $(255,240)      $8,673,312
                                              ===========    ========    ==========    ==========    =============    =============

Nine Months Ended September 30, 2002:
                                                 $2.00                                                Accumulated
                                              Convertible                Additional                      Other            Total
                                               Preferred      Common      Paid-in       Retained     Comprehensive    Stockholders'
                                                 Stock        Stock       Capital       Earnings     Income (Loss)        Equity
                                              -----------    --------    ----------    ----------    -------------    -------------
Balance at January 1, 2002                            $51    $440,190    $4,295,051      $170,309        $(833,028)      $4,072,573

Net income                                                                              2,873,178                         2,873,178
Currency translation adjustments                                                                           105,858          105,858
Unrealized losses on derivative contracts, net                                                             (21,898)         (21,898)
Unrealized gains on marketable securities, net                                                             811,504          811,504
                                                                                                                      -------------
     Comprehensive income, net of tax                                                                                     3,768,642
                                                                                                                      -------------

Cash dividends declared (2)                                                            (1,219,147)                       (1,219,147)
Purchases of common stock for treasury                           (667)       (5,472)     (107,788)                         (113,927)
Common stock issued for stock options                           2,206       203,852                                         206,058
Other exchanges                                        (5)        141        19,795        (3,581)                           16,350
                                              -----------    --------    ----------    ----------    -------------    -------------
Balance at September 30, 2002                         $46    $441,870    $4,513,226    $1,712,971          $62,436       $6,730,549
                                              ===========    ========    ==========    ==========    =============    =============

(1) Included in cash dividends declared were the following dividends payable at September 30, 2003:
    - Common stock cash dividend of $0.23 per share ($306,281 in the aggregate) declared on September 25, 2003 and payable on December 1, 2003; and
    - Preferred stock cash dividends of $0.50 per share ($9 in the aggregate) declared on June 25, 2003 and paid on October 1, 2003.

(2) Included in cash dividends declared were the following dividends payable at September 30, 2002:
    - Common stock cash dividend of $0.23 per share ($304,891 in the aggregate) declared on September 26, 2002 and paid on December 1, 2002; and
    - Preferred stock cash dividends of $0.50 per share ($9 in the aggregate) declared on June 20, 2002 and paid on October 1, 2002.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                             WYETH
                        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                        (In Thousands)
                                          (Unaudited)
                                                                         Nine Months
                                                                     Ended September 30,
                                                                 ----------------------------
                                                                    2003              2002
                                                                 ----------        ----------
Operating Activities
--------------------
Net income                                                       $1,715,929        $2,873,178
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Diet drug litigation charges                                   2,000,000         1,400,000
   Gains related to Immunex/Amgen common stock transactions        (860,554)       (2,627,600)
   Gains on sales of assets                                        (289,561)         (111,299)
   Depreciation and amortization                                    398,064           365,510
   Change in deferred income taxes                                 (727,809)          424,396
   Diet drug litigation payments                                   (336,059)       (1,047,416)
   Security fund deposit                                           (535,200)         (415,000)
   Changes in working capital, net                                  451,425          (471,267)
   Other items, net                                                 (24,398)         (222,490)
                                                                 ----------        ----------
Net cash provided by operating activities                         1,791,837           168,012
                                                                 ----------        ----------

Investing Activities
--------------------
Purchases of property, plant and equipment                       (1,245,673)       (1,301,584)
Proceeds from sales of Amgen common stock                         1,579,917               -
Proceeds from Amgen acquisition of Immunex                              -           1,005,201
Proceeds from sales of assets                                       332,956           422,514
Proceeds from sales and maturities of marketable securities         775,674         1,336,764
Purchases of marketable securities                               (1,059,125)       (1,537,504)
                                                                 ----------        ----------
Net cash provided by (used for) investing activities                383,749           (74,609)
                                                                 ----------        ----------

Financing Activities
--------------------
Net proceeds from (repayments of) commercial paper               (2,996,030)        1,364,883
Proceeds from issuance of long-term debt                          1,800,000               -
Other borrowing transactions, net                                   (25,159)              456
Dividends paid                                                     (916,801)         (914,247)
Purchases of common stock for treasury                                  -            (113,927)
Exercises of stock options                                          106,187           206,058
                                                                 ----------        ----------
Net cash provided by (used for) financing activities             (2,031,803)          543,223
                                                                 ----------        ----------
Effects of exchange rate changes on cash balances                    19,894               188
                                                                 ----------        ----------
Increase in cash and cash equivalents                               163,677           636,814
Cash and cash equivalents, beginning of period                    2,943,604         1,744,734
                                                                 ----------        ----------
Cash and cash equivalents, end of period                         $3,107,281        $2,381,548
                                                                 ==========        ==========

Supplemental Information
------------------------
Interest payments                                                  $275,940          $333,133
Income tax payments, net of refunds                                 395,371           394,207

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Summary of Significant Accounting Policies
          ------------------------------------------

          The following policies are required interim updates to those disclosed in Footnote 1 of the 2002 Annual Report on Form 10-K:

          Stock-Based Compensation: The Company has five Stock Incentive Plans which it accounts for using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. No stock-based employee compensation cost is reflected in net income
          (loss), as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

                                                                        Three Months                     Nine Months
                                                                     Ended September 30,             Ended September 30,
                                                                  -------------------------       --------------------------
          (In thousands except per share amounts)                   2003            2002             2003            2002
          ------------------------------------------------        ---------      ----------       ----------      ----------
          Net income (loss), as reported                          $(426,358)     $1,401,399       $1,715,929      $2,873,178
          Deduct: total stock-based employee
            compensation expense determined under fair
            value-based method for all awards, net of  tax           77,965          81,901          233,518         222,611
                                                                  ---------      ----------       ----------      ----------

          Pro forma net income (loss)                             $(504,323)     $1,319,498       $1,482,411      $2,650,567
                                                                  =========      ==========       ==========      ==========

          Earnings (loss) per share:
            Basic - as reported                                      $(0.32)          $1.06            $1.29           $2.17
                                                                  =========      ==========       ==========      ==========
            Basic - pro forma                                        $(0.38)          $1.00            $1.12           $2.00
                                                                  =========      ==========       ==========      ==========

            Diluted - as reported                                    $(0.32)          $1.05            $1.29           $2.15
                                                                  =========      ==========       ==========      ==========
            Diluted - pro forma                                      $(0.38)          $0.99            $1.11           $1.99
                                                                  =========      ==========       ==========      ==========

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

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2003, are as follows:

                                                                    Consumer
          (In thousands)                       Pharmaceuticals     Healthcare       Total
          --------------------------------     ---------------     ----------     ----------
          Balance at December 31, 2002           $3,155,403         $590,346      $3,745,749
          Currency translation adjustments           47,989            1,291          49,280
                                                 ----------         --------      ----------
          Balance at September 30, 2003          $3,203,392         $591,637      $3,795,029
                                                 ==========         ========      ==========


Note 2.   Issuance of Notes and Credit Facilities
          ---------------------------------------

          Issuance of $1,800.0 Million of Notes:

          On February 11, 2003, the Company issued $1,800.0 million of Notes. The issuance consisted of two tranches of Notes, which pay interest semiannually, as follows:

               o $300.0 million 4.125% Notes due March 1, 2008 with interest payments due on March 1 and September 1

               o $1,500.0 million 5.25% Notes due March 15, 2013 with interest payments due on March 15 and September 15

          The interest rate payable on each of these tranches of Notes is subject to an increase of 0.25 percentage points per level of downgrade in the Company's credit rating by Moody's or S&P. There is no adjustment to the interest rate payable on either series of Notes for the first single-level downgrade in the Company's credit rating by S&P. If Moody's or S&P subsequently were to increase the Company's credit rating, the interest rate payable on each series of Notes is subject to a decrease of 0.25 percentage points for each level of credit rating increase. The interest rate payable for both series of Notes cannot be reduced below the original coupon rate of either series of Notes. However, the total adjustment to the interest rate for either series of Notes cannot exceed two percentage points and the interest rate in effect on March 15, 2006, for both series of Notes, will become the fixed interest rate until maturity. The Company would incur a total of approximately $4.5 million of additional annual interest expense for every 0.25 percentage point increase in the interest rate.

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

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          New Credit Facility:

          In March 2003, the Company's $3,000.0 million credit facility terminated. Concurrent with this termination, the Company entered into new credit facilities totaling $2,700.0 million. These credit facilities are composed of a $1,350.0 million, 364-day facility and a $1,350.0 million, three-year facility. The maturity date of any borrowings under the $1,350.0 million, 364-day credit facility that are outstanding upon its termination in March 2004 is extendible by the Company for an additional year. The credit facilities contain substantially identical financial and other covenants, representations, warranties, conditions and default provisions as the terminated facility.

          At September 30, 2003, the Company had commercial paper outstanding of $791.1 million, which is supported by the credit facilities identified above and was classified as Long-term debt.


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

          As previously reported, the number of individuals who have filed claims within the settlement that allege significant heart valve disease (known as "matrix" claims) has been higher than had been anticipated. The settlement agreement grants the Company access to claims data maintained by the settlement trust (the Trust). Based on its review of that data, the Company understands that, as of October 29, 2003, the Trust had recorded approximately 108,400 matrix-level claim forms. Approximately 24,300 of these forms are so deficient, incomplete or duplicative of other forms filed by the same claimant that they are, in the Company's view, unlikely to result in a significant number of matrix claims to be processed further.

          The Company's current understanding of the status of the remaining approximately 84,100 forms, based on its analysis of data received from the Trust through October 29, 2003, is as follows. Approximately 10,400 of the matrix claims have been processed to completion, with those claims either paid (approximately 2,850 claims, with payments of $1,074.2 million), denied (approximately 7,100) or withdrawn. Approximately 2,300 claims have begun the 100% audit process ordered in late 2002 by the federal court

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          overseeing the national settlement. Approximately 25,000 claims allege conditions that, if true, would entitle the claimant to receive a matrix award; these claims have not yet entered the audit process. Another approximately 16,800 claims with similar allegations have been purportedly substantiated by physicians whose claims are now subject to the outcome of the Trust's Integrity Program, discussed below. Approximately 29,400 claim forms do not currently contain sufficient information even to assert a matrix claim, although some of those claim forms could be made complete by the submission of additional information and could therefore become eligible to proceed to audit in the future. The remaining approximately 200 claims are currently in the data entry process and cannot be assessed at this time.

          In addition to the approximately 108,400 matrix claims filed as of October 29, 2003, additional matrix claims may be filed through 2015 by class members who develop a matrix condition in the future if they have registered with the Trust by May 3, 2003, and have demonstrated FDA+ regurgitation or mild mitral regurgitation on an echocardiogram conducted after diet drug use and obtained either outside of the Trust by January 3, 2003 or within the Trust's screening program.

          The Company's current understanding, based on data received from the Trust through October 29, 2003, is that audits have been completed on 1,064 of the approximately 2,300 claims that have begun the 100% audit process. Of these, 351 were found to be payable at the amount claimed and 21 were found to be payable at a lower amount than had been claimed. The remaining claims were found ineligible for a matrix payment, although the claimants may appeal that determination to the federal court overseeing the settlement. Because it remains unclear whether the claims audited to date are a representative sample of the claims that might proceed to audit, the Company cannot predict the ultimate outcome of the audit process.

          Both the volume and types of claims seeking matrix benefits received by the Trust to date differ materially from the epidemiological projections on which the court's approval of the settlement agreement was predicated. Based upon data received from the Trust, approximately 94% of the 25,000 matrix claimants who allege conditions that, if true, would entitle them to an award (and approximately 99% of the approximately 16,800 claims certified by physicians currently subject to the Trust's Integrity Program) seek an award under Level II of the five-level settlement matrix. (Level II covers claims for moderate or severe mitral or aortic valve regurgitation with complicating factors; depending upon the claimant's age at the time of diagnosis, and assuming no factors are present that would place the claim on one of the settlement's reduced payment matrices, awards under Level II range from $192,111 to $643,500.)

          An ongoing investigation which the Company understands is being conducted by counsel for the Trust and discovery conducted to date by the Company in connection with certain Intermediate and Back-End opt out cases (brought by some of the same lawyers who have filed these Level II claims and supported by some of the same cardiologists who have certified the Level II claims) cast substantial doubt on the merits of many of these

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          matrix claims and their eligibility for a matrix payment from the Trust. Therefore, in addition to the 100% audit process, the Trust has embarked upon an Integrity Program, which is designed to protect the Trust from paying illegitimate or fraudulent claims.

          Pursuant to the Integrity Program, the Trust has required additional information concerning matrix claims purportedly substantiated by thirteen identified physicians in order to determine whether to permit those claims to proceed to audit. Based upon data obtained from the Trust, the Company believes that approximately 16,800 matrix claims were purportedly substantiated by the thirteen physicians currently covered by the Integrity Program. It is the Company's understanding that additional claims substantiated by additional physicians might be subjected to the same requirements of the Integrity Program in the future. As an initial step in the integrity review process, each of the identified physicians has been asked to complete a comprehensive questionnaire regarding each claim and the method by which the physician reached the conclusion that it was valid. The ultimate disposition of any or all claims that are subject to the Integrity Program is at this time uncertain. Counsel for certain claimants affected by the program recently challenged the Trust's authority to implement the Integrity Program and to require completion of the questionnaire before determining whether to permit those claims to proceed to audit. While that motion was denied by the court, additional challenges to the Integrity Program are possible.

          The Trust has also adopted a program to prioritize the handling of those matrix claims that it believes are least likely to be illegitimate. Under the plan, claims under Levels III, IV and V will be processed and audited on an expedited basis. (Level III covers claims for heart valve disease requiring surgery to repair or replace the valve, or conditions of equal severity. Levels IV and V cover complications from, or more serious conditions than, heart valve surgery.) The policy will also prioritize the auditing of, inter alia, Level I claims, all claims filed by a claimant without counsel (i.e., on a pro se basis) and Level II claims substantiated by physicians who have attested to 20 or fewer matrix claims.

          Finally, the Trust has filed a suit alleging violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act against a Kansas City cardiologist who attested under oath to the validity of over 2,500 matrix claims. The suit alleges that the cardiologist intentionally engaged in a pattern of racketeering activity to defraud the Trust. The Trust has indicated that one of the goals of the Integrity Program is to recoup funds from those entities that caused the Trust to pay illegitimate claims.

          The Company continues to monitor the progress of the Trust's audit process and its Integrity Program and has brought and will continue to bring to the attention of the Trust and the court overseeing the settlement any additional irregularities that it uncovers in the matrix claim process. Even if substantial progress is made by the Trust, through its Integrity Program or other means, in reducing the number of illegitimate matrix claims, a significant number of the claims which proceed to audit might be interpreted as satisfying the matrix eligibility criteria, notwithstanding the possibility that the claimants may not in

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          fact have serious heart valve disease. If so, matrix claims found eligible for payment after audit may exceed the $3,750.0 million cap of the settlement fund.

          Should the settlement fund be exhausted, most of the matrix claimants who filed their matrix claim on or before May 3, 2003 and who pass the audit process at a time when there are insufficient funds to pay their claim may pursue the opt out right created by the Sixth Amendment to the settlement agreement, unless the Company first elects, in its sole discretion, to pay the matrix benefit after audit. Sixth Amendment opt out claimants may then sue the Company in the tort system, subject to the settlement's limitations on such claims. In addition to the limitations on all Intermediate and Back-End opt outs (such as the prohibition on seeking punitive damages and the requirement that the claimant sue only on the valve condition that gave rise to the claim), a Sixth Amendment opt out may not sue any defendant other than the Company and may not join his or her claim with the claim of any other opt out. The Company cannot predict the ultimate number of individuals who might be in a position to elect a Sixth Amendment opt out or who may in fact elect to do so, but that number could be substantial.

          If the settlement fund were to be exhausted, some individuals who registered to participate in the settlement by May 3, 2003, who had demonstrated either FDA+ level regurgitation or mild mitral regurgitation on an echocardiogram completed after diet drug use and conducted either outside of the settlement prior to January 3, 2003 or within the settlement's screening program, and who subsequently develop (at any time before 2015) a valvular condition that would qualify for a matrix payment might elect to pursue a Back-End opt out. Such individuals may pursue a Back-End opt out within 120 days of the date on which they first discover or should have discovered their matrix condition. The Company cannot predict the ultimate number of individuals who may be in a position to elect a Back-End opt out or who may in fact elect to do so, but that number could also be substantial.

          The Company's current understanding is that approximately 76,000 Intermediate opt out forms were submitted by May 3, 2003, the applicable deadline for most class members (other than qualified class members receiving echocardiograms through the Trust after January 3, 2003, who may exercise intermediate opt out rights within 120 days after the date of their echocardiogram). The number of Back-End opt out forms received as of the 2003 third quarter is estimated to be approximately 20,000, although certain additional class members may elect to exercise Back-End opt out rights in the future (under the same procedure as described above) even if the settlement fund is not exhausted. After eliminating forms that are duplicative of other filings, forms that are filed on behalf of individuals who have already either received payments from the Trust or settlements from the Company, and forms that are otherwise invalid on their face, it appears that approximately 78,000 individuals have filed Intermediate or Back-End opt out forms.

          Purported Intermediate or Back-End opt outs (as well as Sixth Amendment opt outs) who meet the settlement's medical eligibility requirements may pursue lawsuits against the Company, but must prove all elements of their claims - including liability, causation and

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          damages - without relying on verdicts, judgments or factual findings made in other lawsuits. They also may not seek or recover punitive, exemplary or multiple damages and may sue only for the valvular condition giving rise to their opt out right. To effectuate these provisions of the settlement, the federal court overseeing the settlement has issued orders limiting the evidence that may be used by plaintiffs in such cases. Those orders, however, are being challenged on appeal and the Company cannot predict the outcome of those appeals.

          In addition to the specific matters discussed herein, the federal court overseeing the national settlement has issued a number of rulings concerning the processing of matrix claims and the rights of, and limitations placed on, class members by the terms of the settlement. Several of those rulings are being challenged on appeal. Certain class members have also filed a number of motions, as well as a lawsuit, attacking both the binding effect of the settlement and the administration of the Trust. While most of those motions have been denied, one remains pending and several of those that have been denied are being challenged on appeal. The Company cannot predict the outcome of any of these appeals or of the lawsuit.

          To date, approximately 27,000 individuals who have filed Intermediate or Back-End opt out forms have filed lawsuits, most of which have been filed in the past few months. The claims of most of these 27,000 plaintiffs are now pending in federal courts and have been or will be transferred for pretrial proceedings to the federal court overseeing the national settlement. The Company expects to challenge vigorously all Intermediate and Back-End opt out claims of questionable validity or medical eligibility and the number of such claims that meet the settlement's opt out criteria will not be known for some time. As a result, the Company cannot predict the ultimate number of purported Intermediate or Back-End opt outs that will satisfy the settlement's opt out requirements, but that number could be substantial. As to those opt outs who are found eligible to pursue a lawsuit, the Company also intends vigorously to defend these cases on their merits.

          The Company has resolved the claims of all but a small percentage of the "initial" opt outs (i.e., those individuals who exercised their right to opt out of the settlement class) and continues to work toward resolving the rest. It also continues to work toward resolving the claims of individuals who allege that they have developed Primary Pulmonary Hypertension (PPH) as a result of their use of the diet drugs. The Company intends vigorously to defend those initial opt out and PPH cases that cannot be resolved prior to trial.

          On November 6, 2003, a jury in the District Court of Texas, 60th Judicial District, Jefferson County, returned a verdict in favor of the plaintiff in the case of Hayes v. American Home Products, et al., No. B-165,374, the first intermediate opt out case to go to trial. The jury in the Hayes case awarded plaintiff $1.36 million in compensatory damages for injuries allegedly sustained by the plaintiff due to her use of REDUX and PONDIMIN. The Company intends to pursue post-trial motions and an appeal if necessary.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          During the 2003 third quarter, the Company increased its reserves in connection with the REDUX and PONDIMIN diet drug matters by $2,000.0 million, bringing the total of the charges taken to date to $16,600.0 million. Through September 30, 2003, payments into the national settlement funds, individual settlement payments, legal fees and other costs totaling $12,985.4 million were paid and applied against the litigation accrual. At September 30, 2003, and including the most recent increase, $3,614.6 million of the litigation accrual remained. The balance remaining represents management's best estimate of the minimum aggregate amount anticipated to cover payments in connection with the Trust up to its cap, initial opt outs, PPH claims, Intermediate, Back-End or Sixth Amendment opt outs (collectively, the "downstream" opt outs), and the Company's legal fees related to the diet drug litigation. Due to its inability to estimate the ultimate number of valid downstream opt outs, and the merits and value of their claims, as well as the inherent uncertainty surrounding any litigation, the Company is unable to estimate the amount of any additional financial exposure represented by the downstream opt out litigation. However, the amount of financial exposure beyond that which has been recorded could be significant.

          The Company intends to defend itself vigorously and believes it can marshal significant resources and legal defenses to limit its ultimate liability in the diet drug litigation. However, in light of the circumstances discussed above, including the unknown number of valid matrix claims and the unknown number and merits of valid downstream opt outs, it is not possible to predict the ultimate liability of the Company in connection with its diet drug legal proceedings. It is therefore not possible to predict whether, and if so when, such proceedings will have a material adverse effect on the Company's financial condition, results of operations and/or cash flows and whether cash flows from operating activities and existing and prospective financing resources will be adequate to fund the Company's operations, pay all liabilities related to the diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations without the disposition of significant strategic core assets and/or reductions in certain cash outflows.


Note 4.   Restructuring Program
          ---------------------

          In December 2002, the Company recorded a special charge for restructuring and related asset impairments of $340.8 million to recognize the costs of closing certain manufacturing lines and two research facilities, as well as the elimination of certain positions at the Company's facilities. The Company recorded its asset impairments in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and its restructuring charges, including personnel and other costs, in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The restructuring will ultimately result in the elimination of approximately 3,150 positions worldwide. The reductions in workforce are permanent and affected all of the Company's segments, including Corporate. As of September 30, 2003, the Company is continuing the process of closing certain manufacturing lines and has eliminated approximately 2,850 positions. The activity in the restructuring accruals was as follows:

                                                           Personnel    Other Closure/
          (In thousands)                                     Costs        Exit Costs       Total
          --------------------------------------------     ---------    --------------    --------
          Restructuring accruals at December 31, 2002       $163,700           $73,000    $236,700
          Cash expenditures                                 (109,300)          (36,100)   (145,400)
                                                           ---------    --------------    --------
          Restructuring accruals at September 30, 2003       $54,400           $36,900     $91,300
                                                           =========    ==============    ========


Note 5.   Earnings (Loss) per Share
          -------------------------

          The following table sets forth the computations of basic earnings
          (loss) per share and diluted earnings (loss) per share:

                                                             Three Months                Nine Months
                                                          Ended September 30,        Ended September 30,
                                                        -----------------------    ------------------------
          (In thousands except per share amounts)         2003          2002          2003          2002
          ------------------------------------------    ---------    ----------    ----------    ----------

          Net income (loss) less preferred dividends    $(426,358)   $1,401,399    $1,715,902    $2,873,149
          Denominator:
            Weighted average number of common
              shares outstanding                        1,331,958     1,325,930     1,329,492     1,325,294
                                                        ---------    ----------    ----------    ----------

          Basic earnings (loss) per share                  $(0.32)        $1.06         $1.29         $2.17
                                                        =========    ==========    ==========    ==========

          Net income (loss)                             $(426,358)   $1,401,399    $1,715,929    $2,873,178
          Denominator:
            Weighted average number of common
              shares outstanding                        1,331,958     1,325,930     1,329,492     1,325,294
            Common stock equivalents of
              outstanding stock options and
              deferred common stock awards*                   -           5,138         5,823        10,004
                                                        ---------    ----------    ----------    ----------
          Total shares*                                 1,331,958     1,331,068     1,335,315     1,335,298
                                                        ---------    ----------    ----------    ----------

          Diluted earnings (loss) per share*               $(0.32)        $1.05         $1.29         $2.15
                                                        =========    ==========    ==========    ==========

          * The total weighted average number of common shares outstanding for diluted loss per share for the 2003 third quarter did not include common stock equivalents as the effect would have been antidilutive.

          Diluted earnings per share excluded 85.8 million and 91.0 million common shares related to options outstanding under the Company's Stock Incentive Plans at September 30, 2003 and 2002, respectively, as the exercise price per share of these options was greater than the average market value, resulting in an antidilutive effect on diluted earnings per share.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6.   Marketable Securities
          ---------------------

          The cost, gross unrealized gains and (losses), and fair value of available-for-sale and held-to-maturity securities by major security type at September 30, 2003 and December 31, 2002, were as follows:

                                                                    Gross           Gross
          (In thousands)                                          Unrealized      Unrealized        Fair
          At September 30, 2003                       Cost          Gains          (Losses)         Value
          ----------------------------------       ----------     ----------      ----------      ----------
          Available-for-sale:
             U.S. Treasury securities                $240,039           $746           $(158)       $240,627
             Commercial paper                          82,909              6              (2)         82,913
             Certificates of deposit                   38,601             12             (21)         38,592
             Corporate debt securities                226,652            581             (76)        227,157
             Other debt securities                      9,624            226             -             9,850
             Institutional fixed income fund          535,280          3,025             -           538,305
                                                   ----------     ----------      ----------      ----------
          Total available-for-sale                  1,133,105          4,596            (257)      1,137,444
                                                   ----------     ----------      ----------      ----------
          Held-to-maturity:
             Commercial paper                          58,839            -               -            58,839
             Certificates of deposit                   78,150            -               -            78,150
             Other debt securities                     16,632            -               -            16,632
                                                   ----------     ----------      ----------      ----------
          Total held-to-maturity                      153,621            -               -           153,621
                                                   ----------     ----------      ----------      ----------
                                                   $1,286,726         $4,596           $(257)     $1,291,065
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
                                                   ==========     ==========      ==========      ==========

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The contractual maturities of debt securities classified as available-for-sale at September 30, 2003 were as follows:

                                                                        Fair
          (In thousands)                                   Cost         Value
          ----------------------------------------       --------      --------
          Available-for-sale:
             Due within one year                         $306,655      $306,713
             Due after one year through five years        280,955       282,202
             Due after five years through 10 years            -             -
             Due after 10 years                            10,215        10,224
                                                         --------      --------
                                                         $597,825      $599,139
                                                         ========      ========

          All held-to-maturity debt securities are due within one year and had aggregate fair values of $153.6 million at September 30, 2003.


Note 7.   Company Data by Segment
          -----------------------

          The Company has three segments: Pharmaceuticals, Consumer Healthcare and Corporate. The Company's Pharmaceuticals and Consumer Healthcare segments are strategic business units that are managed separately because they manufacture, distribute and sell distinct products and provide services, which require various technologies and marketing strategies. The Company's Corporate segment is responsible for the treasury, tax and legal operations of the Company's businesses and maintains and/or incurs certain assets, liabilities, income, expense, gains and losses related to the overall management of the Company which are not allocated to the other segments.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                             Net Revenue
                                      -----------------------------------------------------------
                                            Three Months                      Nine Months
                                         Ended September 30,              Ended September 30,
          (In thousands)              -------------------------       ---------------------------
          Segment                        2003           2002             2003            2002
          -----------------------     ----------     ----------       -----------     -----------
          Pharmaceuticals             $3,420,774     $3,025,060        $9,771,298      $9,183,812
          Consumer Healthcare            660,835        598,612         1,745,924       1,586,229
                                      ----------     ----------       -----------     -----------

          Total                       $4,081,609     $3,623,672       $11,517,222     $10,770,041
                                      ==========     ==========       ===========     ===========


                                                      Income (Loss) Before Taxes
                                      -----------------------------------------------------------
                                            Three Months                      Nine Months
                                         Ended September 30,              Ended September 30,
          (In thousands)              -------------------------       ---------------------------
          Segment                       2003           2002              2003            2002
          -----------------------     ----------     ----------       -----------     -----------
          Pharmaceuticals (1)           $997,663       $659,922        $3,024,911      $2,469,737
          Consumer Healthcare (2)        191,424        183,579           420,628         486,515
          Corporate (3)               (2,069,034)     1,184,451        (1,434,686)        965,597
                                      ----------     ----------       -----------     -----------

          Total                        ($879,947)    $2,027,952        $2,010,853      $3,921,849
                                      ==========     ==========       ===========     ===========

          (1) Pharmaceuticals for the 2003 first nine months included gains of $231,453 as a result of the divestiture of product rights to ATIVAN, ISORDIL, DIAMOX, ZIAC, ZEBETA, AYGESTIN and SONATA.

          (2) Consumer Healthcare for the 2003 first nine months included a gain of $34,000 related to the divestiture of ANACIN. In addition, a gain of $78,950 was included in the 2002 first nine months results related to a class action settlement regarding price fixing by certain vitamin suppliers.

          (3) Corporate for the 2003 third quarter and first nine months included an additional charge of $2,000,000 related to the litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN. In addition, Corporate for the 2003 first nine months included a gain of $860,554 relating to the sale of the Company's remaining Amgen common stock holdings.

               Corporate for the 2002 third quarter and first nine months included a gain of $2,627,600 related to the acquisition of Immunex by Amgen and a charge of $1,400,000 related to the litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN.


Note 8.   Immunex/Amgen Transactions
          --------------------------

          During the first quarter of 2003, the Company completed the sale of the remaining 31,235,958 shares of Amgen common stock held by the Company at December 31, 2002. These remaining shares netted proceeds of $1,579.9 million and resulted in a gain of $860.6 million ($558.7 million after-tax or $0.42 per share-diluted).

          During the third quarter of 2002, Amgen completed its acquisition of Immunex. Under the terms of the acquisition agreement, the Company received 98,286,358 shares of Amgen common stock and $1,005.2 million in cash in exchange for all of its shares of Immunex common stock. As a result of the exchange, a gain of $2,627.6 million

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          ($1,684.7 million after-tax or $1.26 per share-diluted) was recorded during the 2002 third quarter, which represented the excess of the cash received plus the fair value of the Amgen shares received, $2,500.1 million, over the Company's book basis of its investment in Immunex and certain transaction costs.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

Item 2.   Results of Operations
          ---------------------

          Worldwide net revenue for the 2003 third quarter and first nine months was 13% and 7% higher, respectively, compared with prior year levels. The increase in worldwide net revenue for the 2003 third quarter and first nine months was due primarily to higher worldwide net revenue of both pharmaceuticals and consumer healthcare. Excluding the impact of foreign exchange, worldwide net revenue increased 9% for the 2003 third quarter and 3% for the 2003 first nine months.

          The following table sets forth worldwide net revenue results by segment together with the percentage changes from the comparable period in the prior year:

                                                Net Revenue
                                           ----------------------
                                                Three Months
                                            Ended September 30,
          (Dollars in millions)            ----------------------
          Segment                            2003         2002       % Increase
          --------------------------       ---------    ---------    ----------
          Pharmaceuticals                   $3,420.8     $3,025.1         13%
          Consumer Healthcare                  660.8        598.6         10%
                                           ---------    ---------    ----------
          Total                             $4,081.6     $3,623.7         13%
                                           =========    =========    ==========


                                                Net Revenue
                                           ----------------------
                                                Nine Months
                                            Ended September 30,
          (Dollars in millions)            ----------------------
          Segment                            2003         2002       % Increase
          --------------------------       ---------    ---------    ----------
          Pharmaceuticals                   $9,771.3     $9,183.8          6%
          Consumer Healthcare                1,745.9      1,586.2         10%
                                           ---------    ---------    ----------
          Total                            $11,517.2    $10,770.0          7%
                                           =========    =========    ==========


          Pharmaceuticals
          ---------------

          Worldwide pharmaceutical net revenue increased 13% for the 2003 third quarter and 6% for the 2003 first nine months. Excluding the favorable impact of foreign exchange, worldwide pharmaceutical net revenue increased 9% and 2% for the 2003 third quarter and first nine months, respectively.

          Worldwide human pharmaceutical net revenue increased 11% for the 2003 third quarter and 5% for the 2003 first nine months. The increases in net revenue were due primarily to higher sales of Effexor XR (global growth and higher volume caused by an increase in prescriptions), Protonix (strong prescription volume growth), ENBREL (internationally), PREVNAR and ZOSYN (each reflecting consistent increased manufacturing capability) and increased alliance revenue offset, in part, by lower sales of the PREMARIN family of products and CORDARONE I.V. (market exclusivity ended October 2002). Excluding the favorable impact of foreign exchange, worldwide human

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          pharmaceutical net revenue increased 7% and 1% for the 2003 third quarter and first nine months, respectively.

          Worldwide animal health product net revenue increased 63% for the 2003 third quarter and 25% for the 2003 first nine months as a result of higher domestic sales of ProHeart 6 compared with the similar periods in the prior year which were impacted by significant ProHeart 6 product returns. The increase in sales for the 2003 first nine months was also due to higher domestic sales of the Company's WEST NILE - INNOVATOR, a biological vaccine for horses. Excluding the favorable impact of foreign exchange, worldwide animal health product net revenue increased 57% and 21% for the 2003 third quarter and first nine months, respectively.

          The following table sets forth the significant worldwide human pharmaceutical and animal health net revenue by product for the three and nine months ended September 30, 2003 compared with the same periods in the prior year:

                                                Three Months                Nine Months
                                            Ended September 30,         Ended September 30,
          (In millions)                    ----------------------      ----------------------
          Products                           2003          2002          2003          2002
          ---------------------------      --------      --------      --------      --------
          EFFEXOR                            $645.3        $456.0      $1,875.2      $1,483.6
          PROTONIX                            407.0         344.5       1,077.4         783.8
          PREMARIN family                     346.0         422.9       1,025.3       1,545.8
          PREVNAR                             242.5         115.7         736.2         413.3
          Nutritionals                        214.5         210.9         632.6         610.2
          ZOSYN / TAZOCIN                     173.5          99.1         458.6         276.9
          Oral Contraceptives                 144.0         133.9         432.9         448.0
          ZOTON                                93.2          77.2         252.3         224.4
          ENBREL                               85.9          42.0         193.3         112.4
          BENEFIX                              64.1          59.4         185.2         161.2
          ReFacto                              57.8          52.8         166.6         143.6
          SYNVISC                              55.0          61.0         165.1         167.2
          ATIVAN                               48.4          52.7         158.4         154.2
          RAPAMUNE                             38.9          34.0         124.4          85.1
          CORDARONE                             3.8          96.6          12.0         297.8
          Alliance revenue                    184.1         124.5         435.3         288.6
          Other                               407.6         513.5       1,235.4       1,503.9
                                           --------      --------      --------      --------
          Total human pharmaceuticals       3,211.6       2,896.7       9,166.2       8,700.0
                                           --------      --------      --------      --------

          WEST NILE - INNOVATOR                10.5          29.1          60.2          45.5
          ProHeart 6                            7.1         (39.9)         26.2         (27.1)
          Other                               191.6         139.2         518.7         465.4
                                           --------      --------      --------      --------
          Total animal health                 209.2         128.4         605.1         483.8
                                           --------      --------      --------      --------

          Total pharmaceuticals            $3,420.8      $3,025.1      $9,771.3      $9,183.8
                                           ========      ========      ========      ========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          Consumer Healthcare
          -------------------

          Worldwide consumer healthcare net revenue increased 10% in each of the 2003 third quarter and first nine months due primarily to sales of ALAVERT (introduced in the 2002 fourth quarter) and higher sales of CENTRUM, ADVIL and CALTRATE. The 2003 first nine months increase was also attributable to higher sales of ADVIL COLD & SINUS and other cough/cold/allergy products. Excluding the impact of foreign exchange, worldwide consumer healthcare net revenue increased 7% in each of the 2003 third quarter and first nine months.

          The following table sets forth the significant worldwide consumer healthcare net revenue by product for the three and nine months ended September 30, 2003 compared with the same periods in the prior year:


                                                    Three Months                Nine Months
                                                 Ended September 30,        Ended September 30,
          (In millions)                          -------------------       ----------------------
          Products                                2003         2002          2003          2002
          ---------------------------------      ------       ------       --------      --------
          CENTRUM                                $148.3       $121.8         $402.3        $385.1
          ADVIL                                   126.9        117.9          335.3         321.3
          Other cough/cold/allergy products       111.3        119.4          248.9         235.1
          CALTRATE                                 44.1         37.9          113.0         100.4
          ADVIL COLD & SINUS                       35.3         38.5           87.8          78.5
          SOLGAR                                   26.9         24.8           82.1          77.8
          ALAVERT                                  25.8          -             77.5           -
          CHAP STICK                               29.9         23.6           69.3          67.1
          Other                                   112.3        114.7          329.7         320.9
                                                 ------       ------       --------      --------

          Total consumer healthcare              $660.8       $598.6       $1,745.9      $1,586.2
                                                 ======       ======       ========      ========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          The following table sets forth the percentage changes in worldwide net revenue by segment compared with the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

                                                 % Increase (Decrease)                             % Increase (Decrease)
                                        Three Months Ended September 30, 2003             Nine Months Ended September 30, 2003
                                    ---------------------------------------------     ---------------------------------------------

                                                         Foreign        Total                              Foreign        Total
                                    Volume     Price     Exchange     Net Revenue     Volume     Price     Exchange     Net Revenue
                                    ------     -----     --------     -----------     ------     -----     --------     -----------
          Pharmaceuticals
          -------------------
          United States                 6%        3%           -               9%        (4%)       5%           -               1%
          International                 8%        1%          10%             19%         3%        2%          10%             15%
                                       ---       ---          ---             ---        ---       ---          ---             ---
          Total                         7%        2%           4%             13%        (2%)       4%           4%              6%
                                       ===       ===          ===             ===        ===       ===          ===             ===

          Consumer Healthcare
          -------------------
          United States                 2%        1%           -               3%         3%        2%           -               5%
          International                14%        3%          10%             27%         8%        3%           9%             20%
                                       ---       ---          ---             ---        ---       ---          ---             ---
          Total                         6%        1%           3%             10%         5%        2%           3%             10%
                                       ===       ===          ===             ===        ===       ===          ===             ===

          Total
          -------------------
          United States                 5%        3%           -               8%        (3%)       5%           -               2%
          International                 9%        1%          10%             20%         3%        3%          10%             16%
                                       ---       ---          ---             ---        ---       ---          ---             ---
          Total                         7%        2%           4%             13%        (1%)       4%           4%              7%
                                       ===       ===          ===             ===        ===       ===          ===             ===

          Operating Expenses
          ------------------

          Cost of goods sold, as a percentage of Net revenue, decreased to 27.6% for the 2003 third quarter compared with 29.2% for the 2002 third quarter due in part to the non-recurrence of certain additional costs that were incurred in the 2002 third quarter to address various manufacturing issues, as well as a 2002 third quarter write-off of approximately $35.0 million of FluShield inventory. Cost of goods sold, as a percentage of Net revenue, increased to 26.7% for the 2003 first nine months compared with 25.5% for the 2002 first nine months due primarily to higher manufacturing costs and a less profitable product mix caused by lower sales of higher margin products, including the PREMARIN family of products and CORDARONE I.V., and higher sales of lower margin products such as PROTONIX, ZOSYN and ENBREL (internationally) offset, in part, by higher sales of EFFEXOR XR and PREVNAR, high margin products. Gross margin for the 2003 third quarter and first nine months was also impacted by increased alliance revenue recorded during the 2003 third quarter and first nine months as compared with the similar periods in the prior year. There are no costs of goods sold relating to alliance revenue. Therefore, any net revenue fluctuations impacted by alliance revenue will also impact gross margins.

          Selling, general and administrative expenses, as a percentage of Net revenue, decreased to 32.2% for the 2003 third quarter and 34.4% for the 2003 first nine months compared with 33.6% for the 2002 third quarter and 35.3% for the 2002 first nine months as a result of cost containment efforts initiated in the second half of 2002 offset, in part, by higher

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          general expenses related to increased pension expense, general insurance and other employee benefit expenses.

          Research and development expenses decreased 3% for the 2003 third quarter and 1% for the 2003 first nine months primarily due to reduced spending for licensing and operating expenses, including lower chemical and material costs and salaries, offset, in part by higher spending for clinical studies. Research and development spending is expected to increase during the 2003 fourth quarter as a result of the commencement of several Phase III clinical development programs.


          Interest Expense and Other Income
          ---------------------------------

          Interest expense, net for the three and nine months ended September 30, 2003 and 2002 consisted of the following:

                                              Three Months             Nine Months
                                           Ended September 30,     Ended September 30,
                                           -------------------     -------------------
          (In millions)                    2003          2002       2003         2002
          ----------------------------     -----        ------     ------       ------
          Interest expense                 $73.8        $101.5     $217.6       $291.3
          Interest income                  (19.5)        (25.5)     (57.9)       (69.0)
          Less: amount capitalized for
            capital projects               (30.0)        (23.6)     (82.5)       (61.0)
                                           -----        ------     ------       ------

          Total interest expense, net      $24.3         $52.4      $77.2       $161.3
                                           =====        ======     ======       ======

          Interest expense, net decreased 54% for the 2003 third quarter and 52% for the 2003 first nine months due primarily to lower weighted average debt outstanding, compared with prior year levels. Weighted average debt outstanding during the 2003 third quarter and first nine months was $7,329.2 million and $7,392.3 million, respectively, compared with prior year levels of $10,817.0 million and $10,380.8 million, respectively. The decrease in interest expense for the 2003 first nine months was also affected by higher capitalized interest resulting from spending for long-term capital projects in process. These projects include a new bio-pharmaceutical and vaccine manufacturing facility in Ireland, as well as the expansion of an existing manufacturing facility in Ireland.

          Other income, net decreased 74% for the 2003 third quarter and increased 74% for the 2003 first nine months. The decrease for the 2003 third quarter was primarily due to lower gains on sales of non-strategic assets. The increase for the 2003 first nine months was a result of significant second quarter gains from the divestiture of certain pharmaceutical and consumer healthcare products amounting to approximately $265.5 million. The divestitures included product rights in some or all territories to ATIVAN, ISORDIL, DIAMOX, ZIAC, ZEBETA, AYGESTIN, ANACIN and SONATA. The sales, profits and net assets of these divested products, individually or in the aggregate,

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          were not material to either business segment or the Company's consolidated financial position or results of operations.


          Income (Loss) Before Taxes
          --------------------------

          The following table sets forth worldwide income (loss) before taxes by segment together with the percentage changes from the comparable period in the prior year:

                                                              Income (Loss) Before Taxes
                                      ---------------------------------------------------------------------------
                                                 Three Months                             Nine Months
                                              Ended September 30,                     Ended September 30,
                                      -----------------------------------      ----------------------------------
          (Dollars in millions)                                                                        % Increase
          Segment                       2003         2002      % Increase        2003         2002      (Decrease)
          -----------------------     --------     --------    ----------      --------     --------   ----------
          Pharmaceuticals (1)           $997.7       $659.9           51%      $3,024.9     $2,469.7          22%
          Consumer Healthcare (2)        191.4        183.6            4%         420.6        486.5         (14%)
          Corporate (3)               (2,069.0)     1,184.5            -       (1,434.6)       965.6           -
                                      --------     --------           ---      --------     --------         ----

          Total                        ($879.9)    $2,028.0            -       $2,010.9     $3,921.8         (49%)
                                      ========     ========           ===      ========     ========         ====

          (1) Pharmaceuticals for the 2003 first nine months included gains of $231.5 as a result of the divestiture of product rights to ATIVAN, ISORDIL, DIAMOX, ZIAC, ZEBETA, AYGESTIN and SONATA. Excluding these divestiture gains, Pharmaceuticals income before taxes increased 13% for the 2003 first nine months.

          (2) Consumer Healthcare for the 2003 first nine months included a gain of $34.0 related to the divestiture of ANACIN. In addition, a gain of $78.9 was included in the 2002 first nine months results related to a class action settlement regarding price fixing by certain vitamin suppliers. Excluding the divestiture and settlement gain, Consumer Healthcare income before taxes decreased 5% for the 2003 first nine months.

          (3) Corporate for the 2003 third quarter and first nine months included a charge of $2,000.0 related to the REDUX and PONDIMIN diet drug litigation. In addition, the 2003 first nine months results included a gain of $860.6 relating to the sale of the Company's remaining Amgen common stock holdings. Corporate for the 2002 third quarter and first nine months results included a gain a $2,627.6 related to the acquisition of Immunex by Amgen and an additional diet drug litigation charge of $1,400.0. Excluding these items from the 2003 and 2002 third quarter and first nine months results, Corporate expenses, net increased 60% and 13%, respectively.

          Worldwide pharmaceutical income before taxes increased 51% for the 2003 third quarter primarily due to higher net revenue and increased gross profit margins earned on worldwide sales of human pharmaceuticals and animal health products and lower selling, general and administrative expenses offset, in part, by lower other income, net. Worldwide pharmaceuticals income before taxes increased 22% for the 2003 first nine months due primarily to higher net revenue and other income, as a result of 2003 second quarter gains from the divestiture of certain products and lower selling, general and administrative expenses offset, in part, by lower gross profit margins earned on worldwide sales of human pharmaceuticals.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          Worldwide consumer healthcare income before taxes increased 4% for the 2003 third quarter and decreased 14% for the 2003 first nine months while consumer healthcare sales increased 10% for both the 2003 third quarter and first nine months. This difference between sales growth and the growth of income before taxes for the 2003 third quarter and first nine months is primarily attributable to lower gross profit margins earned on worldwide sales of consumer healthcare products and higher selling, general and administrative expenses as a result of increased marketing expenses associated with the launch of ALAVERT. The 2003 first nine months difference was additionally impacted by the non-recurrence of income received in 2002 in connection with a class action settlement gain relating to price fixing by certain vitamin suppliers.

          Corporate loss before taxes for the 2003 third quarter and first nine months was $2,069.0 million and $1,434.6 million, respectively, compared with income before taxes for the 2002 third quarter and first nine months of $1,184.5 million and $965.6 million, respectively. Corporate includes a 2003 first quarter gain of $860.6 million from the sale of the Company's remaining Amgen shares; a 2003 third quarter charge of $2,000.0 million to increase the reserve related to the REDUX and PONDIMIN diet drug litigation; a 2002 third quarter gain of $2,627.6 million relating to the acquisition of Immunex by Amgen; and a 2002 third quarter diet drug litigation charge of $1,400.0 million. Excluding these items, Corporate expenses would have increased 60% for the 2003 third quarter and 13% for the 2003 first nine months. The increase was due primarily to higher general and administrative expenses related to increased employee benefit and compensation expenses, offset, in part, by lower interest expense, net.

          The effective tax rate was 51.5% (benefit) for the 2003 third quarter and 14.7% (charge) for the 2003 first nine months, compared with 30.9% and 26.7% (charges) for the 2002 third quarter and first nine months, respectively. Excluding the impact of the diet drug and Amgen items referred to above, the effective tax rate remained flat at 22.0% for both the 2003 third quarter and first nine months compared with 21.9% and 22.1% for the 2002 third quarter and first nine months.


          Consolidated Net Income (Loss) and Diluted Earnings (Loss) Per Share
          --------------------------------------------------------------------
          Results
          -------

          As Reported

          Net loss and diluted loss per share for the 2003 third quarter were $426.4 million and $0.32, respectively, compared with net income and diluted earnings per share of $1,401.4 million and $1.05 in the prior year, both decreases of 130%. Net income and diluted earnings per share each decreased 40% for the 2003 first nine months to $1,715.9 million and $1.29, respectively, compared with $2,873.2 million and $2.15 in the prior year.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          Before Certain Significant Items

          Net income before certain significant items and diluted earnings per share before certain significant items exclude from net income (loss) and diluted earnings (loss) per share, respectively, the impact of additional charges recorded to increase the reserve relating to the PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen") and REDUX diet drug litigation and the gains related to the receipt and subsequent liquidation of Amgen shares received in connection with Amgen's acquisition of Immunex.

          The Company's management uses these measures to manage and evaluate the Company's performance and believes it is appropriate to disclose these non-GAAP measures to assist investors with analyzing business performance and trends. The additional diet drug charges increase the reserve balance for a continuing legal matter that first resulted in a charge in 1999 and have been excluded due to their magnitude. The gains related to the Amgen / Immunex common stock transactions have been excluded due to the fact that the Company had not previously nor does it currently hold a position for investment purposes in an entity that, if acquired by another entity, would impact the Company's financial position or results of operations to the significant extent of the Amgen / Immunex common stock transactions.

          These measures should not be considered in isolation or as a substitute for the results of operations and diluted earnings per share prepared in accordance with generally accepted accounting principles (GAAP).

          Net income before certain significant items and diluted earnings per share before certain significant items for the 2003 third quarter were $873.6 million and $0.65, respectively, compared with $626.7 million and $0.47 for the 2002 third quarter, increases of 39% and 38%, respectively. The increases were principally due to higher net revenue, lower costs of goods sold, as a percentage of net revenue, and decreased interest expense offset, in part, by higher selling, general and administrative expenses and lower other income, net.

          Net income before certain significant items and diluted earnings per share before certain significant items for the 2003 first nine months both increased 17% to $2,457.2 million and $1.84, respectively, compared with $2,098.5 million and $1.57 in the 2002 first nine months. These increases were impacted by increases in net revenue and other income and lower interest expense, partially offset by higher costs of goods sold, as a percentage of net revenue.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          A reconciliation of net income before certain significant items and diluted earnings per share before certain significant items to net income (loss) and diluted earnings (loss) per share as reported under GAAP is presented in the following table:

                                                        Three Months                  Nine Months
                                                      Ended September 30,        Ended September 30,
                                                     ---------------------      ---------------------
          (In millions except per share amounts)       2003         2002          2003         2002
          --------------------------------------     --------     --------      --------     --------

          Net income before certain
            significant items                          $873.6       $626.7      $2,457.2     $2,098.5

          Gains related to Immunex/Amgen
            common stock transactions (1)                 -        1,684.7         558.7      1,684.7

          Diet drug litigation charges               (1,300.0)      (910.0)     (1,300.0)      (910.0)
                                                     --------     --------      --------     --------

          As reported net income (loss)               $(426.4)    $1,401.4      $1,715.9     $2,873.2
                                                     ========     ========      ========     ========

          Diluted earnings per share before
            certain significant items including
            the dilutive effect of common stock
            equivalents (CSE)                           $0.65        $0.47         $1.84        $1.57

          Dilutive effect of CSE (2)                     0.01          -             -            -

          Gains related to Immunex/Amgen
            common stock transactions (1)                 -           1.26          0.42         1.26

          Diet drug litigation charges (3)              (0.98)       (0.68)        (0.97)       (0.68)
                                                     --------     --------      --------     --------

          As reported diluted earnings (loss)
            per share (3)                              $(0.32)       $1.05         $1.29        $2.15
                                                     ========     ========      ========     ========

          (1) The gains related to the Immunex/Amgen common stock transactions consist of the following:

               o $2,627.6 ($1,684.7 after-tax or $1.26 per share-diluted) recorded during the 2002 third quarter related to the acquisition of Immunex by Amgen. The gain represents the excess of $1,005.2 in cash plus the fair value of 98,286,358 Amgen shares received, $2,500.1, over the Company's book basis of its investment in Immunex and certain transaction costs.

               o $860.6 ($558.7 after-tax or $0.42 per share-diluted) recorded during the 2003 first quarter related to the gain on the sale of the remaining 31,235,958 shares of the Company's Amgen common stock holdings.

          (2) The $0.01 per share benefit represents the impact on diluted earnings per share of excluding the dilutive effect of CSE.

          (3) The average number of common shares outstanding used to calculate the diet drug litigation charges and the diluted loss per share for the 2003 third quarter does not include CSE, as the effect on these items would be antidilutive.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          Liquidity, Financial Condition and Capital Resources
          ----------------------------------------------------

          Cash flows provided by operating activities totaling $1,791.8 million during the 2003 first nine months were generated primarily by earnings of $2,565.8 million (which excludes non-cash gains related to the sale of the remaining Amgen shares, sales of other assets and the 2003 third quarter diet drug litigation charge). Driving the cash outflows were payments of $336.1 million relating to the diet drug litigation (see Note 3 to the consolidated condensed financial statements) and an additional $535.2 million payment added by the Company to the security fund and recorded in Other assets including deferred taxes. The Company established the security fund as collateral for the Company's financial obligations under the settlement. The amounts in the security fund are owned by the Company and will earn interest income for the Company while residing in the security fund. An increase in inventories of $329.8 million due primarily to production planning also impacted cash outflows.

          The Company generated $383.7 million of cash from investing activities during the 2003 first nine months due primarily to proceeds received of $1,579.9 million relating to the sale of the Company's remaining 31,235,958 shares of Amgen common stock. In addition, the Company received investment proceeds through the sales and maturities of marketable securities and the sales of assets totaling $1,108.6 million. The Company used $2,304.8 million for investments in property, plant and equipment and marketable securities. The capital expenditures made during the 2003 first nine months were consistent with the Company's commitment to expand existing manufacturing and research and development facilities worldwide, and build new biotechnology facilities.

          The Company received proceeds of $1,800.0 million through financing activities from the issuance of two tranches of Notes in February 2003 (see Note 2 to the consolidated condensed financial statements). These proceeds were offset by repayments of commercial paper and other borrowing transactions totaling $3,021.2 million and dividend payments of $916.8 million.

          At September 30, 2003, the Company had outstanding $7,139.9 million in total debt. The Company's total debt consisted of commercial paper of $791.1 million and notes payable and other debt of $6,348.8 million. The Company offers its commercial paper in a very liquid market commensurate with its short-term credit ratings from Moody's (P2), S&P
          (A1) and Fitch (F2). On October 22, 2003, Moody's placed the Company's A3 senior unsecured rating under review for possible downgrade pending discussions with the Company; on the same day, Moody's confirmed the Company's Prime-2 (P2) short-term rating. In addition, on October 24, 2003, Fitch Ratings downgraded the Company's senior unsecured credit rating (long-term rating) to "A-" from "A", its commercial paper rating (short-term rating) to "F2" from "F1" and placed both ratings on "Rating Watch Negative" pending further discussions with the Company. Finally, on November 10, 2003, S&P placed the Company's "A" long-term and "A-1" short-term corporate credit ratings on "CreditWatch" with negative implications pending discussions with the Company. As a result of the short-term credit rating downgrade by Fitch, the Company's

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          commercial paper, which previously traded in the Tier 1 commercial paper market, now trades in the Tier 2 commercial paper market. Given the size of the Company's commercial paper program, management believes that the Company will have access to adequate liquidity to meet its short-term funding needs in the Tier 2 commercial paper market. Current debt at September 30, 2003, classified as Loans payable, consisted of $510.6 million of notes payable and other debt that is due within one year. All of the commercial paper outstanding at September 30, 2003 was supported by the Company's new credit facilities, totaling $2,700.0 million, and is classified as Long-term debt. Debt obligations of the Company as of September 30, 2003 are set forth below.

                                       Less than                               Over
          (In millions)     Total       1 year      1-3 years    4-5 years    5 years
          -------------    --------    ---------    ---------    ---------    --------
          Total debt       $7,139.9       $510.6     $2,818.3       $315.1    $3,495.9

          In light of the circumstances discussed in Note 3 to the consolidated condensed financial statements, including the unknown number of valid matrix claims and the unknown number and merits of valid downstream opt outs, it is not possible to predict the ultimate liability of the Company in connection with its diet drug legal proceedings. It is therefore not possible to predict whether, and if so when, such proceedings will have a material adverse effect on the Company's financial condition, results of operations and/or cash flows and whether cash flows from operating activities and existing and prospective financing resources will be adequate to fund the Company's operations, pay all liabilities related to the diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations without the disposition of significant strategic core assets and/or reductions in certain cash outflows.


          Certain Factors that May Affect Future Results
          ----------------------------------------------

          Prempro / Premarin - HT Studies

          In July 2002, the hormone replacment therapy (HT) subset of the Women's Health Initiative (WHI) study, involving women who received a combination of conjugated estrogens and medroxyprogesterone acetate (PREMPRO), was stopped early (after the patients were followed in the study for an average of 5.2 years) because, according to the predefined stopping rule, certain increased risks exceeded the specified long-term benefits. Additional analyses of data from the HT subset of the WHI study have been released during 2003, and further analyses of WHI data are expected to be released in the future.

          Sales of PREMPRO and other PREMARIN family products have been and will continue to be adversely affected by the WHI results. Based on the most recent available market data, average weekly prescriptions written for PREMPRO and PREMARIN decreased approximately 75% and 44%, respectively, compared to the average weekly

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          prescriptions written during the eight-week period preceding the termination of the study subset. PREMPRO sales (including PREMPHASE) for both the three and nine months ended September 30, 2003 represented approximately 2% of consolidated net revenue.

          Set forth below are individual product operating results for both PREMPRO/PREMPHASE and PREMARIN for the three and nine months ended September 30, 2003 and 2002.

                                              Prempro/Premphase
                               ------------------------------------------------
                                  Three Months                  Nine Months
                               Ended September 30,          Ended September 30,
                               -------------------          -------------------
          (In millions)         2003         2002            2003        2002
          ----------------     ------       ------          ------     --------
          Net revenue           $66.0       $153.0          $231.0       $540.8
          Gross profit (*)       47.1        132.4           162.2        465.4


                                                   Premarin
                               ------------------------------------------------
                                  Three Months                  Nine Months
                               Ended September 30,          Ended September 30,
                               -------------------          -------------------
          (In millions)         2003         2002            2003        2002
          ----------------     ------       ------          ------     --------
          Net revenue          $280.1       $269.9          $794.3     $1,005.0
          Gross profit          236.3        241.1           693.0        918.7


          (*) The Company recorded a $60.0 reserve in the 2003 second quarter for anticipated returns in connection with a projected shift in prescriptions toward the recently approved lower dosage forms of PREMPRO. This $60.0 reserve was calculated by reviewing wholesalers' inventory levels as of June 30, 2003, after deducting projected PREMPRO sales by wholesalers using the first-in, first-out (FIFO) method and excluding "out of date" inventory (it is the Company's policy to accept returns of product with expiration dates of six months or less). The Company fully reserved for the value of this remaining inventory, which approximated $60.0.


          Competition
          -----------

          The Company operates in the highly competitive pharmaceutical and consumer health care industries. PREMARIN, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products PREMPRO and PREMPHASE (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate), are the leaders in their categories and contribute significantly to the Company's net revenue and results of operations. PREMARIN's natural composition is not subject to patent protection (although PREMPRO has patent protection). The principal indications of PREMARIN, PREMPRO and PREMPHASE are to manage the symptoms of menopause and to prevent osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms. During the past

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. New products containing different estrogens and/or different progestins than those found in PREMPRO and PREMPHASE, utilizing various forms of delivery and having one or more of the same indications have also been introduced. Some companies have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the FDA announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. One other company has announced that it has applied for FDA approval of a generic version of PREMARIN derived from the same natural source. Following a bench trial in November 2002, a federal court found, in an order issued on October 2, 2003, that the company which had developed the estrogens to be used in this product, Natural Biologics, Inc., had misappropriated certain of the Company's trade secrets relating to the manufacture of PREMARIN. The court has entered a permanent injunction that, inter alia, bars Natural Biologics, Inc. from using the misappropriated trade secrets and from engaging in the research, development, production or manufacture of estrogens from urine. Wyeth
          v. Natural Biologics, Inc., et al., No. 98-2469 (JNE/JGL), U.S.D.C.,
          D. Minn. Natural Biologics, Inc. has filed an appeal from the court's injunction. The Company cannot predict the timing or outcome of the appeal or of any other effort by any other company along these lines.


          Product Supply

          Market demand for ENBREL is strong; however the sales growth had been constrained by limits on the existing source of supply. In December 2002, the retrofitted Rhode Island facility owned by Amgen was completed and manufacturing production was approved by the FDA. Consequently, manufacturing capacity for ENBREL has significantly increased in 2003. Market demand has continued to grow and additional manufacturing supply is projected to be required. In April 2002, Immunex (prior to being acquired by Amgen) announced it entered into a manufacturing agreement with Genentech, Inc. to produce ENBREL beginning in 2004, subject to FDA approval. The current plan for the longer term includes an additional manufacturing facility, which is being constructed by the Company in Ireland and expansion of the Rhode Island facility, both of which are expected to be completed during 2005.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          Supply Chain

          Management continually reviews the Company's supply chain structure with respect to utilization of production capacities as well as manufacturing efficiencies. Changes in product demand periodically create capacity imbalances within the manufacturing network. When such imbalances result in overcapacity which management considers to be other than temporary, the network is restructured to gain optimal efficiency and to reduce production costs. As a result, additional restructuring charges may occur in future periods.


          Litigation and Contingent Liabilities

          The Company is involved in various legal proceedings, including product liability and environmental matters that arise from time to time in the ordinary course of business, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003, a Current Report on Form 8-K (filed on October 22, 2003) and this Quarterly Report on Form 10-Q. These include allegations of injuries caused by drugs, vaccines and over-the-counter products, including PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen"), REDUX, DIMETAPP, ROBITUSSIN, PREMPRO and PREMARIN. In addition, the Company has responsibility for environmental, safety and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund.

          The estimated costs that the Company expects to pay in these cases are accrued when the liability is considered probable and the amount can be reasonably estimated. In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. As investigations and cleanups proceed, environmental-related liabilities are reviewed and adjusted as additional information becomes available. In addition, the Company is self-insured against ordinary product liability risks and has liability coverage, in excess of certain limits and subject to certain policy ceilings, from various insurance carriers. It is not possible to predict whether any potential liability that might exceed amounts already accrued will have a material adverse effect on the Company's financial condition, results of operations and/or cash flows. This is discussed in greater detail in Note 3 to the consolidated condensed financial statements.


          Cautionary Statements Regarding Forward-Looking Information
          -----------------------------------------------------------

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This quarterly report, including management's discussion and analysis set forth herein, as well as our annual, quarterly, current and special reports,

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          proxy statements and other information filed with the SEC and other written or oral statements made by us or on our behalf may include forward-looking statements reflecting our current views at the time these statements were made with respect to future events and financial performance. These forward-looking statements can be identified by the use of words such as "anticipates," "expects," "is confident," "plans," "could," "will,""believes," "estimates," "forecasts," "projects" and other words of similar meaning. These forward-looking statements address various matters, including:

               o our anticipated results of operations, liquidity position, financial condition and capital resources;
               o the benefits that we expect will result from our business activities and certain transactions we announced or completed, such as increased revenues, decreased expenses, and avoided expenses and expenditures;
               o statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts;
               o the timing and successfulness of research and development activities;
               o    trade buying patterns;
               o    the impact of competitive or generic products;
               o economic conditions, including interest rate and foreign currency exchange rate fluctuation;
               o    changes in generally accepted accounting principles;
               o any changes in political or economic conditions due to the threat of terrorist activity worldwide and related U.S. military action internationally;
               o costs related to product liability, patent protection, government investigations and other legal proceedings;
               o our ability to protect our intellectual property, including patents;
               o the impact of legislation or regulation affecting pricing, reimbursement or access, both in the U.S. and internationally;
               o    impact of managed care or health care cost containment;
               o governmental laws and regulations affecting our U.S. and international businesses, including tax obligations;
               o    environmental liabilities;
               o the future impact of presently known trends, including those with respect to product performance and competition;
               o    changes in product mix;
               o anticipated developments related to sales of PREMPRO/PREMARIN products and ENBREL product supply; and
               o expectations regarding the impact of potential litigation relating to PREMPRO, PREMARIN, ROBITUSSIN and DIMETAPP; the nationwide class action settlement relating to REDUX and PONDIMIN; and additional litigation charges related to REDUX and PONDIMIN, including those for opt outs from the national settlement.

          All forward-looking statements address matters involving numerous assumptions, risks and uncertainties, which may cause actual results to differ materially from those

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2003

          expressed or implied by us in those statements. Accordingly, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Additionally, we undertake no obligation to publicly update or revise any forward-looking statements,whether as a result of new information, future developments or otherwise. Certain factors which could cause the Company's actual results to differ materially from expected and historical results are discussed herein and others have been identified by the Company in Exhibit 99 to the Company's 2002 Annual Report on Form 10-K, which exhibit is incorporated herein by reference, and in our periodic reports, including Current Reports on Form 8-K and Quarterly Reports on Form 10-Q, filed with the SEC.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

          The market risk disclosures appearing on page 65 of the Company's 2002 Annual Report as incorporated by reference in the Form 10-K have not materially changed from December 31, 2002. At September 30, 2003, the fair values of the Company's financial instruments were as follows:

                                                     Carrying             Fair
                                   Notional/          Value              Value
         (In millions)             Contract          -------------------------
         Description                Amount             Assets (Liabilities)
         ---------------------     -------------------------------------------
         Forward contracts (1)     $1,068.7              $0.6             $0.6
         Option contracts (1)         260.1               0.3              0.3
         Interest rate swaps        3,300.0             191.8            191.8
         Outstanding debt (2)       6,954.0          (7,139.9)        (7,442.4)


          (1) If the value of the U.S. dollar were to increase or decrease by 10%, in relation to all hedged foreign currencies, the net receivable on the forward and option contracts would decrease or increase by approximately $60.2.

          (2) If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $309.2.

          The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of September 30, 2003; the fair value of interest rate swaps and forward contracts reflects the present value of the future potential gain or (loss) if settlement were to take place on September 30, 2003; and the fair value of option contracts reflects the present value of future cash flows if the contracts were settled on September 30, 2003.


Item 4.   Controls and Procedures
          -----------------------

          During the 2003 third quarter, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are reasonably effective in design and practice to alert them, in a timely manner, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies or material weaknesses.

                           Part II - Other Information
                           ---------------------------

Item 1.   Legal Proceedings
          -----------------

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, a Current Report on Form 8-K (filed on October 22, 2003) and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

          During the 2003 third quarter, the Company increased its reserves in connection with the REDUX and PONDIMIN diet drug litigation by $2,000.0 million, bringing the total of the charges taken to date to $16,600.0 million. Through September 30, 2003, payments into the national settlement funds, individual settlement payments, legal fees and other costs totaling $12,985.4 million were paid and applied against the litigation accrual. At September 30, 2003, and including the most recent increase, $3,614.6 million of the litigation accrual remained.

          On November 6, 2003, a jury in the District Court of Texas, 60th Judicial District, Jefferson County, returned a verdict in favor of the plaintiff in the case of Hayes v. American Home Products, et al., No. B-165,374, the first Intermediate opt out case to go to trial. The jury in the Hayes case awarded plaintiff $1.36 million in compensatory damages for injuries allegedly sustained by the plaintiff due to her use of REDUX and PONDIMIN. The Company intends to pursue post-trial motions and an appeal if necessary.

          The REDUX and PONDIMIN diet drug litigation is discussed in greater detail in Note 3 to the consolidated condensed financial statements, under the caption "Contingencies and Commitments" herein.

          In the litigation involving PREMPRO, the Company's estrogen and progestin replacement therapy, an additional putative class action lawsuit was filed during the 2003 third quarter. Jenkins, et al. v. Wyeth, No. 03-2250, U.S.D.C., E.D. La. Plaintiff seeks to represent a class of Louisiana women who have ingested the drug and seeks purchase price refunds, medical monitoring expenses damages and injunctive relief on their behalf. In addition to the 21 pending putative class actions, the Company was defending approximately 180 individual actions and approximately 35 multi-plaintiff actions in various courts for personal injuries including breast cancer, stroke and heart disease as of the 2003 third quarter. Together with the class actions, these cases asserted claims on behalf of approximately 590 women alleged injured by PREMPRO or PREMARIN.

          In the litigation involving the Company's cough/cold products that contained the ingredient phenylpropanolamine (PPA), the first trial of PPA lawsuits against the Company is scheduled to begin in December 2003. Nineteen additional trials are scheduled for 2004. Two trials previously scheduled for earlier this year have recently been settled:
          Walker, et al. v. Whitehall-Robins, et al., No. 0105-05204, Super.
          Ct.,

          Multnomah Cty., OR, and Palmer, et al. v. Eon Labs Manufacturing, Inc., et al., No. 00-2-15370-8SEA, Super. Ct., King Cty., WA. As of the 2003 third quarter, the Company was defending approximately 1,200 lawsuits on behalf of approximately 1,950 plaintiffs.

          In the litigation alleging that the cumulative effect of thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism in children, the Company had been served with approximately 300 thimerosal lawsuits (including eleven purported class actions), involving approximately 1,900 named plaintiffs as of the 2003 third quarter. The Company is also in the process of filing motions to dismiss in many of the individual cases for failure of the minor plaintiffs to file in the first instance under the Vaccine Compensation Act (the Act). The Act mandates that vaccine recipients alleging injury from childhood vaccines first bring a claim under the Act. If a claim under the Act has not been adjudicated within 240 days, the claimant may be released from proceeding under the Act and may pursue a lawsuit against the manufacturer. Four claimants who have not elected to participate in the Omnibus Autism Proceeding currently being conducted under the auspices of the Act have filed lawsuits against the Company following the expiration of the 240-day period, and an unknown number of additional claimants are expected to do likewise.

          In July 2002, the United States Court of Federal Claims, which administers the compensation program established by the Vaccine Compensation Act, issued Autism General Order No. 1 (the Order) accepting jurisdiction of the thimerosal matters by establishing an Omnibus Autism Proceeding. (Participation in the Omnibus Proceeding is not mandatory, although many petitioners who claim to suffer from allegedly thimerosal-related autism have elected to participate.) The Order established a two-step procedure. The first step will be for the Office of Special Masters (OSM) to conduct an inquiry into the general causation issues involved in the cases (i.e., to consider whether thimerosal can cause autism); the second step will be for the OSM to apply the causation conclusions to the individual cases. In an Order issued September 24, 2003, the Special Master indefinitely postponed future calendar dates originally set in the Omnibus Autism Proceeding, including the date for the hearing on the issue of general causation.

          In the litigation alleging that the Company, along with various other pharmaceutical manufacturers, allegedly improperly inflated the Average Wholesale Price (AWP) of certain of its products, two additional lawsuits have been filed. The complaints in both County of Westchester v. Wyeth, et al., CV 03 6178, U.S.D.C., S.D.N.Y., and County of Rockland v. Wyeth, et al., CV 03 7055, U.S.D.C., S.D.N.Y., allege that each of the counties and their citizens have been injured by defendants' alleged practices. Plaintiffs seek injunctive relief and compensatory and punitive damages as a result of defendants' alleged unlawful scheme to overcharge for prescription medications paid for by Medicaid. In addition, the plaintiff state attorneys general in State of Montana v. Wyeth, et al., No. CV 02-09-H-DWM, U.S.D.C., D. Mont., and State of Nevada v. Wyeth et al., No. CV N-02-0202, U.S.D.C., D. Nev., have filed amended complaints that have dropped the Company as a defendant.

          The Company has been served with a lawsuit alleging that the plaintiff, a former employee at the Company's Sanford, North Carolina facility, was terminated in December 2002 in violation of the whistleblower provisions of the Sarbanes-Oxley Act when he complained about Good Manufacturing Practices (GMP) deficiencies in training programs and reported alleged violations of federal law in the manufacture and release of a vaccine to the Company's Office of Ethics and Business Conduct and Office of Compliance. Livingston v. Wyeth Inc., et al., No. 03CV00919, U.S.D.C., M.D.N.C. Plaintiff seeks reinstatement and unspecified compensatory and punitive damages. The Company does not believe that the lawsuit has merit and intends to defend this matter vigorously.

          The U.S. Court of Appeals for the Federal Circuit has affirmed the District Court's holding of liability that the University of Colorado employees are the sole inventors of the MATERNA formulation patent and the awards of $55.7 million in compensatory damages, together with $1.0 million in exemplary damages and post judgment interest and the Company's petition for a rehearing en banc has been denied. University of Colorado et al. v. American Cyanamid Company, No. 93-K-1657, U.S.D.C., D. Col.

          The U.S. Court of Appeals for the Federal Circuit has affirmed the decision in August 2002 in favor of the Company by the U.S. District Court for the District of New Jersey that claims 1 and 3 of Schering's patent claiming a metabolite of loratadine were invalid. Schering Corp. v. Geneva Pharmaceuticals, Inc., et al., Nos. 02-1545 and 02-1549, U.S.C.A., Fed. Cir. The Company had been sued by Schering for infringing this patent as a result of filing applications with the FDA seeking to market generic and over-the-counter loratadine products. Schering's petition seeking rehearing in the U.S. Court of Appeals for the Federal Circuit was denied on October 28, 2003. Schering has ninety days in which to seek certiorari from the U.S. Supreme Court.

          The Company intends to continue to defend all of the foregoing litigation vigorously.


Item 5.   Approval of Audit-Related and Tax Services
          ------------------------------------------

          On September 25, 2003 the Audit Committee of Wyeth's Board of Directors approved utilization of the Company's outside auditors to perform audit-related services primarily for the audits of Wyeth's Benefit Plans, and other services, including but not limited to; assistance with registration statements, comfort letters for debt issuances and audit support services related to the Company's approach and methodology to comply with certain requirements of the Sarbanes-Oxley Act. The Audit Committee also approved utilization of the Company's outside auditors to perform tax services primarily related to the analysis and review of the consolidated and local foreign tax provisions, preparation of local foreign tax returns, assistance in foreign tax audits and transfer pricing documentation. The majority of the aforementioned audit-related and tax services relate to the year ending December 31, 2003.

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

               o October 22, 2003 to furnish the Press Release reporting the Company's results for the 2003 third quarter and to furnish an update on the Company's diet drug litigation.

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



Date: November 12, 2003

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