Form 10-K
period 2003-12-31
WYETH
filed 2004-03-12
CIK 5187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                               Commission file number
    December 31, 2003                                           1-1225
    -----------------                                           ------

                                      Wyeth
                                      -----
             (Exact name of registrant as specified in its charter)

              Delaware                                     13-2526821
-----------------------------------------       --------------------------------
    (State or other jurisdiction of             (I.R.S. Employer Identification
     incorporation or organization)                           Number)

    Five Giralda Farms, Madison, NJ                         07940-0874
-----------------------------------------       --------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including
area code                                                (973) 660-5000
                                                         --------------

Securities registered pursuant to
Section 12(b) of the Act:

                                                    Name of each exchange on
            Title of each class                         which registered
-----------------------------------------       --------------------------------
$2 Convertible Preferred Stock, $2.50
par value                                           New York Stock Exchange
-----------------------------------------       --------------------------------
Common Stock, $0.33 - 1/3 par value                 New York Stock Exchange
-----------------------------------------       --------------------------------


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


Aggregate market value at June 30, 2003                     $60,628,530,512

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                            Outstanding at
                                                            March 1, 2004
                                                            -------------

Common Stock, $0.33 - 1/3 par value                         1,333,071,684

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

(1) 2003 Annual Report to Stockholders - In Parts I, II and IV
--------------------------------------------------------------
(2) Proxy Statement to be filed on or about March 17, 2004 - In Part III
------------------------------------------------------------------------

                                     PART I
                                     ------

ITEM 1.     BUSINESS
            --------

            General
            -------

            Unless stated to the contrary, or unless the context otherwise requires, references to the Company in this report include Wyeth and subsidiaries.

            Wyeth, a Delaware corporation (the "Company") organized in 1926, is currently engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in three primary businesses: Wyeth Pharmaceuticals ("Pharmaceuticals"), Wyeth Consumer Healthcare ("Consumer Healthcare") and Fort Dodge Animal Health ("Animal Health"). Pharmaceuticals include branded human ethical pharmaceuticals, biologicals and nutritionals. Principal products include neuroscience therapies, cardiovascular products, nutritionals, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments, immunological products and women's health care products. Consumer Healthcare products include analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and other relief items sold over-the-counter. Principal Animal Health products include vaccines, pharmaceuticals, parasite control and growth implants.

            Prior to July 15, 2002, the Company was the beneficial owner of 223,378,088 shares of Immunex Corporation ("Immunex") common stock. On July 15, 2002, Amgen Inc. ("Amgen") completed its acquisition of Immunex. Under the terms of the acquisition agreement, each share of Immunex common stock was exchanged for 0.44 shares of Amgen common stock and $4.50 in cash. Accordingly, the Company received 98,286,358 shares of Amgen common stock (representing approximately 7.7% of Amgen's outstanding common stock) and $1.005 billion in cash in exchange for all of its shares of Immunex common stock. The Company began selling its Amgen shares in the 2002 fourth quarter and completed the sales of all such shares as of January 21, 2003 for aggregate net proceeds of $4.831 billion. The Company and Amgen continue to co-promote ENBREL in the United States and Canada with the Company having exclusive international rights to ENBREL. The financial aspects of the existing licensing and marketing rights to ENBREL remain substantially unchanged.

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

            Additional information relating to Immunex/Amgen common stock transactions is set forth in Note 2 of the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Stockholders and is incorporated herein by reference. Also included in Note 2 are descriptions of the 2002 first quarter sale of the Company's Rhode Island facility to Immunex (subsequently acquired by Amgen) and 2003, 2002 and 2001 net gains on sales of assets including the 2002 fourth quarter sale of the Company's generic human injectables product line to Baxter Healthcare Corporation.

            On June 30, 2000, the Company completed the sale of its Cyanamid Agricultural Products business, a manufacturer, distributor, and seller of crop protection and pest control products worldwide, to BASF Aktiengesellschaft ("BASF") for $3.800 billion in cash and the assumption of certain debt. The Company recorded an after-tax loss on the sale of this business and reflected this business as a discontinued operation in the 2000 first quarter. The loss on the sale was determined based on the difference in the book value of the net assets sold compared with the price received for these net assets. The sale of the Cyanamid Agricultural Products business produced a gain for tax purposes and a loss for book purposes, as the Company did not get a step-up in cost basis for tax purposes. This divergence, primarily caused by goodwill, was included in the basis for book purposes but was not included in the basis for tax purposes. The lower tax basis created a taxable gain that required a tax provision of approximately $855.2 million. This tax provision was combined with the pre-tax book loss of approximately $717.8 million for a total after-tax loss on the sale of the business of $1.573 billion.

            Reportable Segments
            -------------------

            Financial information, by reportable segment, for each of the three years ended December 31, 2003 is set forth in Note 15 of the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Stockholders and is incorporated herein by reference.

            The Company has four reportable segments: Pharmaceuticals, Consumer Healthcare, Animal Health and Corporate. The Company's Pharmaceuticals, Consumer Healthcare and Animal Health reportable segments are strategic business units that offer different products and services. Beginning in the 2003 fourth quarter, the Company changed its reporting structure to include the Animal Health business as a separate reportable segment. The Animal Health business was previously reported within the Pharmaceuticals segment. Prior period information presented in Note 15 of the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Stockholders was restated to be on a comparable basis. The reportable segments are managed separately because they manufacture, distribute and sell distinct products and provide services, which require various technologies and marketing strategies. The Company sells its diversified line of products to wholesalers, pharmacies, hospitals, physicians, retailers and other health care institutions located in various markets in more than 140 countries throughout the world. Wholesale distributors and large retail establishments account for a large portion of the Company's consolidated net revenue and trade receivables, especially in the United States. The Company's top three customers accounted for 23% and 25% of the Company's consolidated net revenue in 2003 and 2002, respectively. The Company's largest customer accounted for 10% of consolidated net revenue in 2003 and 2002. The Company continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits. The product designations appearing in differentiated type herein are trademarks.

            PHARMACEUTICALS SEGMENT

            The Pharmaceuticals segment manufactures, distributes, and sells branded human ethical pharmaceuticals, biologicals and nutritionals. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers, and other human health care institutions. Some of these sales are made to large buying groups representing certain of these customers. Principal product categories and their respective products are: neuroscience therapies including EFFEXOR (marketed as EFEXOR internationally) and EFFEXOR XR; cardiovascular products including ALTACE (co-marketed with King Pharmaceuticals, Inc.) and INDERAL; nutritionals including S-26, 2ND AGE PROMIL and 3RD AGE PROGRESS (international markets only); gastroenterology drugs including ZOTON (international markets only) and PROTONIX (U.S. market only); anti-infectives including MINOCIN and ZOSYN (marketed as TAZOCIN internationally); vaccines including PREVNAR (marketed as PREVENAR internationally); oncology therapies; musculoskeletal therapies including ENBREL and SYNVISC; hemophilia treatments including BENEFIX Coagulation Factor IX (Recombinant) and REFACTO albumin-free formulated Factor VIII (Recombinant); immunological products including RAPAMUNE; and women's health care products including PREMARIN, PREMPRO, PREMPHASE, and ALESSE (marketed as LOETTE internationally). The Company manufactures these products in the United States and Puerto Rico, and in 16 foreign countries.

            Accounting for more than 10% of consolidated net revenue in 2003, 2002 and 2001 were sales of neuroscience therapies of $2.923 billion, $2.290 billion and $1.775 billion, respectively. Neuroscience therapies include 2003, 2002 and 2001 sales related to the EFFEXOR family of products of $2.712 billion, $2.072 billion and $1.542 billion, respectively. In addition, sales of women's health care products totaling $1.865 billion, $2.456 billion and $2.777 billion accounted for more than 10% of consolidated net revenue in 2003, 2002 and 2001, respectively, which include sales of the PREMARIN family products of $1.275 billion, $1.880 billion and $2.074 billion, respectively. Sales of gastroenterology drugs of $1.857 billion, which include sales of $1.493 billion related to PROTONIX also exceeded 10% of consolidated net revenue in 2003. Except as noted above, no other single pharmaceutical product or category of products accounted for more than 10% of consolidated net revenue in 2003, 2002 or 2001.

            CONSUMER HEALTHCARE SEGMENT

            The Consumer Healthcare segment manufactures, distributes and sells over-the-counter health care products. Principal Consumer Healthcare product categories and their respective products are: analgesics including ADVIL; cough/cold/allergy remedies including ROBITUSSIN, DIMETAPP and ALAVERT; nutritional supplements including CENTRUM products, CALTRATE and SOLGAR products; and hemorrhoidal, asthma and other relief items including CHAPSTICK. These products are generally sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising. These products are manufactured in the United States and Puerto Rico, and in nine foreign countries.

            No single Consumer Healthcare product or category of products accounted for more than 10% of consolidated net revenue in 2003, 2002 or 2001.

            ANIMAL HEALTH SEGMENT

            The Animal Health segment manufactures, distributes and sells animal biological and pharmaceutical products. Principal Animal Health product categories include pharmaceuticals, vaccines including WEST NILE - Innovator and parasite control including CYDECTIN, and growth implants. These products are sold to wholesalers, veterinarians and other animal health care providers. The Company manufactures these products in the United States and in seven foreign countries.

            No single Animal Health product or category of products accounted for more than 10% of consolidated net revenue in 2003, 2002 or 2001.

            CORPORATE SEGMENT

            Corporate is responsible for the treasury, tax and legal operations of the Company's businesses and maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments. These items include interest expense and interest income, gains on the sales of investments and other corporate assets, gains relating to Immunex/Amgen common stock transactions, certain litigation provisions, including the REDUX and PONDIMIN litigation charges, special charges and other miscellaneous items. See Note 15 of the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Stockholders for Corporate segment information, as well as additional disclosure relating to certain significant items listed above.

            Sources and Availability of Raw Materials
            -----------------------------------------

            Generally, raw materials and packaging supplies are purchased in the open market from various outside vendors. The loss of any one source of supply would not have a material adverse effect on the Company's future results of operations. However, finished dosage forms of SYNVISC are produced by a single third-party manufacturer, and certain raw materials for REFACTO, RAPAMUNE, ZOTON, ZOSYN and oral contraceptives are sourced from sole third-party suppliers.

            Patents and Trademarks
            ----------------------

            Patent protection is, in the aggregate, considered to be of material importance in the Company's marketing of pharmaceutical products in the United States and in most major foreign markets. Patents may cover products, formulations, processes for, or intermediates useful in, the manufacture of products, or the uses of products. The Company owns, has applied for, or is licensed under, a large number of patents, both in the United States and other countries. Protection for individual products extends for varying periods in accordance with the date of grant and the legal life of patents in countries in which patents are granted. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope of coverage, and the availability of legal remedies in the country. There is no assurance that the patents the Company is seeking will be granted or that the patents the Company has been granted would be found valid if challenged. Moreover, patents relating to particular products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or from marketing alternative products or formulations that might successfully compete with the Company's patented products.

            Patent portfolios developed for products introduced by the Company normally provide market exclusivity. The Company considers patent protection for certain products, processes, and uses to be important to its operations. For many of its products, in addition to compound patent protection, the Company holds other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the compound patent. Patents are in effect for the following major products in the United States. SYNVISC, a visco supplementation for treatment of osteoarthritis of the knee, has patent protection until at least 2010. The anti-infective ZOSYN has patent protection until at least 2007. ENBREL has patent protection until at least 2014. The anti-depressants EFFEXOR and EFFEXOR XR have patent protection until at least 2008. (Refer herein for a discussion of a lawsuit filed by the Company against Teva Pharmaceuticals USA ("Teva") in connection with Teva's filing of an Abbreviated New Drug Application ("ANDA") relating to EFFEXOR XR.) PREMPRO, a combination estrogen and progestin product, has patent protection until at least 2015. BENEFIX Coagulation Factor IX (Recombinant), a blood-clotting factor for hemophilia B, has patent protection until at least 2011. REFACTO, a recombinant factor VIII product without human serum albumin, has patent protection until at least 2010. PREVNAR, the Company's 7-valent pneumococcal conjugate vaccine has patent protection until at least 2004 and patent extension under the Hatch-Waxman Act has been applied for, which would extend exclusivity until 2007. PROTONIX, the Company's product for the short-term treatment of erosive esophagitis, has patent protection until at least 2010. PROHEART and CYDECTIN, the Company's Animal Health parasite control products, have patent protection until at least 2007 and patent extension has been applied for which would extend exclusivity until 2012.

            The Company has other patent rights covering additional products that have smaller net revenues. Patents on some of its newest products and late-stage product candidates could become significant to the Company's business in the future.

            While the expiration of a product patent normally results in a loss of market exclusivity for the covered product, commercial benefits may continue to be derived from later-expiring patents on processes and intermediates, patents relating to the use of products, patents relating to novel compositions and formulations; manufacturing trade secrets; trademark use; and marketing exclusivity that may be available under pharmaceutical regulatory laws. The effect of product patent expiration also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the active ingredient of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

            Additions to market exclusivity are sought in the United States and other countries through all relevant laws, including laws increasing patent life. Some of the benefits of increases in patent life have been partially offset by a general increase in the number of incentives for and use of generic products. In addition, improvements in intellectual property laws are sought in the United States and other countries through reform of patent and other relevant laws and implementation of international treaties.

            Outside the United States, the standard of intellectual property protection for pharmaceuticals varies widely. While many countries have reasonably strong patent laws, other countries currently provide little or no effective protection for inventions or other intellectual property rights. Under the Trade-Related Aspects of Intellectual Property Agreement administered by the World Trade Organization, over 140 countries have now agreed to provide non-discriminatory protection for most pharmaceutical inventions and to assure that adequate and effective rights are available to all patent owners. However, in many countries, this agreement will not become fully effective for many years. It is possible that changes to this agreement will be made in the future that will diminish or further delay its implementation in developing countries. It is too soon to assess how much, if at all, the Company will benefit commercially from these changes.

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

            The Company has filed a suit against Teva alleging that the filing of an ANDA by Teva seeking FDA approval to market 37.5 mg, 75 mg and 150 mg venlafaxine HCl extended-release capsules infringes certain of the Company's patents. Venlafaxine HCl is the active ingredient used in EFFEXOR XR. This matter is more fully described in Item 3. Legal Proceedings, which discussion is incorporated herein by reference.

            Aventis Pharma Deutschland ("Aventis") and King Pharmaceuticals, Inc. ("King") have filed suit against Cobalt Pharmaceuticals ("Cobalt"). The amended complaint alleges that the filing of an ANDA by Cobalt seeking FDA approval to market generic 1.25 mg, 2.5 mg, 5 mg, and 10 mg ramipril capsules infringes two Aventis patents. The Company co-promotes ALTACE (ramipril) together with King. This matter is more fully described in Item 3. Legal Proceedings, which discussion is incorporated herein by reference.

            Sales in the Consumer Healthcare business are largely supported by the Company's trademarks and brand names. These trademarks and brand names are a significant part of the Company's business and in some countries have a perpetual life as long as they remain in use. In some other countries, trademark protection continues as long as registered. Registration is for a fixed term and can be renewed indefinitely. In the aggregate, the value of these trademarks and brand names are important to the Company's operation.

            Seasonality
            -----------

            Sales of Consumer Healthcare products are affected by seasonal demand for cough/cold products and, as a result, second quarter results for these products tend to be lower than results in other quarters.

            Competition
            -----------

            PHARMACEUTICALS SEGMENT

            The Company operates in the highly competitive pharmaceutical industry. The Company has many major multinational competitors and numerous smaller U.S. and foreign competitors. Based on net revenue, the Company believes it ranks within the top 10 competitors in the global pharmaceutical industry.

            The Company's competitive position is affected by many factors including prices; costs and resources available to develop, enhance and promote products; customer acceptance; product quality and efficacy; patent protection; development of alternative therapies by competitors; scientific and technological advances; the availability of generic substitutes; and governmental actions affecting drug importation, pricing and generic substitutes. In the United States, the growth of managed care organizations, such as health maintenance organizations and pharmaceutical benefit management companies, has resulted in increased competitive pressures. Moreover, the continued growth of generic substitutes is further promoted by legislation, regulation and various incentives enacted and promulgated in both the public and private sectors.

            PREMARIN, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products PREMPRO and PREMPHASE (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate) are the leaders in their categories and contribute significantly to net revenue and results of operations. PREMARIN's natural composition is not subject to patent protection (although PREMPRO has patent protection). PREMARIN, PREMPRO and PREMPHASE are indicated for the treatment of certain menopausal symptoms. They also are approved for the prevention of osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Their use for that purpose in women without symptoms should be limited to cases where non-hormonal treatments have been seriously considered and rejected. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. New products containing different estrogens and/or different progestins than those found in PREMPRO and PREMPHASE, utilizing various forms of delivery and having many forms of the same indications, also have been introduced. Some companies have also attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the FDA announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. One other company has announced that it has applied for FDA approval of a generic version of PREMARIN derived from the same natural source. Following a bench trial in November 2002, a federal court found, in an order issued on October 2, 2003, that the company which had developed the estrogens to be used in this product, Natural Biologics, Inc., had misappropriated certain of the Company's trade secrets relating to the manufacture of PREMARIN. The court has entered a permanent injunction that, inter alia, bars Natural Biologics, Inc. from using the misappropriated trade secrets and from engaging in the research, development, production or manufacture of estrogens from urine. Wyeth v. Natural Biologics, Inc., et al., No. 98-2469 (JNE/JGL), U.S.D.C., D. Minn. Natural Biologics, Inc. has filed an appeal from the court's injunction. The Company cannot predict the timing or outcome of the appeal or of any other effort by any other company along these lines.

            Market demand for ENBREL is strong; however, the sales growth had been constrained by limits on the existing source of supply. In December 2002, the retrofitted Rhode Island facility owned by Amgen was completed and manufacturing production was approved by the FDA. Consequently, manufacturing capacity for ENBREL significantly increased in 2003. Market demand has continued to grow and additional manufacturing supply is projected to be required. In April 2002, Immunex (prior to being acquired by Amgen) announced it entered into a manufacturing agreement with Genentech, Inc. to produce ENBREL beginning in 2004, subject to FDA approval. The current plan for the longer term includes an additional manufacturing facility, which is being constructed by the Company in Ireland and expansion of the Rhode Island facility, both of which are expected to be completed during 2005.

            Worldwide demand for PREVNAR continues to grow. The manufacturing-related constraints that led to backorders throughout 2002 were resolved early in 2003. By April 2003, demand in the United States and other markets where PREVNAR was available was met, and this continued through October 2003. More than 20 million doses of PREVNAR were produced in 2003. However, a late 2003 shutdown of the filling lines at the Company's Pearl River, New York facility was extended by six weeks beyond the original plan. As a result of this shutdown and other manufacturing issues, delays in product availability are anticipated throughout the first half of 2004 in all markets. As a result of delays in product availability, the Centers for Disease Control and Prevention and the European Agency for the Evaluation of Medicinal Products have issued interim dosing recommendations to reduce usage during the supply-constrained period. Capacity should be enhanced throughout 2004 due to internal improvements and third-party capacity. Although production issues are not yet fully resolved, the Company believes 2004 production will exceed the 2003 level.

            Refer to "Patents and Trademarks" section, herein for discussion of ANDA filings being submitted by generic competitors relating to EFFEXOR XR and ALTACE.

            CONSUMER HEALTHCARE SEGMENT

            The Consumer Healthcare business has many competitors. Based on net sales, the Company believes it ranks within the top five major competitors in the consumer health care industry. The Company's competitive position is affected by several factors including resources available to develop, enhance and promote products; customer acceptance; product quality; development of alternative therapies by competitors; growth of generic store brands; and scientific and technological advances.

            ANIMAL HEALTH SEGMENT

            The Company competes with many major multinational competitors and numerous other producers of animal health products worldwide. Based on net revenue, the Company believes it ranks within the top five competitors in the worldwide animal health marketplace.

            Important competitive factors include price and cost effectiveness; development of new products and processes; customer acceptance; quality and efficacy; patent protection; innovation; development of new products by competitors; scientific and technological advances; and effective promotion to veterinary professionals and consumers.

            Research and Development
            ------------------------

            Worldwide research and development activities are focused on discovering, developing and bringing to market new products to treat and/or prevent some of the most serious health care problems. During 2003, several major collaborative research and development arrangements were initiated or continued with other pharmaceutical and biotechnology companies. Research and development expenditures totaled approximately $2.094 billion in 2003, $2.080 billion in 2002 and $1.870 billion in 2001 with approximately 93%, 93% and 94% of these expenditures in the Pharmaceuticals segment in 2003, 2002 and 2001, respectively.

            At December 31, 2003, the Company's significant new product opportunities included two New Drug Applications, one preliminary market approval application and 12 biologics license applications filed with the FDA for review, and 60 active Investigational New Drug Applications. Additionally, the Company has filed six Supplemental Drug Applications seeking approval for significant new uses of existing products.

            During 2003, FDA approval was granted for ENBREL to reduce the signs and symptoms in patients with active ankylosing spondylitis ("AS"); in early 2004, the European Commission also approved ENBREL for adults with severe active AS. Additionally, ENBREL received FDA approval for an expanded indication to inhibit the progression of structural damage of active arthritis in patients with psoriatic arthritis and an indication to improve physical functions in patients with moderately-to-severely active rheumatoid arthritis. Finally, in August 2003 the FDA approved a once-weekly dosing schedule for ENBREL.

            New low-dose formulations of PREMPRO gained FDA approval in March and June 2003 and also received approval for expanded uses to include the prevention of postmenopausal osteoporosis. In April and July 2003, the FDA approved a new low-dose strength of PREMARIN for treatment of vasomotor symptoms and postmenopausal osteoporosis. Also in April, the FDA approved RAPAMUNE for a new indication that provides for withdrawal of cyclosporine from the immunosuppressive regimen two to four months after renal transplantation in patients at low to moderate immunologic risk.

            During 2003, the Company launched over-the-counter products ROBITUSSIN COUGHGELS and CHILDREN'S DIMETAPP ND NON-DROWSY ALLERGY.

            Regulation
            ----------

            The Company's various health care products are subject to regulation by government agencies throughout the world. The primary emphasis of these regulatory requirements is to assure the safety and effectiveness of the Company's products. In the United States, the FDA, under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act, regulates many of the Company's health care products, including human and animal pharmaceuticals, vaccines, and consumer health care products. The Federal Trade Commission ("FTC") has the authority to regulate the promotion and advertising of consumer health care products including over-the-counter drugs and dietary supplements. The U.S. Department of Agriculture regulates the Company's domestic animal vaccine products. The FDA's enforcement powers include the imposition of criminal and civil sanctions against companies, including seizures of regulated products, and criminal sanctions against individuals. The FDA's enforcement powers also include its inspection of the numerous facilities operated by the Company. To facilitate compliance, the Company from time to time may institute voluntary compliance actions such as product recalls when it believes it is appropriate to do so. In addition, many states have similar regulatory requirements. Most of the Company's pharmaceutical products, and an increasing number of its consumer health care products, are regulated under the FDA's new drug approval processes, which mandate pre-market approval of all new drugs. Such processes require extensive time, testing and documentation for approval, resulting in significant costs for new product introductions. The Company's U.S. Pharmaceuticals business is also affected by the Controlled Substances Act, administered by the Drug Enforcement Administration, which regulates strictly all narcotic and habit-forming drug substances. In addition, in the countries where the Company does business outside the United States, it is subject to regulatory and legislative climates that, in many instances, are similar to or more restrictive than that described above. The Company devotes significant resources to dealing with the extensive federal, state and local regulatory requirements applicable to its products in the United States and internationally.

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

            The FDA Modernization Act, which was passed in 1997, as extended by the Best Pharmaceuticals for Children Act, which was passed in 2002, includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for new or currently marketed drugs, if certain pediatric studies requested by the FDA are completed by the applicant. The Company is considering seeking exclusivity based on pediatric studies for certain of the Company's products.

            The Company's Wyeth Pharmaceuticals division, a related subsidiary, and certain employees (including an executive officer of the Company) are subject to a consent decree entered into with the FDA in October 2000 following the seizure in June 2000 from the Company's distribution centers in Tennessee and Puerto Rico of a small quantity of certain of the Company's products manufactured at the Company's Marietta, Pennsylvania facility. The seizures were based on FDA allegations that products were not manufactured in accordance with current Good Manufacturing Practices. The consent decree, which has been approved by the U.S. District Court for the Eastern District of Tennessee, does not represent an admission by the Company or the employees of any violation of the Federal Food, Drug and Cosmetic Act or its regulations. The consent decree allows the continued manufacture of all of the products that the Company intends to manufacture at its Marietta, Pennsylvania facility, as well as the Company's Pearl River, New York facility, subject to review by independent consultants of manufacturing records prior to distribution of individual lots. In addition, as provided in the consent decree, an expert consultant has conducted a comprehensive inspection of the Marietta and Pearl River facilities and the Company has identified various actions to address the consultant's observations. The Company is in an ongoing process of completing these actions and obtaining verification of the Company's actions by the expert consultant. The verification process is subject to review by the FDA.

            Health care costs will continue to be the subject of attention in both the public and private sectors in the United States. Similarly, health care spending, including pharmaceutical pricing, is subject to increasing governmental review in international markets. The Company cannot predict whether future health care initiatives will be adopted or the extent to which the Company's business may be affected by these initiatives or other potential future legislative or regulatory developments.

            Environmental
            -------------

            Certain of the Company's operations are affected by a variety of federal, state and local environmental protection laws and regulations and the Company has, in a number of instances, been notified of its potential responsibility relating to the generation, storage, treatment and disposal of hazardous waste. In addition, the Company has been advised that it may be a responsible party in several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), commonly known as Superfund (See Item 3. Legal Proceedings). In connection with the spin-off in 1993 by American Cyanamid Company (now known as Wyeth Holdings Corporation) ("Cyanamid") of Cytec Industries Inc. ("Cytec"), Cyanamid's former chemicals business, Cytec assumed the environmental liabilities relating to the chemicals businesses, except for the former chemical business site at Bound Brook, New Jersey, and certain sites for which there is shared responsibility between Cyanamid and Cytec. This assumption is not binding on third parties, and if Cytec were unable to satisfy these liabilities, they would, in the absence of other circumstances, be enforceable against Cyanamid. The Company has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid. Cyanamid was acquired by the Company in 1994.

            Additional information on environmental matters is set forth in Note 7 of the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Stockholders and is incorporated herein by reference.

            Employees
            ---------

            At December 31, 2003, the Company had 52,385 employees worldwide, with 28,500 employed in the United States including Puerto Rico. Approximately 15% of the Company's worldwide employees are represented by various collective bargaining groups. Relations with most organized labor groups remain relatively stable.

            Financial Information about the Company's U.S. and International
            ----------------------------------------------------------------
            Operations
            ----------

            Financial information about U.S. and international operations for each of the three years ended December 31, 2003 is set forth in Note 15 of the Notes to Consolidated Financial Statements in the Company's 2003 Annual Report to Stockholders and is incorporated herein by reference.

            The Company's operations outside the United States are conducted primarily through subsidiaries. International net revenue in 2003 amounted to 40% of the Company's total worldwide net revenue.

            The Company's international businesses are subject to risks of currency fluctuations, governmental actions and other governmental proceedings, which are inherent in conducting business outside of the United States. The Company does not regard these factors as deterrents to maintaining or expanding its non-U.S. operations. Additional information about international operations is set forth under the caption "Quantitative and Qualitative Disclosures about Market Risk" in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 2003 Annual Report to Stockholders and is incorporated herein by reference.

            Availability of Information
            ---------------------------

            The annual report on Form 10-K and all other Company periodic reports (including quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto) are available promptly after filing with the Securities and Exchange Commission ("SEC") on the Company's Internet website at www.wyeth.com. Copies are also available, without charge, by contacting Wyeth Investor Relations at (973) 660-5000.

ITEM 2.     PROPERTIES
            ----------

            The Company's corporate headquarters and the headquarters of its Consumer Healthcare business are located in Madison, New Jersey. The Company's U.S. and international Pharmaceuticals operations are headquartered in owned facilities in Collegeville and Great Valley, Pennsylvania. The Company's Animal Health business is headquartered in Overland Park, Kansas, a leased facility. The Company's international subsidiaries and affiliates, which generally own their properties, have manufacturing facilities in 17 countries outside the United States.

            The properties listed below are the principal manufacturing plants
            (M) and research laboratories (R) of the Company as of December 31, 2003, listed in alphabetical order by state or country. All of these properties are owned except certain facilities in Guayama, Puerto Rico, which are under lease. The Company also owns or leases a number of other smaller properties worldwide, which are used for manufacturing, research, warehousing and office space.

            Pharmaceuticals (P), Consumer Healthcare (C) and Animal Health (A):

            United States:                      Reportable Segment
            --------------                      ------------------
            Charles City, Iowa (M)                            (A)
            Fort Dodge, Iowa (M, R)                           (A)
            Andover, Massachusetts (M, R)       (P)
            Cambridge, Massachusetts (R)        (P)
            Princeton, New Jersey (R)           (P)
            Chazy, New York (R)                 (P)
            Pearl River, New York (M, R)        (P)    (C)
            Rouses Point, New York (M, R)       (P)    (C)
            Sanford, North Carolina (M, R)      (P)
            Collegeville, Pennsylvania (R)      (P)

            United States:                      Reportable Segment
            --------------                      ------------------
            Carolina, Puerto Rico (M)           (P)
            Guayama, Puerto Rico (M)            (P)    (C)
            Richmond, Virginia (M, R)           (P)    (C)

            International:                      Reportable Segment
            --------------                      ------------------
            St. Laurent, Canada (M, R)          (P)    (C)
            Suzhou, China (M)                   (P)    (C)
            Havant, England (M, R)              (P)    (C)
            Ghatkopar, India (M)                (P)
            Askeaton, Ireland (M, R)            (P)
            Newbridge, Ireland (M)              (P)
            Catania, Italy (M, R)               (P)           (A)
            Shiki, Japan (M, R)                 (P)
            Vallejo, Mexico (M)                 (P)    (C)
            Cabuyao, Philippines (M)            (P)
            Tuas, Singapore (M)                 (P)
            Gerona, Spain (M, R)                              (A)
            Hsin-Chu Hsien, Taiwan (M)          (P)    (C)    (A)

            The Company has pharmaceutical manufacturing facilities under construction in Grange Castle, Ireland. Further, the Company is working to support larger scale manufacturing in Sanford, North Carolina, Guayama, Puerto Rico and Newbridge, Ireland.

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

            The Company has been named as a defendant in numerous legal actions relating to the diet drugs PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen") or REDUX, which the Company estimated were used in the United States, prior to their 1997 voluntary market withdrawal, by approximately
            5.8 million people. These actions allege, among other things, that the use of REDUX and/or PONDIMIN, independently or in combination with phentermine, caused certain serious conditions, including valvular heart disease.

            On October 7, 1999, the Company announced a nationwide class action settlement (the "settlement") to resolve litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN. The settlement covered all claims arising out of the use of REDUX or PONDIMIN, except for claims of primary pulmonary hypertension ("PPH"), and was open to all REDUX or PONDIMIN users in the United States.

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

            As originally designed, the settlement was comprised of two settlement funds. Fund A (with a value at the time of settlement of $1 billion, plus $200.0 million for legal fees) was created to cover refunds, medical screening costs, additional medical services and cash payments, education and research costs, and administration costs. Fund A has been fully funded by contributions by the Company. Fund B (which was to be funded by the Company on an as-needed basis up to a total of $2.550 billion) would compensate claimants with significant heart valve disease. Any funds remaining in Fund A after all Fund A obligations were met were to be added to Fund B to be available to pay Fund B injury claims. Payments into the fund may continue, if necessary, until 2018.

            In December 2002, following a joint motion by the Company and plaintiffs' counsel, the Court approved an amendment to the settlement agreement which provided for the merger of Funds A and B into a combined fund which will now cover all expenses and injury claims in connection with the settlement. The effect of the merger is to accelerate the spillover of the expected remainder in Fund A, which is now available to pay Fund B claims. The merger of the two funds took place in January 2003.

            Diet drug users choosing to opt out of the settlement class were required to do so by March 30, 2000. The settlement agreement also gave class members who participate in the settlement the opportunity to opt out of the settlement at two later stages, although they remain members of the class and there are restrictions on the nature of claims they can pursue outside of the settlement. Class members who were diagnosed with certain levels of valvular regurgitation within a specified time frame could opt out following their diagnosis and prior to receiving any further benefits under the settlement ("Intermediate opt outs"). Class members who were diagnosed with certain levels of regurgitation and who elect to remain in the settlement, but who later develop a more severe valvular condition, may opt out at the time the more serious condition develops ("Back-End opt outs"). Under either of these latter two opt out alternatives, class members may not seek or recover punitive damages, may sue only for the condition giving rise to the opt out right, and may not rely on verdicts, judgments or factual findings made in other lawsuits. The Sixth Amendment to the settlement agreement also gave certain class members an additional opt out right, which is discussed below.

            On January 18, 2002, as collateral for the Company's financial obligations under the settlement, the Company established a security fund in the amount of $370.0 million. In April 2002, pursuant to an agreement among the Company, class counsel and representatives of the settlement trust, an additional $45.0 million (later reduced to $35.0 million) was added to the security fund. In February 2003, as required by the amendment to the settlement agreement merging the two settlement funds discussed above, an additional $535.2 million was added by the Company to the security fund bringing the total amount in the security fund to $940.2 million at December 31, 2003. The amounts in the security fund are owned by the Company and will earn interest income for the Company while residing in the security fund. The Company will be required to deposit an additional $180.0 million in the security fund if the Company's credit rating, as reported by both Moody's and Standard & Poor's, falls below investment grade.

            The Company recorded an initial litigation charge of $4.750 billion in connection with the REDUX and PONDIMIN litigation in 1999, an additional charge of $7.500 billion in 2000, a third litigation charge of $950.0 million in 2001, a fourth charge of $1.400 billion in 2002 and a fifth litigation charge of $2 billion in the 2003 third quarter. The remaining accrual at December 31, 2003 was $3.517 billion.

            The number of individuals who have filed claims within the settlement that allege significant heart valve disease (known as "matrix" claims) has been higher than had been anticipated. The settlement agreement grants the Company access to claims data maintained by the settlement trust (the "Trust"). Based on its review of that data, the Company understands that, as of February 25, 2004, the Trust had recorded approximately 113,000 matrix-level claim forms. Approximately 28,400 of these forms were so deficient, incomplete or duplicative of other forms filed by the same claimant that, in the Company's view, it is unlikely that a significant number of these forms will result in further claims processing.

            The Company's understanding of the status of the remaining approximately 84,600 forms, based on its analysis of data received from the Trust through February 25, 2004, is as follows. Approximately 12,240 of the matrix claims had been processed to completion, with those claims either paid (approximately 3,100 claims, with payments of $1.168 billion), denied (approximately 8,200) or withdrawn. Approximately 2,800 claims were in some stage of the 100% audit process ordered in late 2002 by the federal court overseeing the national settlement. Approximately 20,600 claims alleged conditions that, if true, would entitle the claimant to receive a matrix award; these claims had not yet entered the audit process. Another approximately 20,000 claims with similar allegations have been purportedly substantiated by physicians whose claims are now subject to the outcome of the Trust's Integrity Program, discussed below. Approximately 28,800 claim forms did not contain sufficient information even to assert a matrix claim, although some of those claim forms could be made complete by the submission of additional information and could therefore become eligible to proceed to audit in the future. The remaining approximately 160 claims were in the data entry process and could not be assessed.

            In addition to the approximately 113,000 matrix claims filed as of February 25, 2004, additional matrix claims may be filed through 2015 by class members who develop a matrix condition in the future if they have registered with the Trust by May 3, 2003, and have demonstrated FDA+ regurgitation (i.e., mild or greater aortic regurgitation, or moderate or greater mitral regurgitation) or mild mitral regurgitation on an echocardiogram conducted after diet drug use and obtained either outside of the Trust by January 3, 2003 or within the Trust's screening program.

            The Company's understanding, based on data received from the Trust through February 25, 2004, is that audits had produced preliminary or final results on 3,224 of the claims that had begun the 100% audit process since its inception. Of these, 1,156 were found to be payable at the amount claimed and 70 were found to be payable at a lower amount than had been claimed. The remaining claims were found ineligible for a matrix payment, although the claimants may appeal that determination to the federal court overseeing the settlement. Because it remains unclear whether the claims audited to date are a representative sample of the claims that might proceed to audit, the Company cannot predict the ultimate outcome of the audit process.

            Both the volume and types of claims seeking matrix benefits received by the Trust to date differ materially from the epidemiological projections on which the court's approval of the settlement agreement was predicated. Based upon data received from the Trust, approximately 94% of the 20,700 matrix claimants who allege conditions that, if true, would entitle them to an award (and approximately 99% of the approximately 20,000 claims certified by physicians currently subject to the Trust's Integrity Program) seek an award under Level II of the five-level settlement matrix. (Level II covers claims for moderate or severe mitral or aortic valve regurgitation with complicating factors; depending upon the claimant's age at the time of diagnosis, and assuming no factors are present that would place the claim on one of the settlement's reduced payment matrices, awards under Level II ranged from $192,111 to $643,500 on the settlement agreement's payment matrix.)

            An ongoing investigation which the Company understands is being conducted by counsel for the Trust and discovery conducted to date by the Company in connection with certain Intermediate and Back-End opt out cases (brought by some of the same lawyers who have filed these Level II claims and supported by some of the same cardiologists who have certified the Level II claims) cast substantial doubt on the merits of many of these matrix claims and their eligibility for a matrix payment from the Trust. Therefore, in addition to the 100% audit process, the Trust has embarked upon an Integrity Program, which is designed to protect the Trust from paying illegitimate or fraudulent claims.

            Pursuant to the Integrity Program, the Trust has required additional information concerning matrix claims purportedly substantiated by 17 identified physicians in order to determine whether to permit those claims to proceed to audit. Based upon data obtained from the Trust, the Company believes that approximately 20,000 matrix claims were purportedly substantiated by the 17 physicians covered by the Integrity Program as of February 25, 2004. It is the Company's understanding that additional claims substantiated by additional physicians might be subjected to the same requirements of the Integrity Program in the future. As an initial step in the integrity review process, each of the identified physicians has been asked to complete a comprehensive questionnaire regarding each claim and the method by which the physician reached the conclusion that it was valid. The ultimate disposition of any or all claims that are subject to the Integrity Program is at this time uncertain. Counsel for certain claimants affected by the program have challenged the Trust's authority to implement the Integrity Program and to require completion of the questionnaire before determining whether to permit those claims to proceed to audit. While that motion was denied by the court, additional challenges to the Integrity Program are possible.

            The Trust has also adopted a program to prioritize the handling of those matrix claims that it believes are least likely to be illegitimate. Under the program, claims under Levels III, IV and V will be processed and audited on an expedited basis. (Level III covers claims for heart valve disease requiring surgery to repair or replace the valve, or conditions of equal severity. Levels IV and V cover complications from, or more serious conditions than, heart valve surgery.) The program will also prioritize the auditing of, inter alia, Level I claims, all claims filed by a claimant without counsel (i.e., on a pro se basis) and Level II claims substantiated by physicians who have attested to fewer than 20 matrix claims.

            The Trust has indicated that one of the goals of the Integrity Program is to recoup funds from those entities that caused the Trust to pay illegitimate claims and the Trust has filed several lawsuits to that end. The Trust has filed a suit alleging violations of the Racketeer Influenced and Corrupt Organizations ("RICO") Act against a Kansas City cardiologist who attested under oath to the validity of over 2,500 matrix claims. The suit alleges that the cardiologist intentionally engaged in a pattern of racketeering activity to defraud the Trust. The Trust has also filed a lawsuit against a New York cardiologist who attested under oath to the validity of 83 matrix claims, alleging that the cardiologist engaged in, among other things, misrepresentation, fraud, conspiracy to commit fraud, and gross negligence.

            Finally, the Trust has filed a number of motions directed at the conduct of the companies that performed the echocardiograms on which many matrix claims are based. In a pair of motions related to the activities of a company known as EchoMotion, the Trust has asked the court to stay payment of claims already audited and found payable in whole or in part if the echocardiogram was performed by EchoMotion and to disqualify all echocardiograms by EchoMotion that have been used to support matrix claims that have not yet been audited. In addition, the Trust has filed a motion seeking discovery of 14 specific companies whose echocardiograms support a large number of claims to determine whether their practices violate the settlement. The Trust has also sent letters to matrix claimants' lawyers requesting information about additional unidentified companies and has asked the Court's permission to subpoena the claimants' lawyers for this information if necessary. The Company has joined in certain of these motions. The Company does not currently have information about the number of matrix claims potentially affected by these motions.

            The Company continues to monitor the progress of the Trust's audit process and its Integrity Program and has brought and will continue to bring to the attention of the Trust and the court overseeing the settlement any additional irregularities that it uncovers in the matrix claim process. Even if substantial progress is made by the Trust, through its Integrity Program or other means, in reducing the number of illegitimate matrix claims, a significant number of the claims which proceed to audit might be interpreted as satisfying the matrix eligibility criteria, notwithstanding the possibility that the claimants may not in fact have serious heart valve disease. If so, matrix claims found eligible for payment after audit may cause total payments to exceed the $3.750 billion cap of the settlement fund.

            Should the settlement fund be exhausted, most of the matrix claimants who filed their matrix claim on or before May 3, 2003 and who pass the audit process at a time when there are insufficient funds to pay their claim may pursue an additional opt out right created by the Sixth Amendment to the settlement agreement, unless the Company first elects, in its sole discretion, to pay the matrix benefit after audit. Sixth Amendment opt out claimants may then sue the Company in the tort system, subject to the settlement's limitations on such claims. In addition to the limitations on all Intermediate and Back-End opt outs (such as the prohibition on seeking punitive damages and the requirement that the claimant sue only on the valve condition that gave rise to the claim), a Sixth Amendment opt out may not sue any defendant other than the Company and may not join his or her claim with the claim of any other opt out. The Company cannot predict the ultimate number of individuals who might be in a position to elect a Sixth Amendment opt out or who may in fact elect to do so, but that number could be substantial.

            If the settlement fund were to be exhausted, some individuals who registered to participate in the settlement by May 3, 2003, who had demonstrated either FDA+ level regurgitation or mild mitral regurgitation on an echocardiogram completed after diet drug use and conducted either outside of the settlement prior to January 3, 2003 or within the settlement's screening program, and who subsequently develop (at any time before the end of 2015) a valvular condition that would qualify for a matrix payment might elect to pursue a Back-End opt out. Such individuals may pursue a Back-End opt out within 120 days of the date on which they first discover or should have discovered their matrix condition. The Company cannot predict the ultimate number of individuals who may be in a position to elect a Back-End opt out or who may in fact elect to do so, but that number could also be substantial.

            The Company's current understanding is that approximately 76,000 Intermediate opt out forms were submitted by May 3, 2003, the applicable deadline for most class members (other than qualified class members receiving echocardiograms through the Trust after January 3, 2003, who may exercise Intermediate opt out rights within 120 days after the date of their echocardiogram). The number of Back-End opt out forms received as of February 25, 2004 is estimated to be approximately 20,000, although certain additional class members may elect to exercise Back-End opt out rights in the future (under the same procedure as described above) even if the settlement fund is not exhausted. After eliminating forms that are duplicative of other filings, forms that are filed on behalf of individuals who have already either received payments from the Trust or settlements from the Company, and forms that are otherwise invalid on their face, it appears that approximately 78,000 individuals had filed Intermediate or Back-End opt out forms as of February 25, 2004.

            Purported Intermediate or Back-End opt outs (as well as Sixth Amendment opt outs) who meet the settlement's medical eligibility requirements may pursue lawsuits against the Company, but must prove all elements of their claims - including liability, causation and damages - without relying on verdicts, judgments or factual findings made in other lawsuits. They also may not seek or recover punitive, exemplary or multiple damages and may sue only for the valvular condition giving rise to their opt out right. To effectuate these provisions of the settlement, the federal court overseeing the settlement has issued orders limiting the evidence that may be used by plaintiffs in such cases. Those orders, however, are being challenged on appeal. The appeal has been fully briefed and was heard by a panel of the U.S. Court of Appeals for the Third Circuit in December 2003. The panel has asked for supplemental briefing, which has also been filed. The Company cannot predict the timing or outcome of the appeal.

            In addition to the specific matters discussed herein, the federal court overseeing the national settlement has issued a number of rulings concerning the processing of matrix claims and the rights of, and limitations placed on, class members by the terms of the settlement. Several of those rulings are being challenged on appeal. Certain class members have also filed a number of motions, as well as a lawsuit, attacking both the binding effect of the settlement and the administration of the Trust. The Company cannot predict the outcome of any of these motions or of the lawsuit.

            As of February 25, 2004, approximately 28,000 individuals who had filed Intermediate or Back-End opt out forms had filed lawsuits. The claims of most of these 28,000 plaintiffs are now pending in federal courts and have been or will be transferred for pretrial proceedings to the federal court overseeing the national settlement. The Company expects to challenge vigorously all Intermediate and Back-End opt out claims of questionable validity or medical eligibility and the number of such claims that meet the settlement's opt out criteria will not be known for some time. As a result, the Company cannot predict the ultimate number of purported Intermediate or Back-End opt outs that will satisfy the settlement's opt out requirements, but that number could be substantial.

            As to those opt outs who are found eligible to pursue a lawsuit, the Company also intends to vigorously defend these cases.

            The Company has resolved the claims of all but a small percentage of the "initial" opt outs (i.e., those individuals who exercised their right to opt out of the settlement class) and continues to work toward resolving the rest. It also continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs. The Company intends vigorously to defend those initial opt out and PPH cases that cannot be resolved prior to trial.

            On February 7, 2003, a jury in Santa Fe, New Mexico hearing the REDUX lawsuit of Garcia v. Wyeth-Ayerst Laboratories Division of American Home Products Corporation, et al., No. D-0101-CV-2000-1387, 1st Jud. Dist. Ct., Santa Fe Cty., New Mexico, an initial opt out case, rendered a verdict in favor of the Company. Judgment was subsequently entered in favor of the Company, and the plaintiff has filed an appeal.

            On November 6, 2003, a jury in the District Court of Texas, 60th Judicial District, Jefferson County, returned a verdict in favor of the plaintiff in the case of Hayes v. American Home Products, et al., No. B-165,374, the first Intermediate opt out case to go to trial. The jury in the Hayes case awarded the plaintiff $1.36 million in compensatory damages for injuries allegedly sustained by the plaintiff due to her use of REDUX and PONDIMIN. The court subsequently entered judgment in the amount of $588,480, based upon a filing by the plaintiff conceding there was insufficient evidence to support the jury's award of future medical expenses. The Company has filed post-trial motions for judgment notwithstanding the verdict or for a new trial and intends to pursue an appeal, if necessary.

            On November 26, 2003, a jury in Georgia Superior Court, Fulton County, Atlanta Judicial Circuit, returned a verdict in favor of Wyeth in the case of Eichmiller et al. v. American Home Products, et al., Civ. A. No. 2002-CV-52077, the first Back-End opt out case to go to trial. Judgment was subsequently entered in favor of the Company, and the plaintiff has filed an appeal.

            As noted above, in 2003, the Company increased its reserves in connection with the REDUX and PONDIMIN diet drug matters by $2 billion, bringing the total of the charges taken to date to $16.600 billion. The $3.517 billion reserve at December 31, 2003 represents management's best estimate of the minimum aggregate amount anticipated to cover payments in connection with the Trust, up to its cap, initial opt outs, PPH claims, Intermediate, Back-End or Sixth Amendment opt outs (collectively, the "downstream" opt outs), and the Company's legal fees related to the diet drug litigation. Due to its inability to estimate the ultimate number of valid downstream opt outs, and the merits and value of their claims, as well as the inherent uncertainty surrounding any litigation, the Company is unable to estimate the amount of any additional financial exposure represented by the downstream opt out litigation. However, the amount of financial exposure beyond that which has been recorded could be significant.

            The Company intends to defend itself vigorously in the diet drug litigation and believes it can marshal significant resources and legal defenses to limit its ultimate liability.

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

            The Company is a party to various lawsuits involving alleged injuries as a result of the use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel. By final judgment dated August 14, 2002, United States District Judge Richard A. Schell granted in part and denied in part the Company's motion for summary judgment in the cases pending before him in the federal multidistrict NORPLANT litigation. In re: Norplant Contraceptive Products Liability Litigation, MDL No. 1038, U.S.D.C., E.D. Tex. Judge Schell concluded that the learned intermediary doctrine barred plaintiffs' claims relating to any of 26 "Adverse Reactions" included on the NORPLANT product labeling and that there was insufficient evidence to support plaintiffs' allegations relating to any side effects not among those 26 listed in the labeling. The effect of Judge Schell's ruling was to grant summary judgment against 2,960 plaintiffs in 710 cases (virtually all of the plaintiffs asserting claims in the above MDL). Eighteen plaintiffs appealed this judgment to the United States Court of Appeals for the Fifth Circuit, which has now affirmed Judge Schell's ruling.

            The Louisiana Court of Appeals for the Fourth Circuit affirmed a lower court's certification of a statewide class of Louisiana NORPLANT users and the Louisiana Supreme Court has refused to hear a further appeal. Davis v. American Home Products Corporation, No. CDC 94-11684, Orleans Parish. The matter has returned to the trial court level for further proceedings. The Company continues to believe that it has compelling arguments against class certification, which has been denied in all other federal and state cases.

            The Company continues to defend several individual NORPLANT cases alleging disparate injuries, including complications stemming from the removal of NORPLANT capsules, miscarriage and stroke.

            On July 9, 2002, interim findings from the Women's Health Initiative ("WHI") study evaluating hormone therapy ("HT") were released. The estrogen plus progestin arm of the study (in which the Company's PREMPRO product was used as the study drug) was stopped early because of findings of slightly increased risks of breast cancer, stroke and coronary heart disease among the women taking the drug compared to those in the placebo group. The arm of the study relating to the Company's PREMARIN conjugated estrogens product continued through March 2004 when the National Institutes of Health ("NIH") announced preliminary findings from the estrogen-only arm of the WHI study and that it had decided to stop the study. NIH concluded that estrogen alone does not appear to affect (either increase or decrease) coronary heart disease and did not increase the risk of breast cancer. In addition, NIH found an association with a decrease in the risk of hip fracture and an increased risk of stroke similar to the increase seen in the HT subset of the WHI study. NIH also stated that analysis of preliminary data from the separate Women's Health Initiative Memory Study ("WHIMS") showed a trend toward increased risk of probable dementia and/or mild cognitive impairment in women age 65 and older.

            The Company is currently defending twenty-three class action lawsuits relating to PREMPRO: Albertson, et al. v. Wyeth, No. 002944, Ct. Comm. Pleas, Phil. Cty., PA; Alexander, et al. v. Wyeth, No. 03-WM-0160, U.S.D.C., Col.; Brown, et al. v. Wyeth, No. CV03-0138 S, U.S.D.C., W.D. La.; Cook, et al. v. Wyeth, No. 4-02-CV-00529WRW, U.S.D.C., E.D. Ark.; Crosby, et al. v. Wyeth, No. 03C2359, U.S.D.C., N.D., Ill; Cyrus, et al. v. Wyeth, No. 03 CV 754, U.S.D.C., S.D.N.Y.; Dooley, et al. v. Wyeth, No. 03-2034 KHV, U.S.D.C., D. Kan.; Favela et al. v. Wyeth, No. 02-5893DT, U.S.D.C., C.D. Cal.; Gallo, et al. v. Wyeth, No. 02857, Ct. Comm. Pleas, Phil. Cty., PA; Jenkins, et al. v. Wyeth, No. 03-2250, U.S.D.C., E.D., Pa.; Katzman, et al. v. Wyeth, No. L-1285-03, Sup. Ct., Morris Cty., NJ; Koenig, et al. v. Wyeth, No. 02-18165 CA 27, U.S.D.C., S.D. Fla.; Krueger, et al. v. Wyeth, Inc., No. 03 CV 2496, U.S.D.C., S.D. Cal.; Krznaric, et al. v. Wyeth, No. EDCV 02-953 VAP SGL, U.S.D.C., C.D. Ga.; Kuhn, et al. v. Wyeth, No. 02C4970, Cir. Ct., Brooke Cty., WV; Leone, et al. v. Wyeth, No. 03CV0588, U.S.D.C., S.D., NY; Lewers, et al. v. Wyeth, No. 02C 4970, U.S.D.C., N.D. Ill.; Moradkhani, et al. v. Wyeth, No. LACV03-7425, U.S.D.C., C.D., Ca.; Paul, et al. v. Wyeth, No. 03-2-17002-0 SEA, Super. Ct., King Cty., WA; Phelps, et al. v. Wyeth, No. 03-80063, U.S.D.C., S.D., Fla.; Phillips, et al. v. Wyeth, No. CV-03-005, Cir. Ct., Jefferson Cty., AL; Slater, et al. v. Wyeth, No. 03-4016-CV-C-NKL, U.S.D.C., W.D. Mo.; and Szabo, et al. v. Wyeth, No. SA02-757, U.S.D.C., C.D. Cal.

            Plaintiffs in thirteen of the cases (Alexander, Crosby, Cyrus, Dooley, Favela, Krueger, Krznaric, Leone, Lewers, Moradkhani, Phelps, Slater, and Szabo) each seek to represent a nationwide class of women who have ever ingested PREMPRO. They generally seek similar relief on behalf of the putative class: 1) purchase price refunds;
            2) medical monitoring expenses and 3) an order requiring the Company to inform the public of the reported risks of PREMPRO. The plaintiffs in the Albertson and Gallo cases seek to represent classes of Pennsylvania women who have ingested the drug and seek purchase price refunds and medical monitoring expenses on their behalf. Plaintiffs in the Brown and Jenkins cases seek similar relief on behalf of putative classes of Louisiana users of PREMPRO. Plaintiffs in the Cook, Katzman, Koenig, Kuhn, Paul, and Phillips cases are seeking similar relief on behalf of putative classes of Arkansas, New Jersey, Florida, West Virginia, Washington, and Alabama users of PREMPRO, respectively. There are no class actions pending relating to PREMARIN.

            In addition to the class actions, the Company is defending approximately 300 individual actions and approximately 55 multi-plaintiff actions in various courts for personal injuries allegedly arising out of the use of PREMARIN or PREMPRO, including breast cancer, stroke and heart disease. Together, these cases assert claims on behalf of approximately 800 women allegedly injured by PREMPRO or PREMARIN.

            The federal Judicial Panel on Multidistrict Litigation ("JPML") has ordered that all federal PREMPRO cases (including the federal putative class actions described above) be transferred for coordinated pretrial proceedings to the United States District Court for the Eastern District of Arkansas, before United States District Judge William R. Wilson, Jr. Since entry of that order, the JPML has also begun transferring cases involving PREMARIN to the same court.

            In the litigation involving DURACT, the Company's non-narcotic analgesic pain reliever, which was voluntarily withdrawn from the market in 1998, one putative personal injury class action remains pending. Chimento, et al. v. Wyeth-Ayerst, et al., No. 982488, Dist. Ct., St. Bernard Parish, LA, seeks the certification of a class of Louisiana residents who were exposed to and who allegedly suffered injury from DURACT. Plaintiffs seek compensatory and punitive damages, the refund of all purchase costs, and the creation of a court-supervised medical monitoring program for the diagnosis and treatment of liver damage and related conditions allegedly caused by DURACT. There are also six individual lawsuits pending involving approximately 150 former DURACT users alleging various injuries, including kidney failure, hepatitis, liver transplant and death and one economic damages case involving breach of contract and unjust enrichment claims.

            The Company is a defendant in three lawsuits in which plaintiffs purport to represent statewide classes of health care workers who have been injured by needle and syringe devices manufactured by the Company's former Sherwood-Davis & Geck ("Sherwood") subsidiary. The complaints have been filed in Oklahoma (Palmer v. AHPC, et al., No. CJ-98-685, Dist. Ct., Sequoyah Cty.), Texas (Usrey v. Becton Dickinson, et al., No. 342-173329-98, Dist. Ct., Tarrant Cty.), and South Carolina (Bales v. AHPC et al., No. 98-CP-40-4343, Circ. Ct., Richland Cty.) and all contain virtually identical allegations. Each names the Company, Becton Dickinson and Company, Sherwood's largest competitor, and Tyco International (U.S.) Inc. ("Tyco"), Sherwood's current corporate owner, as well as several distributors of medical devices. The complaints allege that the needle and syringe devices designed and manufactured by Sherwood are defective in that they expose health care workers to the risk of accidental needlesticks and the resultant possibility of acquiring blood-borne diseases. Each named plaintiff seeks to represent a statewide class of health care workers who have sustained a "contaminated" needlestick, reported the incident to their employer and have tested negative for a blood-borne disease. The complaints seek recovery for the costs of medical testing and treatment for the needlesticks. Similar actions brought in Alabama, California, New Jersey, New York, Ohio, Pennsylvania and Florida have each been dismissed. The Company is being defended and indemnified in each of these cases by Tyco with respect to injuries alleged to have occurred after February 27, 1998, the date of the Company's divestiture of the business of Sherwood. The Company remains responsible for injuries occurring prior to that date and is defending and indemnifying Tyco for those injuries.

            In January 2000, the trial court in the Usrey matter certified a class of Texas health care workers who, during the period January 18, 1997 to January 18, 2000, sustained a contaminated needlestick while using one of the defendants' products, reported the incident and tested negative for any blood-borne disease. In October 2001, the Texas

            Court of Appeals reversed the class certification order and remanded the case to the District Court for further proceedings. Plaintiffs have not pursued the matter on remand. Plaintiffs have indicated that they intend to dismiss the lawsuit, but have not yet done so. The cases pending in Oklahoma and South Carolina remain dormant. No discovery has been undertaken in those matters and no class certification hearing dates have been set. In March 2003, class certification was denied in Benner v. AHPC, et al., 99 Civ. 4785 (WHP), U.S.D.C., S.D.N.Y., the putative New York class action, and plaintiff subsequently dismissed the case without prejudice.

            In November 2000, the Company withdrew from the market those formulations of its DIMETAPP and ROBITUSSIN cough/cold products, which contained the ingredient phenylpropanolamine ("PPA") at the request of the FDA. The FDA's request followed the reports of a study that raised a possible association between PPA-containing products and the risk of hemorrhagic stroke. Effective November 6, 2000, the Company announced that it would no longer ship products containing PPA to its retailers. The Company is currently a named defendant in approximately 800 lawsuits (on behalf of a total of approximately 1,550 plaintiffs) filed in federal and state courts throughout the United States, including one case filed in the Ontario Superior Court of Justice. All federal cases involving PPA claims have been transferred to the United States District Court for the Western District of Washington before United States District Judge Barbara Jacobs Rothstein. (In re Phenylpropanolamine (PPA) Products Liability Litigation, MDL No. 1407). Three of the approximately 800 PPA lawsuits are putative class actions. One of the putative class actions (the lawsuit pending in Canada) alleges claims for personal injury and economic loss. McColl, et al. v. Whitehall-Robins Inc., No. 02-CV-239690CF, Ontario Superior Court of Justice. The other two putative class action lawsuits allege misrepresentations regarding the risks involved with products containing PPA and seek disgorgement or restitution of any moneys acquired by means of the alleged misrepresentation, as well as attorneys' fees, on behalf of the putative classes. Guinta, et al. v. American Home Products Corporation, No. MID-L-010277-01, Super. Ct., Middlesex Cty., NJ; Risti, et al. v. Novartis Consumer Health, Inc., et al., No. MID-L-4053-01 Super. Ct., Middlesex Cty., NJ. Class certification has not yet been decided in any of these three cases. In every instance to date in which class certification has been decided in a PPA case (in 15 cases in federal and state courts), certification has been denied. In one putative non-personal injury class action where class certification has been denied, the plaintiffs have filed a petition for permission to appeal, which is still pending. Twenty-two of the non-class personal injury PPA cases are currently scheduled for trial during 2004.

            The Company has been served with approximately 350 lawsuits, ten of which are putative class actions, alleging that the cumulative effect of thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism in children. The class actions and relief sought are as follows: Daigle, et al. v. Aventis Pasteur Inc., et al., No. 02-2131F, Super. Ct., Suffolk Cty., MA (statewide class for medical monitoring, a fund for research and compensation for personal injuries); Demos, et al. v. Aventis Pasteur, et al., No. 01-22544CA15, Circ. Ct., Dade Cty., FL (nationwide class for medical monitoring, personal injuries and injunctive relief against future sales); Cyr, et al. v. Aventis Pasteur, Inc., et al., No. 01-C-663, Super. Ct., Hillsborough Cty., NH

            (statewide class for personal injuries and injunctive relief); King, et al. v. Aventis Pasteur, Inc., et al., No. 01-CV-1305, U.S.D.C., D. Ore. (nationwide class for personal injuries and injunctive relief); Mead, et al. v. Aventis Pasteur, Inc., et al., No. 01-CV-1402, U.S.D.C., D. Ore. (nationwide class for medical monitoring); Garcia, et al., v. Abbott, et al., No. C02-168C, District Court, Western District of Seattle, WA (nationwide class on behalf of all individuals who purchased any childhood vaccine containing thimerosal); Shadie, et al. v. Abbott, et al., No. 3-CV-02-0702, U.S.D.C., M.D., Pa. (nationwide class on behalf of all children vaccinated with thimerosal-containing vaccines from 1990 to present); Ashton, et al. v. Aventis Pasteur Inc., et al., Class Action Complaint 004026, Ct. Comm. Pleas, Philadelphia Cty., PA (nationwide class action for medical monitoring, personal injuries and injunctive relief); Wax, et al. v. Abbott, et al., No. CV 02 2018, U.S.D.C., E.D.N.Y. (nationwide class on behalf of all persons residing in the U.S. who were exposed to thimerosal); Castaldi et al. v. Aventis Pasteur Inc., et al., Master Complaint No. 2, Coordination Proceeding, The Vaccine Cases, No. 4246, Super. Ct., Los Angeles Cty., CA (statewide class for medical monitoring).

            The Company generally files motions to dismiss in all of the cases for failure of the minor plaintiffs to file in the first instance under the National Vaccine Injury Compensation Program (the "Vaccine Act"). The Vaccine Act mandates that plaintiffs alleging injury from childhood vaccines first bring a claim under the Vaccine Act. At the conclusion of that proceeding, the plaintiff may bring a lawsuit in state or federal court. In July 2002, the United States Court of Federal Claims, which handles all cases brought under the Vaccine Act, issued Autism General Order #1 (the "Order") accepting jurisdiction of the thimerosal matters by establishing an Omnibus Autism Proceeding, which allows petitioners who claim to suffer from autism or autism spectrum disorder as a result of receiving thimerosal-containing childhood vaccines the chance to proceed pursuant to a two-step procedure that will occur over a period of two years. The first step will be an inquiry into the general causation issues involved in the cases; the second step will entail the application of the general causation conclusions to the individual cases. Petitioners claiming injury from thimerosal in childhood vaccines are not required, however, to proceed under the Order and may continue to pursue claims under the Vaccine Act in the normal course, which may allow petitioners to proceed in state or federal court after the expiration of 240 days. Nineteen claimants who have not elected to participate in the Omnibus Autism Proceeding have filed lawsuits against the Company following the expiration of the 240-day period. Approximately 260 other claimants are eligible to withdraw, but have not as yet done so.

            In addition to the claims brought by or on behalf of children allegedly injured by exposure to thimerosal, certain of the approximately 350 thimerosal cases have been brought by parents in their individual capacities, for loss of services and loss of consortium of the injured child. These claims are not currently covered by the Vaccine Act, although every court that has addressed this issue has determined that it is appropriate to stay such claims when there is a related claim pending under the Vaccine Act. To the extent a claim is asserted for loss of consortium that is not linked to a claim filed under the Vaccine Act, it is possible that courts will allow such parental claims to proceed in state or federal court.

            Four thimerosal cases are currently scheduled for trial, with the first scheduled for spring 2005.

            The Company is unable at the present time to estimate a range of potential exposure, if any, with respect to the NORPLANT, PREMPRO, PREMARIN, DURACT, needlestick, PPA, and thimerosal litigations.

            In 2000, the Company entered into a consent decree with the FDA relating to the manufacturing of products by the Company at its facilities in Marietta, Pennsylvania and Pearl River, New York. This matter is discussed in greater detail under the caption "Regulation," herein, which discussion is incorporated herein by reference.

            In September 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's holding of liability that the University of Colorado employees are the sole inventors of the MATERNA formulation patent and the awards of $55.7 million in compensatory damages, together with $1.0 million in exemplary damages and post-judgment interest. The Company's petition for a rehearing en banc has been denied. University of Colorado et al. v. American Cyanamid Company, No. 93-K-1657, U.S.D.C., D.Col.

            The Company paid the outstanding judgment and the accrued post-judgment interest in the amount of $58.13 million in January 2004. The Company has filed a petition to the U.S. Supreme Court seeking a writ of certiorari.

            In September 2002, Israel Bio-Engineering Project ("IBEP") filed an action against Amgen, Immunex, the Company and one of the Company's subsidiaries (Docket No. C02-6880 ER, D.Ca.) alleging infringement of U.S. Patent 5,981,701, by the manufacture, offer for sale, distribution and sale of ENBREL. IBEP is not the assignee of record of this patent, but is alleging ownership. IBEP has requested a jury trial. IBEP seeks an accounting of damages and of any royalties or license fees paid to a third party and seeks to have the damages trebled on account of alleged willful infringement. IBEP also seeks to require the defendants to take a compulsory non-exclusive license. Under its agreement with Amgen for the promotion of ENBREL, the Company has an obligation to pay a portion of the patent litigation expenses related to ENBREL in the U.S. and Canada as well as a portion of any damages or other monetary relief awarded in such patent litigation. Yeda Research and Development Co., Ltd., the assignee of record of the patent, intervened in the case and filed a summary judgment motion seeking a ruling that it is the owner of the patent. On February 18, 2004, the Court granted summary judgment in favor of the defendants that IBEP does not own the `701 Patent. The Company expects IBEP to appeal. The Company intends, and Amgen has advised the Company that it intends, to vigorously oppose any appeal.

            On March 24, 2003, the Company filed suit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals, USA (Wyeth v. Teva Pharmaceuticals USA, Inc., Docket No. 03-CV-1293 (KSH), U.S.D.C., D. N.J.) alleging that the filing of an ANDA by Teva seeking FDA approval to market 37.5 mg, 75 mg, and 150 mg venlafaxine HC1 extended-release capsules infringes certain of the Company's patents. Venlafaxine HCl is the active ingredient used in EFFEXOR XR. The patents involved in the litigation relate to extended-release formulations of venlafaxine and/or methods of their use. These patents expire in 2017. Teva has asserted that these patents are invalid and/or not infringed. Under the 30-month stay provision of the Hatch-Waxman Act, any FDA approval of Teva's ANDA cannot be made effective before August 2005 unless the court earlier decides that the patents are invalid or not infringed. Teva has not, to date, made any allegations as to the Company's patent covering the compound, venlafaxine. Accordingly, Teva's ANDA may further not be approved until the expiration of that patent, and its associated pediatric exclusivity period, on June 13, 2008. The Company intends to pursue the causes of actions under this litigation vigorously.

            On March 14, 2003, Aventis Pharma Deutschland and King Pharmaceuticals, Inc. filed a patent infringement suit against Cobalt Pharmaceuticals in the United States District Court for the District of Massachusetts (Aventis Pharma Deutschland GmbH and King Pharmaceuticals, Inc. v. Cobalt Pharmaceuticals Inc., Docket No. 03-10492JLT, U.S.D.C., D. Mass.) alleging that Cobalt infringes an Aventis composition of matter patents for ramipril, which expires in October 2008, by filing an ANDA with the FDA seeking approval to market generic 1.25 mg, 2.5 mg, 5 mg, and 10 mg ramipril capsules. The Company co-promotes ALTACE (ramipril) together with King Pharmaceuticals, Inc. Cobalt has alleged that this patent is invalid. Under the 30-month stay provision of the Hatch-Waxman Act, any FDA approval of Cobalt's ANDA cannot be made effective before August 2005, unless the court earlier finds the patent invalid or not infringed. The suit does not concern a second patent, which also covers ramipril that expires in January 2005. Cobalt has stated that it is not seeking FDA approval until this second patent expires in January 2005. Aventis and King have also asserted infringement of an additional patent which expires in 2012 and which relates to a method of treating cardiac insufficiency with ramipril. Cobalt contends that the latter patent is invalid and/or not infringed. This patent is not subject to the 30-month stay provision of the Hatch-Waxman Act.

            In August 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the decision in favor of the Company by the U.S. District Court for the District of New Jersey that claims 1 and 3 of the Schering's patent claiming a metabolite of loratadine were invalid. Schering Corp. v. Geneva Pharmaceuticals, Inc., et al., Nos. 02-1545 and 02-1549, U.S.C.A., Fed. Cir. The Company had been sued by Schering for infringing this patent as a result of filing applications with the FDA seeking to market generic and over-the-counter loratadine products. Schering's petition seeking rehearing in the U.S. Court of Appeals for the Federal Circuit was denied on October 28, 2003. The deadline for Schering to seek certiorari from the U.S. Supreme Court passed without the filing of a petition. The decision in favor of the Company by the lower court remains unchanged.

            Boston Scientific brought a patent infringement lawsuit against Cordis, seeking to enforce a patent on stent coatings against Cordis' CYPHER sirolimus drug-eluting stent, Boston Scientific Scimed v. Cordis, Docket No. 03-283, U.S.D.C., D. Del. In an earlier filed action, Cordis sued Boston Scientific seeking to enforce Cordis' stent architecture patent. In the respective actions, both Boston Scientific and Cordis sought a preliminary injunction against the other. On November 21, 2003, both motions for preliminary injunction were denied. Although the Company is not a party to this litigation, if Cordis were to be enjoined from selling the CYPHER Stent, the Company could lose licensing income. Cordis has advised the Company that it intends to vigorously defend this litigation.

            In November 2003, the U.S. Patent and Trademark Office Board of Patent Appeals ruled for the Company in the interference concerning a Genentech patent application and a Company patent, which claims a truncated Factor VIII protein, which expires in February 2010. Wyeth markets a truncated Factor VIII protein covered by the claims of the patents as REFACTO. The Board's decision in November 2003 concluded that the Company was the first to invent the claimed protein. Genentech and Bayer Healthcare LLC have challenged the Board's decision by filing an action pursuant to 35 U.S.C. Section 146 in the United States District Court for the District of Delaware on December 23, 2003.

            The Company is currently a defendant in eight lawsuits alleging Medicare fraud arising out of the alleged manipulation of the Average Wholesale Price ("AWP") of Medicare Part B "Covered Drugs". While not one of the eight cases, the Company was originally named as a defendant in a leading case entitled Citizens for Consumer Justice, et al. v. Abbott Laboratories, Inc., et al., No. OICV-12257, U.S.D.C., E.D. Mass. This case was a putative class action filed in December 2001 by several consumer public interest groups and named as defendants the Company and 27 other pharmaceutical manufacturers. Each of the companies was alleged to have artificially inflated the AWP of its Medicare Covered Drugs. AWP is the basis for the price at which Medicare reimburses practitioners for drugs and the complaint alleged that it is often significantly higher than the actual price paid by the practitioner. Plaintiffs claimed that their members who purchased Covered Drugs and paid a 20% co-payment under the Medicare reimbursement rules were injured by the allegedly-inflated AWPs. The complaint alleged that defendants have engaged in a civil conspiracy under the RICO Act and also alleged violations of federal antitrust laws. Recently, plaintiffs in the Citizens for Consumer Justice case filed an Amended Consolidated Complaint that does not name Wyeth as a defendant. No claims are therefore currently pending against the Company in this matter. The Company was, however, subsequently named as a defendant, and is a party in eight similar cases, as described below. The federal JPML has ordered that these cases be transferred to the Honorable Patti Saris, U.S.D.J., in the United States District Court for the District of Massachusetts, the judge handling the Citizens for Consumer Justice case. Turner, et al. v. Wyeth, et al., No. C02-5006BZ, U.S.D.C., N.D. Cal. and Thompson v. Abbott Laboratories, Inc., et al., No. C-02-4450-B2, U.S.D.C., N.D. Cal. are putative class actions on behalf of California patients and third-party payers who allegedly have been injured by the defendants' alleged manipulation of the AWPs for their pharmaceutical products. These cases seek equitable and injunctive relief, including restitution under California's unfair and deceptive practices statute. A similar case, Swanston, et al., v. Abbott Laboratories, Inc., et al., No. CV-03-0062-PHX-SMM, U.S.D.C.,
            D. Ariz., seeks similar relief on behalf of a putative class of Arizona residents. (This matter was pending before Judge Saris, but has recently been remanded to Arizona state court.) International Union of Operating Engineers, et al. v. Astra Zeneca, et al., No. 03-3226 JEI, U.S.D.C., D.N.J., seeks relief similar to that requested in Swanston, but on behalf of a putative class of New Jersey residents. In addition, the Company is a defendant in four lawsuits instituted by governmental entities claiming injuries on behalf of both the governmental entity and its citizens: State of California, et al. v. Wyeth, et al., CV 03-2238, U.S.D.C., C.D., Cal.; County of Suffolk v. Wyeth, et al., No. CV 03 229, U.S.D.C., E.D.N.Y.;

            County of Westchester v. Wyeth, et al., CV 03 6178,U.S.D.C., S.D.N.Y.; and County of Rockland v. Wyeth, et al., CV 03 7055, U.S.D.C., S.D.N.Y. All four of these governmental entity cases are now pending in federal court and are in the process of being transferred to Judge Saris pursuant to order of the JPML.

            The SEC is conducting an investigation into allegations raised by a former employee of the Company in a lawsuit, which had claimed retaliation and constructive discharge. These allegations related, among other things, to certain compensation-related tax issues in several foreign jurisdictions. The Company has cooperated fully with the SEC and believes that these matters will not result in material liability to the Company.

            In September 2000, Duramed Pharmaceuticals, Inc. (that has since been acquired by Barr Laboratories, Inc. ("Barr")), a manufacturer of a hormone therapy called Cenestin(R) filed a complaint against the Company, alleging that the Company violated the antitrust laws through the use of alleged exclusive contracts and "disguised" exclusive contracts with managed care organizations and pharmacy benefit managers concerning PREMARIN, Duramed Pharmaceuticals, Inc.
            v. Wyeth Ayerst Labs., Inc., No. C 1 00 735, U.S.D.C., S.D. Oh.
            The complaint also alleged that the Company attempted to monopolize and monopolized the hormone therapy market in violation of the antitrust laws through the use of such alleged exclusive contracts. The Company and Barr settled this litigation in June 2003 and the action has since been dismissed with prejudice.

            Following the filing of the Duramed case, seven putative class actions were filed on behalf of "end-payors" (defined as the last persons and entities in the chain of distribution) and direct purchasers in Ohio and New Jersey federal district courts and in California state courts. These plaintiffs allege that the Company's alleged anticompetitive exclusive contracts with managed care organizations and pharmacy benefit managers violated federal and state antitrust laws and thereby allowed the Company to charge higher prices for PREMARIN than the Company would have charged in the absence of the alleged anticompetitive exclusive agreements. The complaints seek injunctive relief, damages and/or disgorgement of profits. Due to certain consolidations in the Ohio federal district court, three putative class actions and one certified class action are presently pending against the Company. One indirect-purchaser putative class action is pending in Ohio federal district court (Ferrell v. Wyeth-Ayerst Laboratories, Inc., Civ. A. No. C-1-01-447, U.S.D.C., S.D. Oh.), and two
            putative indirect-purchaser class actions are pending in California state courts (Blevins v. Wyeth-Ayerst Laboratories, Inc., et al., Case No. 324380, Cal. Sup. Ct., San Francisco Cty., Cal.; Sullivan v. Wyeth-Ayerst Laboratories, Inc., Case No. GIC796997, Cal. Sup. Ct., San Diego Cty., Cal.). In the Ferrell action, the plaintiffs' motion for class certification and the Company's motion to dismiss certain claims are pending and have yet to be addressed by the federal court. A certified class consisting of direct purchasers is currently pending in the Ohio federal district court, J.B.D.L. Corp. v. Wyeth-Ayerst Pharmaceuticals, Inc., Civ. A. No. C-1-01-704, U.S.D.C., S.D. Oh. Additionally, two direct purchasers of PREMARIN during the relevant time period (CVS Meridian, Inc. and Rite Aid Corporation) have opted out of the federal direct-purchaser class action and have filed a separate action, CVS Meridian, Inc. et al. v. Wyeth, Civil A. No. C-1-03-781, U.S.D.C., S.D. Oh. The Company believes that its contracts involving PREMARIN did not violate state or federal laws.

            The Company has been named a defendant, along with other pharmaceutical manufacturers and other defendants, in lawsuits brought on behalf of retail pharmacies and retail drug and grocery chains, which were filed in various federal and state courts. These cases allege that the Company and other defendants provided discriminatory prices and allowances to managed care organizations and others in violation of the Robinson-Patman Act engaged in collusive conduct related to the alleged discriminatory pricing in violation of the Sherman Act and various state laws. Many of these cases have been settled by the Company, including a class action suit settled in 1996, In re Brand Name Prescription Drugs Antitrust Litigation, MDL 997, U.S.D.C., N.D. Ill. Three cases remain pending in federal court against the Company and other defendants. These cases involve plaintiffs that had opted out of the federal class action. The Company believes that its pricing practices did not violate antitrust or other laws and is defending the remaining cases.

            Plaintiffs have filed numerous lawsuits in federal and state courts alleging civil claims relating to the settlement by the Company of patent infringement litigation with Schering-Plough Corporation concerning a generic version of Schering-Plough's K-Dur 20 potassium chloride product. These actions followed the issuance of an administrative complaint by the Federal Trade Commission, which challenged the Company's patent litigation settlement as anticompetitive. The Company settled with the FTC in April 2002. The settlement was not an admission of liability and was entered to avoid the costs and risks of litigation in light of the Company's previously announced exit from the oral generics business.

            Generally, plaintiffs claim that a 1998 settlement agreement between the Company and Schering-Plough that resolved the patent infringement action unlawfully delayed the market entry of generic competition for K-Dur 20, and that this caused plaintiffs and others to pay higher prices for potassium chloride supplements than plaintiffs claim they would have paid without the patent case settlement. Plaintiffs claim that this settlement restrained trade and constituted an agreement to allow Schering-Plough to monopolize the potassium chloride supplement markets.

            The Company is aware of approximately forty-five such lawsuits that have been filed against the Company. Forty of these lawsuits are currently pending in federal court and have been consolidated or are being coordinated as part of multi-district federal litigation being conducted in the United States District Court for the District of New Jersey, In re K-Dur Antitrust Litigation, MDL 1419, U.S.D.C., D. N.J. One of these cases is brought as a purported class action on behalf of direct purchasers of K-Dur 20 nationwide. In forty-two cases, plaintiffs claim to be indirect purchasers or end-payors of K-Dur 20 or to be bringing suit on behalf of such indirect purchasers. These indirect-purchaser cases are brought as purported class actions on behalf of various groups of indirect purchasers. One case is brought by the Commonwealth of Pennsylvania, through its Attorney General, on behalf of all departments, agencies and bureaus of the Commonwealth that purchased K-Dur 20 or reimbursed such purchases. One direct-purchaser action (representing approximately 23% of direct purchases) has been dismissed as a result of a settlement with the Company. The pending complaints seek various forms of relief under federal and state laws, including damages in excess of $100 million, treble damages, restitution, disgorgement, declaratory and injunctive relief and attorneys' fees.

            The Florida Attorney General's Office has initiated an inquiry into whether the Company's settlement with Schering-Plough violated Florida's antitrust laws. The Company has provided documents and information sought by the attorney general's office.

            In 1999, the Brazilian Administrative Economic Defense Agency ("SDE") and local police authorities initiated investigations of Laboratories Wyeth-Whitehall Ltda. ("LWWL") and other pharmaceutical companies concerning possible violation of Brazilian competition laws. SDE alleges that the companies sought to establish uniform commercial policies regarding wholesalers and refused to sell product to wholesalers that distribute generic products manufactured by certain Brazilian pharmaceutical companies. Additionally, administrative investigations by SDE are looking at allegations that the Company and other pharmaceutical companies violated Brazilian competition and consumer protection laws by raising prices unlawfully. The Company has provided information both to SDE and to police authorities. The police authorities have terminated their investigation, concluding that the companies were not engaged in any illegal action.

            In 2003, the SDE concluded that LWWL and other pharmaceutical companies violated Brazilian competition laws by agreeing to refuse to sell products to wholesalers that distributed generic products. The SDE, however, recommended the imposition of the minimum penalty of 1% of LWWL's annual gross sales (approximately $1 million). This recommendation does not become final until the Economic Defense Administrative Council decides whether to adopt the recommendation and impose the suggested penalty. The other SDE administrative proceedings are still pending.

            Following a 1999 application from certain drug wholesalers, the Competition Commission in South Africa filed a referral with the Competition Tribunal, which alleges that International Health Distributors ("IHD") violated South Africa's competition law. IHD, which is a joint venture of pharmaceutical companies (including Wyeth South Africa ("WSA")), provides distribution services for the joint venture members. The Commission's referral alleges that IHD and its pharmaceutical company shareholders have fixed various terms and conditions of sale in violation of South Africa's competition law. Certain wholesalers in South Africa also sued IHD and its members based on similar allegations.

            In 2002, WSA reached an agreement to settle the claims alleged by the wholesalers. Additionally, WSA has recently reached a settlement with the Competition Commission that requires WSA to divest its shareholding interest in IHD and make a settlement payment to the Commission to cover a portion of the Commission's costs incurred in prosecuting this action. WSA's settlement with the Commission is not an admission of liability and was entered to avoid the various costs associated with litigation.

            The United Kingdom's Competition Commission has commenced an investigation into the pricing and distribution practices of Fort Dodge Animal Health and other animal health suppliers in the United Kingdom. The inquiry focused on the rebate practices of animal health suppliers, the price differential between certain animal health products sold in the United Kingdom, as opposed to other European countries, and the industry practice of selling to wholesalers but not directly to pharmacists or veterinarians. The inquiry also examined transfer pricing for animal health products.

            In April 2003, the Competition Commission issued its report on the investigation into the supply of prescription-only veterinary medicines and concluded that three monopoly situations exist in the United Kingdom for such medicines. According to the report, one such monopoly situation arises from the failure of eight animal-health manufacturers, including Fort Dodge Animal Health U.K., to enable pharmacies to obtain supplies of prescription-only veterinary medicines on terms that would enable them to compete with veterinary surgeons. The report recommended two remedies for the situation, applicable to all of the relevant manufacturers, which are designed to allow the pharmacies to obtain prescription-only veterinary medicines on competitive terms with the veterinary surgeons. The U.K. Office of Fair Trading is in the process of drafting terms of orders to implement the Commission's remedies.

            The Antitrust Division of the United States Department of Justice has impaneled a grand jury that has issued a subpoena to the Company in connection with the Division's investigation into allegations of collusive activities with another pharmaceutical company. These allegations relate to commission rates paid to a broker for a small segment of the over-the-counter drug business (principally sales to off-shore oil rigs) during 2001 and 2002. The Company is cooperating with the Antitrust Division and believes that its activities regarding brokers have not violated the antitrust laws.

            On January 21, 2004, the Company was served with a subpoena from the U.S. Office of Personnel Management, Office of the Inspector General, requesting certain documents related to EFFEXOR. The subpoena requests documents related principally to educating or consulting with physicians, as well as marketing or promotion of EFFEXOR to physicians or pharmacists from January 1, 1997 to September 30, 2003. Other manufacturers of psychopharmacologic products have also received subpoenas. The Company intends to cooperate in responding to the subpoena.

            As discussed in Item I (under the caption "Environmental"), the Company is a party to, or otherwise involved in, legal proceedings under CERCLA and similar state laws directed at the cleanup of various sites including the Cyanamid-owned Bound Brook, N.J. site. The Company's potential liability varies greatly from site to site. For some sites, the potential liability is de minimis and, for others, the final costs of cleanup have not yet been determined. As assessments and cleanups proceed, these liabilities are reviewed periodically and are adjusted as additional information becomes available. Environmental liabilities are inherently unpredictable. The liabilities can change substantially due to such factors as additional information on the nature or extent of contamination, methods of remediation required and other actions by governmental agencies or private parties.

            The Company's Wyeth Medica Ireland ("WMI") subsidiary has received a Statement of Claim filed in the Irish High Court in Dublin by Schuurmans & Van Ginneken ("SvG"), a Netherlands-based molasses and liquid storage concern. SvG seeks compensation for the contamination and disposal of up to 26,000 tons of molasses allegedly contaminated with medroxyprogesterone acetate ("MPA").
            SvG allegedly purchased sugar recovered from a sugar water process stream disposed of by WMI for use in its molasses refining operations. SvG further seeks compensation on behalf of an unspecified number of its animal feed customers who are alleged to have used contaminated molasses in their livestock feed formulations. SvG seeks damages in excess of (euro)160 million. In July and August of 2003, formal claim letters on behalf of various Dutch claimants, including the Dutch
            Association for the Animal Feed Industry, the Dutch Trade Union for Stock-Breeders, the Central Organization for the Meat Sector, the Dutch Union of Traders in Cattle and Rined Fourages BV, a distributor of animal feed, were served upon the Company's AHP Manufacturing BV subsidiary. The damages alleged in the claim letters amount to several million Euros and are akin to the claims for which SvG seeks indemnification, i.e., claims for loss of inventory and livestock due to contaminated animal feed. In connection with its formal Statement of Claim, SvG levied prejudgment attachments in the District Courts of Haarlem and Amsterdam in the Netherlands on certain assets of WMI. SvG lifted these attachments on December 18, 2003, after WMI provided SvG a bank guarantee for (euro)135 million as security for the amounts claimed by SvG in its Statement of Claim. SvG has agreed to refrain from levying further attachments.

            On July 26, 2002, a Brazilian Federal Public Attorney filed a public civil action against the Federal Government of Brazil, LWWL, a Brazilian subsidiary of the Company, and Colgate Palmolive Company, as represented by its Brazilian subsidiary, Kolynos do Brasil Ltda. ("Kolynos"), seeking to nullify and overturn the April 11, 2000 decision by the Brazilian First Board of Tax Appeals which had found that the capital gain of LWWL from its divestiture of its oral health care business was not taxable in Brazil. The action seeks to hold LWWL jointly and severally liable with Kolynos and the Brazilian Federal Government. The amount of taxes originally attributable to the transaction, as stated in current U.S. dollars, was approximately $99.0 million. The Company believes that this action is without merit.

            On January 10, 2003, the U.S. Court of Appeals for the District of Columbia Circuit reversed a decision of the District Court holding that the Company was entitled to refunds with respect to taxes paid in the amount of approximately $227 million and interest thereon (approximately $155 million) with respect to losses claimed as a deduction for federal income tax purposes arising from a partnership investment in Boca Investerings Partnership (Boca Investerings Partnership v. U.S., Docket No. 01-5429, 314 F. 3rd 625, D.C. Cir.
            2003). On March 26, 2003, the Company's Petition for Panel Rehearing and Rehearing En Banc to the U.S. Court of Appeals for the District of Columbia Circuit were denied and remanded to the District Court for additional proceedings consistent with the U.S. Court of Appeals' opinion. Following the U.S. Supreme Court's denial of the Company's writ of certiorari and remand to the District Court, the District Court entered judgment in favor of the United States in December 2003. The Company has filed a motion for reconsideration of the District Court's order.

            The Office of Federal Contract Compliance Programs served a Notice of Violation on the Company dated September 9, 1998. The Company subsequently received, on November 30, 1998, an Order to Show Cause why proceedings should not be commenced. The Order cites alleged disparities in pay between men and women in certain job classifications and further cites alleged inadequate systems to check for such disparities. The Company consented to the agency's request to participate in a conciliation process before the Office of the Solicitor within the Department of Labor. An administrative complaint was served on July 25, 2003 and a hearing has been scheduled for May 3, 2004.

            The Company intends to defend vigorously all of the foregoing litigation.

            In the opinion of the Company, although the outcome of any litigation cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation and other matters discussed above (other than the litigation involving REDUX and PONDIMIN, the potential effects of which are discussed above) will not have a material adverse effect on the Company's financial position but could be material to the results of operations and cash flows in any one accounting period.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

            None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 8, 2004
--------------------------------------------------------


Each officer is elected to hold office until a successor is chosen or until earlier removal or resignation. None of the executive officers is related to another:
                                                                    Elected as
                                                                    Executive
         Name          Age  Offices and Positions                    Officer
         ----          ---  ---------------------                    -------

Robert Essner          56   Chairman of the Board, President      September 1997
                                and Chief Executive Officer
                                Member of Executive Committee,
                                Chairman of Management,
                                Law/Regulatory Review,
                                Operations, Human Resources and
                                Benefits and Retirement
                                Committees

   Business Experience:     To March 1997, President,
                                Wyeth-Ayerst Laboratories, U.S.
                                Pharmaceuticals Business
                            March 1997 to September 1997,
                                President, Wyeth-Ayerst Laboratories
                                Division
                            September 1997 to July 2000,
                                Executive Vice President
                            July 2000 to May 2001, President and
                                Chief Operating Officer
                            May 2001 to December 2002,
                                President and Chief Executive
                                Officer
                            January 2003 to date, Chairman of
                                the Board, President and Chief
                                Executive Officer

                                                                    Elected as
                                                                    Executive
         Name          Age  Offices and Positions                    Officer
         ----          ---  ---------------------                    -------

Kenneth J. Martin      49   Executive Vice President and Chief    February 2000
                                Financial Officer
                                Member of Management,
                                Law/Regulatory Review,
                                Operations, Human Resources and
                                Benefits and Retirement
                                Committees

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

Bernard J. Poussot     52   Executive Vice President and          January 2001
                                President,
                                Wyeth Pharmaceuticals
                                Member of Management,
                                Law/Regulatory Review,
                                Operations and Human Resources
                                and Benefits Committees

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

                                                                    Elected as
                                                                    Executive
         Name          Age  Offices and Positions                    Officer
         ----          ---  ---------------------                    -------

Lawrence V. Stein      54   Senior Vice President and General     June 2001
                                Counsel
                                Member of Management,
                                Law/Regulatory Review,
                                Operations, Human Resources and
                                Benefits and Retirement
                                Committees

   Business Experience:     November 1992 to September 1997,
                                Senior Vice President and
                                General Counsel, Genetics
                                Institute
                            September 1997 to July 2000,
                                Associate General Counsel and
                                Senior Vice President and Chief
                                Legal Counsel, Wyeth-Ayerst and
                               Genetics Institute
                            July 2000 to June 2001, Vice President
                                and Deputy General Counsel
                            June 2001 to July 2003, Senior Vice
                                President and Deputy General
                                Counsel
                            July 2003 to date, Senior Vice
                                President and General Counsel

Paul J. Jones          58   Vice President and Controller         May 1995
                                Member of Law/Regulatory Review
                                and Operations Committees

   Business Experience:     May 1995 to date, Vice President
                                and Controller

Rene R. Lewin          57   Vice President - Human Resources      June 1994
                                Member of Management,
                                Law/Regulatory Review,
                                Operations, Human Resources and
                                Benefits and Retirement
                                Committees

   Business Experience:     June 1994 to date, Vice President -
                                Human Resources

                                                                    Elected as
                                                                    Executive
         Name          Age  Offices and Positions                    Officer
         ----          ---  ---------------------                    -------

Marily H. Rhudy        56   Vice President - Public Affairs       June 2001
                                Member of Management and
                                Operations Committees

   Business Experience:     April 1994 to March 1997, Vice
                                President - Public Affairs,
                                Wyeth-Ayerst Laboratories
                                Division
                            March 1997 to September 1997, Vice
                                President - Global Public
                                Affairs, Wyeth-Ayerst
                                Laboratories Division
                            September 1997 to date, Vice
                                President - Public Affairs

E. Thomas Corcoran     56   President, Fort Dodge Animal Health   June 2001
                                Division
                                Member of Management,
                                Operations and Human Resources
                                and Benefits Committees

   Business Experience:     September 1995 to date, President,
                                Fort Dodge Animal Health
                                Division

Ulf Wiinberg           45   President, Wyeth Consumer Healthcare  March 2002
                                Member of Management,
                                Law/Regulatory Review,
                                Operations, and Human Resources
                                and Benefits Committees

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

                                                                    Elected as
                                                                    Executive
         Name          Age  Offices and Positions                    Officer
         ----          ---  ---------------------                    -------

Joseph M. Mahady       50   Senior Vice President and             June 2001
                                President, Wyeth
                                Pharmaceuticals - North America
                                Member of Management and
                                Operations Committees

   Business Experience:     September 1997 to June 2002,
                                President, Wyeth
                                Pharmaceuticals - North America
                            June 2002 to date, Senior Vice
                                President and President, Wyeth
                                Pharmaceuticals - North America

Robert R. Ruffolo, Jr. 53   Senior Vice President and             June 2001
                                President, Wyeth Research
                                Member of Management,
                                Law/Regulatory Review,
                                Operations and Human Resources
                                and Benefits Committees

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

Robert N. Power        47   President, Wyeth Pharmaceuticals -    June 2002
                                International
                                Member of Management and
                                Operations Committees

   Business Experience:     March 1998 to June 2002, President,
                                Wyeth Pharmaceuticals -
                                Europe/Middle East/Africa
                            June 2002 to date, President, Wyeth
                                Pharmaceuticals - International

                                     PART II
                                     -------

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK, RELATED
            ---------------------------------------------
            STOCKHOLDER MATTERS AND ISSUER PURCHASES AND EQUITY SECURITIES
            --------------------------------------------------------------

     (a)    Market Information and Dividends

            The New York Stock Exchange is the principal market on which the Company's Common Stock is traded. Tables showing the high and low sales price for the Common Stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as presented in Market Prices of Common Stock and Dividends on page 58 of the Company's 2003 Annual Report to Stockholders, are incorporated herein by reference.

     (b)    Holders

            There were 57,354 holders of record of the Company's Common Stock as of the close of business on March 1, 2004.

     (c)    Issuance of Unregistered Securities

            In December 2003, the Company completed a private placement of $1.020 billion aggregate principal amount of Floating Rate Convertible Senior Debentures due 2024 to Citigroup Global Markets Inc., J.P. Morgan Securities Inc., UBS Securities LLC, Commerzbank Aktiengesellschaft, Grand Cayman Branch and Scotia Capital (USA) Inc. (the "Initial Purchasers") under the exemption from registration provided in Rule 144A of the Securities Act of 1933. The debentures are convertible prior to maturity into shares of the Company's Common Stock only under any of the following circumstances:

            o during any calendar quarter commencing after March 31, 2004 and prior to December 31, 2022 (and only during such calendar quarter) if the last reported sale price of the Company's Common Stock for at least 20 trading days during the period of 30 consecutive trading days ending on the last trading day of the previous calendar quarter, is greater than or equal to 130% of the applicable conversion price,

            o at any time after December 31, 2022 and prior to maturity, if the last reported sale price of the Company's Common Stock is greater than or equal to 130% of the applicable conversion price on any day after December 31, 2022,

            o  if the debentures have been called for redemption,

            o  upon the occurrence of specified corporate transactions, and

            o during any period in which the credit rating assigned to the debentures by either Moody's Investor Services, Inc. and its successors ("Moody's") or Standard & Poor's

               Ratings Services, a division of the McGraw-Hill Companies, Inc. and its successors ("S&P") is lower than Baa3 or BBB-, respectively, or the debentures are no longer rated by at least one of S&P or Moody's.

            The initial conversion price is $60.39 per share, subject to adjustment for certain events. The conversion price is equivalent to a conversion rate of 16.559 shares per $1,000 principal amount of debentures. Upon conversion, the Company will have the right to deliver, in lieu of the Company's Common Stock, cash or a combination of cash and shares of the Company's Common Stock, in the Company's sole discretion.

            The Company originally issued the debentures to the Initial Purchasers at a price of 100% of their principal amount. Proceeds from the offering (after deducting related expenses) of approximately $1.001 billion were utilized, together with existing cash, to redeem in full the $1 billion outstanding aggregate principal amount of the Company's 6.250% notes due 2006 and pay any related premiums of approximately $92.3 million.

     (d)    Use of Proceeds from Registered Securities

            On December 16, 2003, the Company completed a registered offering under the Securities Act of 1933 of $1.750 billion of the Company's 5.500% notes due 2014, $500.0 million of the Company's 6.450% notes due 2024 and $750.0 million of the Company's 6.500% notes due 2034. The securities were registered under Registration Statement File No. 333-108312 (effective date November 24, 2003) and Registration Statement File No. 333-111093 (effective date December 11, 2003). Citigroup Global Markets Inc., J.P. Morgan Securities Inc., UBS Securities LLC and Scotia Capital (USA) Inc. acted as underwriters in the transaction. Proceeds from the offering (after deducting related expenses) were approximately $2.960 billion. A portion of such proceeds were utilized to repurchase approximately $691.0 million of the Company's 7.90% notes due 2005 pursuant to a tender offer.

ITEM 6.     SELECTED FINANCIAL DATA
            -----------------------

            The data with respect to the last five fiscal years, appearing in the Ten-Year Selected Financial Data presented on pages 26 and 27 of the Company's 2003 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------

            Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 59 through 72 of the Company's 2003 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ----------------------------------------------------------

            The Market Risk Disclosures as set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on page 70 of the Company's 2003 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

            The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 28 through 55 of the Company's 2003 Annual Report to Stockholders, the Report of Independent Auditors on page 56, and Quarterly Financial Data (Unaudited) on page 58, are incorporated herein by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND
            ------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

            None.

ITEM 9(A).  CONTROLS AND PROCEDURES
            -----------------------

            As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are reasonably effective in design and practice to alert them, in a timely manner, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. During the 2003 fourth quarter, there were no significant changes in the Company's internal control over financial reporting or in other factors that could materially affect the Company's internal control over financial reporting, nor were any corrective actions required to be taken by the Company with regard to significant deficiencies or material weaknesses in internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

     (a) Information relating to the Company's directors is incorporated herein by reference to pages 3 through 5 of a definitive proxy statement to be filed with the Securities and Exchange Commission on or about March 17, 2004 ("the 2004 Proxy Statement").

     (b) Information relating to the Company's audit committee, including designation of "Financial Expert" under applicable Securities and Exchange Commission rules, is incorporated herein by reference to page 7 of the 2004 Proxy Statement.

     (c) Information relating to the Company's executive officers as of March 8, 2004 is furnished in Part I hereof under a separate unnumbered caption ("Executive Officers of the Registrant as of March 8, 2004").

     (d) Information relating to certain filing obligations of directors and executive officers of the Company under the federal securities laws set forth on page 11 of the 2004 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

     (e) Information relating to the Company's code of ethics, included within the Wyeth Code of Conduct, is available on the Wyeth Internet website at www.wyeth.com. Copies of the Wyeth Code of Conduct are also available, without charge, by contacting Wyeth Investor Relations at (973) 660-5000.

     (f) The Charters for the Company's Audit, Compensation and Benefits, Nominating and Governance and Corporate Issues Committees, the Nominating and Governance Committee Criteria and Procedures for Board Candidate Selection and Wyeth's Corporate Governance Guidelines are available on the Wyeth Internet website at www.wyeth.com. Copies of these documents are also available, without charge, by contacting Wyeth Investor Relations at (973) 660-5000.

ITEM 11.    EXECUTIVE COMPENSATION
            ----------------------

            Information relating to executive compensation is incorporated herein by reference to pages 15 through 22 and the section titled "Change in Control Severance Agreements" on pages 24 through 26 of the 2004 Proxy Statement. Information with respect to compensation of directors is incorporated herein by reference to pages 5 and 6 of the 2004 Proxy Statement.

                                     III-1

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            ---------------------------------------------------
            MANAGEMENT AND RELATED STOCKHOLDER MATTERS
            ------------------------------------------

     (a) Information relating to security ownership is incorporated herein by reference to pages 11 and 12 of the 2004 Proxy Statement.

     (b) Information regarding the Company's equity compensation plans is incorporated herein by reference to page 24 of the 2004 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

            Information regarding transactions with management and others and indebtedness of management is incorporated herein by reference to page 26 of the 2004 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
            --------------------------------------

            Information relating to principal accountant fees and services is incorporated herein by reference to pages 36 and 37 of the 2004 Proxy Statement.

                                     III-2

                                     PART IV
                                     -------

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
            ----------------------------------------------------------------

  (a)1.     Financial Statements
            --------------------

            The following Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Auditors, included on pages 28 through 56 of the Company's 2003 Annual Report to Stockholders, are incorporated herein by reference.

                                                                        Pages
                                                                        -----
            Consolidated Balance Sheets as of
            December 31, 2003 and 2002                                  28

            Consolidated Statements of Operations
            for the years ended December 31,
            2003, 2002 and 2001                                         29

            Consolidated Statements of Changes in
            Stockholders' Equity for the years ended
            December 31, 2003, 2002 and 2001                            30

            Consolidated Statements of Cash Flows
            for the years ended December 31, 2003,
            2002 and 2001                                               31

            Notes to Consolidated Financial Statements                  32-55

            Report of Independent Auditors                              56

  (a)2.     Financial Statement Schedule
            ----------------------------

            Schedules are omitted because they are not applicable.

  (a)3.       Exhibits
              --------

  Exhibit No.                        Description
  -----------                        -----------

  (3.1) The Company's Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  (3.2) The Company's By-Laws is incorporated by reference to Exhibit 3.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

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

  (4.4) Third Supplemental Indenture, dated as of February 14, 2003, between the Company and JPMorgan Chase Bank (as successor to Manufacturers Hanover Trust Company) is incorporated by reference to Exhibit 4.4 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  (4.5) Fourth Supplemental Indenture, dated as of December 16, 2003, between the Company and JPMorgan Chase Bank (as successor to Manufacturers Hanover Trust Company) is incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 for the Company filed on February 3, 2004.

  (4.6) Fifth Supplemental Indenture, dated as of December 16, 2003, between the Company and JPMorgan Chase Bank (as successor to The Chase Manhattan Bank).

  (4.7) Certificate of Designation of Series A Junior Participating Preferred Stock of the Company is incorporated herein by reference to Exhibit 4.2 of the Company's Form 8-A, dated October 14, 1999.

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

  (10.3) Registration Rights Agreement, dated December 16, 2003, between Wyeth, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Representatives of the several Initial Purchasers, is incorporated herein by reference to Exhibit 4.4 of the Registration Statement on Form S-3 of the Company filed on February 3, 2004.

  (10.4) Second Amendment to the Purchase Agreement, by and among American Cyanamid Company, American Home Products Corporation, and BASF Aktiengesellschaft dated as of December 9, 2000 is incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001 (Confidential Treatment Requested - confidential portions have been omitted and filed separately with the Commission).

  (10.5) 3-Year Credit Agreement, dated as of March 3, 2003 among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto is incorporated by reference to
              Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  (10.6) First Amendment to 3-Year Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto.

  (10.7) 5-Year Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto.

  (10.8) Master Guarantee and Letter of Credit Agreement, dated as of December 16, 2003, between the Company and ABN AMRO BANK, N.V.

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

  (10.13)* 1993 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix III of the Company's definitive Proxy Statement filed March 18, 1999 (File 1-1225).

  (10.14)* Amendment to the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  (10.15)* 1996 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix II of the Company's definitive Proxy Statement filed March 18, 1999 (File 1-1225).

  (10.16)* Amendment to the 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  (10.17)* 1999 Stock Incentive Plan is incorporated by reference to Appendix I of the Company's definitive Proxy Statement filed March 18, 1999 (File 1-1225).

  (10.18)* Amendment to the 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  (10.19)* Form of Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

  (10.22)*    Form of Stock Option Agreement (transferable options).

  (10.23)* Form of Restricted Stock Performance Award Agreement under the 1996 Stock Incentive Plan, 1999 Stock Incentive Plan and 2002 Stock Incentive Plan (initial award) is incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

  (10.24)* Form of Restricted Stock Performance Award Agreement under the 1996 Stock Incentive Plan, 1999 Stock Incentive Plan and 2002 Stock Incentive Plan (subsequent award) is incorporated by reference to Exhibit 10.24 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  (10.25)* Form of Special Stock Option Agreement with Robert Essner dated June 21, 2001 (transferable option) is incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  (10.26)* Form of Restricted Stock Award Agreement with Robert Essner dated June 21, 2001 (cliff vesting) is incorporated by reference to
              Exhibit 10.26 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  (10.27)* Form of Restricted Stock Award Agreement with Robert Ruffolo dated January 23, 2001 (phased vesting) is incorporated by reference to
              Exhibit 10.27 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

  (10.33)*    Savings Plan, as amended to date, is incorporated by reference to
              Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

  (10.34)* Retirement Plan for Outside Directors, as amended on January 27, 1994, is incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K for the year ended December 31, 1993 (File 1-1225).

  (10.35)* Directors' Deferral Plan, as amended to date, is incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

  (10.36)* Executive Incentive Plan is incorporated by reference to Appendix D of the Company's definitive Proxy Statement filed March 20, 2002.

  (10.37)*    Deferred Compensation Plan, as amended to date.

  (10.38)*    Executive Retirement Plan is incorporated by reference to Exhibit
              10.5 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  (10.39)* Supplemental Employee Savings Plan, as amended to date, is incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

  (10.40)* Supplemental Executive Retirement Plan, as amended to date, is incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  (10.41)* Supplemental Employee Retirement Plan is incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

  (10.42)* 2002 Stock Incentive Plan is incorporated by reference to Appendix C of the Company's definitive Proxy Statement filed March 20, 2002.

  (10.43)* American Cyanamid Company's Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10K of American Cyanamid Company's Annual Report on Form 10-K for the year ended December 31, 1988 (File 1-3426).

  (10.44)* American Cyanamid Company's Supplemental Employees Retirement Plan Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10K of American Cyanamid Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File 1-3426).

  (10.45)* American Cyanamid Company's ERISA Excess Retirement Plan is incorporated by reference to Exhibit 10N of American Cyanamid Company's Annual Report on Form 10-K for the year ended December 31, 1988 (File 1-3426).

  (10.46)* American Cyanamid Company's Excess Retirement Plan Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10M of American Cyanamid Company's Annual Report on Form 10-K for the year ended December 31, 1989 (File 1-3426).

  (10.47)* Form of Severance Agreement entered into between the Company and all executive officers is incorporated by reference to Exhibit
              10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File 1-1225).

     *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

  (10.48)* Agreement, dated as of March 6, 2001, by and between the Company and John R. Stafford is incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

  (10.49)* Amendatory Agreement, dated as of March 6, 2001, by and between the Company and John R. Stafford is incorporated by reference to
              Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

  (10.50)* Union Savings Plan, as amended to date, is incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

  (12)        Computation of Ratio of Earnings to Fixed Charges.

  (13) 2003 Annual Report to Stockholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

  (16) Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated March 18, 2002, is incorporated by reference to
              Exhibit 16 to the Company's Current Report on Form 8-K, dated March 18, 2002.

  (21)        Subsidiaries of the Company.

  (23) Consent of Independent Accountants, PricewaterhouseCoopers LLP, relating to their report dated January 22, 2004, except for Note 16 which is as of February 11, 2004, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324, 33-57339, 333-108312, 333-111093 and 333-112450),
              Form S-4 (File No. 333-59642) and on Form S-8 (File Nos. 2-96127, 33-24068, 33-41434, 33-53733, 33-55449, 33-45970, 33-14458,
              33-50149, 33-55456, 333-15509, 333-76939, 333-67008, 333-64154,
              333-59668, 333-89318, 333-98619 and 333-98623) by reference to the
              Form 10-K of the Company filed for the year ended December 31, 2003.

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

  (99.3) Fifth Amendment, dated November 21, 2002, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  (99.4) Sixth Amendment, dated January 10, 2003, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  (99.5) Consent Decree, dated October 3, 2000, is incorporated by reference to Exhibit 99.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

  (99.6) Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and between Immunex, the Company and Amgen Inc. (filed as Exhibit 10.1 to Amgen's Registration Statement on Form S-4 (File No. 333-81832) on January 31, 2002 and incorporated by reference to Exhibit 99.2 of the Company's Current Report on Form 8-K, dated July 29, 2002).


  (b)         Reports on Form 8-K
              -------------------

              The following Current Reports on Form 8-K were filed by the
              Company:

               o October 22, 2003 relating to furnishing information on Wyeth's diet drug litigation and Wyeth's results for the 2003 third quarter and first nine months (Items 9 and 12 disclosure).

               o January 22, 2004 relating to furnishing Wyeth's earnings results for the 2003 fourth quarter and full year (Item 12 disclosure).

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WYETH
                                      -----
                                  (Registrant)

March 12, 2004                     By /s/      Kenneth J. Martin
                                      ------------------------------------
                                               Kenneth J. Martin
                                               Executive Vice President
                                               and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                     Title                     Date
             ----------                     -----                     ----

Principal Executive Officer:

/s/  Robert Essner                    Chairman of the Board,      March 12, 2004
------------------------------------  President and
     Robert Essner                    Chief Executive Officer

Principal Financial Officer:

/s/  Kenneth J. Martin                Executive Vice President    March 12, 2004
------------------------------------  and Chief Financial Officer
     Kenneth J. Martin

Principal Accounting Officer:

/s/  Paul J. Jones                    Vice President and          March 12, 2004
------------------------------------  Controller
     Paul J. Jones

Directors:

/s/  Clifford L. Alexander, Jr.       Director                    March 12, 2004
------------------------------------
     Clifford L. Alexander, Jr.

/s/  Frank A. Bennack, Jr.            Director                    March 12, 2004
------------------------------------
     Frank A. Bennack, Jr.

/s/  Richard L. Carrion               Director                    March 12, 2004
------------------------------------
     Richard L. Carrion

/s/  John D. Feerick                  Director                    March 12, 2004
------------------------------------
     John D. Feerick

/s/  Robert S. Langer, Sc.D.          Director                    March 12, 2004
------------------------------------
     Robert S. Langer, Sc.D.

             Signatures                     Title                     Date
             ----------                     -----                     ----

                                      Director
------------------------------------
     John P. Mascotte

/s/  Mary Lake Polan, M.D., Ph.D.,    Director                    March 12, 2004
M.P.H.
------------------------------------
     Mary Lake Polan, M.D., Ph.D.,
M.P.H.

/s/  Ivan G. Seidenberg               Director                    March 12, 2004
------------------------------------
     Ivan G. Seidenberg

/s/  Walter V. Shipley                Director                    March 12, 2004
------------------------------------
     Walter V. Shipley

/s/  John R. Torell III               Director                    March 12, 2004
------------------------------------
     John R. Torell III

                                INDEX TO EXHIBITS
                                -----------------


     Exhibit No.                             Description

  (4.6) Fifth Supplemental Indenture, dated as of December 16, 2003, between the Company and JPMorgan Chase Bank (as successor to The Chase Manhattan Bank).

  (10.6) First Amendment to 3-Year Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto.

  (10.7) 5-Year Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto.

  (10.8) Master Guarantee and Letter of Credit Agreement, dated as of December 16, 2003, between the Company and ABN AMRO BANK, N.V.

  (10.22)*    Form of Stock Option Agreement (transferable options).

  (10.37)*    Deferred Compensation Plan, as amended to date.

  (12)        Computation of Ratio of Earnings to Fixed Charges.

  (13) 2003 Annual Report to Stockholders. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

  (21)        Subsidiaries of the Company.

  (23) Consent of Independent Accountants, PricewaterhouseCoopers LLP, relating to their report dated January 22, 2004, except for Note 16 which is as of February 11, 2004, consenting to the incorporation thereof in Registration Statements on Form S-3 (File Nos. 33-45324, 33-57339, 333-108312, 333-111093 and
              333-112450), Form S-4 (File No. 333-59642) and on Form S-8 (File
              Nos. 2-96127, 33-24068, 33-41434, 33-53733, 33-55449, 33-45970,
              33-14458, 33-50149, 33-55456, 333-15509, 333-76939, 333-67008,
              333-64154, 333-59668, 333-89318, 333-98619 and 333-98623) by
              reference to the Form 10-K of the Company filed for the year ended December 31, 2003.

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