Form 10-Q
period 2004-03-31
WYETH
filed 2004-05-10
CIK 5187

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

For the quarterly period ended                     Commission file number 1-1225
March 31, 2004

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


Registrant's telephone number, including area code (973) 660-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X        No
                                                    ------        --

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).         Yes  X      No
                                                    ------      --



The number of shares of Common Stock outstanding as of the close of business on April 30, 2004:

                                                          Number of
                   Class                              Shares Outstanding
                   -----                              ------------------
     Common Stock, $0.33-1/3 par value                   1,333,489,921

================================================================================

                                      WYETH

                                      INDEX

                                                                        Page No.
                                                                        --------

Part I   -  Financial Information (Unaudited)                                2

         Item 1. Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets -
                   March 31, 2004 and December 31, 2003                      3

                 Consolidated Condensed Statements of Operations -
                   Three Months Ended March 31, 2004 and 2003                4

                 Consolidated Condensed Statements of Changes in
                   Stockholders' Equity - Three Months Ended
                   March 31, 2004 and 2003                                   5

                 Consolidated Condensed Statements of Cash Flows -
                   Three Months Ended March 31, 2004 and 2003                6

                 Notes to Consolidated Condensed Financial Statements      7-21

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          22-41

         Item 3. Quantitative and Qualitative Disclosures about             42
                   Market Risk

         Item 4. Controls and Procedures                                    42

Part II  -  Other Information                                               43

         Item 1. Legal Proceedings                                        43-47

         Item 6. Exhibits and Reports on Form 8-K                           48

         Signature                                                          49

Exhibit Index                                                              EX-1


Items other than those listed above have been omitted because they are not applicable.

                         Part I - Financial Information
                         ------------------------------

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of March 31, 2004 and December 31, 2003, the results of its operations, changes in stockholders' equity and cash flows for the three months ended March 31, 2004 and 2003. It is suggested that these consolidated condensed financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-K and information contained in Current Reports on Form 8-K filed since the filing of the 2003 Form 10-K.

We make available through our Company Internet website, free of charge, our Company filings with the SEC as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The reports we make available include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents. The Company's Internet website is www.wyeth.com.

                                              WYETH
                              CONSOLIDATED CONDENSED BALANCE SHEETS
                             (In Thousands Except Per Share Amounts)
                                           (Unaudited)
                                                                      March 31,     December 31,
                                                                        2004            2003
                                                                     -----------    ------------
ASSETS
Cash and cash equivalents                                             $4,691,340      $6,069,794
Marketable securities                                                  1,131,231       1,110,297
Accounts receivable less allowances                                    2,379,324       2,529,613
Inventories:
     Finished goods                                                      816,300         821,637
     Work in progress                                                  1,185,508       1,141,916
     Materials and supplies                                              389,517         448,631
                                                                     -----------    ------------
                                                                       2,391,325       2,412,184
Other current assets including deferred taxes                          2,764,884       2,840,354
                                                                     -----------    ------------
     Total Current Assets                                             13,358,104      14,962,242

Property, plant and equipment                                         11,864,115      11,686,252
     Less accumulated depreciation                                     3,150,983       3,025,201
                                                                     -----------    ------------
                                                                       8,713,132       8,661,051
Goodwill                                                               3,810,230       3,817,993
Other intangibles, net of accumulated amortization
  (March 31, 2004-$135,793 and December 31, 2003-$128,137)               126,030         133,134
Other assets including deferred taxes                                  3,662,077       3,457,502
                                                                     -----------    ------------
     Total Assets                                                    $29,669,573     $31,031,922
                                                                     ===========    ============

LIABILITIES
Loans payable                                                           $335,640      $1,512,845
Trade accounts payable                                                   896,653       1,010,749
Accrued expenses                                                       5,241,107       5,461,835
Accrued federal and foreign taxes                                        366,815         444,081
                                                                     -----------    ------------
     Total Current Liabilities                                         6,840,215       8,429,510

Long-term debt                                                         7,935,389       8,076,429
Accrued postretirement benefit obligations other than pensions         1,025,887       1,007,540
Other noncurrent liabilities                                           4,156,814       4,224,062

Contingencies and commitments (Note 7)

STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share                  42              42
Common stock, par value $0.33-1/3 per share                              444,393         444,151
Additional paid-in capital                                             4,785,299       4,764,390
Retained earnings                                                      4,555,219       4,112,285
Accumulated other comprehensive loss                                     (73,685)        (26,487)
                                                                     -----------    ------------
     Total Stockholders' Equity                                        9,711,268       9,294,381
                                                                     -----------    ------------
     Total Liabilities and Stockholders' Equity                      $29,669,573     $31,031,922
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


                                      WYETH
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                         Three Months
                                                        Ended March 31,
                                                  ---------------------------
                                                     2004             2003
                                                  ----------       ----------
Net revenue                                       $4,014,789       $3,689,057
                                                  ----------       ----------
Cost of goods sold                                 1,097,916          928,304
Selling, general and administrative expenses       1,354,210        1,291,470
Research and development expenses                    705,302          513,514
Interest expense, net                                 26,932           27,000
Other (income) expense, net                         (113,462)           6,735
Gain on sale of Amgen common stock                       -           (860,554)
                                                  ----------       ----------

Income before federal and foreign taxes              943,891        1,782,588
Provision for federal and foreign taxes              194,188          504,706
                                                  ----------       ----------


Net income                                          $749,703       $1,277,882
                                                  ==========       ==========


Basic earnings per share                               $0.56            $0.96
                                                  ==========       ==========

Diluted earnings per share                             $0.56            $0.96
                                                  ==========       ==========

Dividends paid per share of common stock               $0.23            $0.23
                                                  ==========       ==========


The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                                WYETH
                                CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (In Thousands Except Per Share Amounts)
                                                             (Unaudited)
Three Months Ended March 31, 2004:
                                                 $2.00                                                Accumulated
                                              Convertible                Additional                      Other            Total
                                               Preferred      Common      Paid-in       Retained     Comprehensive    Stockholders'
                                                 Stock        Stock       Capital       Earnings         Loss             Equity
                                              -----------    --------    ----------    ----------    -------------    -------------
Balance at January 1, 2004                            $42    $444,151    $4,764,390    $4,112,285         $(26,487)      $9,294,381

Net income                                                                                749,703                           749,703
Currency translation adjustments                                                                           (58,817)         (58,817)
Unrealized gains on derivative contracts, net                                                                9,170            9,170
Unrealized gains on marketable securities, net                                                               2,449            2,449
                                                                                                                      -------------
     Comprehensive income, net of tax                                                                                       702,505
                                                                                                                      -------------

Cash dividends declared (1)                                                              (306,604)                         (306,604)
Common stock issued for stock options                             167        13,181                                          13,348
Other exchanges                                                    75         7,728          (165)                            7,638
                                              -----------    --------    ----------    ----------    -------------    -------------
Balance at March 31, 2004                             $42    $444,393    $4,785,299    $4,555,219         $(73,685)      $9,711,268
                                              ===========    ========    ==========    ==========    =============    =============


Three Months Ended March 31, 2003:
                                                 $2.00                                                Accumulated
                                              Convertible                Additional                      Other            Total
                                               Preferred      Common      Paid-in       Retained     Comprehensive    Stockholders'
                                                 Stock        Stock       Capital       Earnings         Loss             Equity
                                              -----------    --------    ----------    ----------    -------------    -------------
Balance at January 1, 2003                            $46    $442,019    $4,582,773    $3,286,645        $(155,571)      $8,155,912

Net income                                                                              1,277,882                         1,277,882
Currency translation adjustments                                                                           115,342          115,342
Unrealized losses on derivative contracts, net                                                              (7,210)          (7,210)
Unrealized gains on marketable securities, net                                                               2,400            2,400
Realized gain on sale of Amgen stock
  reclassified to net income                                                                              (515,114)        (515,114)
                                                                                                                      -------------
     Comprehensive income, net of tax                                                                                       873,300
                                                                                                                      -------------

Cash dividends declared (2)                                                              (305,101)                         (305,101)
Common stock issued for stock options                             294        19,016                                          19,310
Other exchanges                                        (1)         32         2,583          (306)                            2,308
                                              -----------    --------    ----------    ----------    -------------    -------------
Balance at March 31, 2003                             $45    $442,345    $4,604,372    $4,259,120        $(560,153)      $8,745,729
                                              ===========    ========    ==========    ==========    =============    =============

(1)  Includes the preferred stock cash dividend of $0.50 per share ($8 in the aggregate) declared March 4, 2004 and payable on April 1, 2004.

(2)  Includes the preferred stock cash dividend of $0.50 per share ($9 in the aggregate) declared March 5, 2003 and paid on April 1, 2003.

The accompanying notes are an integral part of these consolidated condensed financial statements.


                                              WYETH
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (In Thousands)
                                           (Unaudited)
                                                                          Three Months
                                                                         Ended March 31,
                                                                 -------------------------------
                                                                     2004                 2003
                                                                 ----------           ----------
Operating Activities
--------------------
Net income                                                         $749,703           $1,277,882
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain on sale of Amgen shares                                           -             (860,554)
   Gains on sales of assets                                        (132,480)              (2,697)
   Depreciation and amortization                                    147,394              131,100
   Change in deferred income taxes                                   17,964               (1,871)
   Diet drug litigation payments                                    (98,643)            (134,627)
   Security fund deposit                                                  -             (535,200)
   Changes in working capital, net                                 (230,587)             445,184
   Other items, net                                                  48,272                9,216
                                                                 ----------           ----------
Net cash provided by operating activities                           501,623              328,433
                                                                 ----------           ----------

Investing Activities
--------------------
Purchases of property, plant and equipment                         (291,583)            (344,614)
Proceeds from sale of Amgen common stock                                  -            1,579,917
Proceeds from sales of assets                                       228,836                7,860
Proceeds from sales and maturities of marketable securities         182,800              176,242
Purchases of marketable securities                                 (200,487)            (203,333)
                                                                 ----------           ----------
Net cash provided by (used for) investing activities                (80,434)           1,216,072
                                                                 ----------           ----------

Financing Activities
--------------------
Net repayments of commercial paper                                      -             (3,229,440)
Proceeds from issuance of long-term debt                                -              1,800,000
Repayments of long-term debt                                     (1,500,000)                 -
Other borrowing transactions, net                                    (4,981)             (27,210)
Dividends paid                                                     (306,596)            (305,092)
Exercises of stock options                                           13,348               19,310
                                                                 ----------           ----------
Net cash used for financing activities                           (1,798,229)          (1,742,432)
                                                                 ----------           ----------
Effect of exchange rate changes on cash and cash equivalents         (1,414)               3,262
                                                                 ----------           ----------
Decrease in cash and cash equivalents                            (1,378,454)            (194,665)
Cash and cash equivalents, beginning of period                    6,069,794            2,943,604
                                                                 ----------           ----------
Cash and cash equivalents, end of period                         $4,691,340           $2,748,939
                                                                 ==========           ==========


Supplemental Information
------------------------
Interest payments                                                   $99,324             $155,240
Income tax payments, net of refunds                                 265,733              112,800


The accompanying notes are an integral part of these consolidated condensed financial statements.


                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.   Summary of Significant Accounting Policies
          ------------------------------------------

          The following policies are required interim updates to those disclosed in Footnote 1 of the 2003 Annual Report on Form 10-K:

          Stock-Based Compensation: The Company has three Stock Incentive Plans that it accounts for using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no stock-based employee compensation cost is reflected in net income other than for the Company's restricted stock awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, Amendment of SFAS No. 123, to stock-based employee compensation:

                                                                       Three Months
                                                                      Ended March 31,
                                                                 -------------------------
          (In thousands except per share amounts)                  2004            2003
          --------------------------------------------------     --------       ----------
          Net income, as reported                                $749,703       $1,277,882
          Add: Stock-based employee compensation expense
            included in reported net income, net of tax             2,493            1,316
          Deduct: Total stock-based employee compensation
            expense determined under fair value-based method
            for all awards, net of tax                            (85,143)         (83,691)
                                                                 --------       ----------

          Adjusted net income                                    $667,053       $1,195,507
                                                                 ========       ==========

          Earnings per share:
            Basic - as reported                                     $0.56            $0.96
                                                                 ========       ==========
            Basic - adjusted                                        $0.50            $0.90
                                                                 ========       ==========

            Diluted - as reported                                   $0.56            $0.96
                                                                 ========       ==========
            Diluted - adjusted                                      $0.50            $0.90
                                                                 ========       ==========


          Goodwill and Other Intangibles: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2004 are as follows:

                                                                     Consumer       Animal
          (In thousands)                        Pharmaceuticals     Healthcare      Health        Total
          --------------------------------      ---------------     ----------     --------     ----------
          Balance at December 31, 2003            $2,691,772         $592,526      $533,695     $3,817,993
          Currency translation adjustments            (7,352)            (266)         (145)        (7,763)
                                                  ----------         --------      --------     ----------
          Balance at March 31, 2004               $2,684,420         $592,260      $533,550     $3,810,230
                                                  ==========         ========      ========     ==========

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2.   Earnings per Share
          ------------------

          The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                                              Three Months
                                                                             Ended March 31,
                                                                       ---------------------------
          (In thousands except per share amounts)                        2004              2003
          -------------------------------------------------------      ---------        ----------
          Net income less preferred dividends                           $749,695        $1,277,873
          Denominator:
            Weighted average common shares outstanding                 1,332,926         1,327,131
                                                                       ---------        ----------

          Basic earnings per share                                         $0.56             $0.96
                                                                       =========        ==========

          Net income                                                    $749,703        $1,277,882
          Denominator:
            Weighted average common shares outstanding                 1,332,926         1,327,131
            Common stock equivalents of outstanding stock options
              and deferred contingent common stock awards*                 4,817             4,282
                                                                       ---------        ----------
          Total shares*                                                1,337,743         1,331,413
                                                                       ---------        ----------

          Diluted earnings per share*                                      $0.56             $0.96
                                                                       =========        ==========

          *    At March 31, 2004 and 2003, 107,070 and 88,889, respectively, of common shares related to options outstanding under the Company's Stock Incentive Plans were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3.   Marketable Securities
          ---------------------

          The cost, gross unrealized gains (losses) and fair value of available-for-sale and held-to-maturity securities by major security type at March 31, 2004 and December 31, 2003 were as follows:

                                                                     Gross           Gross
          (In thousands)                                           Unrealized      Unrealized        Fair
          At March 31, 2004                           Cost           Gains          (Losses)         Value
          ----------------------------------       ----------      ----------      ----------      ----------
          Available-for-sale:
             U.S. Treasury securities                $107,500            $108            $(18)       $107,590
             Commercial paper                          40,914             -               -            40,914
             Certificates of deposit                  100,896              77              (5)        100,968
             Corporate debt securities                224,271             250             (41)        224,480
             Other debt securities                      3,742              10             -             3,752
             Equity securities                         68,048          13,079            (173)         80,954
             Institutional fixed income fund          525,688          19,181             -           544,869
                                                   ----------      ----------      ----------      ----------
          Total available-for-sale                  1,071,059          32,705            (237)      1,103,527
                                                   ----------      ----------      ----------      ----------
          Held-to-maturity:
             Commercial paper                          27,704             -               -            27,704
             Certificates of deposit                      -               -               -               -
                                                   ----------      ----------      ----------      ----------
          Total held-to-maturity                       27,704             -               -            27,704
                                                   ----------      ----------      ----------      ----------
                                                   $1,098,763         $32,705           $(237)     $1,131,231
                                                   ==========      ==========      ==========      ==========


                                                                     Gross           Gross
          (In thousands)                                           Unrealized      Unrealized        Fair
          At December 31, 2003                        Cost           Gains          (Losses)         Value
          ----------------------------------       ----------      ----------      ----------      ----------
          Available-for-sale:
             U.S. Treasury securities                $152,851             $44            $(23)       $152,872
             Commercial paper                          42,964               4              (4)         42,964
             Certificates of deposit                   63,643              22             (27)         63,638
             Corporate debt securities                212,198             252             (32)        212,418
             Other debt securities                      4,296             -               (11)          4,285
             Equity securities                         21,078          13,158            (188)         34,048
             Institutional fixed income fund          522,847          16,868             -           539,715
                                                   ----------      ----------      ----------      ----------
          Total available-for-sale                  1,019,877          30,348            (285)      1,049,940
                                                   ----------      ----------      ----------      ----------
          Held-to-maturity:
             Commercial paper                          60,107             -               -            60,107
             Certificates of deposit                      250             -               -               250
                                                   ----------      ----------      ----------      ----------
          Total held-to-maturity                       60,357             -               -            60,357
                                                   ----------      ----------      ----------      ----------
                                                   $1,080,234         $30,348           $(285)     $1,110,297
                                                   ==========      ==========      ==========      ==========

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The contractual maturities of debt securities classified as available-for-sale at March 31, 2004 were as follows:

                                                                      Fair
          (In thousands)                                  Cost        Value
          ----------------------------------------     --------      --------
          Available-for-sale:
             Due within one year                       $331,683      $331,845
             Due after one year through five years      128,557       128,769
             Due after five years through 10 years        5,020         5,014
             Due after 10 years                          12,063        12,076
                                                       --------      --------
                                                       $477,323      $477,704
                                                       ========      ========

          All held-to-maturity debt securities are due within one year.


Note 4.   New Credit Facility
          -------------------

          In February 2004, the Company replaced its $1,350.0 million, 364-day credit facility entered into in March 2003 with a $1,747.5 million, five-year facility. The new facility contains substantially identical financial and other covenants, representations, warranties, conditions and default provisions as the replaced facility.


Note 5.   Pensions and Other Postretirement Benefits
          ------------------------------------------

          In accordance with SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statement Nos. 87, 88, and 106 the following pension and other postretirement benefit plan disclosures are now required in interim financial statements.

          Net periodic benefit cost for the Company's defined benefit plans for the three months ended March 31, 2004 and 2003 (principally U.S.) was as follows:

                                                                                        Other
                                                           Pensions             Postretirement Benefits
          (In thousands)                              -------------------       -----------------------
          Components of Net Periodic Benefit Cost      2004        2003          2004             2003
          ---------------------------------------------------------------       -----------------------
          Service cost                                $35,371     $29,753       $11,145          $9,515
          Interest cost                                62,293      61,970        23,560          23,546
          Expected return on plan assets              (76,304)    (67,429)          -               -
          Amortization of prior service cost            2,843       2,752        (3,709)           (562)
          Amortization of transition obligation          (422)       (379)          -               -
          Recognized net actuarial loss                22,463      26,047         7,840           4,671
          Settlement loss                                 -        13,034           -               -
                                                      -------     -------       -------         -------
          Net periodic benefit cost                   $46,244     $65,748       $38,836         $37,170
                                                      =======     =======       =======         =======

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          As of March 31, 2004, $13.7 million and $24.8 million of contributions have been made to the Company's defined benefit pension plans and other postretirement benefit plans, respectively. The Company presently anticipates further contributions of approximately $150.0 million and $90.0 million to fund its defined benefit pension and other postretirement benefit plans in 2004.


Note 6.   Restructuring Program
          ---------------------

          2003 Restructuring Charge and Related Asset Impairments

          In December 2003, the Company recorded a special charge for manufacturing restructurings and related asset impairments of $487.9 million. The Company recorded its 2003 restructuring charges, including personnel and other costs, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and its asset impairments in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. The restructuring and related asset impairments impacted only the Pharmaceuticals segment and were recorded to recognize the costs of closing certain manufacturing facilities, as well as the elimination of certain positions at the Company's facilities. As of March 31, 2004, the Company is continuing with the 2003 restructuring program and expects total charges to approximate $493.9 million and plans to record the majority of the remaining $6.0 million in personnel charges during 2004, in accordance with SFAS No. 146. The activity in the restructuring accruals was as follows:

                                                       Reserve at     Payments/     Reserve at
          (In thousands)                   Total     December 31,      Non-cash      March 31,
          2003 Restructuring             Charges             2003       Charges           2004
          ------------------------------------------------------------------------------------
          Personnel costs                 $3,400           $3,400         $(700)        $2,700
          Asset impairments              419,400              -             -              -
          Contract settlement costs       47,900           45,200           -           45,200
          Other closure/exit costs        17,200           17,200        (6,900)        10,300
                                        ------------------------------------------------------
                                        $487,900          $65,800       $(7,600)       $58,200
                                        ======================================================


          2002 Restructuring Charge and Related Asset Impairments

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

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The restructuring will ultimately result in the elimination of approximately 3,150 positions worldwide. The reductions in workforce are permanent and affected all of the Company's segments, including Corporate. As of March 31, 2004, the Company is continuing with the 2002 restructuring program and approximately 80 positions have yet to be eliminated. The activity in the restructuring accruals was as follows:

                                                                     Payments/
                                                       Reserve at      Non-cash     Reserve at
          (In thousands)                   Total     December 31,       Charges      March 31,
          2002 Restructuring             Charges             2003       in 2004           2004
          ------------------------------------------------------------------------------------
          Personnel costs               $194,600          $36,800      $(10,800)       $26,000
          Asset impairments               68,700              -             -              -
          Other closure/exit costs        77,500           27,900        (3,800)        24,100
                                        ------------------------------------------------------
                                        $340,800          $64,700      $(14,600)       $50,100
                                        ======================================================


Note 7.   Contingencies and Commitments
          -----------------------------

          The Company is involved in various legal proceedings, including product liability and environmental matters of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

          In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings (other than the diet drug litigation discussed immediately below) will not have a material adverse effect on the Company's financial position but could be material to the results of operations or cash flows in any one accounting period.

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

          On October 7, 1999, the Company announced a nationwide class action settlement (the settlement) to resolve litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN. The settlement covered all claims arising out of the use of REDUX or PONDIMIN, except for claims of primary pulmonary hypertension (PPH), and was open to all REDUX or PONDIMIN users in the United States.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The number of individuals who have filed claims within the settlement that allege significant heart valve disease (known as "matrix" claims) has been higher than had been anticipated. The settlement agreement grants the Company access to claims data maintained by the settlement trust (the Trust). Based on its review of that data, the Company understands that, as of April 14, 2004, the Trust had recorded approximately 114,520 matrix-level claim forms. Approximately 29,630 of these forms were so deficient, incomplete or duplicative of other forms filed by the same claimant that, in the Company's view, it is unlikely that a significant number of these forms will result in further claims processing.

          The Company's understanding of the status of the remaining approximately 84,890 forms, based on its analysis of data received from the Trust through April 14, 2004, is as follows. Approximately 14,080 of the matrix claims had been processed to completion, with those claims either paid (approximately 3,120 claims, with payments of $1,212.0 million), denied (approximately 9,650) or withdrawn. Approximately 2,750 claims were in some stage of the 100% audit process ordered in late 2002 by the federal court overseeing the national settlement. Approximately 20,040 claims alleged conditions that, if true, would entitle the claimant to receive a matrix award; these claims had not yet entered the audit process. Another approximately 20,070 claims with similar allegations have been purportedly substantiated by physicians whose claims are now subject to the outcome of the Trust's Integrity Program, discussed below. Approximately 27,670 claim forms did not contain sufficient information even to assert a matrix claim, although some of those claim forms could be made complete by the submission of additional information and could therefore become eligible to proceed to audit in the future. The remaining approximately 280 claims were in the data entry process and could not be assessed.

          In addition to the approximately 114,520 matrix claims filed as of April 14, 2004, additional matrix claims may be filed through 2015 by class members who develop a matrix condition in the future if they have registered with the Trust by May 3, 2003, and have demonstrated FDA+ regurgitation (i.e., mild or greater aortic regurgitation, or moderate or greater mitral regurgitation) or mild mitral regurgitation on an echocardiogram conducted after diet drug use and obtained either outside of the Trust by January 3, 2003 or within the Trust's screening program.

          The Company's understanding, based on data received from the Trust through April 14, 2004, is that audits had produced preliminary or final results on 3,994 of the claims that had begun the 100% audit process since its inception. Of these, 1,421 were found to be payable at the amount claimed and 120 were found to be payable at a lower amount than had been claimed. The remaining claims were found ineligible for a matrix payment, although the claimants may appeal that determination to the federal court overseeing the settlement. Because of numerous issues concerning the audit process raised in motions and related proceedings now pending before the federal court, the Company cannot predict the ultimate outcome of the audit process.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          Both the volume and types of claims seeking matrix benefits received by the Trust to date differ materially from the epidemiological projections on which the court's approval of the settlement agreement was predicated. Based upon data received from the Trust, approximately 94% of the 20,040 matrix claimants who allege conditions that, if true, would entitle them to an award (and approximately 99% of the approximately 20,070 claims certified by physicians currently subject to the Trust's Integrity Program) seek an award under Level II of the five-level settlement matrix. (Level II covers claims for moderate or severe mitral or aortic valve regurgitation with complicating factors; depending upon the claimant's age at the time of diagnosis, and assuming no factors are present that would place the claim on one of the settlement's reduced payment matrices, awards under Level II ranged from $192,111 to $643,500 on the settlement agreement's payment matrix.)

          An ongoing investigation, which the Company understands is being conducted by counsel for the Trust, and discovery conducted to date by the Company in connection with certain Intermediate and Back-End opt out cases (brought by some of the same lawyers who have filed these Level II claims and supported by some of the same cardiologists who have certified the Level II claims) cast substantial doubt on the merits of many of these matrix claims and their eligibility for a matrix payment from the Trust. Therefore, in addition to the 100% audit process, the Trust has embarked upon an Integrity Program, which is designed to protect the Trust from paying illegitimate or fraudulent claims.

          Pursuant to the Integrity Program, the Trust has required additional information concerning matrix claims purportedly substantiated by 17 identified physicians in order to determine whether to permit those claims to proceed to audit. Based upon data obtained from the Trust, the Company believes that approximately 20,070 matrix claims were purportedly substantiated by the 17 physicians covered by the Integrity Program as of April 14, 2004. It is the Company's understanding that additional claims substantiated by additional physicians might be subjected to the same requirements of the Integrity Program in the future. As an initial step in the integrity review process, each of the identified physicians has been asked to complete a comprehensive questionnaire regarding each claim and the method by which the physician reached the conclusion that it was valid. The ultimate disposition of any or all claims that are subject to the Integrity Program is at this time uncertain. Counsel for certain claimants affected by the program have challenged the Trust's authority to implement the Integrity Program and to require completion of the questionnaire before determining whether to permit those claims to proceed to audit. While that motion was denied by the court, additional challenges to the Integrity Program and the Trust's matrix claim processing have been filed.

          In late 2003, the Trust adopted a program to prioritize the handling of those matrix claims that it believed were least likely to be illegitimate. Under the program, claims under Levels III, IV and V were to be processed and audited on an expedited basis. (Level III covers claims for heart valve disease requiring surgery to repair or replace the valve, or conditions of equal severity. Levels IV and V cover complications from, or more serious

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          conditions than, heart valve surgery.) The program prioritized the auditing of, inter alia, Level I claims, all claims filed by a claimant without counsel (i.e., on a pro se basis) and Level II claims substantiated by physicians who have attested to fewer than 20 matrix claims.

          On April 15, 2004, the Trust announced that it would cease temporarily to audit or act on audit results of Level I and Level II matrix claims. The Trust stated that it would continue to initiate audits with respect to Level III, IV and V matrix claims and would continue to act on the results of audits of Level III, IV and V claims. It also announced that "[d]ue to concerns about the manner in which echocardiograms have been taken, recorded and presented, the Trust is reviewing all echocardiograms and related materials prior to payment of claims on which they are based and, where possible, prior to initiation of a medical audit. This will result in a temporary delay in initiating audits and in payments following audit. Where the review of the echocardiogram reveals substantial evidence of an intentional, material misrepresentation that calls into question the validity of a claim, the Trust will not pay the claim." Finally, the Trust stated that, with respect to Level I and II matrix claims, it did not anticipate the resumption of payments on claims previously approved until May 17, 2004 and that it intended to return to and remain on a monthly payment system as soon as feasible.

          In a joint motion filed in the U.S. District Court for the Eastern District of Pennsylvania on May 4, 2004, the Company, counsel for the plaintiff class in the nationwide settlement and counsel for a number of individual class members moved to stay for 60 days the processing and payment of Level I and Level II matrix claims and certain associated court proceedings. That motion was granted by the court on May 10, 2004. The stay provides the parties with an opportunity to draft and submit to the court a Seventh Amendment to the settlement agreement that would create a new claims processing structure, funding arrangement and payment schedule for these claims. The proposed amendment would require court approval as well as final agreement by the Company.

          If finalized and approved, the proposed Seventh Amendment would include the following key terms:

               o The amendment would create an Alternate Claims Facility to process the Level I and Level II matrix claims;
               o The Company would make some initial payments to facilitate notice to class members and to establish the Alternate Claims Facility. Following approval by the federal court overseeing the settlement and any appellate courts, the Company would make an initial payment of $400 million. The timing of additional payments would be dictated by the rate of review and payment of claims by the Alternate Claims Facility. The Company would ultimately deposit a total of $1,275.0 million into the Alternate Claims Facility;
               o The Alternate Claims Facility would be run by a claims administrator approved by the court. All current matrix Level I and II claimants who pass the Alternate Claims Facility medical review and otherwise satisfy the requirements of the

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                    the settlement would receive a pro rata share of the $1,275.0 million amount, net of expenses.
                    The pro rata amount would vary depending upon the number of claimants, the nature of their claims, their age and other factors. A current matrix Level I or II claimant who chooses not to undergo the Alternate Claims Facility medical review, or who does not qualify for an injury payment after such medical review, would be paid $2,000 by the Alternate Claims Facility;
               o Class members who are currently eligible to file Level I and Level II matrix claims in the future would receive a $2,000 payment out of the assets of the existing settlement Trust;
               o If the participants in the Seventh Amendment later have surgery or other more serious medical conditions on Matrix Levels III-V within a specified period in the future, they would remain eligible to submit claims to the existing settlement Trust and be paid the current matrix amounts if they qualify for such payments under the terms of the settlement agreement. In the event the existing settlement Trust is unable to pay those claims, the Company would guarantee payment;
               o Class members would have the right to opt out of the Seventh Amendment and to remain bound by the terms of the existing national settlement. The Company, however, would have the right to withdraw from the Seventh Amendment if participation by class members is inadequate or for other reasons. All class members who participate in the Seventh Amendment would give up any further opt-out rights.

          There can be no assurance that an agreement between the Company and the other parties will be reached, that the Company will ultimately proceed with the amendment (based upon the level of participation in the amendment or for other reasons), or that the amendment will be approved by the court and upheld on appeal.

          The Trust has indicated that one of the goals of the Integrity Program referenced above is to recoup funds from those entities that caused the Trust to pay illegitimate claims and the Trust has filed two lawsuits to that end. The Trust has filed a suit alleging violations of the Racketeer Influenced and Corrupt Organizations (RICO) Act against a Kansas City cardiologist who attested under oath to the validity of over 2,500 matrix claims. The suit alleges that the cardiologist intentionally engaged in a pattern of racketeering activity to defraud the Trust. The Trust has also filed a lawsuit against a New York cardiologist who attested under oath to the validity of 83 matrix claims, alleging that the cardiologist engaged in, among other things, misrepresentation, fraud, conspiracy to commit fraud, and gross negligence.

          The Trust has filed a number of motions directed at the conduct of the companies that performed the echocardiograms on which many matrix claims are based. In a pair of motions related to the activities of a company known as EchoMotion, the Trust has asked the court to stay payment of claims already audited and found payable in whole or in part if the echocardiogram was performed by EchoMotion and to disqualify all echocardiograms by EchoMotion that have been used to support matrix claims that have not yet been audited. In addition, the Trust has filed a motion seeking discovery of 14

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          specific companies whose echocardiograms support a large number of claims to determine whether their practices violate the settlement. The Trust has also moved to stay and/or disqualify claims brought by claimants represented by certain law firms or attested to by certain physicians. The Company has joined in certain of these motions and has filed its own motions addressing the abuse of the matrix claims process and seeking an emergency stay of claim processing. The federal court overseeing the settlement has set a hearing on the Company's emergency stay motion for May 13, 2004, although it is not known whether that procedure will proceed, in whole or in part, in light of the joint motion of the parties for the 60-day stay described above.

          The Company continues to monitor the progress of the Trust's audit process and its Integrity Program and has brought and will continue to bring to the attention of the Trust and the court overseeing the settlement any additional irregularities that it uncovers in the matrix claim process. Even if substantial progress is made by the Trust, through its Integrity Program or other means, in reducing the number of illegitimate matrix claims, a significant number of the claims which proceed to audit might be interpreted as satisfying the matrix eligibility criteria, notwithstanding the possibility that the claimants may not in fact have serious heart valve disease. If so, not withstanding any agreement to, or approval of, the Seventh Amendment described above, matrix claims found eligible for payment after audit may cause total payments to exceed the $3,750.0 million cap of the settlement fund.

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

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          in a position to elect a Back-End opt out or who may in fact elect to do so, but that number could also be substantial.

          The Company's current understanding is that approximately 76,000 Intermediate opt out forms were submitted by May 3, 2003, the applicable deadline for most class members (other than qualified class members receiving echocardiograms through the Trust after January 3, 2003, who may exercise Intermediate opt out rights within 120 days after the date of their echocardiogram). The number of Back-End opt out forms received as of May 4, 2004 is estimated to be approximately 20,000, although certain additional class members may elect to exercise Back-End opt out rights in the future (under the same procedure as described above) even if the settlement fund is not exhausted. After eliminating forms that are duplicative of other filings, forms that are filed on behalf of individuals who have already either received payments from the Trust or settlements from the Company, and forms that are otherwise invalid on their face, it appears that approximately 77,000 individuals had filed Intermediate or Back-End opt out forms as of May 4, 2004.

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

          In addition to the specific matters discussed herein, the federal court overseeing the national settlement has issued a number of rulings concerning the processing of matrix claims and the rights of, and limitations placed on, class members by the terms of the settlement. Several of those rulings are being challenged on appeal. Certain class members have also filed a number of motions and lawsuits attacking both the binding effect of the settlement and the administration of the Trust, some of which have been decided against class members and are currently on appeal. The Company cannot predict the outcome of any of these motions or lawsuits.

          As of May 4, 2004, approximately 50,000 individuals who had filed Intermediate or Back-End opt out forms had served lawsuits on the Company. The Company expects to challenge vigorously all Intermediate and Back-End opt out claims of questionable validity or medical eligibility and the number of such claims that meet the settlement's opt out criteria will not be known for some time. As a result, the Company cannot predict the ultimate number of purported Intermediate or Back-End opt outs that will

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          satisfy the settlement's opt out requirements, but that number could be substantial. As to those opt outs who are found eligible to pursue a lawsuit, the Company also intends to vigorously defend these cases.

          The Company has resolved the claims of all but a small percentage of the "initial" opt outs (i.e., those individuals who exercised their right to opt out of the settlement class) and continues to work toward resolving the rest. The Company intends vigorously to defend those initial opt out cases that cannot be resolved prior to trial.

          On April 27, 2004, a jury in Beaumont, Texas hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson Cty., TX, returned a verdict in favor of the plaintiffs for $113.353 million in compensatory damages and $900.0 million in punitive damages for the wrongful death of the plaintiffs' decedent, allegedly as a result of PPH caused by her use of PONDIMIN. Judgment has not yet been entered on the jury's verdict. Following the trial court's entry of judgment, the Company will pursue motions for a new trial or for judgment notwithstanding the verdict, including a request for application of Texas' statutory cap on punitive damage awards, which would significantly reduce the amount of the punitive damage award. Plaintiffs have indicated that they believe that the verdict returned by the jury provides a basis for the trial court to deny application of the statutory cap. Should the trial court deny the Company's motions, the Company believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. It would also contest on appeal any refusal by the trial court to apply the statutory cap on punitive damages and believes that it has strong arguments for application of the cap. In the event of an appeal, the Company will be required to post a bond, which, under Texas law, may not exceed $25.0 million. The appeal process is expected to take one to two years at a minimum.

          As of April 30, 2004, the Company was a defendant in approximately 350 lawsuits in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the Company and not the Trust). Approximately 55 of these cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 80 of these cases the Company expects the PPH claims to be voluntarily dismissed by the claimants (although they may continue to pursue other claims). In approximately 40 of these cases the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the claimants meet the definition of PPH under the national settlement. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends vigorously to defend those PPH cases that cannot be resolved prior to trial.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          In 2003, the Company increased its reserves in connection with the REDUX and PONDIMIN diet drug matters by $2,000.0 million, bringing the total of the charges taken to date to $16,600.0 million. The $3,417.9 million reserve at March 31, 2004 represents management's best estimate of the minimum aggregate amount anticipated to cover payments in connection with the Trust, up to its cap, initial opt outs, PPH claims, Intermediate, Back-End or Sixth Amendment opt outs (collectively, the "downstream" opt outs), and the Company's legal fees related to the diet drug litigation. Due to its inability to estimate the ultimate number of valid downstream opt outs, and the merits and value of their claims, as well as the inherent uncertainty surrounding any litigation, the Company is unable to estimate the amount of any additional financial exposure represented by the downstream opt out litigation. However, the amount of financial exposure beyond that which has been recorded could be significant.

          The Company intends to defend itself vigorously in the diet drug litigation and believes it can marshal significant resources and legal defenses to limit its ultimate liability. However, in light of the circumstances discussed above, including the unknown number of valid matrix claims and the unknown number and merits of valid downstream opt outs, and the effect, if any, of the proposed Seventh Amendment referred to above, it is not possible to predict the ultimate liability of the Company in connection with its diet drug legal proceedings. It is therefore not possible to predict whether, and if so when, such proceedings will have a material adverse effect on the Company's financial condition, results of operations and/or cash flows and whether cash flows from operating activities and existing and prospective financing resources will be adequate to fund the Company's operations, pay all liabilities related to the diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations without the disposition of significant strategic core assets and/or reductions in certain cash outflows.


Note 8.   Company Data by Segment
          -----------------------

          The Company has four reportable segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare), Fort Dodge Animal Health (Animal Health) and Corporate. The Company's Pharmaceuticals, Consumer Healthcare and Animal Health reportable segments are strategic business units that offer different products and services. Beginning in the 2003 fourth quarter, the Company changed its reporting structure to include the Animal Health business as a separate reporting segment. The Animal Health business was previously reported within the Pharmaceuticals segment. Prior period information presented herein has been restated to be on a comparable basis. The reportable segments are managed separately because they manufacture, distribute and sell distinct products and provide services that require various technologies and marketing strategies. The Company's Corporate segment is responsible for the treasury, tax and legal operations of the Company's businesses and maintains and/or incurs certain assets, liabilities, income, expense, gains and losses related to the

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          overall management of the Company which are not allocated to the other reportable segments.

                                          Net Revenue              Income before Taxes
                                   -------------------------     -----------------------
                                         Three Months                 Three Months
                                        Ended March 31,              Ended March 31,
          (In thousands)           -------------------------     -----------------------
          Segment                     2004           2003          2004          2003
          -------------------      ----------     ----------     --------     ----------
          Pharmaceuticals(1)       $3,207,586     $2,975,058     $872,113       $917,654
          Consumer Healthcare         588,351        532,004      109,458         80,204
          Animal Health               218,852        181,995       37,694         26,228
          Corporate(2)                    -              -        (75,374)       758,502
                                   ----------     ----------     --------     ----------

          Total(3)                 $4,014,789     $3,689,057     $943,891     $1,782,588
                                   ==========     ==========     ========     ==========

          (1) On March 31, 2004, the Company entered into an agreement with Solvay Pharmaceuticals to co-develop and co-commercialize four neuroscience compounds, most notably, bifeprunox, a late stage compound in Phase 3 development for schizophrenia and other possible uses. Pharmaceuticals income before taxes for the 2004 first quarter included a charge of $145,500 within Research and development expenses in connection with the execution of the agreement.

          (2) Corporate for the 2003 first quarter included a gain of $860,554 relating to the sale of Amgen shares.

          (3) Income before taxes for the 2004 first quarter included gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products amounting to approximately $140,700. The divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company's nutritionals products in France.


Note 9.   Immunex/Amgen Transactions
          --------------------------

          During the first quarter of 2003, the Company completed the sale of 31,235,958 shares of Amgen common stock held by the Company at December 31, 2002. These shares netted proceeds of $1,579.9 million and resulted in a gain of $860.6 million ($558.7 million after-tax or $0.42 per share-diluted).

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004


Item 2.   Results of Operations
          ---------------------

          Overview

          Wyeth is one of the world's largest research-based pharmaceutical and health care products companies and is a leader in the discovery, development, manufacturing and marketing of pharmaceuticals, vaccines, biopharmaceuticals, non-prescription medicines and animal health care. The Company has four reportable segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare), Fort Dodge Animal Health (Animal Health) and Corporate, which are managed separately because they manufacture, distribute and sell distinct products and provide services which require various technologies and marketing strategies. These segments reflect how senior management reviews the business, makes investing and resource allocation decisions, and assesses operating performance.

          Our Pharmaceuticals segment, which provided 80% of our consolidated net revenue for the first quarter of 2004 and 81% in 2003, manufactures, distributes and sells branded human ethical pharmaceuticals, biologicals and nutritionals. Principal products include neuroscience therapies, cardiovascular products, nutritionals, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments, immunological products and women's health care products. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers and other human health care institutions.

          The Consumer Healthcare segment, which provided 15% of our consolidated net revenue for the first quarter of 2004 and 14% in 2003, manufactures, distributes and sells over-the-counter health care products, which include analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and other relief items. These products generally are sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising.

          Our Animal Health segment, which provided 5% of our consolidated net revenue for the first quarter in both 2004 and 2003, manufactures, distributes, and sells animal biological and pharmaceutical products, including vaccines, pharmaceuticals, parasite control and growth implants. These products are sold to wholesalers, retailers, veterinarians and other animal health care institutions.

          The Corporate segment is responsible for the treasury, tax and legal operations of the Company's businesses. It maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company that are not allocated to the other reportable segments.

          All of Wyeth's divisions exhibited strong revenue growth for the first quarter of 2004 compared with the first quarter of 2003. Pharmaceuticals had revenue growth of 8% to

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          $3,207.6 million, Consumer Healthcare rose 11% to $588.3 million and Animal Health had revenue growth of 20% to $218.9 million.

          Pharmaceuticals sales growth was spurred by the strong performance of several key products in the 2004 first quarter:

               o    EFFEXOR (a neuroscience therapy) - up 31% to $775.7 million
               o PROTONIX (a gastroenterology drug) - up 14% to $410.5 million
               o ZOSYN/TAZOCIN (an infectious disease drug) - up 30% to $181.4 million
               o ENBREL (a musculoskeletal therapy) - up 216% (internationally) to $135.0 million
               o    RAPAMUNE (an immunology product) - up 31% to $58.3 million

          Collectively, sales of these products increased 32% for the first quarter of 2004 compared with 2003. Strong sales of these products internationally were led by growth in Europe where sales were up 39% (or 21% excluding exchange rates).

          Other areas of revenue growth for the Pharmaceuticals segment included ZOTON, REFACTO and BENEFIX and alliance revenue from sales of ENBREL, ALTACE and the CYPHER stent. (The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.)

          The revenue growth from these products more than offset the loss of revenue from the decline in sales of PREVNAR and the PREMARIN family of products.

          Both Consumer Healthcare and Animal Health posted strong results in the 2004 first quarter. The increase in Consumer Healthcare sales resulted primarily from global growth in core brands such as CENTRUM, ADVIL, ROBITUSSIN and CALTRATE. Strong sales of its PROHEART 6 vaccine helped boost Animal Health's growth.

          Both Pharmaceuticals and Consumer Healthcare realized gains from product divestitures amounting to approximately $140.7 million (in the aggregate) for the first quarter of 2004, an increase of $137.4 million as compared with gains from product divestitures for the first quarter of 2003.

          In order to continue to succeed, the Company must overcome some significant challenges over the next few years. One of the biggest challenges is to defend the Company in the ongoing diet drug litigation (see Note 7 to the consolidated condensed financial statements). In this regard, we continue to support the appropriate handling of valid claims under the national class action settlement. At the same time, we are committed to vigorously defending the Company and aggressively eliminating fraud and abuse in the settlement.

          In order for us to sustain the growth of our core group of products, we must continue to meet the global demand of our customers. Two of our important core products are

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          PREVNAR and ENBREL, both biopharmaceutical products that are extremely complicated and difficult to manufacture. We continue to seek to improve manufacturing processes and overcome production issues. The Company will continue to experience temporary supply limitations of PREVNAR throughout the first half of 2004 due to strong demand and supply constraints resulting from manufacturing and technical issues. Overall, despite our challenges, supply in 2004 is expected to exceed last year's supply.

          The construction of the Company's Grange Castle facility in Ireland, which remains on schedule to begin production in 2005, is critical to further expand the production of ENBREL and enable this important product to reach even more patients throughout the world.

          In July 2002, the National Institutes of Health (NIH) announced that it was discontinuing a portion of its Women's Health Initiative (WHI) study assessing the value of combination estrogen plus progestin therapy, and in early March 2004, the portion of the study addressing estrogen-only therapy also was discontinued. The Company remains committed to women's health care and stands behind the PREMARIN family of products as the standard of therapy to help women address serious menopausal symptoms. We have continued our efforts to inform physicians and patients of the appropriate role of hormone therapy
          (HT) for the short-term treatment of menopausal symptoms and have introduced new, low-dose versions of PREMARIN and PREMPRO in 2003. Despite these efforts, sales of the PREMARIN family of products declined from approximately $402.7 million for the first quarter of 2003 to $265.9 million for the first quarter of 2004. The launch of low-dose PREMARIN and PREMPRO has helped to moderate the decrease in sales.

          Wyeth's focus is on maximizing the strong growth potential and patent protection of our core group of innovative products that we have introduced in recent years as well as actively pursuing in-licensing opportunities. In this regard, we have recently announced an important alliance with Solvay Pharmaceuticals (Solvay) to co-develop and co-commercialize four neuroscience compounds, most notably, bifeprunox. This alliance is intended to address the challenge of a near-term shortage of significant new product introductions facing the Company.

          The Company's principal strategy for success, notwithstanding these challenges, is based on R&D innovations. The Company intends to leverage its breadth of knowledge and resources across three development platforms to produce first-in-class and best-in-class therapies for significant unmet medical needs around the world.

          Generally, the Company faces the same difficult challenges that all research-based pharmaceutical companies are confronting, including political pressures in countries around the world to reduce prescription drug prices; increasingly stringent regulatory requirements that are raising the cost of drug development and manufacturing; and uncertainties about the outcome of key political issues in the United States regarding drug importation.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          Net Revenue
          -----------

          Worldwide net revenue for the 2004 first quarter increased 9% compared with prior year levels and was due to increases in the Pharmaceuticals, Consumer Healthcare and Animal Health segments. Excluding the impact of foreign exchange, worldwide net revenue increased 4% for the 2004 first quarter.

          The following table sets forth worldwide net revenue results by reportable segment together with the percentage changes from the comparable period in the prior year:

                                          Net Revenue
                                         Three Months
                                        Ended March 31,
          (Dollars in millions)      ---------------------
          Segment                      2004         2003         % Increase
          ---------------------      --------     --------       ----------
          Pharmaceuticals            $3,207.6     $2,975.1             8%
          Consumer Healthcare           588.3        532.0            11%
          Animal Health                 218.9        182.0            20%
                                     --------     --------       ----------
          Total                      $4,014.8     $3,689.1             9%
                                     ========     ========       ==========

          Pharmaceuticals
          ---------------

          Worldwide Pharmaceuticals net revenue increased 8% for the 2004 first quarter. The increase in net revenue was due primarily to higher sales of EFFEXOR XR (global growth and higher volume caused by an increase in prescriptions), PROTONIX (strong prescription volume growth), ENBREL (internationally), ZOSYN/TAZOCIN and RAPAMUNE (each reflecting growth in the U.S. and internationally) and increased alliance revenue offset, in part, by lower sales of the PREMARIN family of products and PREVNAR (supply constraints). Excluding the favorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 3% for the 2004 first quarter.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          The following table sets forth the significant worldwide Pharmaceuticals net revenue by product for the three months ended March 31, 2004 compared with the same period in the prior year:

                                               Three Months
                                              Ended March 31,
                                        ---------------------------
          (In millions)                   2004               2003
          ---------------------         --------           --------
          EFFEXOR                         $775.7             $593.5
          PROTONIX                         410.5              360.0
          PREMARIN family                  265.9              402.7
          Nutritionals                     215.8              202.8
          ZOSYN / TAZOCIN                  181.4              140.1
          PREVNAR                          173.4              228.8
          Oral Contraceptives              142.8              154.3
          ENBREL                           135.0               42.8
          ZOTON                            112.0               72.5
          BENEFIX                           74.5               58.6
          REFACTO                           60.3               52.3
          RAPAMUNE                          58.3               44.7
          ATIVAN                            51.6               55.0
          SYNVISC                           48.2               49.1
          Alliance revenue                 149.4               94.7
          Other                            352.8              423.2
                                        --------           --------
          Total Pharmaceuticals         $3,207.6           $2,975.1
                                        ========           ========

          Consumer Healthcare
          -------------------

          Worldwide Consumer Healthcare net revenue increased 11% for the 2004 first quarter showing continued solid performance in the U.S. and internationally. The results were attributable to a number of factors, including global growth in the division's core CENTRUM, ADVIL, ROBITUSSIN and CALTRATE brands. Excluding the impact of foreign exchange, worldwide Consumer Healthcare net revenue increased 6% for the 2004 first quarter.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          The following table sets forth significant worldwide Consumer Healthcare net revenue by product for the three months ended March 31, 2004 compared with the same period in the prior year:

                                               Three Months
                                              Ended March 31,
                                           ---------------------
          (In millions)                     2004           2003
          -------------------------        ------         ------
          CENTRUM                          $139.1         $119.7
          ADVIL                             114.4          108.9
          ROBITUSSIN                         48.4           36.6
          CALTRATE                           40.0           30.2
          ADVIL COLD & SINUS                 30.2           24.5
          SOLGAR                             29.7           28.5
          CHAPSTICK                          26.3           23.4
          DIMETAPP                           20.1           17.5
          ALAVERT                            17.6           21.0
          Other                             122.5          121.7
                                           ------         ------

          Total Consumer Healthcare        $588.3         $532.0
                                           ======         ======

          Animal Health
          -------------

          Worldwide Animal Health net revenue increased 20% for the 2004 first quarter due primarily to higher sales of companion animal products. PROHEART products, the largest contributor to the companion animal products growth, had sales of $14.4 million and $6.9 million for the period ended March 31, 2004 and 2003, respectively. Excluding the favorable impact of foreign exchange, worldwide Animal Health net revenue increased 13% for the 2004 first quarter.

          The following table sets forth significant worldwide Animal Health net revenue by product category for the three months ended March 31, 2004 compared with the same period in the prior year:

                                             Three Months
                                            Ended March 31,
                                         ---------------------
          (In millions)                   2004           2003
          -------------------------      ------         ------
          Livestock products              $83.7          $72.8
          Companion animal products        63.4           40.8
          Equine products                  47.9           46.8
          Poultry products                 23.9           21.6
                                         ------         ------

          Total Animal Health            $218.9         $182.0
                                         ======         ======

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          The following table sets forth the percentage changes in worldwide net revenue by reportable segment and geographic area compared with the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

                                              % Increase (Decrease)
                                        Three Months Ended March 31, 2004
                                  ---------------------------------------------

                                                       Foreign         Total
                                  Volume     Price     Exchange     Net Revenue
                                  ------     -----     --------     -----------
          Pharmaceuticals
          -------------------
          United States             (11%)       7%           -              (4%)
          International              17%        -           13%             30%
                                    ----       ---          ---             ---
          Total                      (1%)       4%           5%              8%
                                    ====       ===          ===             ===

          Consumer Healthcare
          -------------------
          United States               2%        -            -               2%
          International              12%        1%          13%             26%
                                    ----       ---          ---             ---
          Total                       6%        -            5%             11%
                                    ====       ===          ===             ===

          Animal Health
          -------------------
          United States              10%       11%           -              21%
          International               4%        1%          14%             19%
                                    ----       ---          ---             ---
          Total                       7%        6%           7%             20%
                                    ====       ===          ===             ===

          Total
          -------------------
          United States              (8%)       6%           -              (2%)
          International              16%        -           13%             29%
                                    ----       ---          ---             ---
          Total                       -         4%           5%              9%
                                    ====       ===          ===             ===

          Operating Expenses
          ------------------

          Cost of goods sold, as a percentage of Net revenue, increased to 27.3% for the 2004 first quarter compared with 25.2% for the 2003 first quarter due primarily to higher manufacturing costs and a less profitable product mix caused by lower sales of higher margin products, including the PREMARIN family of products and PREVNAR, and higher sales of lower margin products such as PROTONIX, ZOSYN/TAZOCIN and ENBREL (internationally) offset, in part, by higher sales of higher margin EFFEXOR XR and increased alliance revenue.

          Selling, general and administrative expenses, as a percentage of Net revenue, decreased to 33.7% for the 2004 first quarter compared with 35.0% for the 2003 first quarter as a result of lower marketing expenses in the Pharmaceuticals segment and lower general expenses associated with decreased pension and other employee benefit costs. These

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          decreases were offset, in part, by higher selling expenses related to an expansion in the Pharmaceuticals contract sales force.

          Research and development expenses increased 37% for the 2004 first quarter primarily due to an upfront payment of $145.5 million made in connection with an agreement entered into between the Company and Solvay to co-develop and co-commercialize four neuroscience compounds, most notably, bifeprunox. The increase in research and development expenses was also due to higher clinical grant spending in the Pharmaceuticals segment and higher spending for projects related to Animal Health combination products and line extensions offset, in part, by lower other research operating expenses (including lower chemical and material costs).


          Interest Expense and Other Income
          ---------------------------------

          Interest expense, net for the three months ended March 31, 2004 and 2003 consisted of the following:

                                              Three Months
                                             Ended March 31,
                                            -----------------
          (In millions)                      2004        2003
          ----------------------------      -----       -----
          Interest expense                  $70.8       $71.1
          Interest income                   (23.4)      (19.5)
          Less: amount capitalized for
            capital projects                (20.5)      (24.6)
                                            -----       -----

          Total interest expense, net       $26.9       $27.0
                                            =====       =====

          Interest expense, net was flat for the 2004 first quarter due primarily to higher interest income earned on the proceeds received from the Company's December 2003 debt offering offset by lower capitalized interest. Weighted average debt outstanding during the 2004 first quarter was $8,695.0 million compared with prior year levels of $7,152.6 million. The impact of higher debt outstanding was offset by lower interest rates. The lower capitalized interest resulted from lower interest rates used for capitalization purposes applied against the spending for long-term capital projects in process. These projects include the new Grange Castle facility in Ireland, as well as the expansion of an existing manufacturing facility in Ireland.

          Other income, net increased $120.2 million for the 2004 first quarter as a result of gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products amounting to approximately $140.7 million. The divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company's nutritionals products in France.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          Income Before Taxes
          -------------------

          The following table sets forth worldwide income before taxes by reportable segment together with the percentage changes from the comparable period in the prior year:

                                            Income Before Taxes
                                    -----------------------------------
                                               Three Months
                                              Ended March 31,
                                    -----------------------------------
          (Dollars in millions)                             % Increase/
          Segment                    2004        2003        (Decrease)
          ---------------------     ------     --------     -----------
          Pharmaceuticals(1)        $872.1       $917.7             (5%)
          Consumer Healthcare        109.5         80.2             37%
          Animal Health               37.7         26.2             44%
          Corporate(2)               (75.4)       758.5              -
                                    ------     --------     -----------

          Total(3)                  $943.9     $1,782.6            (47%)
                                    ======     ========     ===========


          (1) Pharmaceuticals for the 2004 first quarter included a charge of $145.5 within Research and development expenses related to an upfront payment to Solvay in connection with the co-development and co-commercialization of four neuroscience compounds. Excluding the upfront payment from the 2004 first quarter results, but including Pharmaceuticals product divestiture gains discussed in footnote 3 below, Pharmaceuticals income before taxes increased 11%.

          (2) Corporate for the 2003 first quarter included a gain of $860.6 relating to the sale of Amgen shares. Excluding the gain on the sale of Amgen shares from the 2003 first quarter results, Corporate expenses decreased 26%.

          (3) Income before taxes for the 2004 first quarter included gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products amounting to approximately $140.7. The divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company's nutritionals products in France.

          Worldwide Pharmaceuticals income before taxes decreased 5% for the 2004 first quarter while Pharmaceuticals net revenue increased 8% for the 2004 first quarter. This difference is primarily attributable to higher research and development expenses related to the upfront payment to Solvay and lower gross profit margins earned on Pharmaceuticals net revenue offset, in part, by higher other income, net related to product divestiture gains.

          Worldwide Consumer Healthcare income before taxes increased 37% for the 2004 first quarter while Consumer Healthcare net sales increased 11%. This difference between the growth of income before taxes and sales growth is primarily attributable to higher other income related to product divestiture gains offset, in part, by lower gross profit margins earned on worldwide sales of Consumer Healthcare products and higher selling and general expenses.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          Worldwide Animal Health income before taxes for the 2004 first quarter increased 44%. The increase in the 2004 first quarter results was primarily due to higher net revenue and increased gross profit margin earned on worldwide sales of Animal Health products.

          Corporate expenses for the 2004 first quarter were $75.4 million compared with income before taxes attributed to the Corporate segment for the 2003 first quarter of $758.5 million. Corporate income before taxes for the 2003 first quarter included a gain of $860.6 million from the sale of the Company's Amgen shares. Excluding this gain, Corporate expenses would have decreased 26% for the 2004 first quarter. The decrease was due primarily to lower general and administrative expenses related to decreased pension and employee benefit costs.

          Excluding the impact of the certain significant items discussed below, the effective tax rate remained flat at 22.5% for the 2004 first quarter compared with 22.0% for the 2003 first quarter. The 2004 first quarter rate was calculated assuming the benefit of certain research and development tax credits. Since such credits expire in June 2004 and have yet to be renewed, only one-half of the annualized benefit was included in the effective tax rate calculation for the first quarter.


          Consolidated Net Income and Diluted Earnings Per Share Results
          --------------------------------------------------------------

          As Reported

          Net income and diluted earnings per share for the 2004 first quarter were $749.7 million and $0.56, respectively, compared with net income and diluted earnings per share of $1,277.9 million and $0.96 in the prior year, decreases of 41% and 42%, respectively.

          Before Certain Significant Items

          Net income before certain significant items and diluted earnings per share before certain significant items exclude from net income and diluted earnings per share, respectively, the 2004 first quarter upfront payment to Solvay and the 2003 first quarter gains related to the Company's liquidation of Amgen shares received in connection with Amgen's acquisition of Immunex.

          The Company's management uses both generally accepted accounting principles (GAAP) and non-GAAP measures to manage and evaluate the Company's performance and believes it is appropriate to disclose these non-GAAP measures to assist investors with analyzing business performance and trends. However, these measures should not be considered in isolation or as a substitute for the results of operations and diluted earnings per share prepared in accordance with GAAP. The Amgen gain and previous gains related to the Immunex/Amgen common stock transactions have been excluded due to the fact that the Company had not previously nor does it currently hold a position for investment purposes in an entity that, if acquired by another entity, would impact the Company's financial

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          position or results of operations to the significant extent of the Immunex/Amgen common stock transactions. Additionally, the significant upfront payment related to the co-development and co-commercialization of the four neuroscience compounds being developed with Solvay was immediately expensed and included in Research and development expenses. Excluding the payment from the Company's results provides a better view of its operations for this accounting period.

          Net income before certain significant items and diluted earnings per share before certain significant items for the 2004 first quarter were $844.3 million and $0.63, respectively, compared with $719.2 million and $0.54 for the 2003 first quarter. The increases were principally due to higher net revenue and other income offset, in part, by higher costs of goods sold, as a percentage of net revenue, higher research and development spending and higher selling, general and administrative expenses.

          A reconciliation of reported net income and diluted earnings per share as reported under GAAP to net income and diluted earnings per share before certain significant items is presented in the following table:

                                                                    Net Income                 Diluted EPS
                                                              ----------------------      ----------------------
          (In millions except per share amounts)              3/31/2004    3/31/2003      3/31/2004    3/31/2003
          -----------------------------------------------     ---------    ---------      ---------    ---------

          As reported                                            $749.7     $1,277.9          $0.56        $0.96

          Gain on sale of Amgen shares(1)                           -         (558.7)           -          (0.42)

          Co-development / co-commercialization charge(2)          94.6          -             0.07          -
                                                              ---------    ---------      ---------    ---------

          As adjusted, before certain significant items          $844.3       $719.2          $0.63        $0.54
                                                              =========    =========      =========    =========


          (1) The 2003 first quarter included a gain of $860.6 ($558.7 after-tax or $0.42 per share-diluted) related to the sale of 31,235,958 shares of the Company's Amgen common stock holdings.

          (2) The 2004 first quarter included a charge of $145.5 ($94.6 after-tax or $0.07 per share-diluted) within Research and development expenses related to an upfront payment to Solvay.

          Gains from products divestitures are not considered certain significant items because they constitute an integral part of the Company's analysis of divisional performance. However, they are important to understanding changes in our reported net income. Excluding the certain significant items and the gains from product divestitures described above, net income and diluted earnings per share were $751.8 million and $0.56 for the 2004 first quarter as compared with $717.1 million and $0.54 in the 2003 first quarter.


          Liquidity, Financial Condition and Capital Resources
          ----------------------------------------------------

          Cash flows provided by operating activities totaling $501.6 million during the 2004 first quarter were generated primarily by earnings of $749.7 million. Driving the cash

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          outflows were payments of $310.3 million for trade accounts payable and items included in accrued expenses and payments of $98.6 million relating to the diet drug litigation (see Note 7 to the consolidated condensed financial statements).

          The Company used $291.6 million of cash during the 2004 first quarter for investments in property, plant and equipment and $200.5 million of cash for purchases of marketable securities. In addition, the Company received investment proceeds through the sales and maturities of marketable securities of $182.8 million and the sales of assets totaling $228.8 million. The capital expenditures made during the 2004 first quarter were consistent with the Company's commitment to expand existing manufacturing and research and development facilities worldwide, and build new biotechnology facilities.

          The Company's financing activities included repayments of debt totaling $1,505.0 million and dividend payments of $306.6 million.

          At March 31, 2004, the Company had outstanding $8,271.0 million in total debt, which consisted of notes payable and other debt. Maturities of the Company's obligations as of March 31, 2004 are set forth below.

                                        Less than                                   Over
          (In millions)        Total       1 year    1-3 years    4-5 years      5 years
          -------------     --------    ---------    ---------    ---------     --------

          Total debt        $8,271.0       $335.6       $320.2        $17.6     $7,597.6

          The following represents the Company's credit ratings as of March 31, 2004 and as of May 7, 2004:

                                          Moody's                 S&P               Fitch
                                 ----------------    ----------------    ----------------
          Short-term debt                     P-2                 A-1                 F-2
          Long-term debt                     Baa1                   A                  A-
          Outlook                        Negative            Negative            Negative
          Last rating update     December 4, 2003    December 8, 2003    December 4, 2003

          In light of the circumstances discussed in Note 7 to the consolidated condensed financial statements, including the unknown number of valid matrix claims and the unknown number and merits of valid downstream opt outs, it is not possible to predict the ultimate liability of the Company in connection with its diet drug legal proceedings. It is therefore not possible to predict whether, and if so when, such proceedings will have a material adverse effect on the Company's financial condition, results of operations and/or cash flows and whether cash flows from operating activities and existing and prospective financing resources will be adequate to fund the Company's operations, pay all liabilities related to the diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations without the disposition of significant strategic core assets and/or reductions in certain cash outflows.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          Certain Factors that May Affect Future Results
          ----------------------------------------------

          Prempro / Premarin - HT Studies

          In July 2002, the HT subset of the WHI study, involving women who received a combination of conjugated estrogens and medroxyprogesterone acetate (PREMPRO), was stopped early (after the patients were followed in the study for an average of 5.2 years) because, according to the predefined stopping rule, certain increased risks exceeded the specified long-term benefits. Additional analyses of data from the HT subset of the WHI study were released during 2003, and further analyses of WHI data may be released in the future.

          In early March 2004, the NIH announced preliminary findings from the estrogen-only arm of the WHI study and that it had decided to stop the study. NIH concluded that estrogen alone does not appear to affect (either increase or decrease) coronary heart disease and did not increase the risk of breast cancer. In addition, NIH found an association with a decrease in the risk of hip fracture and an increased risk of stroke similar to the increase seen in the HT subset of the WHI study. NIH also stated that analysis of preliminary data from the separate Women's Health Initiative Memory Study (WHIMS) showed a trend toward increased risk of probable dementia and/or mild cognitive impairment in women age 65 and older. The Company has not had the opportunity to review final study data in order to analyze these preliminary findings.

          Sales of PREMPRO and other PREMARIN family products have been and will continue to be adversely affected by the WHI results. Based on the most recent available market data, average weekly prescriptions written for PREMPRO and PREMARIN decreased approximately 77% and 52%, respectively, compared with the average weekly prescriptions written during the eight-week period preceding the 2002 termination of the study subset.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          Set forth below are individual product operating results for PREMPRO/PREMPHASE and PREMARIN for the three months ended March 31, 2004 and 2003:

                             Prempro/Premphase
                            -------------------
                               Three Months
                              Ended March 31,
                            -------------------
          (In millions)      2004         2003
          -------------     ------       ------
          Net revenue        $57.3       $142.9
          Gross profit        43.7        123.5


                                 Premarin
                            -------------------
                               Three Months
                              Ended March 31,
                            -------------------
          (In millions)      2004         2003
          -------------     ------       ------
          Net revenue       $208.6       $259.8
          Gross profit       178.3        233.2

          Competition

          The Company operates in the highly competitive pharmaceutical and consumer health care industries. PREMARIN, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products PREMPRO and PREMPHASE (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate) are the leaders in their categories and contribute significantly to net revenue and results of operations. PREMARIN's natural composition is not subject to patent protection (although PREMPRO has patent protection). PREMARIN, PREMPRO and PREMPHASE are indicated for the treatment of certain menopausal symptoms. They also are approved for the prevention of osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Their use for that purpose in women without symptoms should be limited to cases where non-hormonal treatments have been seriously considered and rejected. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. New products containing different estrogens and/or different progestins than those found in PREMPRO and PREMPHASE, utilizing various forms of delivery and having many forms of the same indications, also have been introduced. Some companies have also attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the FDA announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          differences between the active ingredient of these products and PREMARIN. Althoughthe FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. One other company has announced that it has applied for FDA approval of a generic version of PREMARIN derived from the same natural source. Following a bench trial in November 2002, a federal court found, in an order issued on October 2, 2003, that the company which had developed the estrogens to be used in this product, Natural Biologics, Inc., had misappropriated certain of the Company's trade secrets relating to the manufacture of PREMARIN. The court has entered a permanent injunction that, inter alia, bars Natural Biologics, Inc. from using the misappropriated trade secrets and from engaging in the research, development, production or manufacture of estrogens from urine. Wyeth v. Natural Biologics, Inc., et al., No. 98-2469 (JNE/JGL), U.S.D.C., D. Minn. Natural Biologics, Inc. has filed an appeal from the court's injunction. The Company cannot predict the timing or outcome of the appeal or of any other effort by any other company along these lines.


          Product Supply

          Market demand for ENBREL is strong; however, the sales growth had been constrained by limits on the existing source of supply. In December 2002, the retrofitted Rhode Island facility owned by Amgen was completed and manufacturing production was approved by the FDA. Consequently, manufacturing capacity for ENBREL significantly increased in 2003. Market demand has continued to grow and additional manufacturing supply is projected to be required. In April 2002, Immunex (prior to being acquired by Amgen) announced it entered into a manufacturing agreement with Genentech, Inc. to produce ENBREL beginning in 2004, subject to FDA approval. However, although production is still expected in 2004 under this arrangement, certain milestones under the manufacturing agreement, including obtaining FDA approval for the manufacturing process, have not been met in the pre-approved timeframe. The current plan for the longer term includes an additional manufacturing facility, which is being constructed by the Company in Ireland and expansion of the Rhode Island facility, both of which are expected to be completed during 2005.

          Worldwide demand for PREVNAR continues to grow. The manufacturing-related constraints that led to backorders throughout 2002 were resolved early in 2003. By April 2003, demand in the United States and other markets where PREVNAR was available was met, and this continued through October 2003. More than 20 million doses of PREVNAR were produced in 2003. However, primarily as a result of a late 2003 shutdown of the filling lines at the Company's Pearl River, New York facility as well as other manufacturing and testing issues, product availability continues to be impacted in all markets. As a result of delays in product availability, the Centers for Disease Control and Prevention and the European Agency for the Evaluation of Medicinal Products have

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          issued interim dosing recommendations to reduce usage during the supply-constrained period. Capacity should be enhanced overall in 2004 due to internal improvements and third-party filling capacity, which has recently received FDA approval. Although production issues are not yet fully resolved, the Company believes 2004 production will exceed the 2003 level.


          Supply Chain

          Management continually reviews the Company's supply chain structure with respect to utilization of production capacities as well as manufacturing efficiencies. Changes in product demand periodically create capacity imbalances within the manufacturing network. When such imbalances result in overcapacity, which management considers to be other than temporary, the network is restructured to gain optimal efficiency and to reduce production costs. As a result, additional restructuring charges may occur in future periods.


          Litigation and Contingent Liabilities

          The Company is involved in various legal proceedings, including product liability and environmental matters that arise from time to time in the ordinary course of business, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and this Quarterly Report on Form 10-Q. These include allegations of injuries caused by drugs, vaccines and over-the-counter products, including PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen"), REDUX, the prior formulation of DIMETAPP, the prior formulation of ROBITUSSIN, PREMPRO and PREMARIN, among others. In addition, the Company has responsibility for environmental, safety and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund.

          The estimated costs that the Company expects to pay are accrued when the liability is considered probable and the amount can be reasonably estimated (see Note 7 to the consolidated condensed financial statements for a discussion of the costs associated with the REDUX and PONDIMIN diet drug litigation). In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. As investigations and cleanups proceed, environmental-related liabilities are reviewed and adjusted as additional information becomes available. Prior to November 2003, the Company was self-insured for product liability risks with excess coverage on a claims-made basis from various insurance carriers in excess of the self-insured amounts and subject to certain policy limits. Effective November 2003, the Company became completely self-insured for product liability risks. It is not possible to predict whether any potential liability that might exceed amounts already accrued will have a material

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          adverse effect on the Company's
          financial condition, results of operations and/or cash flows. This is discussed in greater detail in Note 7 to the consolidated condensed financial statements.


          Cautionary Statements Regarding Forward-Looking Information
          -----------------------------------------------------------

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Forward-looking statements may appear in periodic reports filed with the Securities and Exchange Commission (including the Company's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q), in press releases, in the Company's Annual Report to Stockholders and other reports to stockholders, and in other communications made by the Company. These forward-looking statements can be identified by their use of words such as "anticipates," "expects," "is confident," "plans," "could," "will," "believes," "estimates," "forecasts," "projects" and other words of similar meaning. These forward-looking statements address various matters including:

               o our anticipated results of operations, liquidity position, financial condition and capital resources;
               o the benefits that we expect will result from our business activities and certain transactions we announced or completed, such as increased revenues, decreased expenses, and avoided expenses and expenditures;
               o statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts;
               o the timing and successfulness of research and development activities;
               o    trade buying patterns;
               o    the impact of competitive or generic products;
               o economic conditions, including interest rate and foreign currency exchange rate fluctuation;
               o    changes in generally accepted accounting principles;
               o any changes in political or economic conditions due to the threat of terrorist activity worldwide and related U.S. military action internationally;
               o costs related to product liability, patent protection, government investigations and other legal proceedings;
               o our ability to protect our intellectual property, including patents;
               o the impact of legislation or regulation affecting pricing, reimbursement or access, both in the United States and internationally;
               o    impact of managed care or health care cost-containment;
               o governmental laws and regulations affecting our U.S. and international businesses, including tax obligations;
               o    environmental liabilities;
               o the accuracy of our estimates and assumptions utilized in our critical accounting policies;

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

               o the future impact of presently known trends, including those with respect to product performance and competition;
               o    future demand for our products;
               o    change in product mix;
               o anticipated developments relating to sales of PREMPRO/PREMARIN family of products and ENBREL and PREVNAR product supply;
               o    anticipated amounts of future contractual obligations; and
               o expectations regarding the impact of potential litigation including litigation, inter alia, relating to PREMPRO, PREMARIN, the prior formulation of ROBITUSSIN and the prior formulation of DIMETAPP; the nationwide class action settlement relating to REDUX and PONDIMIN; and additional litigation charges related to REDUX and PONDIMIN, including those for opt outs from the national settlement.

          All forward-looking statements address matters involving numerous assumptions, risks and uncertainties, which may cause actual results to differ materially from those expressed or implied by us in those statements. Accordingly, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Additionally, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise. As permitted by the Private Securities Litigation Reform Act of 1995, the Company is hereby filing the following cautionary statements identifying important factors, which among others, could cause the Company's actual results to differ materially from expected and historical results:

          Economic factors over which we have no control such as changes in business and economic conditions, including, but not limited to, inflation and fluctuations in interest rates, foreign currency exchange rates and market value of our equity investments and any impacts of war or terrorist acts;

          Interruptions of computer and communication systems including computer viruses, that could impair the Company's ability to conduct business and communicate internally with its customers;

          Increasing pricing pressures, both in and outside the United States, resulting from continued consolidation among health care providers, rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations relating to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general;

          Competitive factors, such as (i) new products developed by our competitors that have lower prices or superior performance features or that are otherwise competitive with our current products; (ii) technological advances and patents attained by our competitors; (iii)

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004


          changes in promotional regulations or practices; (iv) development of alternative therapies; (v) potential generic competition for PREMARIN and for other health care products as such products mature and patents or marketing exclusivity expire on such products; (vi) problems with licensors, suppliers and distributors; (vii) business combinations among our competitors and major customers; and (viii) ability to attract and retain management and other key employees;

          Government laws and regulations affecting U.S. and international operations, including (i) trade, monetary and fiscal policies and taxes; (ii) price controls, or reimbursement or access policies; (iii) drug importation legislation; (iv) changes in governments and legal systems; and (v) regulatory approval processes affecting approvals of products and licensing, including, without limitation, uncertainties of the FDA approval process that may delay or prevent the approval of new products and result in lost market opportunity;

          Difficulties and delays inherent in pharmaceutical research, product development, manufacturing and commercialization, such as, (i) failure of new product candidates to reach market due to efficacy or safety concerns, inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) the inability to identify viable new chemical compounds; (iii) difficulties in successfully completing clinical trials; (iv) difficulties in manufacturing complex products, particularly biological products, on a commercial scale; (v) difficulty in gaining and maintaining market acceptance of approved products; (vi) seizure or recall of products;
          (vii) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (viii) failure to comply with current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; and (ix) other manufacturing or distribution problems;

          Difficulties or delays in product manufacturing or marketing, including but not limited to, the inability to build up production capacity commensurate with demand, the inability of our suppliers to provide raw material, or the failure to predict market demand for or to gain market acceptance of approved products;

          Unexpected safety or efficacy concerns arising with respect to marketed products, whether or not scientifically justified, leading to product recalls, withdrawals, regulatory action on the part of the FDA (or foreign counterparts) or declining sales;

          Growth in costs and expenses, changes in product mix, and the impact of any acquisitions or divestitures, restructuring and other unusual items that could result from evolving business strategies, evaluation of asset realization and organizational restructuring;

          Legal difficulties, any of which can preclude or delay commercialization of products or adversely affect profitability, such as (i) product liability litigation related to our products including, without limitation, litigation associated with the prior formulation of DIMETAPP, the prior formulation of ROBITUSSIN, PREMPRO, PREMARIN, and

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                        Three Months Ended March 31, 2004

          our former diet drug products, REDUX and PONDIMIN; (ii) claims asserting violations of antitrust, securities, or other laws; (iii) tax matters; (iv) intellectual property disputes or changes in intellectual property legal protections and remedies; (v) environmental matters, including obligations under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund; and (vi) complying with the consent decree with the FDA;

          Fluctuations in buying patterns of major distributors, retail chains and other trade buyers which may result from seasonality, pricing, wholesaler buying decisions or other factors; and

          Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Emerging Issues Task Force, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants, which may require adjustments to our financial statements.

          This list should not be considered an exhaustive statement of all potential risks and uncertainties.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

          The market risk disclosures appearing on page 70 of the Company's 2003 Annual Report as incorporated by reference in the Form 10-K have not materially changed from December 31, 2003. At March 31, 2004, the fair values of the Company's financial instruments were as follows:

                                                   Carrying         Fair
                                     Notional/       Value          Value
          (In millions)               Contract     ------------------------
          Description                   Amount       Assets (Liabilities)
          ---------------------      ---------     ------------------------
          Forward contracts (1)       $1,396.8        $(2.1)          $(2.1)
          Option contracts (1)         1,196.1        (27.8)          (27.8)
          Interest rate swaps          5,300.0        292.8           292.8
          Outstanding debt (2)         7,978.3     (8,271.0)       (8,676.2)

          (1) If the value of the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net payable on the forward and option contracts would decrease or increase by approximately $143.0.

          (2) If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $581.2.

          The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of forward contracts and interest rate swaps reflects the present value of the future potential gain or (loss) if settlement were to take place on March 31, 2004; the fair value of option contracts reflects the present value of future cash flows if the contracts were settled on March 31, 2004; and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of March 31, 2004.


Item 4.   Controls and Procedures
          -----------------------

          As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are reasonably effective in design and practice to alert them, in a timely manner, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. During the 2004 first quarter, there were no significant changes in the Company's internal control over financial reporting or in other factors that could materially affect the Company's internal control over financial reporting, nor were any corrective actions required to be taken by the Company with regard to significant deficiencies or material weaknesses in internal control over financial reporting.

                           Part II - Other Information
                           ---------------------------

Item 1.   Legal Proceedings
          -----------------

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

          The REDUX and PONDIMIN diet drug litigation is discussed in greater detail in Note 7 to the consolidated condensed financial statements, under the caption "Contingencies and Commitments."

          Through March 31, 2004, payments into the REDUX and PONDIMIN national settlement funds, individual settlement payments, legal fees and other costs totaling $13,182.1 million were paid and applied against the litigation accrual. At March 31, 2004, $3,417.9 million of the litigation accrual remained.

          In a joint motion filed in the U.S. District Court for the Eastern District of Pennsylvania on May 4, 2004, the Company, counsel for the plaintiff class in the nationwide settlement and counsel for a number of individual class members moved to stay for 60 days the processing and payment of Level I and Level II matrix claims and certain associated court proceedings. That motion was granted by the court on May 10, 2004. The stay provides the parties with an opportunity to draft and submit to the court a Seventh Amendment to the settlement agreement that would create a new claims processing structure, funding arrangement and payment schedule for these claims. The proposed amendment would require court approval as well as final agreement by the Company.

          If finalized and approved, the proposed Seventh Amendment would include the following key terms:

               o The amendment would create an Alternate Claims Facility to process the Level I and Level II matrix claims;
               o The Company would make some initial payments to facilitate notice to class members and to establish the Alternate Claims Facility. Following approval by the federal court overseeing the settlement and any appellate courts, the Company would make an initial payment of $400 million. The timing of additional payments would be dictated by the rate of review and payment of claims by the Alternate Claims Facility. The Company would ultimately deposit a total of $1,275.0 million into the Alternate Claims Facility;
               o The Alternate Claims Facility would be run by a claims administrator approved by the court. All current matrix Level I and II claimants who pass the Alternate Claims Facility medical review and otherwise satisfy the requirements of the settlement would receive a pro rata share of the $1,275.0 million amount, net of expenses.
                    The pro rata amount would vary depending upon the number of claimants, the nature of their claims, their age and other factors. A current matrix Level I or II claimant who chooses not to undergo the Alternate

                    Claims Facility medical review, or who does not qualify for an injury payment after such medical review, would be paid $2,000 by the Alternate Claims Facility;
               o Class members who are currently eligible to file Level I and Level II matrix claims in the future would receive a $2,000 payment out of the assets of the existing settlement Trust;
               o If the participants in the Seventh Amendment later have surgery or other more serious medical conditions on matrix Levels III-V within a specified period in the future, they would remain eligible to submit claims to the existing settlement Trust and be paid the current matrix amounts if they qualify for such payments under the terms of the settlement agreement. In the event the existing settlement Trust is unable to pay those claims, the Company would guarantee payment;
               o Class members would have the right to opt out of the Seventh Amendment and to remain bound by the terms of the existing national settlement. The Company, however, would have the right to withdraw from the Seventh Amendment if participation by class members is inadequate or for other reasons. All class members who participate in the Seventh Amendment would give up any further opt-out rights.

          There can be no assurance that an agreement between the Company and the other parties will be reached, that the Company will ultimately proceed with the amendment (based upon the level of participation in the amendment or for other reasons), or that the amendment will be approved by the court and upheld on appeal.

          On April 27, 2004, a jury in Beaumont, Texas hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson Cty., TX, returned a verdict in favor of the plaintiffs for $113.353 million in compensatory damages and $900.0 million in punitive damages for the wrongful death of the plaintiffs' decedent, allegedly as a result of PPH caused by her use of PONDIMIN. Judgment has not yet been entered on the jury's verdict. Following the trial court's entry of judgment, the Company will pursue motions for a new trial or for judgment notwithstanding the verdict, including a request for application of Texas' statutory cap on punitive damage awards, which would significantly reduce the amount of the punitive damage award. Plaintiffs have indicated that they believe that the verdict returned by the jury provides a basis for the trial court to deny application of the statutory cap. Should the trial court deny the Company's motions, the Company believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. It would also contest on appeal any refusal by the trial court to apply the statutory cap on punitive damages and believes that it has strong arguments for application of the cap. In the event of an appeal, the Company will be required to post a bond, which, under Texas law, may not exceed $25.0 million. The appeal process is expected to take one to two years at a minimum.

          As of April 30, 2004, the Company was a defendant in approximately 350 lawsuits in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the Company and not the Trust). Approximately 55 of these cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 80 of these cases the Company expects the PPH claims to be voluntarily dismissed by the claimants (although they may continue to pursue other claims). In approximately 40 of these cases the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the claimants meet the definition of PPH under the national settlement. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends vigorously to defend those PPH cases that cannot be resolved prior to trial.

          In the litigation involving PREMARIN and PREMPRO, the Company's estrogen and estrogen/progestin therapies, respectively, an additional putative class action lawsuit has been filed. The putative class representative in Gorner, et al. v. Wyeth, No. 518618, 19th Dist., Parish of E. Baton Rouge, La., is seeking to represent a class of Louisiana women who purchased and ingested PREMPRO for at least five years and subsequently developed lobular or ductal breast cancer or ovarian cancer as a result. Compensatory and punitive damages are being sought. The Company is currently defending approximately 345 individual actions and approximately 55 multi-plaintiff actions in various courts for personal injuries allegedly arising out of the use of PREMARIN or PREMPRO, including breast cancer, stroke and heart disease. Together, these cases assert claims on behalf of approximately 855 women allegedly injured by PREMPRO or PREMARIN.

          In the litigation involving the Company's cough/cold products that contained the ingredient phenylpropanolamine (PPA), the Company is currently a named defendant in approximately 810 lawsuits (on behalf of a total of approximately 1,550 plaintiffs). Eighteen PPA cases involving the Company are currently scheduled for trial during 2004.

          In the litigation alleging that the cumulative effect of thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism in children, the Company has been served with approximately 360 lawsuits. Thirty-six former Vaccine Court claimants are currently proceeding in civil actions against the Company, having either elected to discontinue proceeding in the Omnibus Autism Proceeding following expiration of the 240-day period or having elected to reject an earlier judgment by the Vaccine Court. Approximately 282 other claimants have proceeded in Vaccine Court for over 240 days and are potentially eligible to withdraw from Vaccine Court, but have not yet done so.

          In the litigation involving allegations that the Company and other pharmaceutical companies engaged in fraud relating to the alleged manipulation of the Average Wholesale Price (AWP) of their drugs, two previously-reported cases have been voluntarily dismissed. Turner, et al. v. Wyeth, et al., No. C02-5006BZ, U.S.D.C., N.D. Cal., and Thompson v. Abbott Laboratories, Inc., et al., No. C-02-4450-B2, U.S.D.C.,

          N.D. Cal., were putative class actions on behalf of California patients and third-party payers who allegedly had been injured by the defendants' alleged manipulation of the AWPs for their pharmaceutical products. These cases sought equitable and injunctive relief, including restitution under California's unfair and deceptive practices statute.

          In the litigation brought on behalf of direct and indirect purchasers of K-Dur 20, in which the plaintiffs allege that the Company's settlement of certain patent infringement litigation with Schering-Plough Corporation unlawfully delayed the market entry of generic competition for K-Dur 20, the Company recently entered into an agreement to settle the putative class action brought on behalf of direct purchasers of K-Dur 20. The settlement, pursuant to which the Company makes no admission of wrongdoing or liability, will not become final until approved by the federal district court overseeing the Multi-District Litigation (MDL). In re K-Dur Antitrust Litigation,
          MDL 1419, U.S.D.C., D.N.J. In addition, the MDL court recently entered an order providing for the remand of certain actions that were originally filed in various state courts. Pursuant to this order, several state-filed actions that were being coordinated as part of the MDL proceedings will be remanded to the state courts in which they were originally filed.

          In September 2003, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court's holding of liability that the University of Colorado employees are the sole inventors of the MATERNA formulation patent and the awards of $55.7 million in compensatory damages, together with $1.0 million in exemplary damages and post-judgment interest. The Company's petition for a rehearing en banc was denied. University of Colorado et al. v. American Cyanamid Company, No. 93-K-1657, U.S.D.C., D.Col. The Company paid the outstanding judgment and the accrued post-judgment interest in the amount of $58.13 million in January 2004. On April 19, 2004, the Company's petition to the U.S. Supreme Court seeking a writ of certiorari was denied, thereby concluding this action.

          In September 2002, Israel Bio-Engineering Project (IBEP) filed an action against Amgen, Immunex, the Company and one of the Company's subsidiaries (Docket No. C02-6880 ER, D.Ca.) alleging infringement of U.S. Patent 5,981,701, by the manufacture, offer for sale, distribution and sale of ENBREL. IBEP is not the assignee of record of this patent, but is alleging ownership. IBEP seeks an accounting of damages and of any royalties or license fees paid to a third party and seeks to have the damages trebled on account of alleged willful infringement. IBEP also seeks to require the defendants to take a compulsory non-exclusive license. Under its agreement with Amgen for the promotion of ENBREL, the Company has an obligation to pay a portion of the patent litigation expenses related to ENBREL in the U.S. and Canada as well as a portion of any damages or other monetary relief awarded in such patent litigation. Yeda Research and Development Co., Ltd., the assignee of record of the patent, intervened in the case and filed a summary judgment motion seeking a ruling that it is the owner of the patent. On February 18, 2004, the court granted summary judgment in favor of the defendants that IBEP does not own the `701 Patent, which IBEP has appealed to the U.S. Court of Appeals for the Federal Circuit.

          In April 2004, the Company received notification from Teva Pharmaceuticals USA and from Sandoz, Inc. that Abbreviated New Drug Applications had been filed with the FDA seeking approval to market generic pantoprazole sodium 20 mg and 40 mg delayed release tablets. Pantoprazole sodium is the active ingredient used in PROTONIX. The Orange Book lists two patents in connection with PROTONIX tablets. The first of these patents covers pantoprazole and expires in July 2010. The other listed patent is a formulation patent and expires in December 2016. Wyeth's licensing partner Altana Pharma AG, is the owner of these patents.

          The Company intends to continue to defend all of the foregoing litigation vigorously.

          In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation (other than the litigation involving REDUX and PONDIMIN, the potential effects of which are discussed in Note 7 to the consolidated condensed financial statements, Contingencies and Commitments) will not have a material adverse effect on the Company's financial position but could be material to the results of operations or cash flows in any one accounting period.

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

              The following Current Reports on Form 8-K were filed or furnished by the Company:

              o January 22, 2004 relating to furnishing Wyeth's earnings results for the 2003 fourth quarter and full year (Item 12 disclosure).

              o April 21, 2004 relating to furnishing Wyeth's earnings results for the 2004 first quarter (Item 12 disclosure).

              o April 28, 2004 relating to information on Wyeth's diet drug litigation (Item 5 disclosure).

              o April 29, 2004 relating to furnishing additional information on Wyeth's diet drug litigation (Item 9 disclosure).

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



Date: May 10, 2004

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