Form 10-Q
period 2004-06-30
WYETH
filed 2004-08-09
CIK 5187

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

For the quarterly period ended                     Commission file number 1-1225
June 30, 2004

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


Registrant's telephone number, including area code (973) 660-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X        No
                                                    ------        --

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).         Yes  X      No
                                                    ------      --



The number of shares of Common Stock outstanding as of the close of business on July 30, 2004:

                                                           Number of
                   Class                                Shares Outstanding
                   -----                                ------------------
     Common Stock, $0.33-1/3 par value                    1,333,808,583

================================================================================

                                      WYETH

                                      INDEX

                                                                       Page No.
                                                                       --------

Part I   -  Financial Information (Unaudited)                               2

         Item 1. Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets -
                   June 30, 2004 and December 31, 2003                      3

                 Consolidated Condensed Statements of Operations -
                   Three and Six Months Ended June 30, 2004 and 2003        4

                 Consolidated Condensed Statements of Changes in
                   Stockholders' Equity - Six Months Ended
                   June 30, 2004 and 2003                                   5

                 Consolidated Condensed Statements of Cash Flows -
                   Six Months Ended June 30, 2004 and 2003                  6

                 Notes to Consolidated Condensed Financial Statements     7-24

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         25-47

         Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk                                              48

         Item 4. Controls and Procedures                                    48

Part II  -  Other Information                                               49

         Item 1. Legal Proceedings                                       49-56

         Item 4. Submission of Matters to a Vote of Security Holders        57

         Item 6. Exhibits and Reports on Form 8-K                        58-59

Signature                                                                   60

Exhibit Index                                                            EX-1



Items other than those listed above have been omitted because they are not applicable.

                         Part I - Financial Information
                         ------------------------------

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of June 30, 2004 and December 31, 2003, the results of its operations for the three and six months ended June 30, 2004 and 2003, and changes in stockholders' equity and cash flows for the six months ended June 30, 2004 and 2003. It is suggested that these consolidated condensed financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and information contained in Current Reports on Form 8-K filed since the filing of the 2003 Form 10-K.

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

                                              WYETH
                              CONSOLIDATED CONDENSED BALANCE SHEETS
                             (In Thousands Except Per Share Amounts)
                                           (Unaudited)
                                                                   June 30,        December 31,
                                                                     2004              2003
                                                                  -----------      ------------
ASSETS
Cash and cash equivalents                                          $4,315,184        $6,069,794
Marketable securities                                               1,678,643         1,110,297
Accounts receivable less allowances                                 2,635,054         2,529,613
Inventories:
     Finished goods                                                   803,563           821,637
     Work in progress                                               1,229,837         1,141,916
     Materials and supplies                                           351,231           448,631
                                                                  -----------      ------------
                                                                    2,384,631         2,412,184
Other current assets including deferred taxes                       2,854,054         2,840,354
                                                                  -----------      ------------
     Total Current Assets                                          13,867,566        14,962,242

Property, plant and equipment                                      12,029,364        11,686,252
     Less accumulated depreciation                                  3,243,511         3,025,201
                                                                  -----------      ------------
                                                                    8,785,853         8,661,051
Goodwill                                                            3,810,140         3,817,993
Other intangibles, net of accumulated amortization
  (June 30, 2004-$142,458 and December 31, 2003-$128,137)             120,110           133,134
Other assets including deferred taxes                               3,350,175         3,457,502
                                                                  -----------      ------------
     Total Assets                                                 $29,933,844       $31,031,922
                                                                  ===========      ============

LIABILITIES
Loans payable                                                        $334,676        $1,512,845
Trade accounts payable                                                880,554         1,010,749
Dividends payable                                                     306,771               -
Accrued expenses                                                    5,239,102         5,461,835
Accrued federal and foreign taxes                                     344,200           444,081
                                                                  -----------      ------------
     Total Current Liabilities                                      7,105,303         8,429,510

Long-term debt                                                      7,592,038         8,076,429
Accrued postretirement benefit obligations other than pensions      1,028,910         1,007,540
Other noncurrent liabilities                                        4,292,605         4,224,062

Contingencies and commitments (Note 7)

STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share               41                42
Common stock, par value $0.33-1/3 per share                           444,572           444,151
Additional paid-in capital                                          4,797,529         4,764,390
Retained earnings                                                   4,768,813         4,112,285
Accumulated other comprehensive loss                                  (95,967)          (26,487)
                                                                  -----------      ------------
     Total Stockholders' Equity                                     9,914,988         9,294,381
                                                                  -----------      ------------
     Total Liabilities and Stockholders' Equity                   $29,933,844       $31,031,922
                                                                  ===========      ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                               WYETH
                          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (In Thousands Except Per Share Amounts)
                                            (Unaudited)
                                                    Three Months                 Six Months
                                                   Ended June 30,              Ended June 30,
                                               -----------------------     -----------------------
                                                  2004         2003           2004         2003
                                               ----------   ----------     ----------   ----------
Net revenue                                    $4,223,205   $3,746,556     $8,237,994   $7,435,613
                                               ----------   ----------     ----------   ----------
Cost of goods sold                              1,130,033    1,019,895      2,227,949    1,948,199
Selling, general and administrative expenses    1,427,494    1,362,022      2,781,704    2,653,492
Research and development expenses                 584,255      500,851      1,289,557    1,014,365
Interest expense, net                              31,896       25,878         58,828       52,878
Other income, net                                 (13,551)    (270,302)      (127,013)    (263,567)
Gain on sale of Amgen common stock                    -            -              -       (860,554)
                                               ----------   ----------     ----------   ----------

Income before federal and foreign taxes         1,063,078    1,108,212      2,006,969    2,890,800
Provision for federal and foreign taxes           235,733      243,807        429,921      748,513
                                               ----------   ----------     ----------   ----------


Net income                                       $827,345     $864,405     $1,577,048   $2,142,287
                                               ==========   ==========     ==========   ==========



Basic earnings per share                            $0.62        $0.65          $1.18        $1.61
                                               ==========   ==========     ==========   ==========


Diluted earnings per share                          $0.62        $0.65          $1.18        $1.61
                                               ==========   ==========     ==========   ==========


Dividends paid per share of common stock            $0.23        $0.23          $0.46        $0.46
                                               ==========   ==========     ==========   ==========


Dividends declared per share of common stock        $0.46        $0.46          $0.69        $0.69
                                               ==========   ==========     ==========   ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                                WYETH
                                CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (In Thousands Except Per Share Amounts)
                                                             (Unaudited)
Six Months Ended June 30, 2004:
                                                  $2.00                                              Accumulated
                                               Convertible                Additional                    Other           Total
                                                Preferred       Common     Paid-in      Retained    Comprehensive   Stockholders'
                                                  Stock         Stock      Capital      Earnings        Loss           Equity
                                               -----------     --------   ----------   ----------   -------------   -------------
Balance at January 1, 2004                             $42     $444,151   $4,764,390   $4,112,285        $(26,487)     $9,294,381

Net income                                                                              1,577,048                       1,577,048
Currency translation adjustments                                                                          (83,008)        (83,008)
Unrealized gains on derivative contracts, net                                                              26,159          26,159
Unrealized losses on marketable securities, net                                                           (12,631)        (12,631)
                                                                                                                    -------------
     Comprehensive income, net of tax                                                                                   1,507,568
                                                                                                                    -------------

Cash dividends declared (1)                                                              (920,083)                       (920,083)
Common stock issued for stock options                               327       25,257                                       25,584
Other exchanges                                         (1)          94        7,882         (437)                          7,538
                                               -----------     --------   ----------   ----------   -------------   -------------
Balance at June 30, 2004                               $41     $444,572   $4,797,529   $4,768,813        $(95,967)     $9,914,988
                                               ===========     ========   ==========   ==========   =============   =============


Six Months Ended June 30, 2003:
                                                  $2.00                                              Accumulated
                                               Convertible                Additional                    Other           Total
                                                Preferred       Common     Paid-in      Retained    Comprehensive   Stockholders'
                                                  Stock         Stock      Capital      Earnings        Loss           Equity
                                               -----------     --------   ----------   ----------   -------------   -------------
Balance at January 1, 2003                             $46     $442,019   $4,582,773   $3,286,645       $(155,571)     $8,155,912

Net income                                                                              2,142,287                       2,142,287
Currency translation adjustments                                                                          421,842         421,842
Unrealized losses on derivative contracts, net                                                            (14,014)        (14,014)
Unrealized gains on marketable securities, net                                                              6,206           6,206
Realized gain on sale of Amgen stock
  reclassified to net income                                                                             (515,114)       (515,114)
                                                                                                                    -------------
     Comprehensive income, net of tax                                                                                   2,041,207
                                                                                                                    -------------

Cash dividends declared (2)                                                              (916,761)                       (916,761)
Common stock issued for stock options                             1,617       87,489                                       89,106
Other exchanges                                         (2)          57       17,202       (1,908)                         15,349
                                               -----------     --------   ----------   ----------   -------------   -------------
Balance at June 30, 2003                               $44     $443,693   $4,687,464   $4,510,263       $(256,651)     $9,384,813
                                               ===========     ========   ==========   ==========   =============   =============

(1) Included in cash dividends declared were the following dividends payable at June 30, 2004:
    - Common stock cash dividend of $0.23 per share ($306,755 in the aggregate) declared on June 16, 2004 and payable on
      September 1, 2004; and
    - Preferred stock cash dividends of $0.50 per share ($16 in the aggregate) declared on April 22, 2004 and paid on
      July 1, 2004 and declared on June 16, 2004 and payable on October 1, 2004.

(2) Included in cash dividends declared were the following dividends payable at June 30, 2003:
    - Common stock cash dividend of $0.23 per share ($306,148 in the aggregate) declared on June 25, 2003 and paid on
      September 1, 2003; and
    - Preferred stock cash dividends of $0.50 per share ($18 in the aggregate) declared on April 24, 2003 and paid on
      July 1, 2003 and declared on June 25, 2003 and paid on October 1, 2003.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                               WYETH
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (In Thousands)
                                            (Unaudited)
                                                                               Six Months
                                                                             Ended June 30,
                                                                       --------------------------
                                                                          2004            2003
                                                                       ----------      ----------
Operating Activities
--------------------
Net income                                                             $1,577,048      $2,142,287
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain on sale of Amgen shares                                               -          (860,554)
   Gains on sales of assets                                              (167,165)       (290,154)
   Depreciation and amortization                                          301,076         262,589
   Change in deferred income taxes                                         94,039          (7,344)
   Diet drug litigation payments                                         (255,173)       (248,434)
   Security fund deposit                                                      -          (535,200)
   Changes in working capital, net                                       (588,124)        459,299
   Other items, net                                                       243,185          27,891
                                                                       ----------      ----------
Net cash provided by operating activities                               1,204,886         950,380
                                                                       ----------      ----------

Investing Activities
--------------------
Purchases of property, plant and equipment                               (589,227)       (792,265)
Proceeds from sale of Amgen common stock                                      -         1,579,917
Proceeds from sales of assets                                             315,921         317,973
Proceeds from sales and maturities of marketable securities               374,596         485,306
Purchases of marketable securities                                       (959,459)       (609,717)
                                                                       ----------      ----------
Net cash provided by (used for) investing activities                     (858,169)        981,214
                                                                       ----------      ----------

Financing Activities
--------------------
Net repayments of commercial paper                                            -        (3,329,485)
Proceeds from issuance of long-term debt                                      -         1,800,000
Repayments of long-term debt                                           (1,500,000)            -
Other borrowing transactions, net                                          (6,720)        (26,573)
Dividends paid                                                           (613,312)       (610,595)
Exercises of stock options                                                 25,584          89,106
                                                                       ----------      ----------
Net cash used for financing activities                                 (2,094,448)     (2,077,547)
                                                                       ----------      ----------
Effect of exchange rate changes on cash and cash equivalents               (6,879)         18,969
                                                                       ----------      ----------
Decrease in cash and cash equivalents                                  (1,754,610)       (126,984)
Cash and cash equivalents, beginning of period                          6,069,794       2,943,604
                                                                       ----------      ----------
Cash and cash equivalents, end of period                               $4,315,184      $2,816,620
                                                                       ==========      ==========


Supplemental Information
------------------------
Interest payments                                                        $106,625        $160,510
Income tax payments, net of refunds                                       424,123         312,927

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

                                                                Three Months                 Six Months
                                                               Ended June 30,              Ended June 30,
                                                            --------------------      ------------------------
          (In thousands except per share amounts)             2004        2003           2004          2003
          ------------------------------------------        --------    --------      ----------    ----------
          Net income, as reported                           $827,345    $864,405      $1,577,048    $2,142,287
          Add: Stock-based employee compensation
            expense included in reported net income,
            net of tax                                         3,875       6,763           6,368         8,079
          Deduct: Total stock-based employee
            compensaton expense determined
            under fair value-based method for all
            awards, net of tax                               (76,185)    (79,941)       (161,328)     (163,632)
                                                            --------    --------      ----------    ----------

          Adjusted net income                               $755,035    $791,227      $1,422,088    $1,986,734
                                                            ========    ========      ==========    ==========

          Earnings per share:
            Basic - as reported                                $0.62       $0.65           $1.18         $1.61
                                                            ========    ========      ==========    ==========
            Basic - adjusted                                   $0.57       $0.60           $1.07         $1.50
                                                            ========    ========      ==========    ==========

            Diluted - as reported                              $0.62       $0.65           $1.18         $1.61
                                                            ========    ========      ==========    ==========
            Diluted - adjusted                                 $0.56       $0.59           $1.06         $1.49
                                                            ========    ========      ==========    ==========

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          Goodwill and Other Intangibles: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2004 are as follows:

                                                                    Consumer       Animal
          (In thousands)                       Pharmaceuticals     Healthcare      Health        Total
          --------------------------------     ---------------     ----------     --------     ----------
          Balance at December 31, 2003           $2,691,772         $592,526      $533,695     $3,817,993
          Currency translation adjustments           (7,455)            (243)         (155)        (7,853)
                                                 ----------         --------      --------     ----------
          Balance at June 30, 2004               $2,684,317         $592,283      $533,540     $3,810,140
                                                 ==========         ========      ========     ==========


          The Company's other intangibles consist primarily of license agreements which are being amortized over their estimated useful lives ranging from three to 10 years.


Note 2.   Earnings per Share
          ------------------

          The following table sets forth the computations of basic earnings per share and diluted earnings per share:

                                                          Three Months                 Six Months
                                                         Ended June 30,              Ended June 30,
                                                     ----------------------     ------------------------
          (In thousands except per share amounts)      2004         2003           2004          2003
          ---------------------------------------    ---------    ---------     ----------    ----------

          Net income less preferred dividends         $827,329     $864,387     $1,577,024    $2,142,260
          Denominator:
            Weighted average common shares
              outstanding                            1,333,505    1,329,333      1,333,215     1,328,238
                                                     ---------    ---------     ----------    ----------

          Basic earnings per share                       $0.62        $0.65          $1.18         $1.61
                                                     =========    =========     ==========    ==========

          Net income                                  $827,345     $864,405     $1,577,048    $2,142,287
          Denominator:
            Weighted average common shares
              outstanding                            1,333,505    1,329,333      1,333,215     1,328,238
            Common stock equivalents of
              outstanding stock options and
              deferred contingent common stock
              awards*                                    3,646        5,853          4,232         5,068
                                                     ---------    ---------     ----------    ----------
          Total shares*                              1,337,151    1,335,186      1,337,447     1,333,306
                                                     ---------    ---------     ----------    ----------

          Diluted earnings per share*                    $0.62        $0.65          $1.18         $1.61
                                                     =========    =========     ==========    ==========

          *    At June 30, 2004 and 2003, 128,502 and 86,789, respectively, of common shares related to options outstanding under the Company's Stock Incentive Plans were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3.   Marketable Securities
          ---------------------

          The Company has marketable debt and equity securities, which are classified as either available-for-sale or held-to-maturity, depending on management's investment intentions relating to these securities.

          The cost, gross unrealized gains (losses) and fair value of available-for-sale and held-to-maturity securities by major security type at June 30, 2004 and December 31, 2003 were as follows:

                                                                      Gross           Gross
          (In thousands)                                            Unrealized      Unrealized        Fair
          At June 30, 2004                             Cost           Gains          (Losses)         Value
          ----------------------------------        ----------      ----------      ----------      ----------
          Available-for-sale:
             U.S. Treasury securities                  $81,063             $25           $(599)        $80,489
             Commercial paper                           50,742             -               (11)         50,731
             Certificates of deposit                   114,585              11            (169)        114,427
             Corporate debt securities                 196,131             122            (169)        196,084
             Other debt securities                       2,527             -               (15)          2,512
             Equity securities                          47,493           7,083          (4,813)         49,763
             Institutional fixed income fund           528,550          15,883          (2,967)        541,466
                                                    ----------      ----------      ----------      ----------
          Total available-for-sale                   1,021,091          23,124          (8,743)      1,035,472
                                                    ----------      ----------      ----------      ----------
          Held-to-maturity:
             Commercial paper                          449,493             -               -           449,493
             Certificates of deposit                   144,461             -               -           144,461
             Other debt securities                      49,217             -               -            49,217
                                                    ----------      ----------      ----------      ----------
          Total held-to-maturity                       643,171             -               -           643,171
                                                    ----------      ----------      ----------      ----------
                                                    $1,664,262         $23,124         $(8,743)     $1,678,643
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
                                                    ==========      ==========      ==========      ==========

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The contractual maturities of debt securities classified as available-for-sale at June 30, 2004 were as follows:

                                                                         Fair
          (In thousands)                                    Cost         Value
          ----------------------------------------        --------      --------
          Available-for-sale:
             Due within one year                          $266,809      $266,613
             Due after one year through five years         167,098       166,505
             Due after five years through 10 years             -             -
             Due after 10 years                             11,141        11,125
                                                          --------      --------
                                                          $445,048      $444,243
                                                          ========      ========

          All held-to-maturity debt securities are due within one year and had aggregate fair values of $643.2 million at June 30, 2004.


Note 4.   New Credit Facility
          -------------------

          In February 2004, the Company replaced its $1,350.0 million, 364-day credit facility entered into in March 2003 with a $1,747.5 million, five-year facility. The new facility contains substantially identical financial and other covenants, representations, warranties, conditions and default provisions as the replaced facility.

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 5.   Pensions and Other Postretirement Benefits
          ------------------------------------------

          In accordance with SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statement Nos. 87, 88, and 106, the following pension and other postretirement benefit plan disclosures are now required in interim financial statements.

          Net periodic benefit cost for the Company's defined benefit plans for the three and six months ended June 30, 2004 and 2003 (principally U.S.) was as follows:

                                                                         Pensions
                                                      -----------------------------------------------
                                                         Three Months                Six Months
                                                        Ended June 30,             Ended June 30,
          (In thousands)                              -------------------       ---------------------
          Components of Net Periodic Benefit Cost      2004        2003           2004         2003
          ---------------------------------------     -------     -------       --------     --------
          Service cost                                $38,172     $29,627        $73,543      $59,380
          Interest cost                                65,896      62,465        128,189      124,435
          Expected return on plan assets              (78,843)    (67,617)      (155,147)    (135,046)
          Amortization of prior service cost            2,834       2,763          5,677        5,515
          Amortization of transition obligation          (405)       (373)          (827)        (752)
          Recognized net actuarial loss                27,691      26,081         50,154       52,128
          Settlement loss                                 -           -              -         13,034
                                                      -------     -------       --------     --------
          Net periodic benefit cost                   $55,345     $52,946       $101,589     $118,694
                                                      =======     =======       ========     ========

                                                              Other Postretirement Benefits
                                                      ---------------------------------------------
                                                         Three Months               Six Months
                                                        Ended June 30,            Ended June 30,
          (In thousands)                              -------------------       -------------------
          Components of Net Periodic Benefit Cost      2004        2003          2004        2003
          ---------------------------------------     -------     -------       -------     -------
          Service cost                                $10,550      $9,524       $21,695     $19,039
          Interest cost                                22,613      23,572        46,173      47,118
          Amortization of prior service cost           (4,478)       (563)       (8,187)     (1,125)
          Recognized net actuarial loss                 3,771       4,676        11,611       9,347
                                                      -------     -------       -------     -------
          Net periodic benefit cost                   $32,456     $37,209       $71,292     $74,379
                                                      =======     =======       =======     =======

          As of June 30, 2004, $19.8 million and $50.1 million of contributions have been made in 2004 to the Company's defined benefit pension plans and other postretirement benefit plans, respectively. The Company presently anticipates further contributions of approximately $256.0 million and $90.0 million to fund its defined benefit pension and other postretirement benefit plans in 2004.

          The Financial Accounting Standards Boards (FASB) Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was recently issued to provide guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          equivalent to Medicare Part D. The federal subsidy is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000 (subject to indexing and the provisions of the Act as to "allowable retiree costs"). Wyeth provides prescription drug coverage to retirees meeting certain age and service requirements. For retirees covered under the plan, the Company's management believes the coverage provided by Wyeth affords retirees lower out-of-pocket costs than would result if coverage were provided under Medicare Part D. As such, the Company's management has concluded that Wyeth's plan is at least actuarially equivalent to Medicare Part D.

          The Company adopted FASB Staff Position No. 106-2 during the 2004 second quarter. Accordingly, the Company's postretirement benefit obligation has been remeasured as of January 1, 2004 in order to reflect the impact of the Act. As a result of the remeasurement, an unrecognized actuarial gain was realized during the 2004 second quarter, which reduced the Company's accumulated postretirement benefit obligation by approximately $195.4 million. This unrecognized actuarial gain is being amortized over the average working life (which approximates 10 years) of the Company's employees eligible for postretirement benefits beginning January 1, 2004. The effect of the Act also decreased the Company's 2004 first half postretirement benefits expense by approximately $15.4 million. This reduction consisted of lower service and interest costs of $3.0 million and $6.1 million, respectively, as well as decreased amortization of $6.3 million related to recognized actuarial losses.


Note 6.   Restructuring Program
          ---------------------

          2003 Restructuring Charge and Related Asset Impairments

          In December 2003, the Company recorded a special charge for manufacturing restructurings and related asset impairments of $487.9 million. The Company recorded these restructuring charges, including personnel and other costs, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and its asset impairments in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. The restructuring charges and related asset impairments impacted only the Pharmaceuticals segment and were recorded to recognize the costs of closing certain manufacturing facilities, as well as the elimination of certain positions at the Company's facilities. As of June 30, 2004, the Company is continuing with the 2003 restructuring program. The majority of the contract settlement costs are scheduled to be paid over an extended period of time based on the contractual terms of the agreements, which extend through 2005.

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The activity in the restructuring accruals was as follows:

                                                       Reserve at     Payments/     Reserve at
          (In thousands)                  Total      December 31,      Non-cash       June 30,
          2003 Restructuring             Charges             2003       Charges           2004
          -------------------------     --------     ------------     ---------     ----------
          Personnel costs                 $3,400           $3,400       $(2,700)          $700
          Asset impairments              419,400              -             -              -
          Contract settlement costs       47,900           45,200        (4,300)        40,900
          Other closure/exit costs        17,200           17,200       (16,300)           900
                                        --------     ------------     ---------     ----------
                                        $487,900          $65,800      $(23,300)       $42,500
                                        ========     ============     =========     ==========

          2002 Restructuring Charge and Related Asset Impairments

          In December 2002, the Company recorded a special charge for restructuring and related asset impairments of $340.8 million to recognize the costs of closing certain manufacturing facilities and two research facilities, as well as the elimination of certain positions at the Company's facilities. The Company recorded these asset impairments in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and its restructuring charges, including personnel and other costs, in accordance with EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

          The restructuring will ultimately result in the elimination of approximately 3,150 positions worldwide. The reductions in workforce, which are permanent and affected all of the Company's segments, including Corporate, are substantially complete. As of June 30, 2004, the Company is continuing with the 2002 restructuring program. The timing of the remaining personnel costs to be paid has been delayed since, in many instances, the terminated employees elected or were required to receive their severance payments over an extended period of time. However, substantially all of the payments are expected to be made during 2004. The activity in the restructuring accruals was as follows:

                                                                      Payments/
                                                       Reserve at      Non-cash     Reserve at
          (In thousands)                   Total     December 31,       Charges       June 30,
          2002 Restructuring             Charges             2003       in 2004           2004
          ------------------------      --------     ------------     ---------     ----------
          Personnel costs               $194,600          $36,800      $(17,500)       $19,300
          Asset impairments               68,700              -             -              -
          Other closure/exit costs        77,500           27,900       (11,200)        16,700
                                        --------     ------------     ---------     ----------
                                        $340,800          $64,700      $(28,700)       $36,000
                                        ========     ============     =========     ==========

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7.   Contingencies and Commitments
          -----------------------------

          The Company is involved in various legal proceedings, including product liability and environmental matters, of a nature considered normal to its business. It is the Company's policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

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

          The number of individuals who have filed claims within the settlement that allege significant heart valve disease (known as "matrix" claims) has been higher than had been anticipated. The settlement agreement grants the Company access to claims data maintained by the settlement trust (the Trust). Based on its review of that data, the Company understands that, as of July 14, 2004, the Trust had recorded approximately 116,710 matrix claim forms. Approximately 31,380 of these forms were so deficient, incomplete or duplicative of other forms filed by the same claimant that, in the Company's view, it is unlikely that a significant number of these forms will result in further claims processing.

          The Company's understanding of the status of the remaining approximately 85,330 forms, based on its analysis of data received from the Trust through July 14, 2004, is as follows. Approximately 19,200 of the matrix claims had been processed to completion, with those claims either paid (approximately 3,330 payments, totaling $1,230.1 million, had been made to approximately 3,190 claimants), denied or in show cause proceedings (approximately 14,340) or withdrawn. Approximately 2,760 claims were in some stage of the 100% audit process ordered in late 2002 by the federal court overseeing the

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


          national settlement. Approximately 16,980 claims alleged conditions that, if true, would entitle the claimant to receive a matrix award; these claims had not yet entered the audit process. Another approximately 23,730 claims with similar allegations have been purportedly substantiated by physicians or filed by law firms whose claims are now subject to the outcome of the Trust's Claims Integrity Program, discussed below. Approximately 22,490 claim forms did not contain sufficient information even to assert a matrix claim, although some of those claim forms could be made complete by the submission of additional information and could therefore become eligible to proceed to audit in the future. The remaining approximately 170 claims were in the data entry process and could not be assessed.

          In addition to the approximately 116,710 matrix claims filed as of July 14, 2004, additional class members may progress to the matrix stage through 2015 if they develop a matrix condition in the future, have registered with the Trust by May 3, 2003, and have demonstrated FDA+ regurgitation (i.e., mild or greater aortic regurgitation, or moderate or greater mitral regurgitation) or mild mitral regurgitation on an echocardiogram conducted after diet drug use and obtained either outside of the Trust by January 3, 2003 or within the Trust's screening program.

          The Company's understanding, based on data received from the Trust through July 14, 2004, is that audits had produced preliminary or final results on 4,396 of the claims that had begun the 100% audit process since its inception. Of these, 1,539 were found to be payable at the amount claimed and 137 were found to be payable at a lower amount than had been claimed. The remaining claims were found ineligible for a matrix payment, although the claimants may appeal that determination to the federal court overseeing the settlement. Because of numerous issues concerning the audit process raised in motions and related proceedings now pending before the federal court, the Company cannot predict the ultimate outcome of the audit process.

          Both the volume and types of claims seeking matrix benefits received by the Trust to date differ materially from the epidemiological projections on which the court's approval of the settlement agreement was predicated. Based upon data received from the Trust, approximately 93% of the 16,980 matrix claimants who allege conditions that, if true, would entitle them to an award (and approximately 98% of the approximately 23,730 claims certified by physicians and/or law firms currently subject to the Trust's Integrity Program) seek an award under Level II of the five-level settlement matrix. (Level II covers claims for moderate or severe mitral or aortic valve regurgitation with complicating factors; depending upon the claimant's age at the time of diagnosis, and assuming no factors are present that would place the claim on one of the settlement's reduced payment matrices, awards under Level II ranged from $192,111 to $643,500 on the settlement agreement's payment matrix.)

          An ongoing investigation, which the Company understands is being conducted by counsel for the Trust, and discovery conducted to date by the Company in connection with certain Intermediate and Back-End opt out cases (brought by some of the same

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


          lawyers who have filed these Level II claims and supported by some of the same cardiologists who have certified the Level II claims) cast substantial doubt on the merits of many of these matrix claims and their eligibility for a matrix payment from the Trust. Therefore, in addition to the 100% audit process, the Trust has embarked upon a Claims Integrity Program, which is designed to protect the Trust from paying illegitimate or fraudulent claims.

          Pursuant to the Claims Integrity Program, the Trust has required additional information concerning matrix claims purportedly substantiated by 18 identified physicians or filed by two law firms in order to determine whether to permit those claims to proceed to audit. Based upon data obtained from the Trust, the Company believes that approximately 23,730 matrix claims were purportedly substantiated by the 18 physicians and/or filed by the two law firms covered by the Claims Integrity Program as of July 14, 2004. It is the Company's understanding that additional claims substantiated by additional physicians or filed by additional law firms might be subjected to the same requirements of the Claims Integrity Program in the future. As an initial step in the integrity review process, each of the identified physicians has been asked to complete a comprehensive questionnaire regarding each claim and the method by which the physician reached the conclusion that it was valid. The ultimate disposition of any or all claims that are subject to the Claims Integrity Program is at this time uncertain. Counsel for certain claimants affected by the program have challenged the Trust's authority to implement the Claims Integrity Program and to require completion of the questionnaire before determining whether to permit those claims to proceed to audit. While that motion was denied by the court, additional challenges to the Claims Integrity Program and to the Trust's matrix claim processing have been filed.

          In late 2003, the Trust adopted a program to prioritize the handling of those matrix claims that it believed were least likely to be illegitimate. Under the program, claims under Levels III, IV and V were to be processed and audited on an expedited basis. (Level III covers claims for heart valve disease requiring surgery to repair or replace the valve, or conditions of equal severity. Levels IV and V cover complications from, or more serious conditions than, heart valve surgery.) The program prioritized the auditing of, inter alia, Level I claims, all claims filed by a claimant without counsel (i.e., on a pro se basis) and Level II claims substantiated by physicians who have attested to fewer than 20 matrix claims.

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

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


          evidence of an intentional, material misrepresentation that calls into question the validity of a claim, the Trust will not pay the claim."

          In a joint motion filed in the U.S. District Court for the Eastern District of Pennsylvania on May 4, 2004, the Company, counsel for the plaintiff class in the nationwide settlement and counsel for a number of individual class members moved to stay for 60 days the processing and payment of Level I and Level II matrix claims and certain associated court proceedings. That motion was granted by the court on May 10, 2004. The stay was intended to provide the parties with an opportunity to draft and submit to the court a Seventh Amendment to the settlement agreement that would create a new claims processing structure, funding arrangement and payment schedule for these claims. On July 13, 2004, the District Court extended the stay, which had expired on July 9, 2004, until July 21, 2004. On July 21, the parties informed the Court that an agreement had been reached on the terms of the proposed Seventh Amendment and that the parties had placed the signed agreement in escrow with the Court's Special Master while the parties finalized the exhibits to the agreement, including the proposed Form of Notice to the class. At the parties' request, the Court extended the stay on the processing and payment of Level I and Level II claims until August 4, 2004. On August 5, the stay was again extended, through August 10, 2004. If the parties file a motion for preliminary approval of the proposed Seventh Amendment by August 10, the stay will automatically be extended until the District Court enters an order granting or denying that motion.

          The proposed Seventh Amendment would require preliminary court approval, notice to the class and an opportunity for class members to opt out of the Seventh Amendment process, final agreement by the Company following the opt out period, trial court approval and final judicial approval. If finalized and approved, the proposed Seventh Amendment would include the following key terms:

          o The amendment would create a new Supplemental Fund, to be administered by a Fund Administrator who will be appointed by the District Court and who will process the Level I and Level II matrix claims;

          o The Company would make initial payments of up to $50.0 million to facilitate the establishment of the Supplemental Fund. Following approval by the federal court overseeing the settlement and any appellate courts, the Company would make an initial payment of $400.0 million. The timing of additional payments would be dictated by the rate of review and payment of claims by the Fund Administrator. The Company would ultimately deposit a total of $1,275.0 million, net of certain credits, into the Supplemental Fund;

          o All current matrix Level I and II claimants who qualify under the Seventh Amendment, who pass the Settlement Fund's medical review and who otherwise satisfy the requirements of the settlement would receive a pro rata share of the $1,275.0 million Supplemental Fund, after deduction of certain expenses and other amounts from the Supplemental Fund. The pro rata amount would vary depending upon the number of claimants who pass medical review, the nature of their claims, their age and other factors. A Seventh Amendment participant who

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



               does not qualify for a payment after such medical review would be paid $2,000 from the Supplemental Fund;

          o Participating class members who would in the future have been eligible to file Level I and Level II matrix claims would be eligible to receive a $2,000 payment from the settlement Trust; such payments would be funded by the Company apart from its other funding obligations under the national settlement;

          o If the participants in the Seventh Amendment have surgery or other more serious medical conditions on Matrix Levels III-V by the earlier of fifteen years from the date of their last diet drug ingestion or by December 31, 2011, they would remain eligible to submit claims to the existing settlement Trust and be paid the current matrix amounts if they qualify for such payments under terms modified by the Seventh Amendment. In the event the existing settlement Trust is unable to pay those claims, the Company would guarantee payment; and

          o Class members would have the right to opt out of the Seventh Amendment and to remain bound by the terms of the existing national settlement. The Company, however, would have the right to withdraw from the Seventh Amendment if participation by class members is inadequate or for other reasons. All class members who participate in the Seventh Amendment would give up any further opt-out rights. Approval of the Seventh Amendment would also preclude any lawsuits by the Trust or the Company to recover any amounts previously paid to class members by the Trust, as well as terminate the Claims Integrity Program as to all claimants who do not opt out of the Seventh Amendment.

          There can be no assurance that the Company will ultimately proceed with the amendment (based upon the level of participation in the amendment or for other reasons), or that the amendment will be approved by the court and upheld on appeal.

          The Trust has indicated that one of the goals of the Claims Integrity Program referenced above is to recoup funds from those entities that caused the Trust to pay illegitimate claims and the Trust has filed two lawsuits to that end. The Trust has filed a suit alleging violations of the Racketeer Influenced and Corrupt Organizations
          (RICO) Act against a Kansas City cardiologist who attested under oath to the validity of over 2,500 matrix claims. The suit alleges that the cardiologist intentionally engaged in a pattern of racketeering activity to defraud the Trust. The Trust has also filed a lawsuit against a New York cardiologist who attested under oath to the validity of 83 matrix claims, alleging that the cardiologist engaged in, among other things, misrepresentation, fraud, conspiracy to commit fraud, and gross negligence.

          The Trust has filed a number of motions directed at the conduct of the companies that performed the echocardiograms on which many matrix claims are based. In a pair of motions related to the activities of a company known as EchoMotion, the Trust has asked the court to stay payment of claims already audited and found payable in whole or in part if the echocardiogram was performed by EchoMotion and to disqualify all echocardiograms by EchoMotion that have been used to support matrix claims that have not yet been audited. In addition, the Trust has filed a motion seeking discovery of 14

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


          specific companies whose echocardiograms support a large number of claims to determine whether their practices violate the settlement. The Trust has also moved to stay and/or disqualify claims brought by claimants represented by certain law firms or attested to by certain physicians. The Company has joined in certain of these motions and has filed its own motions addressing the abuse of the matrix claims process and seeking an emergency stay of claim processing. All of these motions, as well as the Trust lawsuits referenced above, have also been stayed pending the resolution of the outstanding issues involving the proposed Seventh Amendment. As indicated above, approval of the Seventh Amendment would result in the withdrawal of these motions as to claimants who do not opt out of the Seventh Amendment.

          The Company continues to monitor the progress of the Trust's audit process and its Claims Integrity Program. Even if substantial progress is made by the Trust, through its Claims Integrity Program or other means, in reducing the number of illegitimate matrix claims, a significant number of the claims which proceed to audit might be interpreted as satisfying the matrix eligibility criteria, notwithstanding the possibility that the claimants may not in fact have serious heart valve disease. If so, notwithstanding any agreement to, or approval of, the Seventh Amendment described above, matrix claims found eligible for payment after audit may cause total payments to exceed the $3,750.0 million cap of the settlement fund.

          Should the settlement fund be exhausted, most of the matrix claimants who filed their matrix claims on or before May 3, 2003 and who pass the audit process at a time when there are insufficient funds to pay their claims may pursue an additional opt out right created by the Sixth Amendment to the settlement agreement, unless the Company first elects, in its sole discretion, to pay the matrix benefit after audit. Sixth Amendment opt out claimants may then sue the Company in the tort system, subject to the settlement's limitations on such claims. In addition to the limitations on all Intermediate and Back-End opt outs (such as the prohibition on seeking punitive damages and the requirement that the claimant sue only on the valve condition that gave rise to the claim), a Sixth Amendment opt out may not sue any defendant other than the Company and may not join his or her claim with the claim of any other opt out. The Company cannot predict the ultimate number of individuals who might be in a position to elect a Sixth Amendment opt out or who may in fact elect to do so, but that number could be substantial. Several class members affected by the terms of the Sixth Amendment opposed the approval of the amendment on the ground that, should the settlement fund be exhausted, they should be entitled to pursue tort claims, including a claim for punitive damages, without the limitations imposed by the Sixth Amendment. While the District Court overruled those objections and approved the amendment, the class members have appealed to the United States Court of Appeals for the Third Circuit. That appeal has been fully briefed and argued and is awaiting decision. The Company cannot predict the outcome of this appeal.

          Some individuals who registered to participate in the settlement by May 3, 2003, who had demonstrated either FDA+ level regurgitation or mild mitral regurgitation on an

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


          echocardiogram completed after diet drug use and conducted either outside of the settlement prior to January 3, 2003 or within the settlement's screening program, and who subsequently develop (at any time before the end of 2015) a valvular condition that would qualify for a matrix payment may elect to pursue a Back-End opt out. Such individuals may pursue a Back-End opt out within 120 days of the date on which they first discover or should have discovered their matrix condition. The Company cannot predict the ultimate number of individuals who may be in a position to elect a Back-End opt out or who may in fact elect to do so, but that number could also be substantial.

          The Company's current understanding is that approximately 76,000 Intermediate opt out forms were submitted by May 3, 2003, the applicable deadline for most class members (other than qualified class members receiving echocardiograms through the Trust after January 3, 2003, who may exercise Intermediate opt out rights within 120 days after the date of their echocardiogram). The number of Back-End opt out forms received as of July 14, 2004 is estimated to be approximately 20,000, although certain additional class members may elect to exercise Back-End opt out rights in the future (under the same procedure as described above) even if the settlement fund is not exhausted. After eliminating forms that are duplicative of other filings, forms that are filed on behalf of individuals who have already either received payments from the Trust or settlements from the Company, and forms that are otherwise invalid on their face, it appears that approximately 77,000 individuals had filed Intermediate or Back-End opt out forms as of July 14, 2004.

          Purported Intermediate or Back-End opt outs (as well as Sixth Amendment opt outs) who meet the settlement's medical eligibility requirements may pursue lawsuits against the Company, but must prove all elements of their claims - including liability, causation and damages - without relying on verdicts, judgments or factual findings made in other lawsuits. They also may not seek or recover punitive, exemplary or multiple damages and may sue only for the valvular condition giving rise to their opt out right. To effectuate these provisions of the settlement, the federal court overseeing the settlement had issued orders limiting the evidence that could be used by plaintiffs in such cases. Those orders, however, were challenged on appeal and were reversed by a panel of the U.S. Court of Appeals for the Third Circuit in May 2004. The Company's petition to the Third Circuit for a rehearing or rehearing en banc was subsequently denied. The Company is considering a petition to the United States Supreme Court for a writ of certiorari.

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

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


          As of July 19, 2004, approximately 53,000 individuals who had filed Intermediate or Back-End opt out forms had served lawsuits on the Company. The claims of approximately 42% of the plaintiffs in the Intermediate and Back-End opt out cases served on the Company are pending in federal court, with approximately 36% pending in state courts. The claims of approximately 22% of the Intermediate and Back-End opt out plaintiffs have been removed from state courts to federal court, but are still subject to a possible remand to state court. The Company expects to challenge vigorously all Intermediate and Back-End opt out claims of questionable validity or medical eligibility and a number of cases have already been dismissed on eligibility grounds. However, the total number of filed lawsuits that meet the settlement's opt out criteria will not be known for some time. As a result, the Company cannot predict the ultimate number of purported Intermediate or Back-End opt outs that will satisfy the settlement's opt out requirements, but that number could be substantial. As to those opt outs who are found eligible to pursue a lawsuit, the Company also intends to vigorously defend these cases.

          The Company has resolved the claims of all but a small percentage of the "initial" opt outs (i.e., those individuals who exercised their right to opt out of the settlement class) and continues to work toward resolving the rest. The Company intends vigorously to defend those initial opt out cases that cannot be resolved prior to trial.

          On July 27, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the Intermediate opt out cases of Istnick v. Wyeth, et al., No. 021200268, and Clepper v. Wyeth, et al., No. 021202456, returned a verdict finding that plaintiff Istnick had not been damaged by her use of PONDIMIN and that plaintiff Clepper had been damaged in the amount of $48,000 by the use of PONDIMIN. The Istnick case was thereupon dismissed and the parties resolved the Clepper case. On July, 30, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the Intermediate opt out case of Cannon v. Wyeth, et al., No. 021201534, returned a defense verdict finding that plaintiff Cannon had not proven that she had valvular heart disease. The Istnick/Clepper and the Cannon cases were tried under a reverse bifurcation procedure, in which the parties first try the issue of the plaintiff's alleged injury and damages, and only proceed to a trial of the Company's liability for the jury's award if any damages are found. Because the Istnick/Clepper and Cannon cases were resolved by the damage phase, the cases did not proceed to the liability phase. On August 6, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the combined Back-End opt out cases of Davis v. Wyeth, et al., No. 021101477, Sidwell v. Wyeth, et al., No 021101431, Roberts v. Wyeth, et al., No. 021102564, May v. Wyeth, et al., No. 021103564, and Rogowski v. Wyeth, et al., No. 021201594 returned a verdict in favor of the plaintiffs, awarding plaintiff Davis $1,000 in damages and the remaining plaintiffs $750 each in damages.

          On April 27, 2004, a jury in Beaumont, Texas hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson Cty., TX, returned a verdict in favor of the plaintiffs for $113.353 million in compensatory damages and

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


          $900.0 million in punitive damages for the wrongful death of the plaintiffs' decedent, allegedly as a result of PPH caused by her use of PONDIMIN. On May 17, 2004, the trial court entered judgment on behalf of the plaintiffs for the full amount of the jury's verdict, as well as $4.2 million in pre-judgment interest and $188,737 in guardian ad litem fees. On July 26, 2004, the trial court denied in their entirety the Company's motions for a new trial or for judgment notwithstanding the verdict, including the Company's request for application of Texas's statutory cap on punitive damage awards. The Company intends to file an appeal from the judgment entered by the trial court and believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. In connection with its appeal, the Company will be required to post a bond, which, under Texas law, may not exceed $25.0 million. The appeal process is expected to take one to two years at a minimum.

          As of July 16, 2004, the Company was a defendant in approximately 350 lawsuits in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the Company and not the Trust). Approximately 75 of these cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 50 of these cases the Company expects the PPH claims to be voluntarily dismissed by the claimants (although they may continue to pursue other claims). In approximately 45 of these cases the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the claimants meet the definition of PPH under the national settlement. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends vigorously to defend those PPH cases that cannot be resolved prior to trial.

          In 2003, the Company increased its reserves in connection with the REDUX and PONDIMIN diet drug matters by $2,000.0 million, bringing the total of the charges taken to date to $16,600.0 million. The $3,261.3 million reserve balance at June 30, 2004 represents management's best estimate of the minimum aggregate amount anticipated to cover payments in connection with the Trust, up to its cap, initial opt outs, PPH claims, Intermediate, Back-End or Sixth Amendment opt outs (collectively, the "downstream" opt outs), and the Company's legal fees related to the diet drug litigation. Due to its inability to estimate the ultimate number of valid downstream opt outs, and the merits and value of their claims, as well as the inherent uncertainty surrounding any litigation, the Company is unable to estimate the amount of any additional financial exposure represented by the downstream opt out litigation. However, the amount of financial exposure beyond that which has been recorded could be significant. In analyzing its reserve requirements, the Company has not considered final implementation of the

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


          proposed Seventh Amendment to be more likely than not because there can be no assurance that the Company will ultimately proceed with the amendment (based upon the level of participation in the amendment or for other reasons), or that the amendment will be approved by the court and upheld on appeal. However, if the proposed Seventh Amendment is implemented, it is likely that additional reserves will be required. Any such additional reserves cannot be estimated at this time, but the amount of such additional reserves could be significant.

          The Company intends to vigorously defend itself in the diet drug litigation and believes it can marshal significant resources and legal defenses to limit its ultimate liability. However, in light of the circumstances discussed above, including the unknown number of valid matrix claims and the unknown number and merits of valid downstream opt outs, and the effect, if any, of the proposed Seventh Amendment referred to above, it is not possible to predict the ultimate liability of the Company in connection with its diet drug legal proceedings. It is therefore not possible to predict whether, and if so when, such proceedings will have a material adverse effect on the Company's financial condition, results of operations and/or cash flows and whether cash flows from operating activities and existing and prospective financing resources will be adequate to fund the Company's operations, pay all liabilities related to the diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations without the disposition of significant strategic core assets and/or reductions in certain cash outflows.


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

                                      WYETH
                    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                             Net Revenue
                                       --------------------------------------------------------
                                             Three Months                    Six Months
                                            Ended June 30,                 Ended June 30,
          (In thousands)               -------------------------      -------------------------
          Segment                         2004           2003            2004           2003
          ------------------------     ----------     ----------      ----------     ----------
          Pharmaceuticals              $3,392,977     $2,979,528      $6,600,563     $5,954,586
          Consumer Healthcare             591,402        553,085       1,179,753      1,085,089
          Animal Health                   238,826        213,943         457,678        395,938
                                       ----------     ----------      ----------     ----------

          Total                        $4,223,205     $3,746,556      $8,237,994     $7,435,613
                                       ==========     ==========      ==========     ==========


                                                         Income Before Taxes
                                       --------------------------------------------------------
                                             Three Months                    Six Months
                                            Ended June 30,                 Ended June 30,
          (In thousands)               -------------------------      -------------------------
          Segment                         2004           2003            2004           2003
          ------------------------     ----------     ----------      ----------     ----------
          Pharmaceuticals(1)             $965,840     $1,045,233      $1,837,953     $1,962,887
          Consumer Healthcare             104,635        149,000         214,093        229,204
          Animal Health                    50,341         38,133          88,035         64,361
          Corporate(2)                    (57,738)      (124,154)       (133,112)       634,348
                                       ----------     ----------      ----------     ----------

          Total(3)                     $1,063,078     $1,108,212      $2,006,969     $2,890,800
                                       ==========     ==========      ==========     ==========


          (1) Pharmaceuticals for the 2004 first half included a first quarter charge of $145,500 within Research and development expenses related to the upfront payment to Solvay in connection with the co-development and co-commercialization of four neuroscience compounds, most notably, bifeprunox, a late stage compound in Phase 3 development for schizophrenia and other possible uses.

          (2) Corporate for the 2003 first half included a first quarter gain of $860,554 related to the sale of Amgen shares.

          (3) Income before taxes included $12,900 and $153,600 for the 2004 second quarter and first half, respectively, and $287,500 and $290,200 for the 2003 second quarter and first half, respectively, related to gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products. The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company's nutritionals products in France. The 2003 divestitures included product rights in various territories to ATIVAN, ISORDIL, DIAMOX (excluding Japan), ZIAC, ZEBETA, AYGESTIN, ANACIN and SONATA.


Note 9.   Immunex/Amgen Transactions
          --------------------------

          During the first quarter of 2003, the Company completed the sale of 31,235,958 shares of Amgen common stock held by the Company at December 31, 2002. These shares netted proceeds of $1,579.9 million and resulted in a gain of $860.6 million ($558.7 million after-tax or $0.42 per share-diluted).

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


Item 2.   Results of Operations
          ---------------------

          Overview
          --------

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

          Our Pharmaceuticals segment, which provided 80% of our consolidated net revenue for the first half of both 2004 and 2003, manufactures, distributes and sells branded human ethical pharmaceuticals, biologicals and nutritionals. Principal products include neuroscience therapies, cardiovascular products, nutritionals, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments, immunological products and women's health care products. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers and other human health care institutions.

          The Consumer Healthcare segment, which provided 14% of our consolidated net revenue for the first half of 2004 and 15% for the first half of 2003, manufactures, distributes and sells over-the-counter health care products, which include analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and other relief items. These products generally are sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising.

          Our Animal Health segment, which provided 6% of our consolidated net revenue for the first half of 2004 and 5% for the first half of 2003, manufactures, distributes, and sells animal biological and pharmaceutical products, including vaccines, pharmaceuticals, parasite control and growth implants. These products are sold to wholesalers, retailers, veterinarians and other animal health care institutions.

          The Corporate segment is responsible for the treasury, tax and legal operations of the Company's businesses. It maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company that are not allocated to the other reportable segments.

          All of Wyeth's business units exhibited strong revenue growth for the 2004 first half compared with the first half of 2003. Pharmaceuticals had net revenue growth of 11% to

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          $6,600.6 million, which was spurred by the strong performance of several key products in the 2004 first half:

          o    EFFEXOR (a neuroscience therapy) - up 31% to $1,607.5 million
          o    PROTONIX (a gastroenterology drug) - up 19% to $799.7 million
          o ZOSYN/TAZOCIN (an infectious disease drug) - up 28% to $363.7 million
          o ENBREL (a musculoskeletal therapy) - up 171% (internationally) to $291.0 million
          o    RAPAMUNE (an immunology product) - up 34% to $114.4 million

          Collectively, sales of these products increased 34% for the first half of 2004 compared with the first half of 2003.

          Other areas of revenue growth for the Pharmaceuticals segment for the 2004 first half included ZOTON, BENEFIX and rhBMP-2 and alliance revenue from sales of ENBREL and the CYPHER* stent.

          The combined revenue increase from the Company's growth products more than offset the loss of revenue from the decline in sales of PREVNAR and the PREMARIN family of products in the 2004 first half.

          Both Consumer Healthcare and Animal Health posted strong results in the 2004 first half. Consumer Healthcare net revenue rose 9% to $1,179.7 million and Animal Health had net revenue growth of 16% to $457.7 million. The increase in Consumer Healthcare sales resulted primarily from global growth in the core brands ADVIL, CENTRUM, CALTRATE and ROBITUSSIN. The moxidectin family of products, led by strong sales of PROHEART 6 vaccine, were the principal drivers of Animal Health's growth.

          On a combined basis, Pharmaceuticals and Consumer Healthcare realized aggregate pre-tax gains from product divestitures amounting to approximately $153.6 million for the first half of 2004, $136.6 million less than gains from product divestitures for the first half of 2003.

          In order to continue to succeed, the Company must overcome some significant challenges over the next few years. One of the biggest challenges is to defend the Company in the ongoing diet drug litigation (see Note 7 to the consolidated condensed financial statements). In this regard, we continue to support the appropriate handling of valid claims under the national class action settlement, which would be impacted by the implementation of the Seventh Amendment (see Note 7 to the consolidated condensed financial statements). At the same time, we are committed to vigorously defending the Company and aggressively eliminating fraud and abuse in the settlement.


          * The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          In order for us to sustain the growth of our core group of products, we must continue to meet the global demand of our customers. Two of our important core products are PREVNAR and ENBREL, both biopharmaceutical products that are extremely complicated and difficult to manufacture. We continue to seek to improve manufacturing processes and overcome production issues. Necessary upgrades and improvements to the Company's PREVNAR filling line, which extended the planned plant shutdown in late 2003 and early 2004, have been completed and that line is now operational. During the 2004 second quarter, additional vial filling capacity became available through a third party filler and a second Wyeth bulk vaccine formulation suite became operational. Overall, supply in 2004 is expected to exceed the 2003 level of 20 million doses.

          The construction of the Company's Grange Castle facility in Ireland, which remains on schedule to begin production in 2005, is critical to further expand the production of ENBREL and enable this important product to reach even more patients throughout the world.

          In July 2002, the National Institutes of Health (NIH) announced that it was discontinuing a portion of its Women's Health Initiative (WHI) study assessing the value of combination estrogen plus progestin therapy, and in early March 2004, the portion of the study addressing estrogen-only therapy also was discontinued. The Company remains committed to women's health care and stands behind the PREMARIN family of products as the standard of therapy to help women address serious menopausal symptoms. We have continued our efforts to inform physicians and patients of the appropriate role of hormone therapy
          (HT) for the short-term treatment of menopausal symptoms and introduced low-dose versions of PREMARIN and PREMPRO in 2003. Despite these efforts, sales of the PREMARIN family of products declined from approximately $679.3 million for the first half of 2003 to $488.6 million for the first half of 2004. The launch of low-dose PREMARIN and PREMPRO has helped to moderate the decrease in sales.

          In April 2004, the Company announced the dissolution of our collaboration with MedImmune, Inc. (MedImmune) for the nasal flu vaccine FLUMIST (Influenza Virus Vaccine Live, Intranasal) and an investigational second-generation liquid formulation, Cold Adapted Influenza Vaccine-Trivalent (CAIV-T). As a result of the dissolution, MedImmune has worldwide rights to these products and will assume full responsibility for the manufacturing, marketing, and selling of FLUMIST. As part of the dissolution process, MedImmune will acquire Wyeth's distribution facility in Louisville, Kentucky. The Company is providing bulk manufacturing materials and will transfer clinical trial data, as well as provide manufacturing services, during a transition that the companies expect to complete in large part by fourth quarter 2004.

          The Company entered into inventory management agreements with the majority of full-line wholesalers in the 2004 second quarter. While the specific terms are confidential, essentially the wholesalers have agreed to maintain inventory at certain targeted levels. In return, the Company has agreed that the wholesalers will receive the opportunity to

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          buy specific amounts of product at pre-price increase prices whenever Wyeth implements a price increase. As a result, we expect that both Wyeth and our wholesaler partners will be able to manage product flow and inventory levels in a way that more closely follows trends in prescriptions.

          Wyeth's focus is on maximizing the strong growth potential of our core group of patent protected innovative products that we have introduced in recent years as well as actively pursuing in-licensing opportunities. In March 2004, we announced an important alliance with Solvay Pharmaceuticals (Solvay) to co-develop and co-commercialize four neuroscience compounds, most notably, bifeprunox. This alliance is intended to supplement new product introductions expected to begin primarily in the 2006-2007 time period.

          The Company's principal strategy for success is based on R&D innovations. The Company intends to leverage its breadth of knowledge and resources across three development platforms (traditional pharmaceuticals, biopharmaceuticals and vaccines) to produce first-in-class and best-in-class therapies for significant unmet medical needs around the world.

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

          Net Revenue
          -----------

          Worldwide net revenue for the 2004 second quarter and first half increased 13% and 11%, respectively, compared with prior year levels and was due to increases in the Pharmaceuticals, Consumer Healthcare and Animal Health segments. Excluding the impact of foreign exchange, worldwide net revenue increased 11% for the 2004 second quarter and 8% for the 2004 first half.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          The following table sets forth worldwide net revenue results by reportable segment together with the percentage changes from the comparable period in the prior year:

                                            Net Revenue
                                       ----------------------
                                            Three Months
                                           Ended June 30,
          (Dollars in millions)        ----------------------
          Segment                        2004          2003         % Increase
          ------------------------     --------      --------       ----------
          Pharmaceuticals              $3,393.0      $2,979.5            14%
          Consumer Healthcare             591.4         553.1             7%
          Animal Health                   238.8         214.0            12%
                                       --------      --------       ----------
          Total                        $4,223.2      $3,746.6            13%
                                       ========      ========       ==========

                                            Net Revenue
                                       ----------------------
                                             Six Months
                                           Ended June 30,
          (Dollars in millions)        ----------------------
          Segment                        2004          2003         % Increase
          ------------------------     --------      --------       ----------
          Pharmaceuticals              $6,600.6      $5,954.6            11%
          Consumer Healthcare           1,179.7       1,085.1             9%
          Animal Health                   457.7         395.9            16%
                                       --------      --------       ----------
          Total                        $8,238.0      $7,435.6            11%
                                       ========      ========       ==========


          Pharmaceuticals
          ---------------

          Worldwide Pharmaceuticals net revenue increased 14% for the 2004 second quarter and 11% for the 2004 first half. The increases in net revenue were due primarily to higher sales of EFFEXOR XR (global growth resulting primarily from higher volume), PROTONIX (strong prescription volume growth), ENBREL (internationally), ZOSYN/TAZOCIN and RAPAMUNE (each reflecting growth in the U.S. and internationally), ZOTON, BENEFIX and rhBMP-2, offset, in part, by lower sales of the PREMARIN family of products and PREVNAR (supply constraints). Alliance revenue also contributed to the 2004 first half increase in net revenue, but declined in the 2004 second quarter due to ALTACE (lower volume caused by higher trade inventory levels). Excluding the favorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 12% and 8% for the 2004 second quarter and first half, respectively.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          The following table sets forth the significant worldwide Pharmaceuticals net revenue by product for the three and six months ended June 30, 2004 compared with the same periods in the prior year:

                                           Three Months                Six Months
                                          Ended June 30,             Ended June 30,
                                       ---------------------      ---------------------
          (In millions)                  2004         2003          2004         2003
          ---------------------        --------     --------      --------     --------
          EFFEXOR                        $831.8       $636.4      $1,607.5     $1,229.9
          PROTONIX                        389.2        310.4         799.7        670.4
          PREMARIN family                 222.7        276.6         488.6        679.3
          Nutritionals                    228.3        215.3         444.1        418.1
          PREVNAR                         219.1        264.9         392.5        493.7
          ZOSYN / TAZOCIN                 182.3        145.0         363.7        285.1
          ENBREL                          156.0         64.6         291.0        107.4
          Oral Contraceptives             141.0        134.6         283.8        288.9
          ZOTON                           114.7         86.6         226.7        159.1
          BENEFIX                          76.5         62.5         151.0        121.1
          REFACTO                          64.0         56.4         124.3        108.8
          RAPAMUNE                         56.1         40.8         114.4         85.5
          SYNVISC                          53.4         61.0         101.6        110.1
          ATIVAN                           47.7         55.0          99.3        110.0
          rhBMP-2                          53.5         15.8          76.6         22.4
          Alliance revenue                152.0        156.5         301.4        251.2
          Other                           404.7        397.1         734.4        813.6
                                       --------     --------      --------     --------
          Total Pharmaceuticals        $3,393.0     $2,979.5      $6,600.6     $5,954.6
                                       ========     ========      ========     ========


          Consumer Healthcare
          -------------------

          Worldwide Consumer Healthcare net revenue increased 7% for the 2004 second quarter and 9% for the 2004 first half, exhibiting continued solid performance in the U.S. and internationally. The results were attributable to a number of factors, including global growth in the core brands CENTRUM, ADVIL and CALTRATE. The 2004 first half increase was also due to higher sales of ROBITUSSIN. Excluding the impact of foreign exchange, worldwide Consumer Healthcare net revenue increased 6% for both the 2004 second quarter and first half.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          The following table sets forth significant worldwide Consumer Healthcare net revenue by product for the three and six months ended June 30, 2004 compared with the same periods in the prior year:

                                           Three Months               Six Months
                                          Ended June 30,            Ended June 30,
                                         ----------------        --------------------
          (In millions)                   2004      2003           2004        2003
          -------------------------      ------    ------        --------    --------
          CENTRUM                        $155.4    $134.4          $294.5      $254.0
          ADVIL                           123.0      99.6           237.4       208.4
          CALTRATE                         45.0      38.7            85.0        68.9
          ROBITUSSIN                       28.9      30.4            77.3        67.0
          SOLGAR                           25.5      26.7            55.2        55.2
          ADVIL COLD & SINUS               21.4      27.9            51.6        52.5
          CHAPSTICK                        17.2      16.0            43.5        39.4
          DIMETAPP                         14.7      12.5            34.8        30.0
          ALAVERT                          15.9      30.7            33.5        51.7
          Other                           144.4     136.2           266.9       258.0
                                         ------    ------        --------    --------

          Total Consumer Healthcare      $591.4    $553.1        $1,179.7    $1,085.1
                                         ======    ======        ========    ========


          Animal Health
          -------------

          Worldwide Animal Health net revenue increased 12% for the 2004 second quarter and 16% for the 2004 first half, due primarily to higher sales of companion animal and livestock products offset, in part, by lower sales of equine products as a result of decreases in sales of WEST NILE-INNOVATOR (dosing transition and product competition).
          PROHEART products, the largest contributor to the companion animal products sales growth, had sales of $21.3 million and $35.6 million for the three and six months ended June 30, 2004 compared with $14.3 million and $21.2 million for the similar periods in the prior year. Excluding the favorable impact of foreign exchange, worldwide Animal Health net revenue increased 10% for the 2004 second quarter and 11% for 2004 first half.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          The following table sets forth worldwide Animal Health net revenue by product category for the three and six months ended June 30, 2004 compared with the same periods in the prior year:

                                          Three Months            Six Months
                                         Ended June 30,         Ended June 30,
                                        -----------------      -----------------
          (In millions)                  2004       2003        2004       2003
          -------------------------     ------     ------      ------     ------
          Livestock products             $92.5      $78.6      $176.2     $151.3
          Companion animal products       78.2       66.5       141.6      107.3
          Equine products                 43.9       48.0        91.8       94.8
          Poultry products                24.2       20.9        48.1       42.5
                                        ------     ------      ------     ------

          Total Animal Health           $238.8     $214.0      $457.7     $395.9
                                        ======     ======      ======     ======

          The following table sets forth the percentage changes in worldwide net revenue by reportable segment and geographic area compared with the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

                                              % Increase (Decrease)                           % Increase (Decrease)
                                         Three Months Ended June 30, 2004                 Six Months Ended June 30, 2004
                                    ------------------------------------------      ------------------------------------------
                                                       Foreign        Total                            Foreign        Total
                                    Volume    Price    Exchange    Net Revenue      Volume    Price    Exchange    Net Revenue
                                    ------    -----    --------    -----------      ------    -----    --------    -----------
          Pharmaceuticals
          -------------------
          United States                 8%       3%          -             11%         (2%)      5%          -              3%
          International                13%       1%          4%            18%         15%       1%          8%            24%
                                       ---      ---          --            ---         ---      ---          --            ---
          Total                        10%       2%          2%            14%          5%       3%          3%            11%
                                       ===      ===          ==            ===         ===      ===          ==            ===

          Consumer Healthcare
          -------------------
          United States                 8%      (3%)         -              5%          5%      (1%)         -              4%
          International                 3%       3%          3%             9%          7%       2%          8%            17%
                                       ---      ---          --            ---         ---      ---          --            ---
          Total                         6%       -           1%             7%          6%       -           3%             9%
                                       ===      ===          ==            ===         ===      ===          ==            ===

          Animal Health
          -------------------
          United States                 4%       7%          -             11%          7%       9%          -             16%
          International                 6%       2%          4%            12%          5%       1%          9%            15%
                                       ---      ---          --            ---         ---      ---          --            ---
          Total                         5%       5%          2%            12%          6%       5%          5%            16%
                                       ===      ===          ==            ===         ===      ===          ==            ===

          Total
          -------------------
          United States                 8%       2%          -             10%         (1%)      4%          -              3%
          International                11%       1%          4%            16%         13%       1%          8%            22%
                                       ---      ---          --            ---         ---      ---          --            ---
          Total                         9%       2%          2%            13%          5%       3%          3%            11%
                                       ===      ===          ==            ===         ===      ===          ==            ===

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          Operating Expenses
          ------------------

          Cost of goods sold, as a percentage of Net revenue, decreased to 26.8% for the 2004 second quarter compared with 27.2% for the 2003 second quarter due primarily to lower inventory and manufacturing losses and the partial reversal of the reserve provided for PREMPRO returns in the 2003 second quarter (as described in the "Certain Factors That May Affect Future Results" section, herein) in the Pharmaceuticals segment. The increase in gross margin was offset, in part, by a decrease in alliance revenue (lower sales of ALTACE) and an increase in royalty costs (higher sales of ENBREL in Europe) in the Pharmaceuticals segment. Cost of goods sold, as a percentage of Net revenue, increased to 27.0% for the 2004 first half compared with 26.2% for the 2003 first half due primarily to higher manufacturing costs and a less profitable product mix caused by lower sales of higher margin products, including the PREMARIN family of products and PREVNAR, and higher sales of lower margin products such as PROTONIX, ZOSYN/TAZOCIN and ENBREL (internationally) offset, in part, by higher sales of higher margin EFFEXOR XR, increased alliance revenue and lower inventory adjustments in the Pharmaceuticals segment.

          Selling, general and administrative expenses, as a percentage of Net revenue, decreased to 33.8% for both the 2004 second quarter and first half compared with 36.4% for the 2003 second quarter and 35.7% for the 2003 first half due primarily to lower marketing expenses in the Pharmaceuticals segment. These decreases resulted primarily from net revenue increasing at a higher rate than expenses (13% vs. 5% for the 2004 second quarter and 11% vs. 5% for the 2004 first half).

          Research and development expenses increased 17% for the 2004 second quarter and 27% for the 2004 first half primarily due to higher clinical grant spending in the Pharmaceuticals segment as a result of the initiation of several Phase 3 programs offset, in part, by lower other research operating expenses (including lower licensing expenses). The increase in research and development expenses for the 2004 first half also reflects the impact of the upfront payment and charge in the 2004 first quarter of $145.5 million made in connection with the agreement entered into between the Company and Solvay to co-develop and co-commercialize four neuroscience compounds, most notably, bifeprunox.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          Interest Expense and Other Income
          ---------------------------------

          Interest expense, net for the three and six months ended June 30, 2004 and 2003 consisted of the following:

                                           Three Months          Six Months
                                          Ended June 30,       Ended June 30,
                                          ---------------     -----------------
          (In millions)                   2004      2003       2004       2003
          ----------------------------    -----     -----     ------     ------
          Interest expense                $75.4     $72.7     $146.2     $143.8
          Interest income                 (21.4)    (18.9)     (44.8)     (38.4)
          Less: amount capitalized for
            capital projects              (22.1)    (27.9)     (42.6)     (52.5)
                                          -----     -----     ------     ------

          Total interest expense, net     $31.9     $25.9      $58.8      $52.9
                                          =====     =====     ======     ======

          Interest expense, net increased 23% for the 2004 second quarter and 11% for the 2004 first half due primarily to lower capitalized interest. Weighted average debt outstanding during the 2004 second quarter and first half was $8,146.7 million and $8,425.5 million, respectively, compared with prior year levels of $6,938.1 million and $7,176.1 million, respectively. The impact of higher weighted average debt outstanding on interest expense was offset by increases in interest income. The lower capitalized interest resulted from lower interest rates used for capitalization purposes applied against the spending for long-term capital projects in process. These projects include the new Grange Castle facility in Ireland, as well as the expansion of an existing manufacturing facility in Ireland.

          Other income, net decreased $256.8 million for the 2004 second quarter and $136.6 million for the 2004 first half primarily as a result of decreases in gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products. The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company's nutritionals products in France. The 2003 divestitures included product rights in various territories to ATIVAN, ISORDIL, DIAMOX (excluding Japan), ZIAC, ZEBETA, AYGESTIN, ANACIN and SONATA. The sales, profits and net assets of these divested products, individually or in the aggregate, were not material to either business segment or the Company's consolidated financial position or results of operations.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          Income Before Taxes
          -------------------

          The following table sets forth worldwide income before taxes by reportable segment together with the percentage changes from the comparable periods in the prior year:

                                                                   Income Before Taxes
                                    ---------------------------------------------------------------------------------
                                                Three Months                                 Six Months
                                               Ended June 30,                              Ended June 30,
                                    -------------------------------------       -------------------------------------
          (Dollars in millions)                               % Increase/                                 % Increase/
          Segment                     2004         2003        (Decrease)         2004         2003        (Decrease)
          ---------------------     --------     --------     -----------       --------     --------     -----------
          Pharmaceuticals(1)          $965.9     $1,045.2             (8%)      $1,838.0     $1,962.9             (6%)
          Consumer Healthcare          104.6        149.0            (30%)         214.1        229.2             (7%)
          Animal Health                 50.3         38.2             32%           88.0         64.4             37%
          Corporate(2)                 (57.7)      (124.2)            54%         (133.1)       634.3             -
                                    --------     --------     -----------       --------     --------     -----------

          Total(3)                  $1,063.1     $1,108.2             (4%)      $2,007.0     $2,890.8            (31%)
                                    ========     ========     ===========       ========     ========     ===========

          (1) Pharmaceuticals for the 2004 first half included a first quarter charge of $145.5 within Research and development expenses related to the upfront payment to Solvay in connection with the co-development and co-commercialization of four neuroscience compounds. Excluding the upfront payment from the 2004 first half results, but including Pharmaceuticals product divestiture gains discussed in footnote 3 below, Pharmaceuticals income before taxes increased 1%.

          (2) Corporate for the 2003 first half included a first quarter gain of $860.6 related to the sale of Amgen shares. Excluding the gain on the sale of Amgen shares from the 2003 first half results, Corporate expenses decreased 41%.

          (3) Income before taxes included $12.9 and $153.6 for the 2004 second quarter and first half, respectively, and $287.5 and $290.2 for the 2003 second quarter and first half, respectively, related to gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products. The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company's nutritionals products in France. The 2003 divestitures included product rights in various territories to ATIVAN, ISORDIL, DIAMOX (excluding Japan), ZIAC, ZEBETA, AYGESTIN, ANACIN and SONATA.

          Worldwide Pharmaceuticals income before taxes decreased 8% for the 2004 second quarter and 6% for the 2004 first half while Pharmaceuticals net revenue increased 14% for the 2004 second quarter and 11% for the 2004 first half. This difference between the decrease in income before taxes and net revenue growth is primarily attributable to higher research and development expenses related to the upfront payment to Solvay, lower other income, net related to product divestiture gains and lower gross profit margin rates earned on Pharmaceuticals net revenue in the 2004 first half.

          Worldwide Consumer Healthcare income before taxes decreased 30% for the 2004 second quarter and 7% for the 2004 first half while Consumer Healthcare net revenue increased 7% for the 2004 second quarter and 9% for the 2004 first half. This difference between the decrease in income before taxes and net revenue growth is primarily attributable to lower other income, net related to product divestiture gains and higher

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          selling and general expenses offset, in part, by higher gross profit margins earned on worldwide sales of Consumer Healthcare products.

          Worldwide Animal Health income before taxes for the 2004 second quarter and first half increased 32% and 37%, respectively. The increase in the 2004 second quarter and first half results was primarily due to higher net revenue and increased gross profit margins earned on worldwide sales of Animal Health products.

          Corporate expenses for the 2004 second quarter were $57.7 million compared with $124.2 million for the 2003 second quarter. In addition, Corporate expenses for the 2004 first half were $133.1 million compared with income before taxes of $634.3 million for the 2003 first half. Corporate income before taxes for the 2003 first half included a gain of $860.6 million from the sale of the Company's Amgen shares. Excluding this gain, Corporate expenses would have decreased 41% for the 2004 first half. The decrease was due primarily to lower general and administrative expenses related to decreased pension and employee benefit costs.

          Excluding the impact of the certain significant items discussed below, the effective tax rate increased slightly to 22.2% for the 2004 second quarter and 22.3% for the 2004 first half compared with 22.0% for both the 2003 second quarter and first half. The 2004 second quarter and first half rate was calculated assuming the benefit of certain research and development tax credits. Since the law allowing such credits expired in June 2004 and has yet to be renewed, only one-half of the annualized benefit was included in the effective tax rate calculation for the 2004 second quarter and first half.


          Consolidated Net Income and Diluted Earnings Per Share Results
          --------------------------------------------------------------

          As Reported

          Net income and diluted earnings per share for the 2004 second quarter were $827.3 million and $0.62, respectively, compared with net income and diluted earnings per share of $864.4 million and $0.65 in the prior year, decreases of 4% and 5%, respectively. Net income and diluted earnings per share for the 2004 first half were $1,577.0 million and $1.18, respectively, compared with net income and diluted earnings per share of $2,142.3 million and $1.61 in the prior year, decreases of 26% and 27%, respectively.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          Before Certain Significant Items

          Net income before certain significant items and diluted earnings per share before certain significant items exclude from net income and diluted earnings per share, respectively, the following:

          o    2004 first quarter upfront payment to Solvay; and

          o 2003 first quarter gain related to the Company's liquidation of Amgen shares received in connection with Amgen's acquisition of Immunex.

          The Company's management uses both generally accepted accounting principles (GAAP) and non-GAAP measures to manage and evaluate the Company's performance and believes it is appropriate to disclose these non-GAAP measures to assist investors with analyzing business performance and trends. However, these measures should not be considered in isolation or as a substitute for the results of operations and diluted earnings per share prepared in accordance with GAAP. The Amgen gain and previous gains related to the Immunex/Amgen common stock transactions have been excluded due to the fact that the Company had not previously nor does it currently hold a position for investment purposes in an entity that, if acquired by another entity, would impact the Company's financial position or results of operations to the significant extent of the Immunex/Amgen common stock transactions. Additionally, the significant upfront payment related to the co-development and co-commercialization of the four neuroscience compounds being developed with Solvay was immediately expensed and included in Research and development expenses. Excluding the payment from the Company's results provides a better view of operations for this accounting period.

          Net income before certain significant items and diluted earnings per share before certain significant items for the 2004 first half were $1,671.6 million and $1.25, respectively, compared with $1,583.6 million and $1.19 for the 2003 first half. The increases were due primarily to higher net revenue and lower selling, general and administrative expenses, as a percentage of net revenue, offset, in part, by higher costs of goods sold, as a percentage of net revenue, higher research and development spending and lower other income, net related to product divestiture gains.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          A reconciliation of net income and diluted earnings per share as reported under GAAP to net income and diluted earnings per share before certain significant items is presented in the following table:

                                                                              Net Income
                                                              --------------------------------------------
                                                                Three Months              Six Months
                                                               Ended June 30,           Ended June 30,
                                                              -----------------      ---------------------
          (In millions)                                        2004       2003         2004         2003
          -----------------------------------------------     ------     ------      --------     --------
          As reported                                         $827.3     $864.4      $1,577.0     $2,142.3

          Gain on sale of Amgen shares(1)                        -          -             -         (558.7)

          Co-development / co-commercialization charge(2)        -          -            94.6          -
                                                              ------     ------      --------     --------

          As adjusted, before certain significant items       $827.3     $864.4      $1,671.6     $1,583.6
                                                              ======     ======      ========     ========

                                                                       Diluted Earnings per Share
                                                              --------------------------------------------
                                                                Three Months              Six Months
                                                               Ended June 30,           Ended June 30,
                                                              -----------------      ---------------------
                                                               2004       2003         2004         2003
          -----------------------------------------------     ------     ------      --------     --------
          As reported                                          $0.62      $0.65         $1.18        $1.61

          Gain on sale of Amgen shares(1)                        -          -             -          (0.42)

          Co-development / co-commercialization charge(2)        -          -            0.07          -
                                                              ------     ------      --------     --------

          As adjusted, before certain significant items        $0.62      $0.65         $1.25        $1.19
                                                              ======     ======      ========     ========

          (1) The 2003 first half included a first quarter gain of $860.6 ($558.7 after-tax or $0.42 per share-diluted) related to the sale of 31,235,958 shares of the Company's Amgen common stock holdings.

          (2) The 2004 first half included a first quarter charge of $145.5 ($94.6 after-tax or $0.07 per share-diluted) within Research and development expenses related to the upfront payment to Solvay.


          Gains from product divestitures are not considered certain significant items because they constitute an integral part of the Company's analysis of divisional performance. However, they are important to understanding changes in our reported net income. Product divestiture gains for the 2004 second quarter and first half were $12.9 million and $153.6 million, respectively, compared with $287.5 million and $290.2 million for the 2003 second quarter and first half. Excluding the gains from product divestitures and the certain significant items described above, net income and diluted earnings per share were $818.3 million and $0.61, respectively, for the 2004 second quarter and $1,570.1 million and $1.17 for the 2004 first half as compared with $677.4 million and $0.51, respectively, for the 2003 second quarter and $1,394.9 million and $1.05 in the 2003 first half.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          Liquidity, Financial Condition and Capital Resources
          ----------------------------------------------------

          Cash flows provided by operating activities totaling $1,204.9 million during the 2004 first half were generated primarily by net earnings of $1,577.0 million, offset, in part, by payments of $588.1 million for working capital requirements and payments of $255.2 million relating to the diet drug litigation (see Note 7 to the consolidated condensed financial statements).

          During the 2004 first half, the Company used $589.2 million of cash for investments in property, plant and equipment and $959.5 million of cash for purchases of marketable securities. In addition, the Company received investment proceeds through the sales and maturities of marketable securities of $374.6 million and the sales of assets totaling $315.9 million. The capital expenditures made during the 2004 first half were consistent with the Company's commitment to expand existing manufacturing and research and development facilities worldwide, and to build new biotechnology facilities.

          The Company's financing activities included repayments of debt totaling $1,506.7 million and dividend payments of $613.3 million.

          At June 30, 2004, the Company had outstanding $7,926.7 million in total debt, which consisted of notes payable and other debt. Maturities of the Company's obligations as of June 30, 2004 are set forth below.

                                        Less than                                  Over
          (In millions)        Total       1 year    1-3 years    4-5 years     5 years
          -------------     --------    ---------    ---------    ---------    --------

          Total debt        $7,926.7       $334.7       $307.1        $18.0    $7,266.9

          The following represents the Company's credit ratings as of June 30, 2004 and as of August 2, 2004:

                                           Moody's                  S&P                Fitch
                                  ----------------     ----------------     ----------------
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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


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

          In early March 2004, the NIH announced preliminary findings from the estrogen-only arm of the WHI study and that it had decided to stop the study because they believed that the results would not likely change during the period until completion of the study in 2005 and the increased risk of stroke seen in the treatment arm could not be justified by what could be learned in an additional year of treatment. NIH concluded that estrogen alone does not appear to affect (either increase or decrease) coronary heart disease and did not increase the risk of breast cancer. In addition, NIH found an association with a decrease in the risk of hip fracture. This increased risk of stroke was similar to the increase seen in the HT subset of the WHI study. NIH also stated that analysis of preliminary data from the separate Women's Health Initiative Memory Study (WHIMS) showed an increased risk of probable dementia and/or mild cognitive impairment in women age 65 and older when data from both the PREMARIN and PREMPRO arm were pooled. The study also reported a trend towards increased risk of possible dementia in women treated with PREMARIN alone. WHIMS data published in the Journal of American Medical Association (JAMA) in June 2004 and in a separate report published in JAMA at the same time indicated that HT did not improve cognitive impairment and may adversely affect it in some women. The Company will work with the FDA to update the labeling for its HT products to include the latest data.

          Sales of PREMPRO and other PREMARIN family products have been and will continue to be adversely affected by the WHI results. Based on the most recent available market data, average weekly prescriptions written for PREMPRO and PREMARIN decreased approximately 77% and 54%, respectively, compared with the average weekly prescriptions written during the eight-week period preceding the 2002 termination of the study subset.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          Set forth below are individual product operating results for Prempro/Premphase and Premarin for the three and six months ended June 30, 2004 and 2003:

                                          Prempro/Premphase
                             -----------------------------------------
                               Three Months             Six Months
                              Ended June 30,          Ended June 30,
                             -----------------       -----------------
          (In millions)       2004       2003         2004       2003
          -------------      ------     ------       ------     ------
          Net revenue         $59.7      $22.1       $117.0     $165.0
          Gross profit         46.5       (8.4)        90.2      115.1


                                              Premarin
                             -----------------------------------------
                               Three Months             Six Months
                              Ended June 30,          Ended June 30,
                             -----------------       -----------------
          (In millions)       2004       2003         2004      2003
          -------------      ------     ------       ------     ------
          Net revenue        $163.0     $254.5       $371.6     $514.3
          Gross profit        131.7      223.5        310.0      456.7


          The Company recorded a $60.0 million reserve in the 2003 second quarter for anticipated returns in connection with a projected shift in prescriptions toward the approved lower dosage forms of PREMPRO. This $60.0 million reserve was calculated by reviewing wholesalers' inventory levels as of June 30, 2003, after deducting projected PREMPRO sales by wholesalers using the first-in, first-out (FIFO) method and excluding "out of date" inventory (it is the Company's policy to accept returns of product with expiration dates of six months or less). Due to higher than anticipated sales of the original formulations of PREMPRO, a portion of the inventory previously reserved was sold by wholesalers. Based on current demand forecasts, wholesalers' inventory levels and expiration dating of the remaining inventory held by the wholesalers, the Company reduced the reserve by $20.0 million in the 2004 second quarter. The remaining reserve, which approximated $40.0 million at June 30, 2004, is expected to fully reserve the value of the remaining inventory. The Company will continue to monitor the adequacy of this reserve.


          Competition

          The Company operates in the highly competitive pharmaceutical and consumer health care industries. PREMARIN, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products PREMPRO and PREMPHASE (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate) are the leaders in their categories and contribute significantly to net revenue and results of operations. PREMARIN's natural composition is not subject to patent protection (although PREMPRO has patent protection). PREMARIN, PREMPRO and PREMPHASE are

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          indicated for the treatment of certain menopausal symptoms. They also are approved for the prevention of osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Their use for that purpose in women without symptoms should be limited to cases where non-hormonal treatments have been seriously considered and rejected. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. New products containing different estrogens and/or different progestins than those found in PREMPRO and PREMPHASE, utilizing various forms of delivery and having many forms of the same indications, also have been introduced. Some companies have also attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the FDA announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. One other company has announced that it has applied for FDA approval of a generic version of PREMARIN derived from the same natural source. Following a bench trial in November 2002, a federal court found, in an order issued on October 2, 2003, that the company which had developed the estrogens to be used in this product, Natural Biologics, Inc., had misappropriated certain of the Company's trade secrets relating to the manufacture of PREMARIN. The court has entered a permanent injunction that, inter alia, bars Natural Biologics, Inc. from using the misappropriated trade secrets and from engaging in the research, development, production or manufacture of estrogens from urine. Wyeth v. Natural Biologics, Inc., et al., No. 98-2469 (JNE/JGL), U.S.D.C., D. Minn. Natural Biologics, Inc. has filed an appeal from the court's injunction. The Company cannot predict the timing or outcome of the appeal or other efforts by any other company to seek FDA approval for generic versions of PREMARIN.

          On August 4, 2004, Eli Lilly received FDA approval for its new antidepressant, CYMBALTA, which, like EFFEXOR XR, inhibits the uptake of serotonin and norepinephrine in the brain. It is unclear what effect this new drug may have on EFFEXOR XR sales. Growth in overall usage in atidepressants in the United states appears to be slowing for a variety of reasons. EFFEXOR continues to outperform the overall category, but the Company cannot be certain that trend will continue.


          Product Supply

          Market demand for ENBREL is strong; however, the sales growth had been constrained by limits on the existing source of supply. In December 2002, the retrofitted Rhode

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          Island facility owned by Amgen was completed and manufacturing production was approved by the FDA. Consequently, manufacturing capacity for ENBREL significantly increased in 2003. Market demand has continued to grow and additional manufacturing supply is projected to be required. In April 2002, Immunex (prior to being acquired by Amgen) announced it entered into a manufacturing agreement with Genentech, Inc. to produce ENBREL beginning in 2004, subject to FDA approval. Although production is still expected in 2004 under this arrangement, certain milestones under the manufacturing agreement, including obtaining FDA approval for the manufacturing process, have not been met in the planned timeframe. The current plan for the longer term includes an additional manufacturing facility, which is being constructed by the Company in Ireland, and increased capacity at the Rhode Island facility, both of which are expected to be completed during 2005.

          As a result of delays in product availability of PREVNAR due to a late 2003 shutdown of the filling lines at the Company's Pearl River, New York facility as well as other manufacturing and testing issues, product availability was constrained in all markets through the first half of 2004. During the first quarter of 2004, the Centers for Disease Control and Prevention (CDC) issued interim recommendations to defer administration of the 3rd and 4th doses for healthy children. Due to increased product availability, the CDC revised these recommendations in early July to recommend that Health Care Providers defer only the 4th dose for healthy children and initiate efforts to vaccinate those children who had the 3rd dose deferred. In March of 2004, the European Agency for the Evaluation of Medicinal Products issued interim dosing recommendations to reduce usage. To date these recommendations have not been revised. Capacity should be enhanced overall in 2004 due to internal improvements and the FDA approval of a third party filling facility in the second quarter of 2004. The Company continues to believe 2004 production will exceed the 2003 level of 20 million doses.


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


          Litigation and Contingent Liabilities

          The Company is involved in various legal proceedings, including product liability and environmental matters that arise from time to time in the ordinary course of business, the most significant of which are described in the Company's Annual Report on Form 10-K

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          for the year ended December 31, 2003, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, interim Current Reports filed on Form 8-K, and this Quarterly Report on Form 10-Q. These include allegations of injuries caused by drugs, vaccines and over-the-counter products, including PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen"), REDUX, the prior formulation of DIMETAPP, the prior formulation of ROBITUSSIN, PREMPRO and PREMARIN, among others. In addition, the Company has responsibility for environmental, safety and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund.

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004



          o the benefits that we expect will result from our business activities and certain transactions we announced or completed, such as increased revenues, decreased expenses, and avoided expenses and expenditures;
          o statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts;
          o the timing and successfulness of research and development activities;
          o    trade buying patterns;
          o    the impact of competitive or generic products;
          o the impact of changes in generally accepted accounting principles;
          o costs related to product liability, patent protection, government investigations and other legal proceedings;
          o our ability to protect our intellectual property, including patents;
          o the impact of legislation or regulation affecting pricing, reimbursement or access, both in the United States and internationally;
          o    the impact of managed care or health care cost-containment;
          o governmental laws and regulations affecting our U.S. and international businesses, including tax obligations and results of tax audits;
          o    environmental liabilities;
          o the accuracy of our estimates and assumptions utilized in our critical accounting policies;
          o the future impact of presently known trends, including those with respect to product performance and competition;
          o    future demand for our products;
          o    anticipated changes in product mix;
          o anticipated developments relating to sales of PREMPRO/PREMARIN family of products and ENBREL and PREVNAR product supply;
          o    anticipated amounts of future contractual obligations; and
          o the potential impact of litigation including litigation, inter alia, relating to PREMPRO, PREMARIN, the prior formulation of ROBITUSSIN and the prior formulation of DIMETAPP; the nationwide class action settlement relating to REDUX and PONDIMIN; and additional litigation charges related to REDUX and PONDIMIN, including those for opt outs from the national settlement.

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


          cause the Company's actual results to differ materially from expected and historical results:

          Economic factors over which we have no control such as changes in business and economic conditions, including, but not limited to, inflation and fluctuations in interest rates, foreign currency exchange rates and market value of our equity investments and any impacts of war or threatened or actual terrorist activity;

          Interruptions of computer and communication systems including computer viruses, that could impair the Company's ability to conduct business and communicate internally or with its customers;

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

          Competitive factors, such as (i) new products developed by our competitors that have lower prices or superior performance features or that are otherwise competitive with our current products; (ii) technological advances and patents attained by our competitors; (iii) changes in promotional regulations or practices; (iv) development of alternative therapies; (v) potential generic competition for PREMARIN and for other health care products as such products mature and patents or marketing exclusivity expire on such products; (vi) problems with licensors, suppliers and distributors; (vii) business combinations among our competitors and major customers; and (viii) ability to attract and retain management and other key employees;

          Government laws and regulations affecting U.S. and international operations, including (i) trade, monetary and fiscal policies and taxes; (ii) price controls, or reimbursement or access policies; (iii) drug importation legislation; (iv) changes in governments and legal systems; (v) tax obligations and results of tax audits; and (vi) regulatory approval processes affecting approvals of products and licensing, including, without limitation, uncertainties of the FDA approval process that may delay or prevent the approval of new products and result in lost market opportunity;

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
                 Three Months and Six Months Ended June 30, 2004


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

          Legal difficulties, any of which can preclude or delay commercialization of products or adversely affect profitability, such as (i) product liability litigation related to our products including, without limitation, litigation associated with the prior formulation of DIMETAPP, the prior formulation of ROBITUSSIN, PREMPRO, PREMARIN, and our former diet drug products, REDUX and PONDIMIN; (ii) claims asserting violations of antitrust, securities, or other laws; (iii) tax matters; (iv) intellectual property disputes or changes in intellectual property legal protections and remedies; (v) environmental matters, including obligations under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund; and (vi) complying with the consent decree with the FDA;

          Fluctuations in buying patterns of major distributors, retail chains and other trade buyers which may result from seasonality, pricing, wholesaler buying decisions or other factors;

          Changes in accounting standards promulgated by the Financial Accounting Standards Board, the Emerging Issues Task Force, the Securities and Exchange Commission, and the American Institute of Certified Public Accountants, which may require adjustments to our financial statements; and

          The other factors identified above under "Certain Factors that May Affect Future Results."

          This list should not be considered an exhaustive statement of all potential risks and uncertainties.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

          The market risk disclosures appearing on page 70 of the Company's 2003 Annual Report as incorporated by reference in the Form 10-K have not materially changed from December 31, 2003. At June 30, 2004, the fair values of the Company's financial instruments were as follows:

                                                     Carrying         Fair
                                    Notional/         Value           Value
          (In millions)             Contract         ----------------------
          Description                Amount           Assets (Liabilities)
          ---------------------     ---------        ----------------------
          Forward contracts (1)      $1,453.7           $(2.8)        $(2.8)
          Option contracts (1)          657.2           (11.8)        (11.8)
          Interest rate swaps         5,300.0           (49.5)        (49.5)
          Outstanding debt (2)        7,976.3        (7,926.7)     (8,246.8)


          (1) If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net payable on the forward and option contracts would decrease or increase by approximately $113.9.

          (2) If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $667.3.

          The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of forward contracts and interest rate swaps reflects the present value of the future potential loss if settlement were to take place on June 30, 2004; the fair value of option contracts reflects the present value of future cash flows if the contracts were settled on June 30, 2004; and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of June 30, 2004.


Item 4.   Controls and Procedures
          -----------------------

          As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are reasonably effective in design and practice to alert them, in a timely manner, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. During the 2004 second quarter, there were no changes in the Company's internal control over financial reporting or in other factors that could materially affect the Company's internal control over financial reporting, nor were any corrective actions required to be taken by the Company with regard to significant deficiencies or material weaknesses in internal control over financial reporting.

                           Part II - Other Information
                           ---------------------------

Item 1.   Legal Proceedings
          -----------------

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which have been described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and items filed in Current Reports on Form 8-K in 2004.

          The REDUX and PONDIMIN diet drug litigation is discussed in greater detail in Note 7 to the consolidated condensed financial statements, under the caption "Contingencies and Commitments."

          Through June 30, 2004, payments into the REDUX and PONDIMIN national settlement funds, individual settlement payments, legal fees and other costs totaling $13,338.7 million were paid and applied against the litigation accrual. At June 30, 2004, $3,261.3 million of the litigation accrual remained.

          In a joint motion filed in the U.S. District Court for the Eastern District of Pennsylvania on May 4, 2004, the Company, counsel for the plaintiff class in the nationwide settlement and counsel for a number of individual class members moved to stay for 60 days the processing and payment of Level I and Level II matrix claims and certain associated court proceedings. That motion was granted by the court on May 10, 2004. The stay was intended to provide the parties with an opportunity to draft and submit to the court a Seventh Amendment to the settlement agreement that would create a new claims processing structure, funding arrangement and payment schedule for these claims. On July 13, 2004 the District Court extended the stay, which had expired on July 9, 2004, until July 21, 2004. On July 21, the parties informed the Court that an agreement had been reached on the terms of the proposed Seventh Amendment and that the parties had placed the signed agreement in escrow with the Court's Special Master while the parties finalized the exhibits to the agreement, including the proposed Form of Notice to the class. At the parties' request, the Court extended the stay on the processing and payment of Level I and Level II claims until August 4, 2004. On August 5, the stay was again extended, through August 10, 2004. If the parties file a motion for preliminary approval of the proposed Seventh Amendment by August 10, the stay will automatically be extended until the District Court enters an order granting or denying that motion.

          The proposed Seventh Amendment would require preliminary court approval, notice to the class and an opportunity for class members to opt out of the Seventh Amendment process, final agreement by the Company following the opt out period, trial court approval and final judicial approval. If finalized and approved, the proposed Seventh Amendment would include the following key terms:

          o The amendment would create a new Supplemental Fund, to be administered by a Fund Administrator who will be appointed by the District Court and who will process the Level I and Level II matrix claims;

          o The Company would make initial payments of up to $50.0 million to facilitate the establishment of the Supplemental Fund. Following approval by the federal court overseeing the settlement and any appellate courts, the Company would make an initial payment of $400.0 million. The timing of additional payments would be dictated by the rate of review and payment of claims by the Fund Administrator. The Company would ultimately deposit a total of $1,275.0 million, net of certain credits, into the Supplemental Fund;

          o All current matrix Level I and II claimants who qualify under the Seventh Amendment, who pass the Settlement Fund's medical review and who otherwise satisfy the requirements of the settlement would receive a pro rata share of the $1,275.0 million Supplemental Fund, after deduction of certain expenses and other amounts from the Supplemental Fund. The pro rata amount would vary depending upon the number of claimants who pass medical review, the nature of their claims, their age and other factors. A Seventh Amendment participant who does not qualify for a payment after such medical review would be paid $2,000 from the Supplemental Fund;
;
          o Participating class members who would in the future have been eligible to file Level I and Level II matrix claims would be eligible to receive a $2,000 payment from the settlement Trust; such payments would be funded by the Company apart from its other funding obligations under the national settlement;

          o If the participants in the Seventh Amendment have surgery or other more serious medical conditions on Matrix Levels III-V by the earlier of fifteen years from the date of their last diet drug ingestion or by December 31, 2011, they would remain eligible to submit claims to the existing settlement Trust and be paid the current matrix amounts if they qualify for such payments under terms modified by the Seventh Amendment. In the event the existing settlement Trust is unable to pay those claims, the Company would guarantee payment; and

          o Class members would have the right to opt out of the Seventh Amendment and to remain bound by the terms of the existing national settlement. The Company, however, would have the right to withdraw from the Seventh Amendment if participation by class members is inadequate or for other reasons. All class members who participate in the Seventh Amendment would give up any further opt-out rights. Approval of the Seventh Amendment would also preclude any lawsuits by the Trust or the Company to recover any amounts previously paid to class members by the Trust, as well as terminate the Claims Integrity Program as to all claimants who do not opt out of the Seventh Amendment.

          There can be no assurance that the Company will ultimately proceed with the amendment (based upon the level of participation in the amendment or for other reasons), or that the amendment will be approved by the court and upheld on appeal.

          As of July 19, 2004, approximately 53,000 individuals who had filed Intermediate or Back-End opt out forms had served lawsuits on the Company. The claims of approximately 42% of the plaintiffs in the Intermediate and Back-End opt out cases served on the Company are pending in federal court, with approximately 36% pending in state courts. The claims of approximately 22% of the Intermediate and Back-End opt out plaintiffs have been removed from state courts to federal court, but are still subject to a possible remand to state court. The Company expects to challenge vigorously all

          Intermediate and Back-End opt out claims of questionable validity or medical eligibility and a number of cases have already been dismissed on eligibility grounds. However, the total number of filed lawsuits that meet the settlement's opt out criteria will not be known for some time. As a result, the Company cannot predict the ultimate number of purported Intermediate or Back-End opt outs that will satisfy the settlement's opt out requirements, but that number could be substantial. As to those opt outs who are found eligible to pursue a lawsuit, the Company also intends to vigorously defend these cases.

          On July 27, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the Intermediate opt out cases of Istnick v. Wyeth, et al., No. 021200268, and Clepper v. Wyeth, et al., No. 021202456, returned a verdict finding that plaintiff Istnick had not been damaged by her use of PONDIMIN and that plaintiff Clepper had been damaged in the amount of $48,000 by the use of PONDIMIN. The Istnick case was thereupon dismissed and the parties resolved the Clepper case. On July, 30, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the Intermediate opt out case of Cannon v. Wyeth, et al., No. 021201534, returned a defense verdict finding that plaintiff Cannon had not proven that she had valvular heart disease. The Istnick/Clepper and the Cannon cases were tried under a reverse bifurcation procedure, in which the parties first try the issue of the plaintiff's alleged injury and damages, and only proceed to a trial of the Company's liability for the jury's award if any damages are found. Because the Istnick/Clepper and Cannon cases were resolved by the damage phase, the cases did not proceed to the liability phase. On August 6, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the combined Back-End opt out cases of Davis v. Wyeth, et al., No. 021101477, Sidwell v. Wyeth, et al., No. 021101431, Roberts v. Wyeth, et al., No. 021102564, May v. Wyeth, et al., No. 021103564, and Rogowski v. Wyeth, et al., No. 021201594 returned a verdict in favor of the plaintiffs, awarding plaintiff Davis $1,000 in damages and the remaining plaintiffs $750 each in damages.

          On April 27, 2004, a jury in Beaumont, Texas hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson Cty., TX, returned a verdict in favor of the plaintiffs for $113.353 million in compensatory damages and $900.0 million in punitive damages for the wrongful death of the plaintiffs' decedent, allegedly as a result of PPH caused by her use of PONDIMIN. On May 17, 2004, the trial court entered judgment on behalf of the plaintiffs for the full amount of the jury's verdict, as well as $4.2 million in pre-judgment interest and $188,737 in guardian ad litem fees. On July 26, 2004, the trial court denied in their entirety the Company's motions for a new trial or for judgment notwithstanding the verdict, including the Company's request for application of Texas's statutory cap on punitive damage awards. The Company intends to file an appeal from the judgment entered by the trial court and believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. In connection with its appeal, the Company will be required to post a bond, which, under Texas law, may not exceed $25.0 million. The appeal process is expected to take one to two years at a minimum.

          As of July 16, 2004, the Company was a defendant in approximately 350 lawsuits in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the Company and not the Trust). Approximately 75 of these cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 50 of these cases the Company expects the PPH claims to be voluntarily dismissed by the claimants (although they may continue to pursue other claims). In approximately 45 of these cases the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the claimants meet the definition of PPH under the national settlement. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends vigorously to defend those PPH cases that cannot be resolved prior to trial.

          In the litigation involving PREMARIN and PREMPRO, the Company's estrogen and estrogen/progestin therapies, respectively, four additional putative class action lawsuits have been filed. Three of the new class actions have been filed in West Virginia. The putative class representative in Michael, et al. v. Wyeth Pharmaceuticals, Inc., et al., No. 2:04-0435 (U.S.D.C., S.D. W.Va.), seeks to represent a class of all women in the United States who ingested prescription hormone therapy (HT) medication prior to July 9, 2002 and allegedly suffered personal injury as a result. Compensatory and punitive damages are sought. The putative class representative in Green, et al.
          v. Wyeth, Inc., et al., No. 3:04-0700 (U.S.D.C., S.D. W.Va.), seeks to represent a class of all residents of Arizona, California, Georgia, Illinois, Indiana, Ohio, Oregon, Pennsylvania, Texas and West Virginia who used HT and allegedly suffered personal injuries, as well as all residents of other states who were prescribed the product by a physician licensed and practicing in one of the 10 specified states or who were injured by the product in one of those states. Compensatory damages, medical monitoring costs and punitive damages are sought. The putative class representatives in Barker, et al. v. Wyeth, et al., No. 04-C-1932 (U.S.D.C., S.D. W.Va.) are seeking to represent a class of West Virginia women who used HT and allegedly suffered personal injuries, as well as all residents of other states who were prescribed HT by a physician licensed and practicing in West Virginia or who received patient information about HT that had been provided by one or more of the defendants to West Virginia physicians. Compensatory damages, medical monitoring costs and punitive damages are sought. The fourth new class action, Vitanza, et al. v. Wyeth, Inc., et al., No. ATL-L-2093-04 (N.J. Super. Ct., Atlantic Cty.), seeks certification of a class of New Jersey residents who have used PREMPRO and are not suffering from breast cancer or coronary heart disease, but are allegedly at increased risk for such diseases. Medical monitoring is the sole form of relief sought. The Company is currently defending approximately 1,870 actions in various courts for personal injuries allegedly arising out of the use of PREMARIN or PREMPRO, including breast cancer, stroke and heart disease. Together, these cases assert claims on behalf of approximately 3,136 women allegedly injured by PREMPRO or PREMARIN.

          On July 9, 2002, interim findings from the Women's Health Initiative
          (WHI) study evaluating HT were released. The estrogen plus progestin arm of the study (in which the Company's PREMPRO product was used as the study drug) was stopped early because of findings of slightly increased risks of breast cancer, stroke and coronary heart disease among the women taking the drug compared to those in the placebo group. The arm of the study relating to the Company's PREMARIN conjugated estrogens product continued through March 2004 when the National Institutes of Health (NIH) announced preliminary findings from the estrogen-only arm of the WHI study and that it had decided to stop the study because they believed that the results would not likely change during the period until completion of the study in 2005 and the increased risk of stroke seen in the treatment arm could not be justified by what could be learned in an additional year of treatment. NIH concluded that estrogen alone did not appear to affect (either increase or decrease) coronary heart disease and did not increase the risk of breast cancer. In addition, NIH found an association with a decrease in the risk of hip fracture. This increased risk of stroke was similar to the increase seen in the HT subset of the WHI study. Data from the Women's Health Initiative Memory Study (WHIMS) showed an increased risk of probable dementia and/or mild cognitive impairment in women age 65 and older when data from both the PREMARIN and PREMPRO arm were pooled. The study also reported a trend towards increased risk of possible dementia in women treated with PREMARIN alone. WHIMS data published in the Journal of American Medical Association (JAMA) in June 2004 and in a separate report published in JAMA at the same time indicated that HT did not improve cognitive impairment and may adversely affect it in some women. The Company will work with the FDA to update the labeling for its HT products to include the latest data.

          In the litigation involving the Company's cough/cold products that contained the ingredient phenylpropanolamine (PPA), the Company is currently a named defendant in approximately 741 lawsuits (on behalf of a total of approximately 1,234 plaintiffs). Seventeen PPA cases involving the Company are currently scheduled for trial during 2004.

          In the litigation alleging that the administration of one or more vaccines containing thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism, the Company has been served with 367 lawsuits in various state and federal courts involving 942 vaccine recipients. Of those 942 vaccine recipients, 479 have also filed petitions for compensation in the United States Court of Federal Claims under the provisions of the federal Vaccine Compensation Act (the Vaccine Court). Of these 479 Vaccine Court petitioners, 42 have withdrawn from Vaccine Court (32 of whom are currently proceeding with lawsuits against the Company), and 407 of those currently proceeding in Vaccine Court have had their petitions in that Court pending for over 240 days. Absent a Vaccine Court judgment, Vaccine Court petitioners are first eligible to withdraw from Vaccine Court 240 days after they file their petitions. Currently there are over 4,000 petitions pending as part of an Omnibus Autism Proceeding in Vaccine Court, but it is unknown how many of those petitioners received one or more vaccines manufactured and distributed by the Company.

          Broadview Pharmacy, a retail pharmacy located in Toronto, Canada, has filed an application for leave to file a private application for remedial relief with Canada's Competition Tribunal against Wyeth Canada under Section 75 of Canada's Competition Act. The application alleges that Wyeth Canada has refused to supply the pharmacy with Wyeth Canada's prescription pharmaceutical products. Pursuant to Canada's Competition Act, Broadview Pharmacy, if ultimately successful in obtaining leave and proceeding with an application, may obtain an order requiring Wyeth Canada to deal with Broadview on Wyeth Canada's ordinary and customary terms, but would not be entitled to monetary damages.

          The Company has been named as a defendant in an action brought by Compass Marketing, Inc. alleging that Schering-Plough Corporation and Wyeth Consumer Healthcare violated federal and state antitrust laws and state common laws by allegedly engaging in certain collusive practices regarding commission rates and credit terms. Compass Marketing, Inc. v. Schering-Plough Corp., et al., No. 1:04-CV-1663, U.S.D.C., D. Md. Compass Marketing is a former Wyeth Consumer Healthcare broker that provided brokerage services for a small segment of the over-the-counter drug business. The complaint seeks treble damages under the federal antitrust laws, as well as punitive and exemplary damages on the state common law claims. The Company has answered the complaint denying the allegations and asserted a counterclaim for breach of contract. The complaint stems from the same allegations that Compass Marketing, Inc. made to the Antitrust Division of the Department of Justice.

          The Company has been named as a defendant, along with other pharmaceutical manufacturers, in seven civil actions in Minneapolis, Minnesota federal District Court alleging that the defendant companies violated federal antitrust statutes and certain state antitrust, consumer protection and unfair trade practice laws by unlawfully agreeing to engage in conduct to prevent U.S. consumers from purchasing defendants' prescription drugs from Canada. Iverson, et al.
          v. Pfizer, Inc., et al., No. 0:04-CV-02724, U.S.D.C., D. Minn.; Schafer, et al. v. Pfizer, Inc., et al., No. 0:04-CV-2763, U.S.D.C.,
          D. Minn.; Noonan, et al. v. Pfizer, Inc., et al., No. 0:04-CV-2898, U.S.D.C., D. Minn.; Koch, et al. v. Pfizer, Inc., et al., No. 0:04-CV-2899, U.S.D.C., D. Minn.; United Senior Action of Indiana, et al. v. Pfizer, Inc. et al., No. 0:04-CV-2931, U.S.D.C., D. Minn.; Mills, et al. v. Pfizer, Inc., et al., No. 0:04-CV-3143, U.S.D.C., D. Minn.; Central Laborers Welfare Fund, et al. v. Pfizer, Inc., et al., No. 0:04-CV-3198, U.S.D.C., D. Minn. These actions are purported class actions filed on behalf of indirect purchasers of the pharmaceutical companies' products. These plaintiffs claim that, as a result of the alleged unlawful agreement, the purported class members have paid higher prices for the defendants' pharmaceutical products than in the absence of the alleged agreement. The complaints seek various forms of relief, including damages, treble damages, restitution, disgorgement, injunctive relief and attorneys' fees.

          The Company, along with 43 other pharmaceutical manufacturers, has been named as a defendant in a suit filed by the City of New York. City of New York v. Abbott Laboratories, Inc., et al. U.S.D.C., S.D.N.Y. No. 04-CV-06054. The complaint, which has not yet been served on Wyeth, alleges that all the defendants caused plaintiff to overpay for prescription drugs by inflating their Average Wholesale Prices
          (AWP), which determine the initial Medicaid price for the drugs, and by deliberately miscalculating their Best Price (BP) and Average Manufacturer's Price (AMP), which are used to calculate Medicaid rebates. Plaintiff seeks compensatory and punitive damages, as well as an accounting for all New York City drug purchases from 1992 to date. Plaintiff's counsel is also prosecuting similar suits on behalf of Suffolk, Rockland and Westchester counties in New York state, in which cases the Company is already named as a defendant.

          The Company has received notifications from Teva Pharmaceuticals USA
          (Teva), Sandoz, Inc. and Sun Pharmaceutical Advanced Research Centre Limited that Abbreviated New Drug Applications had been filed with the FDA seeking approval to market generic pantoprazole sodium 20 mg and 40 mg delayed release tablets. Pantoprazole sodium is the active ingredient used in PROTONIX. The Orange Book lists two patents in connection with PROTONIX tablets. The first of these patents covers pantoprazole and expires in July 2010. The other listed patent is a formulation patent and expires in December 2016. Wyeth's licensing partner Altana Pharma AG (Altana) is the owner of these patents. In May 2004, Altana and the Company filed a lawsuit against Teva in the U.S. District Court for the District of New Jersey, Docket No. 2:04-CV-02355, alleging infringement of the patent expiring in 2010. The Company intends, and is informed that Altana intends, to pursue the causes of action under this litigation vigorously.

          Boston Scientific brought a patent infringement lawsuit against Cordis, seeking to enforce a patent on stent coatings against Cordis' CYPHER sirolimus drug-eluting stent, Boston Scientific Scimed v. Cordis, Docket No. 03-283, U.S.D.C., D. Del. In an earlier filed action, Cordis sued Boston Scientific seeking to enforce Cordis' stent architecture patent. In the respective actions, both Boston Scientific and Cordis sought a preliminary injunction against the other. On November 21, 2003, the District Court denied both motions for preliminary injunction. Cordis appealed the denial of the injunction against Boston Scientific to the U.S. Court of Appeals for the Federal Circuit. In May 2004, the appellate court affirmed the District Courts' denial of the preliminary injunction. The case is scheduled for trial in 2005. Although the Company is not a party to this litigation, if Cordis were to be enjoined from selling the CYPHER stent, the Company could lose licensing income. Cordis has advised the Company that it intends to vigorously defend this litigation.

          The Company is cooperating in responding to the subpoena served on the Company on January 21, 2004 from the U.S. Office of Personnel Management, Office of the Inspector General, requesting certain documents related to EFFEXOR. The subpoena requests documents related principally to educating or consulting with physicians, as well as marketing or promotion of EFFEXOR to physicians or pharmacists from January 1, 1997 to September 30, 2003. Other manufacturers of psychopharmacologic products have also received subpoenas.

          The Company has settled the Notice of Violation served by the Office of Federal Contract Compliance Programs alleging disparities in pay between men and women in certain job classifications and inadequate systems to check for such disparities. Under the Settlement Agreement, the Company has agreed to perform a self-audited review of compensation of all female exempt employees at the Company's offices in Collegeville, Pennsylvania.

          Under the Settlement Agreement, no compensation adjustments for any time period in the past are necessary.

          In the litigation involving allegations that the Company violated federal and state antitrust laws through the use of alleged exclusive contracts and "disguised exclusive contracts" with managed care organizations and pharmacy benefit managers concerning PREMARIN, United States District Judge Sandra S. Beckwith has granted the indirect-purchasers' motion for class certification. Ferrell, et al.
          v. Wyeth-Ayerst Labs., Inc., Civ. A. No. C-1-01-634, U.S.D.C., S.D. Oh. Additionally, the court granted in part the Company's motion for partial dismissal of certain state antitrust actions by dismissing plaintiffs' claims brought under the antitrust laws of New Jersey and Louisiana, but otherwise denied the motion with respect to the other state laws that were the subject of the motion. In addition to the Ferrell action, the following two actions are also presently pending in the Ohio Federal District Court: a direct-purchaser class action, J.B.D.L. Corp., et al. v. Wyeth-Ayerst Labs., Inc., et al., Civ. A. No. C-1-01-704, U.S.D.C., S.D. Oh., and an action brought on behalf of CVS Meridian, Inc. and Rite Aid Corporation, who opted out of the federal direct-purchaser class action and filed a separate action based on their status as direct-purchasers and/or assignees of the claims of certain direct-purchasing wholesalers. CVS Meridian, Inc., et al. v. Wyeth, Civil A. No. C-1-03-781, U.S.D.C., S.D. Oh. Moreover, California Superior Court Judge Richard A. Kramer granted an indirect-purchaser's motion for class certification. Blevins v. Wyeth-Ayerst Labs., Inc., et al., Case No. 324380, Cal. Super. Ct., San Francisco Cty. In addition to the Blevins action, there is one putative indirect-purchaser class action pending in California state court. Sullivan v. Wyeth-Ayerst Labs., Inc., et al., Case No. GIC796997, Cal. Super. Ct., San Diego Cty.

          The Company has been sued by Aventis in a breach of contract case in the Commercial Court of Nanterre, France arising out of an October 12, 2000 Agreement between the parties relating to the development of hormone therapy drugs utilizing Aventis's trimegestone (TMG) progestin. The agreement granted Wyeth a worldwide exclusive license of Aventis's patents and know-how relating to TMG and Wyeth agreed to develop, manufacture and sell two different hormone therapy products: a product combining Wyeth's PREMARIN product with TMG, and a product combining 17 beta estradiol and TMG, referred to as "Totelle". The Company terminated the agreement in December 2003, and Aventis claims that the termination was improper. The complaint seeks monetary damages in the amount of $579.0 million. It also seeks certain injunctive relief to ensure continued marketing of Totelle, including compelling continued manufacture of the product and the compulsory licensing of Totelle trademarks.

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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          (a) The matters described under item 4(c) below were submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on April 22, 2004 (the Annual Meeting).

          (b)  Not applicable.

          (c) The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes):

               (i)  Election of directors:

                    Nominee                           For             Withheld
                    -------                           ---             --------
                    Clifford L. Alexander, Jr.        1,099,309,328   38,804,456
                    Frank A. Bennack, Jr.             1,106,564,113   31,549,671
                    Richard L. Carrion                1,098,211,449   39,902,335
                    Robert Essner                     1,105,159,077   32,954,707
                    John D. Feerick                   1,100,646,251   37,467,533
                    Robert Langer, Sc.D.              1,113,491,173   24,622,611
                    John P. Mascotte                  1,104,602,248   33,511,536
                    Mary Lake Polan,M.D.,Ph.D.,M.P.H. 1,113,539,051   24,574,733
                    Ivan G. Seidenberg                1,106,041,894   32,071,890
                    Walter V. Shipley                 1,098,722,083   39,391,701
                    John R. Torell III                1,107,893,885   30,219,899

               (ii) Ratification of the appointment of PricewaterhouseCoopers
                    LLP as principal independent public accountants for 2004:

                    For                      Against               Abstain
                    ---                      -------               -------
                    1,113,685,204            17,589,352            6,839,228

               (iii)Adoption of Stockholder Proposal regarding access to and affordability of prescription drugs:

                    For                      Against               Abstain
                    ---                      -------               -------
                    52,145,576               838,182,193           87,144,326

                    There were 160,641,689 broker non-votes with reference to this item.

               (iv) Adoption of Stockholder Proposal on animal testing:

                    For                      Against               Abstain
                    ---                      -------               -------
                    21,968,950               846,615,459           108,887,686

                    There were 160,641,689 broker non-votes with reference to this item.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits
               --------

               Exhibit No.   Description
               -----------   -----------

               (10.1)        Executive Retirement Plan, as amended to date.

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

               (32.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (32.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (99.1) Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective July 8, 2003, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.94 to Amgen's Annual Report on Form 10-K (File No 1-2477) for the fiscal year ended December 31, 2003) is incorporated herein by reference.

               (99.2) Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective April 20, 2004, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.93 to Amgen's Amended Registration Statement on Form S-4/A (File No 333-114820) filed on June 29, 2004) is incorporated herein by reference.

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

               o May 26, 2004 relating to furnishing information on Wyeth's diet drug litigation (Items 5 and 7 disclosure).

               o July 21, 2004 relating to furnishing Wyeth's earnings results for the 2004 second quarter (Item 12 disclosure).

               o July 22, 2004 relating to furnishing information on Wyeth's diet drug litigation (Items 5 and 7 disclosure).

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

                                      Wyeth
                                      -----
                                  (Registrant)


                           By /s/ Paul J. Jones
                              --------------------
                                  Paul J. Jones
                          Vice President and Controller
                           (Duly Authorized Signatory
                          and Chief Accounting Officer)



          Date: August 9, 2004

          Exhibit Index
          -------------


          Exhibit No.    Description
          -----------    -----------

          (10.1)         Executive Retirement Plan, as amended to date.

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