Form 10-Q
period 2004-09-30
WYETH
filed 2004-11-09
CIK 5187

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

For the quarterly period ended                     Commission file number 1-1225
September 30, 2004

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


Registrant's telephone number, including area code (973) 660-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes  X        No
                                                    ------        --

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes  X      No
                                                ------      --



The number of shares of Common Stock outstanding as of the close of business on October 29, 2004:

                                                          Number of
                    Class                             Shares Outstanding
      Common Stock, $0.33-1/3 par value                 1,334,195,705

================================================================================

                                      WYETH

                                      INDEX

                                                                       Page No.
                                                                       --------

Part I   -  Financial Information (Unaudited)                               2

         Item 1. Consolidated Condensed Financial Statements:

                 Consolidated Condensed Balance Sheets -
                   September 30, 2004 and December 31, 2003                 3

                 Consolidated Condensed Statements of Operations -
                   Three and Nine Months Ended September 30, 2004
                   and 2003                                                 4

                 Consolidated Condensed Statements of Changes in
                   Stockholders' Equity - Nine Months Ended
                   September 30, 2004 and 2003                              5

                 Consolidated Condensed Statements of Cash Flows -
                   Nine Months Ended September 30, 2004 and 2003            6

                 Notes to Consolidated Condensed Financial Statements     7-27

         Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         28-51

         Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk                                             52

         Item 4. Controls and Procedures                                   52

Part II  -  Other Information                                              53

         Item 1. Legal Proceedings                                       53-59

         Item 6. Exhibits and Reports on Form 8-K                          60

Signature                                                                  61

Exhibit Index                                                             EX-1



Items other than those listed above have been omitted because they are not applicable.

                         Part I - Financial Information
                         ------------------------------

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of September 30, 2004 and December 31, 2003, the results of its operations for the three and nine months ended September 30, 2004 and 2003, and changes in stockholders' equity and cash flows for the nine months ended September 30, 2004 and 2003. It is suggested that these consolidated condensed financial statements and management's discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company's 2003 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 and information contained in Current Reports on Form 8-K filed since the filing of the 2003 Form 10-K.

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

                                              WYETH
                              CONSOLIDATED CONDENSED BALANCE SHEETS
                             (In Thousands Except Per Share Amounts)
                                           (Unaudited)
                                                                   September 30,    December 31,
                                                                       2004             2003
                                                                   -------------    ------------
ASSETS
Cash and cash equivalents                                             $4,501,937      $6,069,794
Marketable securities                                                  1,604,109       1,110,297
Accounts receivable less allowances                                    2,841,429       2,529,613
Inventories:
     Finished goods                                                      739,187         821,637
     Work in progress                                                  1,312,081       1,141,916
     Materials and supplies                                              333,980         448,631
                                                                   -------------    ------------
                                                                       2,385,248       2,412,184
Other current assets including deferred taxes                          2,721,901       2,840,354
                                                                   -------------    ------------
     Total Current Assets                                             14,054,624      14,962,242

Property, plant and equipment                                         12,344,109      11,686,252
     Less accumulated depreciation                                     3,373,320       3,025,201
                                                                   -------------    ------------
                                                                       8,970,789       8,661,051
Goodwill                                                               3,821,152       3,817,993
Other intangibles, net of accumulated amortization
  (September 30, 2004-$156,818 and December 31, 2003-$128,137)           225,201         133,134
Other assets including deferred taxes                                  3,526,946       3,457,502
                                                                   -------------    ------------
     Total Assets                                                    $30,598,712     $31,031,922
                                                                   =============    ============

LIABILITIES
Loans payable                                                           $336,205      $1,512,845
Trade accounts payable                                                   815,211       1,010,749
Dividends payable                                                        306,840             -
Accrued expenses                                                       5,236,305       5,461,835
Accrued federal and foreign taxes                                        492,458         444,081
                                                                   -------------    ------------
     Total Current Liabilities                                         7,187,019       8,429,510

Long-term debt                                                         7,812,764       8,076,429
Accrued postretirement benefit obligations other than pensions         1,029,339       1,007,540
Other noncurrent liabilities                                           3,452,839       4,224,062

Contingencies and commitments (Note 7)

STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share                  41              42
Common stock, par value $0.33-1/3 per share                              444,685         444,151
Additional paid-in capital                                             4,782,016       4,764,390
Retained earnings                                                      5,883,159       4,112,285
Accumulated other comprehensive income (loss)                              6,850         (26,487)
                                                                   -------------    ------------
     Total Stockholders' Equity                                       11,116,751       9,294,381
                                                                   -------------    ------------
     Total Liabilities and Stockholders' Equity                      $30,598,712     $31,031,922
                                                                   =============    ============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                     WYETH
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    (In Thousands Except Per Share Amounts)
                                                  (Unaudited)
                                                           Three Months                   Nine Months
                                                        Ended September 30,           Ended September 30,
                                                      ------------------------     --------------------------
                                                         2004          2003           2004           2003
                                                      ----------    ----------     -----------    -----------
Net revenue                                           $4,471,836    $4,081,609     $12,709,830    $11,517,222
                                                      ----------    ----------     -----------    -----------
Cost of goods sold                                     1,162,664     1,126,356       3,390,613      3,074,555
Selling, general and administrative expenses           1,419,842     1,313,870       4,201,546      3,967,362
Research and development expenses                        525,855       502,758       1,815,412      1,517,123
Interest expense, net                                     26,585        24,304          85,413         77,182
Other expense (income), net                                9,941        (5,732)       (117,072)      (269,299)
Diet drug litigation charge                                  -       2,000,000             -        2,000,000
Gain on sale of Amgen common stock                           -             -               -         (860,554)
                                                      ----------    ----------     -----------       --------

Income (loss) before federal and foreign taxes         1,326,949      (879,947)      3,333,918      2,010,853
Provision (benefit) for federal and foreign taxes        (94,343)     (453,589)        335,578        294,924
                                                      ----------    ----------     -----------    -----------


Net income (loss)                                     $1,421,292     $(426,358)     $2,998,340     $1,715,929
                                                      ==========    ==========     ===========    ===========



Basic earnings (loss) per share                            $1.07        $(0.32)          $2.25          $1.29
                                                      ==========    ==========     ===========    ===========


Diluted earnings (loss) per share                          $1.06        $(0.32)          $2.24          $1.29
                                                      ==========    ==========     ===========    ===========


Dividends paid per share of common stock                   $0.23         $0.23           $0.69          $0.69
                                                      ==========    ==========     ===========    ===========


Dividends declared per share of common stock               $0.23         $0.23           $0.92          $0.92
                                                      ==========    ==========     ===========    ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                                               WYETH
                                CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                              (In Thousands Except Per Share Amounts)
                                                            (Unaudited)
Nine Months Ended September 30, 2004:
                                                     $2.00                                            Accumulated
                                                  Convertible              Additional                    Other           Total
                                                   Preferred     Common     Paid-in      Retained    Comprehensive   Stockholders'
                                                     Stock       Stock      Capital      Earnings    Income (Loss)       Equity
                                                  -----------   --------   ----------   ----------   -------------   -------------
Balance at January 1, 2004                                $42   $444,151   $4,764,390   $4,112,285        $(26,487)     $9,294,381

Net income                                                                               2,998,340                       2,998,340
Currency translation adjustments                                                                            12,333          12,333
Unrealized gains on derivative contracts, net                                                               31,370          31,370
Unrealized losses on marketable securities, net                                                            (10,366)        (10,366)
                                                                                                                     -------------
     Comprehensive income, net of tax                                                                                    3,031,677
                                                                                                                     -------------

Cash dividends declared (1)                                                             (1,226,939)                     (1,226,939)
Common stock issued for stock options                                436       32,992                                       33,428
Other exchanges                                            (1)        98      (15,366)        (527)                        (15,796)
                                                  -----------   --------   ----------   ----------   -------------   -------------
Balance at September 30, 2004                             $41   $444,685   $4,782,016   $5,883,159          $6,850     $11,116,751
                                                  ===========   ========   ==========   ==========   =============   =============


Nine Months Ended September 30, 2003:
                                                     $2.00                                            Accumulated
                                                  Convertible              Additional                    Other           Total
                                                   Preferred     Common     Paid-in      Retained    Comprehensive   Stockholders'
                                                     Stock       Stock      Capital      Earnings         Loss           Equity
                                                  -----------   --------   ----------   ----------   -------------   -------------
Balance at January 1, 2003                                $46   $442,019   $4,582,773   $3,286,645       $(155,571)     $8,155,912

Net income                                                                               1,715,929                       1,715,929
Currency translation adjustments                                                                           413,008         413,008
Unrealized gains on derivative contracts, net                                                                   24              24
Unrealized gains on marketable securities, net                                                               2,413           2,413
Realized gain on sale of Amgen stock
  reclassified to net income                                                                              (515,114)       (515,114)
                                                                                                                     -------------
     Comprehensive income, net of tax                                                                                    1,616,260
                                                                                                                     -------------

Cash dividends declared (2)                                                             (1,223,091)                     (1,223,091)
Common stock issued for stock options                              1,807      104,380                                      106,187
Other exchanges                                            (3)        61       20,177       (2,191)                         18,044
                                                  -----------   --------   ----------   ----------   -------------   -------------
Balance at September 30, 2003                             $43   $443,887   $4,707,330   $3,777,292       $(255,240)     $8,673,312
                                                  ===========   ========   ==========   ==========   =============   =============

(1) Included in cash dividends declared were the following dividends payable at September 30, 2004:
    - Common stock cash dividend of $0.23 per share ($306,832 in the aggregate) declared on September 30, 2004 and payable on December 1, 2004; and
    - Preferred stock cash dividends of $0.50 per share ($8 in the aggregate)declared on June 16, 2004 and paid on October 1, 2004.

(2) Included in cash dividends declared were the following dividends payable at September 30, 2003:
    - Common stock cash dividend of $0.23 per share ($306,281 in the aggregate) declared on September 25, 2003 and paid on December 1, 2003; and
    - Preferred stock cash dividends of $0.50 per share ($9 in the aggregate) declared on June 25, 2003 and paid on October 1, 2003.

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                               WYETH
                          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (In Thousands)
                                            (Unaudited)
                                                                             Nine Months
                                                                         Ended September 30,
                                                                    -----------------------------
                                                                       2004               2003
                                                                    ----------         ----------
Operating Activities
--------------------
Net income                                                          $2,998,340         $1,715,929
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Diet drug litigation charge                                             -            2,000,000
   Gain on sale of Amgen shares                                            -             (860,554)
   Gains on sales of assets                                           (185,048)          (289,561)
   Depreciation and amortization                                       447,564            398,064
   Change in deferred income taxes                                     167,979           (727,809)
   Income tax adjustment                                              (407,600)               -
   Diet drug litigation payments                                      (507,351)          (336,059)
   Security fund deposit                                                   -             (535,200)
   Changes in working capital, net                                    (631,402)           451,425
   Other items, net                                                    (24,794)           (24,398)
                                                                    ----------         ----------
Net cash provided by operating activities                            1,857,688          1,791,837
                                                                    ----------         ----------

Investing Activities
--------------------
Purchases of property, plant and equipment                            (869,600)        (1,245,673)
Proceeds from sale of Amgen common stock                                   -            1,579,917
Proceeds from sales of assets                                          348,089            332,956
Proceeds from sales and maturities of marketable securities          1,024,129            775,674
Purchases of marketable securities                                  (1,533,157)        (1,059,125)
                                                                    ----------         ----------
Net cash provided by (used for) investing activities                (1,030,539)           383,749
                                                                    ----------         ----------

Financing Activities
--------------------
Net repayments of commercial paper                                         -           (2,996,030)
Proceeds from issuance of long-term debt                                   -            1,800,000
Repayments of long-term debt                                        (1,500,000)               -
Other borrowing transactions, net                                       (4,899)           (25,159)
Dividends paid                                                        (920,099)          (916,801)
Exercises of stock options                                              33,428            106,187
                                                                    ----------         ----------
Net cash used for financing activities                              (2,391,570)        (2,031,803)
                                                                    ----------         ----------
Effect of exchange rate changes on cash and cash equivalents            (3,436)            19,894
                                                                    ----------         ----------
Increase (decrease) in cash and cash equivalents                    (1,567,857)           163,677
Cash and cash equivalents, beginning of period                       6,069,794          2,943,604
                                                                    ----------         ----------
Cash and cash equivalents, end of period                            $4,501,937         $3,107,281
                                                                    ==========         ==========

Supplemental Information
------------------------
Interest payments                                                     $256,571           $275,940
Income tax payments, net of refunds                                    552,834            395,371

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

                                                              Three Months                  Nine Months
                                                           Ended September 30,          Ended September 30,
                                                         -----------------------      ------------------------
          (In thousands except per share amounts)           2004         2003            2004          2003
          ------------------------------------------     ----------    ---------      ----------    ----------
          Net income (loss), as reported                 $1,421,292    $(426,358)     $2,998,340    $1,715,929
          Add: Stock-based employee compensation
            expense included in reported net income,
            net of tax                                        5,237        3,725          11,605        11,804
          Deduct: Total stock-based employee
            compensation expense determined
            under fair value-based method for all
            awards, net of tax                              (73,787)     (81,690)       (235,115)     (245,322)
                                                         ----------    ---------      ----------    ----------

          Adjusted net income (loss)                     $1,352,742    $(504,323)     $2,774,830    $1,482,411
                                                         ==========    =========      ==========    ==========

          Earnings (loss) per share:
            Basic - as reported                               $1.07       $(0.32)          $2.25         $1.29
                                                         ==========    =========      ==========    ==========
            Basic - adjusted                                  $1.01       $(0.38)          $2.08         $1.12
                                                         ==========    =========      ==========    ==========

            Diluted - as reported                             $1.06       $(0.32)          $2.24         $1.29
                                                         ==========    =========      ==========    ==========
            Diluted - adjusted                                $1.01       $(0.38)          $2.07         $1.11
                                                         ==========    =========      ==========    ==========

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          Goodwill and Other Intangibles: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2004 are as follows:

                                                                    Consumer       Animal
          (In thousands)                       Pharmaceuticals     Healthcare      Health        Total
          --------------------------------     ---------------     ----------     --------     ----------
          Balance at December 31, 2003           $2,691,772         $592,526      $533,695     $3,817,993
          Currency translation adjustments            3,190              (63)           32          3,159
                                                 ----------         --------      --------     ----------
          Balance at September 30, 2004          $2,694,962         $592,463      $533,727     $3,821,152
                                                  ==========         ========      ========     ==========


          The Company's other intangibles consist primarily of license agreements and acquired patents, which are being amortized over their estimated useful lives ranging from three to 10 years. Amortization of intangibles is predominantly recorded within Selling, general and administrative expenses in the Consolidated Condensed Statements of Operations and was $7.3 million and $20.4 million for the 2004 third quarter and first nine months, respectively. During the 2004 third quarter, the Company acquired certain licenses and patents related to a product currently marketed by the Company. The cost of $104.6 million has been recorded within Other intangibles and will be amortized over the respective lives of the license agreements and patents.

          Recently Issued Accounting Standards: On September 30, 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 04-08, Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share (EITF No. 04-08), which would amend the guidance in SFAS No. 128, Earnings Per Share currently followed for diluted earnings per share (EPS) calculations. EITF No. 04-08 will require contingently convertible debt instruments with a market price contingency, such as the Company's outstanding $1,020.0 million aggregate principal amount of Floating Rate Convertible Senior Debentures due 2024, to be treated the same as traditional convertible debt instruments for EPS purposes (i.e., using the "if-converted" method). Traditional convertible debt reflects shares in diluted EPS (if dilutive) even if the stock price is below the conversion price. EITF No. 04-08 is effective for all periods ending after December 15, 2004 with restatement of previously reported diluted EPS calculations. Application of this EITF is expected to result in the inclusion of an additional 16,890,180 shares outstanding, or 1.0% to 1.3% of total shares outstanding, for purposes of calculating the Company's 2004 full year diluted earnings per share.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2.   Earnings (Loss) per Share
          -------------------------

          The following table sets forth the computations of basic earnings
          (loss) per share and diluted earnings (loss) per share:

                                                               Three Months                  Nine Months
                                                            Ended September 30,          Ended September 30,
                                                          -----------------------      ------------------------
           (In thousands except per share amounts)           2004         2003            2004          2003
           ------------------------------------------     ----------    ---------      ----------    ----------
           Net income (loss) less preferred dividends     $1,421,292    $(426,358)     $2,998,316    $1,715,902
           Denominator:
             Weighted average common shares
               outstanding                                 1,333,866    1,331,958       1,333,434     1,329,492
                                                          ----------    ---------      ----------     ---------

           Basic earnings (loss) per share                     $1.07       $(0.32)          $2.25         $1.29
                                                          ==========    =========      ==========    ==========

           Net income (loss)                              $1,421,292    $(426,358)     $2,998,340    $1,715,929
           Denominator:
             Weighted average common shares
               outstanding                                 1,333,866    1,331,958       1,333,434     1,329,492
             Common stock equivalents of
               outstanding stock options and
               deferred contingent common stock
               awards*                                         3,082          -             3,848         5,823
                                                          ----------    ---------      ----------    ----------
           Total shares*                                   1,336,948    1,331,958       1,337,282     1,335,315
                                                          ----------    ---------      ----------    ----------

           Diluted earnings (loss) per share*                  $1.06       $(0.32)          $2.24         $1.29
                                                          ==========    =========      ==========    ==========

          * At September 30, 2004 and 2003, approximately 124,261 and 85,809 of common shares, respectively, related to options outstanding under the Company's Stock Incentive Plans were excluded from the computation of diluted earnings (loss) per share, as the effect would have been antidilutive.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3.   Marketable Securities
          ---------------------

          The Company has marketable debt and equity securities, which are classified as either available-for-sale or held-to-maturity, depending on management's investment intentions at the time of purchase relating to these securities.

          The cost, gross unrealized gains (losses) and fair value of available-for-sale and held-to-maturity securities by major security type at September 30, 2004 and December 31, 2003 were as follows:

                                                                 Gross         Gross
          (In thousands)                                       Unrealized    Unrealized      Fair
          At September 30, 2004                     Cost         Gains        (Losses)       Value
          ----------------------------------     ----------    ----------    ----------    ----------
          Available-for-sale:
             U.S. Treasury securities               $72,370           $19         $(386)      $72,003
             Commercial paper                        45,508          -               (3)       45,505
             Certificates of deposit                 77,194             6           (89)       77,111
             Corporate debt securities              199,308           121          (108)      199,321
             Other debt securities                    4,373          -              (11)        4,362
             Equity securities                       47,875         7,932        (8,622)       47,185
             Institutional fixed income fund        531,427        15,990          -          547,417
                                                 ----------    ----------    ----------    ----------
          Total available-for-sale                  978,055        24,068        (9,219)      992,904
                                                 ----------    ----------    ----------    ----------
          Held-to-maturity:
             U.S. Treasury securities                $6,809          -             -           $6,809
             Commercial paper                       560,266          -             -          560,266
             Certificates of deposit                 42,130          -             -           42,130
             Other debt securities                    2,000          -             -            2,000
                                                 ----------    ----------    ----------    ----------
          Total held-to-maturity                    611,205          -             -          611,205
                                                 ----------    ----------    ----------    ----------
                                                 $1,589,260       $24,068       $(9,219)   $1,604,109
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
                                                 ==========    ==========    ==========    ==========

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          The contractual maturities of debt securities classified as available-for-sale at September 30, 2004 were as follows:

                                                                     Fair
          (In thousands)                                 Cost        Value
          ----------------------------------------     --------     --------
          Available-for-sale:
             Due within one year                       $220,182     $220,028
             Due after one year through five years      161,973      161,699
             Due after five years through 10 years        2,598        2,568
             Due after 10 years                          14,000       14,007
                                                       --------     --------
                                                       $398,753     $398,302
                                                       ========     ========

          All held-to-maturity debt securities are due within one year and had aggregate fair values of $611.2 million at September 30, 2004.


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

          Net periodic benefit cost for the Company's defined benefit plans for the three and nine months ended September 30, 2004 and 2003 (principally for the U.S.) was as follows:

                                                                         Pensions
                                                      -----------------------------------------------
                                                         Three Months                Nine Months
                                                      Ended September 30,        Ended September 30,
          (In thousands)                              -------------------       ---------------------
          Components of Net Periodic Benefit Cost      2004        2003           2004         2003
          ---------------------------------------     -------     -------       --------     --------
          Service cost                                $36,980     $29,837       $110,523      $89,217
          Interest cost                                64,187      62,211        192,376      186,646
          Expected return on plan assets              (77,607)    (67,610)      (232,754)    (202,656)
          Amortization of prior service cost            2,834       2,761          8,511        8,276
          Amortization of transition obligation          (398)       (388)        (1,225)      (1,140)
          Recognized net actuarial loss                25,066      26,071         75,220       78,199
          Settlement loss                                 -           -              -         13,034
                                                      -------     -------       --------     --------
          Net periodic benefit cost                   $51,062     $52,882       $152,651     $171,576
                                                      =======     =======       ========     ========

                                                              Other Postretirement Benefits
                                                      ----------------------------------------------
                                                         Three Months               Nine Months
                                                      Ended September 30,       Ended September 30,
          (In thousands)                              -------------------       --------------------
          Components of Net Periodic Benefit Cost      2004        2003          2004         2003
          ---------------------------------------     -------     -------       -------     --------
          Service cost                                 $8,560      $9,525       $30,255      $28,564
          Interest cost                                18,256      23,574        64,429       70,692
          Amortization of prior service cost           (3,325)       (562)      (11,512)      (1,687)
          Recognized net actuarial loss                 4,144       4,676        15,755       14,023
                                                      -------     -------       -------     --------
          Net periodic benefit cost                   $27,635     $37,213       $98,927     $111,592
                                                      =======     =======       =======     ========

          As of September 30, 2004, $258.0 million and $77.9 million of contributions have been made in 2004 to the Company's defined benefit pension plans and other postretirement benefit plans, respectively. The Company presently anticipates total contributions to be made during 2004 to fund its defined benefit pension and other postretirement benefit plans will approximate $265.0 million and $90.0 million, respectively.

          The Financial Accounting Standards Boards (FASB) Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, was recently issued to provide guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Medicare Act). The Medicare Act provides for a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          least actuarially equivalent to Medicare Part D. The federal subsidy is based on 28% of an individual beneficiary's annual prescription drug costs between $250 and $5,000 (subject to indexing and the provisions of the Medicare Act as to "allowable retiree costs"). Wyeth provides prescription drug coverage to retirees meeting certain age and service requirements. For retirees covered under the plan, the Company's management believes the coverage provided by Wyeth affords retirees lower out-of-pocket costs than would result if coverage were provided under Medicare Part D. As such, the Company's management has concluded that Wyeth's plan is at least actuarially equivalent to Medicare Part D.

          The Company adopted FASB Staff Position No. 106-2 during the 2004 second quarter. Accordingly, the Company's postretirement benefit obligation has been remeasured as of January 1, 2004 in order to reflect the impact of the Medicare Act. As a result of the remeasurement, an unrecognized actuarial gain was realized during the 2004 second quarter, which reduced the Company's accumulated postretirement benefit obligation by approximately $195.4 million. This unrecognized actuarial gain is being amortized over the average working life (which approximates 10 years) of the Company's employees eligible for postretirement benefits beginning January 1, 2004. The effect of the Medicare Act decreased the Company's 2004 third quarter and first nine months postretirement benefits expense by approximately $7.7 million and $23.1 million, respectively.


Note 6.   Restructuring Program
          ---------------------

          2003 Restructuring Charge and Related Asset Impairments

          In December 2003, the Company recorded a special charge for manufacturing restructurings and related asset impairments of $487.9 million. The Company recorded these restructuring charges, including personnel and other costs, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, and its asset impairments in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets. The restructuring charges and related asset impairments impacted only the Pharmaceuticals segment and were recorded to recognize the costs of closing certain manufacturing facilities, as well as the elimination of certain positions at the Company's facilities. Payments of $15.3 million and $38.6 million were made in the 2004 third quarter and first nine months, respectively. As of September 30, 2004, the 2003 restructuring reserve balance of $27.2 million consists primarily of contract settlement costs, which, based on the contractual terms of the agreements, will be paid through 2005.

          2002 Restructuring Charge and Related Asset Impairments

          In December 2002, the Company recorded a special charge for restructuring and related asset impairments of $340.8 million to recognize the costs of closing certain

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

          The restructuring resulted in the elimination of approximately 3,150 positions worldwide. As of September 30, 2004, the Company is continuing with the 2002 restructuring program. The timing of the remaining personnel costs to be paid has been delayed since, in many instances, the terminated employees elected or were required to receive their severance payments over an extended period of time. However, substantially all of the payments are expected to be made during 2004. The activity in the restructuring accruals was as follows:

                                                                     Payments/
                                                      Reserve at      Non-cash        Reserve at
          (In thousands)                  Total     December 31,       Charges     September 30,
          2002 Restructuring            Charges             2003       in 2004              2004
          ------------------------     --------     ------------     ---------     -------------
          Personnel costs              $194,600          $36,800      $(20,400)          $16,400
          Asset impairments              68,700              -             -                 -
          Other closure/exit costs       77,500           27,900       (15,000)           12,900
                                       --------     ------------     ---------     -------------
                                       $340,800          $64,700      $(35,400)          $29,300
                                       ========     ============     =========     =============


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

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

          The number of individuals who have filed claims within the settlement that allege significant heart valve disease (known as "matrix" claims) has been higher than had been anticipated. The settlement agreement grants the Company access to claims data maintained by the settlement trust (the Trust). Based on its review of that data, the Company understands that, as of October 13, 2004, the Trust had recorded approximately 117,370 matrix claim forms. Approximately 31,880 of these forms were so deficient, incomplete or duplicative of other forms filed by the same claimant that, in the Company's view, it is unlikely that a significant number of these forms will result in further claims processing.

          The Company's understanding of the status of the remaining approximately 85,490 forms, based on its analysis of data received from the Trust through October 13, 2004, is as follows. Approximately 19,775 of the matrix claims had been processed to completion, with those claims either paid (approximately 3,620 payments, totaling $1,314.3 million, had been made to approximately 3,430 claimants), denied or in show cause proceedings (approximately 14,510) or withdrawn. Approximately 2,415 claims were in some stage of the 100% audit process ordered in late 2002 by the federal court overseeing the national settlement. Approximately 17,140 claims alleged conditions that, if true, would entitle the claimant to receive a matrix award; these claims had not yet entered the audit process. Another approximately 23,775 claims with similar allegations have been purportedly substantiated by physicians or filed by law firms whose claims are now subject to the outcome of the Trust's Claims Integrity Program, discussed below. Approximately 22,210 claim forms did not contain sufficient information even to assert a matrix claim, although some of those claim forms could be made complete by the submission of additional information and could therefore become eligible to proceed to audit in the future. The remaining approximately 175 claims were in the data entry process and could not be assessed.

          In addition to the approximately 117,370 matrix claims filed as of October 13, 2004, additional class members may progress to the matrix stage through 2015 if they develop a matrix condition in the future, have registered with the Trust by May 3, 2003, and have demonstrated FDA+ regurgitation (i.e., mild or greater aortic regurgitation, or moderate or greater mitral regurgitation) or mild mitral regurgitation on an echocardiogram conducted after diet drug use and obtained either outside of the Trust by January 3, 2003

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          or within the Trust's screening program. Once a claimant has demonstrated a matrix condition, the claimant may progress to advanced levels of the matrix beyond 2015.

          The Company's understanding, based on data received from the Trust through October 13, 2004, is that audits had produced preliminary or final results on 4,501 of the claims that had begun the 100% audit process since its inception. Of these, 1,625 were found to be payable at the amount claimed and 147 were found to be payable at a lower amount than had been claimed. The remaining claims were found ineligible for a matrix payment, although the claimants may appeal that determination to the federal court overseeing the settlement. Because of numerous issues concerning the audit process raised in motions and related proceedings now pending before the federal court, the Company cannot predict the ultimate outcome of the audit process.

          Both the volume and types of claims seeking matrix benefits received by the Trust to date differ materially from the epidemiological projections on which the court's approval of the settlement agreement was predicated. Based upon data received from the Trust, approximately 94% of the approximately 17,140 matrix claimants who allege conditions that, if true, would entitle them to an award (and approximately 99% of the approximately 23,775 claims certified by physicians and/or law firms currently subject to the Trust's Claims Integrity Program) seek an award under Level II of the five-level settlement matrix. (Level II covers claims for moderate or severe mitral or aortic valve regurgitation with complicating factors; depending upon the claimant's age at the time of diagnosis, and assuming no factors are present that would place the claim on one of the settlement's reduced payment matrices, awards under Level II range from $199,872 to $669,497 on the settlement agreement's current payment matrix.)

          An investigation that the Company understands was conducted by counsel for the Trust and discovery conducted to date by the Company in connection with certain Intermediate and Back-End opt out cases (brought by some of the same lawyers who have filed these Level II claims and supported by some of the same cardiologists who have certified the Level II claims) cast substantial doubt on the merits of many of these matrix claims and their eligibility for a matrix payment from the Trust. Therefore, in addition to the 100% audit process, the Trust has embarked upon a Claims Integrity Program, which is designed to protect the Trust from paying illegitimate or fraudulent claims.

          Pursuant to the Claims Integrity Program, the Trust has required additional information concerning matrix claims purportedly substantiated by 18 identified physicians or filed by two law firms in order to determine whether to permit those claims to proceed to audit. Based upon data obtained from the Trust, the Company believes that approximately 23,775 matrix claims were purportedly substantiated by the 18 physicians and/or filed by the two law firms covered by the Claims Integrity Program as of October 13, 2004. It is the Company's understanding that additional claims substantiated by additional physicians or filed by additional law firms might be subjected to the same requirements of the Claims Integrity Program in the future. As an initial step in the integrity review process, each of the identified physicians has been asked to complete a

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          comprehensive questionnaire regarding each claim and the method by which the physician reached the conclusion that it was valid. The ultimate disposition of any or all claims that are subject to the Claims Integrity Program is at this time uncertain. Counsel for certain claimants affected by the program have challenged the Trust's authority to implement the Claims Integrity Program and to require completion of the questionnaire before determining whether to permit those claims to proceed to audit. While that motion was denied by the court, additional challenges to the Claims Integrity Program and to the Trust's matrix claim processing have been filed.

          In late 2003, the Trust adopted a program to prioritize the handling of those matrix claims that it believed were least likely to be illegitimate. Under the program, claims under Levels III, IV and V were to be processed and audited on an expedited basis. (Level III covers claims for heart valve disease requiring surgery to repair or replace the valve, or conditions of equal severity. Levels IV and V cover complications from, or more serious conditions than, heart valve surgery.) The program also prioritized the processing and auditing of, inter alia, Level I claims, all claims filed by a claimant without counsel (i.e., on a pro se basis) and Level II claims substantiated by physicians who have attested to fewer than 20 matrix claims.

          On April 15, 2004, the Trust announced that it would indefinitely suspend the payment and processing of claims for Level I and Level II matrix benefits. The Trust stated that it would continue to initiate audits with respect to Level III, IV and V matrix claims and would continue to act on the results of audits of Level III, IV and V claims. It also announced that "[d]ue to concerns about the manner in which echocardiograms have been taken, recorded and presented, the Trust is reviewing all echocardiograms and related materials prior to payment of claims on which they are based and, where possible, prior to initiation of a medical audit. This will result in a temporary delay in initiating audits and in payments following audit. Where the review of the echocardiogram reveals substantial evidence of an intentional, material misrepresentation that calls into question the validity of a claim, the Trust will not pay the claim."

          In a joint motion filed in the U.S. District Court for the Eastern District of Pennsylvania on May 4, 2004, the Company, counsel for the plaintiff class in the nationwide settlement and counsel for a number of individual class members moved to stay for 60 days the processing and payment of Level I and Level II matrix claims and certain associated court proceedings. That motion was granted by the court on May 10, 2004. The stay was intended to provide the parties with an opportunity to draft and submit to the court a Seventh Amendment to the settlement agreement that would create a new claims processing structure, funding arrangement and payment schedule for these claims. The stay was eventually extended beyond its original expiration date, July 9, 2004, until August 10, 2004. On August 10, 2004, the parties filed a joint motion seeking preliminary approval of the proposed Seventh Amendment. By the terms of the court's orders, the filing automatically extended the stay of Level I and Level II claim processing until the court granted or denied preliminary approval.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          On August 26, 2004, United States District Judge Harvey Bartle III granted the motion for preliminary approval of the proposed Seventh Amendment. In addition to other terms of the court's order, the order directed that notice of the Seventh Amendment be provided to potentially affected class members beginning on September 10, 2004 (to be completed by September 15, 2004), established November 9, 2004 as the date by which class members could opt out of the proposed Seventh Amendment (and remain bound by the original settlement terms), or object to it, and scheduled a fairness hearing for January 18, 2005. Pursuant to the terms of the proposed Seventh Amendment, the Company retains the right to withdraw from the Seventh Amendment if participation by class members is inadequate or for any other reason. The Company must do so within 60 days of the end of the opt out/objection period (i.e., by January 8, 2005).

          If approved by the court following the fairness hearing and upheld on any appeals that might be taken, the proposed Seventh Amendment would include the following key terms:

               o The amendment would create a new Supplemental Fund, to be administered by a Fund Administrator who will be appointed by the District Court and who will process the Level I and Level II matrix claims;
               o After trial court approval, the Company would make initial payments of up to $50.0 million to facilitate the establishment of the Supplemental Fund and to begin reviewing claims. Following approval by the federal court overseeing the settlement and any appellate courts, the Company would make an initial payment of $400.0 million to enable the Supplemental Fund to begin paying claims. The timing of additional payments would be dictated by the rate of review and payment of claims by the Fund Administrator. The Company would ultimately deposit a total of $1,275.0 million, net of certain credits, into the Supplemental Fund;
               o All current matrix Level I and II claimants who qualify under the Seventh Amendment, who pass the Settlement Fund's medical review and who otherwise satisfy the requirements of the settlement would receive a pro rata share of the $1,275.0 million Supplemental Fund, after deduction of certain expenses and other amounts from the Supplemental Fund. The pro rata amount would vary depending upon the number of claimants who pass medical review, the nature of their claims, their age and other factors. A Seventh Amendment participant who does not qualify for a payment after such medical review would be paid $2,000 from the Supplemental Fund;
               o Participating class members who might in the future have been eligible to file Level I and Level II matrix claims would be eligible to receive a $2,000 payment from the settlement Trust; such payments would be funded by the Company apart from its other funding obligations under the national settlement;
               o If the participants in the Seventh Amendment have heart valve surgery or other more serious medical conditions on Matrix Levels III through V by the earlier of fifteen years from the date of their last diet drug ingestion or by December 31, 2011, they would remain eligible to submit claims to the existing settlement Trust

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

                    and be paid the current matrix amounts if they qualify for such payments under terms modified by the Seventh Amendment. In the event the existing settlement Trust is unable to pay those claims, the Company would guarantee payment; and
               o All class members who participate in the Seventh Amendment would give up any further opt out rights. Approval of the Seventh Amendment would also preclude any lawsuits by the Trust or the Company to recover any amounts previously paid to class members by the Trust, as well as terminate the Claims Integrity Program as to all claimants who do not opt out of the Seventh Amendment.

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

          The order entered by the District Court on August 26, 2004 that preliminarily approved the proposed Seventh Amendment also stayed certain matrix claim processing and certain aspects of the Claims Integrity Program, as specified in that order. The order stays the

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          processing of all claims for Matrix Level I and Level II benefits (except such claims that have been the subject of a Trust determination after audit as of a specified date) until the end of the opt out/objection period (i.e., January 8, 2005), and thereafter for all claimants who participate in the Seventh Amendment. In addition, the order stays the Claims Integrity Program as to all Class Members who are eligible to participate in the Seventh Amendment until the end of the opt out/objection period (i.e., January 8, 2005), and thereafter for all such claimants who participate in the Seventh Amendment. This stay of the Claims Integrity Program does not prohibit the Trust from investigating whether there have been any material misrepresentations of fact in connection with claims for Level III through V Matrix benefits, as described in the order. The order further stays the motions described in the previous paragraph and the two lawsuits against physicians brought by the Trust that are described above, as well as any future legal actions similar to those two lawsuits, as defined in the Seventh Amendment. All of these stays will be discontinued if Wyeth decides to withdraw from the Seventh Amendment or the Seventh Amendment is not approved by the court and upheld on appeal.

          Certain Level I and Level II claims that had been found to have a reasonable medical basis following a Trust audit that was conducted prior to May 6, 2004 will continue to be processed as set forth in a District Court order also dated August 26, 2004. The Claims Integrity Program is stayed as to these claims, except that the Trust will have the right to investigate whether there has been intentional manipulation of the claim, as defined in that order.

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

          Should the settlement fund be exhausted, most of the matrix claimants who filed their matrix claims on or before May 3, 2003 and who pass the audit process at a time when there are insufficient funds to pay their claims may pursue an additional opt out right created by the Sixth Amendment to the settlement agreement, unless the Company first elects, in its sole discretion, to pay the matrix benefit after audit. Sixth Amendment opt out claimants may then sue the Company in the tort system, subject to the settlement's limitations on such claims. In addition to the limitations on all Intermediate and Back-End opt outs (such as the prohibition on seeking punitive damages and the requirement that the claimant sue only on the valve condition that gave rise to the claim), a Sixth Amendment opt out may not sue any defendant other than the Company and may not join his or her claim with the claim of any other opt out. The Company cannot predict the ultimate number of individuals who might be in a position to elect a Sixth Amendment

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          opt out or who may in fact elect to do so, but that number could be substantial. Several class members affected by the terms of the Sixth Amendment opposed the approval of the amendment on the ground that, should the settlement fund be exhausted, they should be entitled to pursue tort claims, including a claim for punitive damages, without the limitations imposed by the Sixth Amendment. The District Court overruled those objections and approved the amendment. The District Court's order approving the Sixth Amendment has been affirmed by the United States Court of Appeals for the Third Circuit.

          Some individuals who registered to participate in the settlement by May 3, 2003, who had been diagnosed with either FDA+ level regurgitation or mild mitral regurgitation on an echocardiogram completed after diet drug use and conducted either outside of the settlement prior to January 3, 2003 or within the settlement's screening program, and who subsequently develop (at any time before the end of 2015) a valvular condition that would qualify for a matrix payment may elect to pursue a Back-End opt out. Such individuals may pursue a Back-End opt out within 120 days of the date on which they first discover or should have discovered their matrix condition. The Company cannot predict the ultimate number of individuals who may be in a position to elect a Back-End opt out or who may in fact elect to do so, but that number could also be substantial.

          The Company's current understanding is that approximately 76,000 Intermediate opt out forms were submitted by May 3, 2003, the applicable deadline for most class members (other than qualified class members receiving echocardiograms through the Trust after January 3, 2003, who may exercise Intermediate opt out rights within 120 days after the date of their echocardiogram). The number of Back-End opt out forms received as of October 27, 2004 is estimated to be approximately 20,000, although certain additional class members may elect to exercise Back-End opt out rights in the future (under the same procedure as described above) even if the settlement fund is not exhausted. After eliminating forms that are duplicative of other filings, forms that are filed on behalf of individuals who have already either received payments from the Trust or settlements from the Company, and forms that are otherwise invalid on their face, it appears that approximately 77,000 individuals had filed Intermediate or Back-End opt out forms as of October 27, 2004.

          Purported Intermediate or Back-End opt outs (as well as Sixth Amendment opt outs) who meet the settlement's medical eligibility requirements may pursue lawsuits against the Company, but must prove all elements of their claims - including liability, causation and damages - without relying on verdicts, judgments or factual findings made in other lawsuits. They also may not seek or recover punitive, exemplary or multiple damages and may sue only for the valvular condition giving rise to their opt out right. To effectuate these provisions of the settlement, the federal court overseeing the settlement had issued orders in several cases limiting the evidence that could be used by plaintiffs in such cases. Those orders, however, were challenged on appeal and were reversed by a panel of the U.S. Court of Appeals for the Third Circuit in May 2004. The Company's petition to the Third Circuit for a rehearing or rehearing en banc was subsequently

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          denied, as was the Company's petition to the United States Supreme Court for a writ of certiorari. The federal court overseeing the settlement has issued revised injunctions requiring some of plaintiffs subject to the earlier injunctions to litigate damages in a separate initial trial, with a subsequent trial on liability. That court has declined to impose such a requirement on a class-wide basis, at least at this time. The plaintiffs affected by those revised injunctions have filed an appeal with the United States Court of Appeals for the Third Circuit.

          In addition to the specific matters discussed herein, the federal court overseeing the national settlement has issued rulings concerning the processing of matrix claims that are being challenged on appeal. The United States Court of Appeals for the Third Circuit has postponed deciding those appeals pending decision on whether the proposed Seventh Amendment would be approved, and the appealing plaintiffs have agreed to dismiss those appeals in the event of such approval. Certain class members have also filed a number of motions and lawsuits attacking both the binding effect of the settlement and the administration of the Trust, some of which have been decided against class members and are currently on appeal. The Company cannot predict the outcome of any of these motions or lawsuits.

          As of October 27, 2004, approximately 63,000 individuals who had filed Intermediate or Back-End opt out forms had served lawsuits on the Company. The claims of approximately 50% of the plaintiffs in the Intermediate and Back-End opt out cases served on the Company are pending in federal court, with approximately 40% pending in state courts. The claims of approximately 10% of the Intermediate and Back-End opt out plaintiffs have been removed from state courts to federal court, but are still subject to a possible remand to state court. In addition, a large number of plaintiffs have asked the United States Court of Appeals for the Third Circuit to review and reverse orders entered by the federal court overseeing the settlement which had denied the plaintiffs' motions to remand their cases to state court. The appellate court has not determined whether or not it will hear that challenge.

          The Company expects to vigorously challenge all Intermediate and Back-End opt out claims of questionable validity or medical eligibility and a number of cases have already been dismissed on eligibility grounds. However, the total number of filed lawsuits that meet the settlement's opt out criteria will not be known for some time. As a result, the Company cannot predict the ultimate number of purported Intermediate or Back-End opt outs that will satisfy the settlement's opt out requirements, but that number could be substantial. As to those opt outs who are found eligible to pursue a lawsuit, the Company also intends to vigorously defend these cases. As of October 27, 2004, approximately 1,700 Intermediate or Back-End opt out plaintiffs have had their lawsuits dismissed for procedural or medical deficiencies or for various other reasons.

          The Company has resolved the claims of all but a small percentage of the "initial" opt outs (i.e., those individuals who exercised their right to opt out of the settlement class)

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          and continues to work toward resolving the rest. The Company intends to vigorously defend those initial opt out cases that cannot be resolved prior to trial.

          In addition to verdicts previously reported, on August 12, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the Back-End opt out cases of Steward v. Wyeth, et al., No. 021002340, Ford v. Wyeth, et al., No. 020704036,
          Hargrove v. Wyeth, et al., No. 020800684, and Nixon v. Wyeth, et al., No. 021101759 returned a defense verdict, finding that plaintiffs had not been damaged by their use of PONDIMIN and/or REDUX and that the Company had not been negligent in its marketing of PONDIMIN or REDUX. On August 20, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the Intermediate opt out cases of Bernston v. Wyeth, et al., No. 021202304, and Connell v. Wyeth, et al., No. 021202454, returned a verdict finding that plaintiff Bernston had not been damaged by her use of PONDIMIN and that plaintiff Connell had been damaged in the amount of $50,000 by the use of PONDIMIN and REDUX. The Bernston case was thereupon dismissed and the parties resolved the Connell case. On October 22, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the Intermediate opt out cases of Feagins v. Wyeth, et al., No. 021202424, and Dupree v. Wyeth, et al., No. 021202429, returned a verdict finding that plaintiff Feagins had not been damaged by her use of PONDIMIN and that plaintiff Dupree had been damaged in the amount of $41,195.12 by the use of PONDIMIN. The Feagins case was thereupon dismissed; the Company agreed not to contest liability in the Dupree case, but may pursue an appeal. On October 27, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the Back-End opt out cases of Fernandez v. Wyeth, et al., No. 020704037, Joel Taylor v. Wyeth, et al., No. 020802581, and Ruby Taylor v. Wyeth, et al., No. 021102104, returned a verdict finding that plaintiffs Joel Taylor and Ruby Taylor had not been damaged by their use of PONDIMIN and that plaintiff Fernandez had been damaged in the amount of $50,000 by her use of PONDIMIN. The two Taylor cases were thereupon dismissed and the parties resolved the Fernandez case. On November 2, 2004, a Norwalk, California jury in the California Superior Court, Los Angeles County, hearing the Intermediate opt out case of Hines v. Wyeth, et al., No. DD001645, returned a verdict finding that plaintiff had been damaged in the amount of $115,000 by his use of PONDIMIN. The Bernston/Connell, Feagins/Dupree, Fernandez/Taylor, and Hines cases were tried under a reverse bifurcation procedure, in which the parties first try the issue of the plaintiff's alleged injury and damages, and only proceed to a trial of the Company's liability for the jury's award if any damages are found. Because no damages were found in the Bernston, Feagins and two Taylor cases, because the Connell, Fernandez, and Hines cases were resolved after the damages phase and because the Company did not contest liability in the Dupree case, none of these cases proceeded to the liability phase.

          On October 6, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the combined Intermediate opt out cases of Hansen v. Wyeth, et al., No. 021201063, Jensen v. Wyeth, et al., No 0021201202, Hill v. Wyeth, et al., No. 021201207, and McMurdie v. Wyeth, et al., No. 021201386, in a reverse

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          bifurcation format found that plaintiffs had been damaged in the aggregate amount of $2.135 million by their use of PONDIMIN and/or REDUX. The verdict dealt solely with the issue of damages. The trial resumed on October 25, 2004 and on November 3, 2004 the jury returned a verdict finding the Company liable for the damages determined in the earlier phase. The Company plans to appeal the verdict.

          In addition to the Intermediate and Back-End opt out cases that have gone to verdict, other such cases set for trial have been settled, dismissed or adjourned to a later date.

          On April 27, 2004, a jury in Beaumont, Texas hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson Cty., TX, returned a verdict in favor of the plaintiffs for $113.353 million in compensatory damages and $900.0 million in punitive damages for the wrongful death of the plaintiffs' decedent, allegedly as a result of PPH caused by her use of PONDIMIN. On May 17, 2004, the trial court entered judgment on behalf of the plaintiffs for the full amount of the jury's verdict, as well as $4.2 million in pre-judgment interest and $188,737 in guardian ad litem fees. On July 26, 2004, the trial court denied in their entirety the Company's motions for a new trial or for judgment notwithstanding the verdict, including the Company's request for application of Texas's statutory cap on punitive damage awards. The Company has filed an appeal from the judgment entered by the trial court and believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. In connection with its appeal, the Company was required by Texas law to post a bond in the amount of $25.0 million. The appeal process is expected to take one to two years at a minimum.

          As of October 14, 2004, the Company was a defendant in approximately 340 lawsuits in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the Company and not the Trust). Approximately 70 of these cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 45 of the approximately 340 cases, the Company expects the PPH claims to be voluntarily dismissed by the claimants (although they may continue to pursue other claims). In approximately 55 of these cases the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the claimants meet the definition of PPH under the national settlement. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends to vigorously defend those PPH cases that cannot be resolved prior to trial.

          In 2003, the Company increased its reserves in connection with the REDUX and PONDIMIN diet drug matters by $2,000.0 million, bringing the total of the charges

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

          taken to date to $16,600.0 million. The $3,009.2 million reserve balance at September 30, 2004 represents management's best estimate of the minimum aggregate amount anticipated to cover payments in connection with the Trust, up to its cap, initial opt outs, PPH claims, Intermediate, Back-End or Sixth Amendment opt outs (collectively, the "downstream" opt outs), and the Company's legal fees related to the diet drug litigation. Due to its inability to estimate the ultimate number of valid downstream opt outs, and the merits and value of their claims, as well as the inherent uncertainty surrounding any litigation, the Company is unable to estimate the amount of any additional financial exposure represented by the downstream opt out litigation. However, the amount of financial exposure beyond that which has been recorded could be significant. In analyzing its reserve requirements, the Company has not considered final implementation of the proposed Seventh Amendment to be more likely than not because there can be no assurance that the Company will ultimately proceed with the amendment (based upon the level of participation in the amendment or for other reasons), or that the amendment will be approved by the court and upheld on appeal. However, if the proposed Seventh Amendment is implemented, it is likely that additional reserves will be required. Any such additional reserves cannot be estimated at this time, but the amount of such additional reserves could be significant.

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

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                                                         Net Revenue
                                  ----------------------------------------------------------
                                        Three Months                     Nine Months
                                     Ended September 30,             Ended September 30,
          (In thousands)          -------------------------      ---------------------------
          Segment                   2004            2003            2004            2003
          -------------------     ----------     ----------      -----------     -----------
          Pharmaceuticals         $3,622,263     $3,211,615      $10,222,826      $9,166,201
          Consumer Healthcare        651,100        660,835        1,830,853       1,745,924
          Animal Health              198,473        209,159          656,151         605,097
                                  ----------     ----------      -----------     -----------

          Total                   $4,471,836     $4,081,609      $12,709,830     $11,517,222
                                  ==========     ==========      ===========     ===========

                                                 Income (Loss) Before Taxes
                                  --------------------------------------------------------
                                        Three Months                    Nine Months
                                     Ended September 30,            Ended September 30,
          (In thousands)          -------------------------      -------------------------
          Segment                    2004           2003            2004           2003
          -------------------     ----------     ----------      ----------     ----------
          Pharmaceuticals(1)      $1,252,897       $956,365      $3,090,850     $2,919,252
          Consumer Healthcare        175,740        191,424         389,833        420,628
          Animal Health               32,651         41,298         120,686        105,659
          Corporate(2)              (134,339)    (2,069,034)       (267,451)    (1,434,686)
                                  ----------     ----------      ----------     ----------

          Total(3)                $1,326,949      ($879,947)     $3,333,918     $2,010,853
                                  ==========      =========      ==========     ==========

          (1) Pharmaceuticals for the 2004 first nine months included a first quarter charge of $145,500 within Research and development expenses related to the upfront payment to Solvay Pharmaceuticals in connection with the co-development and co-commercialization of four neuroscience compounds, most notably, bifeprunox, a late stage compound in Phase 3 development for schizophrenia and other possible uses.

          (2) Corporate for the 2003 first nine months included a first quarter gain of $860,554 related to the sale of Amgen shares. In addition, Corporate for the 2003 third quarter and first nine months included an additional charge of $2,000,000 related to the litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN.

          (3) Income before taxes for the 2004 and 2003 first nine months included $165,000 and $293,500, respectively, related to gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products. The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company's nutritionals products in France. The 2003 divestitures included product rights in various territories to ATIVAN, ISORDIL, DIAMOX (excluding Japan), ZIAC, ZEBETA, AYGESTIN, ANACIN and SONATA. Gains from product divestitures were not significant in the third quarter of either 2004 or 2003.

                                      WYETH
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 9.   Immunex/Amgen Transactions
          --------------------------

          During the first quarter of 2003, the Company completed the sale of 31,235,958 shares of Amgen common stock held by the Company at December 31, 2002. These shares netted proceeds of $1,579.9 million and resulted in a gain of $860.6 million ($558.7 million after-tax or $0.42 per share-diluted).


Note 10.  Income Taxes
          ------------

          During the 2004 third quarter, the Company recorded a favorable income tax adjustment of $407.6 million ($0.30 per share-diluted) within the Provision (benefit) for federal and foreign taxes as a result of settlements of audit issues offset, in part, by a provision related to developments in the third quarter in connection with a prior year tax matter.

          On October 11, 2004, Congress passed the American Jobs Creation Act of 2004 (the Act). The Act includes a temporary incentive for U.S. multinationals to repatriate foreign earnings, a domestic manufacturing deduction and international tax reforms designed to improve the global competitiveness of U.S. businesses. Wyeth is in the process of evaluating the impact of the Act and has not yet determined the effects of the Act on its effective tax rate and deferred tax assets and liabilities.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

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

          Our Pharmaceuticals segment, which provided 81% of our consolidated net revenue for the first nine months of 2004 and 80% for the first nine months of 2003, manufactures, distributes and sells branded human ethical pharmaceuticals, biologicals and nutritionals. Principal products include neuroscience therapies, cardiovascular products, nutritionals, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments, immunological products and women's health care products. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers and other human health care institutions.

          The Consumer Healthcare segment, which provided 14% of our consolidated net revenue for the first nine months of 2004 and 15% for the first nine months of 2003, manufactures, distributes and sells over-the-counter health care products, which include analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and other relief items. These products generally are sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising.

          Our Animal Health segment, which provided 5% of our consolidated net revenue for the first nine months of both 2004 and 2003, manufactures, distributes, and sells animal biological and pharmaceutical products, including vaccines, pharmaceuticals, parasite control and growth implants. These products are sold to wholesalers, retailers, veterinarians and other animal health care institutions.

          The Corporate segment is responsible for the treasury, tax and legal operations of the Company's businesses. It maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company that are not allocated to the other reportable segments.

          Wyeth exhibited strong revenue growth for the 2004 first nine months, achieving a 10% increase in worldwide net revenue compared with the first nine months of 2003.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          Pharmaceuticals had net revenue growth of 12% to $10,222.8 million in the 2004 first nine months, which was spurred by the strong performance of several key products:

          o    EFFEXOR (a neuroscience therapy) - up 33% to $2,500.2 million
          o    PROTONIX (a gastroenterology drug) - up 9% to $1,177.9 million
          o ZOSYN/TAZOCIN (an infectious disease drug) - up 22% to $560.5 million
          o ENBREL (a musculoskeletal therapy) - up 140% (internationally, where the Company has exclusive marketing rights) to $464.4 million
          o    RAPAMUNE (an immunology product) - up 47% to $182.9 million

          Collectively, sales of these products increased 31% for the first nine months of 2004 compared with the first nine months of 2003.

          Other areas of revenue growth for the Pharmaceuticals segment for the 2004 first nine months included ZOTON, BENEFIX and rhBMP-2 and alliance revenue from sales of ENBREL (in North America) and the CYPHER* stent.

          The combined revenue increase from the Company's growth products more than offset the loss of revenue from the decline in sales of PREVNAR and the PREMARIN family of products in the 2004 first nine months. In September 2004, the U.S. Centers for Disease Control and Prevention
          (CDC) issued an updated recommendation for the use of PREVNAR reinstating the full, four-dose vaccination schedule. Net revenue of PREVNAR for the 2004 first nine months was $713.3 million, a decrease of 3% compared with the prior year, however, net revenue for the 2004 third quarter was $320.8 million, an increase of 32% compared with the 2003 third quarter.

          Both Consumer Healthcare and Animal Health posted increases in net revenue for the 2004 first nine months, but posted decreases in the 2004 third quarter. Consumer Healthcare net revenue decreased 1% for the 2004 third quarter and increased 5% to $1,830.8 million for the 2004 first nine months. Animal Health net revenue decreased 5% for the 2004 third quarter reflecting the impact of the voluntary recall of PROHEART 6 in the U.S. market in September. For the 2004 first nine months, however, Animal Health net revenue increased 8% to $656.2 million.

          On a combined basis, Pharmaceuticals and Consumer Healthcare realized aggregate pre-tax gains from product divestitures amounting to approximately $165.0 million for the first nine months of 2004, compared with $293.5 million from product divestitures for the first nine months of 2003.



          * The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

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

          In order for us to sustain the growth of our core group of products, we must continue to meet the global demand of our customers. Two of our important core products are PREVNAR and ENBREL, both biopharmaceutical products that are extremely complicated and difficult to manufacture. We continue to seek to improve manufacturing processes and overcome production issues. Necessary upgrades and improvements to the Company's PREVNAR filling line, which extended the planned plant shutdown in late 2003 and early 2004, have been completed and that line is now operational. During the 2004 second quarter, additional vial filling capacity became available through a third party filler and a second Wyeth bulk vaccine formulation suite became operational. Overall, the Company expects to meet its production goal of 20 - 23 million doses.

          The construction of the Company's Grange Castle facility in Ireland, which remains on schedule to begin production in 2005, is critical to further expand the production of ENBREL and enable this important product to reach even more patients throughout the world.

          In July 2002, the National Institutes of Health (NIH) announced that it was discontinuing a portion of its Women's Health Initiative (WHI) study assessing the value of combination estrogen plus progestin therapy, and in early March 2004, the portion of the study addressing estrogen-only therapy also was discontinued. The Company remains committed to women's health care and stands behind the PREMARIN family of products as the standard of therapy to help women address serious menopausal symptoms. We have continued our efforts to inform physicians and patients of the appropriate role of hormone therapy
          (HT) for the short-term treatment of menopausal symptoms, concomitant osteoporosis prevention and introduced low-dose versions of PREMARIN and PREMPRO in 2003. Despite these efforts, sales of the PREMARIN family of products declined from approximately $1,025.3 million for the first nine months of 2003 to $662.8 million for the first nine months of 2004. The launch of low-dose PREMARIN and PREMPRO has helped to moderate the decrease in sales.

          In November 2004, the Company entered into an agreement with Genzyme Corp. (Genzyme) for the sale of the Company's marketing rights to SYNVISC in the U.S. and five European countries. Under the terms of the agreement, Genzyme will pay upfront payments of $121.0 million as well as a series of milestone payments, based on the volume of SYNVISC sales, which could extend out to June 2012. The transaction is expected to close in the first quarter 2005.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          In April 2004, the Company announced the dissolution of our collaboration with MedImmune, Inc. (MedImmune) for the nasal flu vaccine FLUMIST (Influenza Virus Vaccine Live, Intranasal) and an investigational second-generation liquid formulation, Cold Adapted Influenza Vaccine-Trivalent (CAIV-T). As a result of the dissolution, MedImmune has worldwide rights to these products and will assume full responsibility for the manufacturing, marketing, and selling of FLUMIST. As part of the dissolution process, MedImmune acquired Wyeth's distribution facility in Louisville, Kentucky. The Company is providing bulk manufacturing materials and will transfer clinical trial data, as well as provide manufacturing services, during a transition that the companies expect to complete in large part by fourth quarter 2004.

          The Company entered into inventory management agreements with the majority of its full-line wholesalers in the 2004 second quarter. Pursuant to these agreements, the wholesalers have agreed to provide data to Wyeth on wholesalers' inventory levels and to maintain inventory at certain targeted levels and, in return, the Company has agreed that the wholesalers will receive the opportunity to buy specific amounts of product at pre-price increase prices whenever Wyeth implements a price increase. As a result, we expect that both Wyeth and our wholesaler partners will be able to manage product flow and inventory levels in a way that more closely follows trends in prescriptions.

          Wyeth's focus is on maximizing the strong growth potential of our core group of patent protected innovative products that we have introduced in recent years as well as actively pursuing in-licensing opportunities. In March 2004, we announced an important alliance with Solvay Pharmaceuticals (Solvay) to co-develop and co-commercialize four neuroscience compounds, most notably, bifeprunox. This alliance is intended to supplement new product introductions expected to begin primarily in the 2007 time period.

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          Net Revenue
          -----------

          Worldwide net revenue increased 10% for both the 2004 third quarter and first nine months compared with prior year levels. The increase in worldwide net revenue in the 2004 third quarter was due to increases in the Pharmaceuticals segment, offset in part, by decreases in the Consumer Healthcare and Animal Health segments. The increase in worldwide net revenue for the 2004 first nine months was due to increases in the Pharmaceuticals, Consumer Healthcare and Animal Health segments. Excluding the favorable impact of foreign exchange, worldwide net revenue increased 7% for both the 2004 third quarter and first nine months.

          The following table sets forth worldwide net revenue results by reportable segment together with the percentage changes from the comparable period in the prior year:

                                           Net Revenue
                                      ---------------------
                                          Three Months
                                       Ended September 30,
          (Dollars in millions)       ---------------------          % Increase/
          Segment                       2004         2003            (Decrease)
          ---------------------       --------     --------          -----------
          Pharmaceuticals             $3,622.2     $3,211.6              13%
          Consumer Healthcare            651.1        660.8              (1%)
          Animal Health                  198.5        209.2              (5%)
                                      --------     --------          -----------
          Total                       $4,471.8     $4,081.6              10%
                                      ========     ========          ===========


                                            Net Revenue
                                      -----------------------
                                            Nine Months
                                        Ended September 30,
          (Dollars in millions)       -----------------------
          Segment                       2004          2003           % Increase
          ---------------------       ---------     ---------        ----------
          Pharmaceuticals             $10,222.8      $9,166.2            12%
          Consumer Healthcare           1,830.8       1,745.9             5%
          Animal Health                   656.2         605.1             8%
                                      ---------     ---------        ----------
          Total                       $12,709.8     $11,517.2            10%
                                      =========     =========        ==========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          Pharmaceuticals
          ---------------

          Worldwide Pharmaceuticals net revenue increased 13% for the 2004 third quarter and 12% for the 2004 first nine months. The increases in net revenue were due primarily to higher sales of EFFEXOR XR, ENBREL (internationally), ZOSYN/TAZOCIN and RAPAMUNE (each reflecting growth in the U.S. and internationally), ZOTON, BENEFIX and rhBMP-2 offset, in part, by lower sales of the PREMARIN family of products as a result of lower prescription volume and a reduction of inventory levels at one wholesaler. Increases in net revenue were also attributable to higher sales of PREVNAR for the 2004 third quarter as a result of increased manufacturing and filling capacity. Higher sales of EFFEXOR XR reflect growth resulting primarily from higher volume and price increases for the 2004 first nine months compared with the prior year. Strong prescription volume growth contributed to the increase in PROTONIX net revenue for the 2004 first nine months despite the impact of discounting in this product category. Additionally, alliance revenue increased 29% and 24% for the 2004 third quarter and first nine months, respectively, as a result of increased sales of ENBREL (in North America) and the CYPHER stent. Excluding the favorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 10% and 9% for the 2004 third quarter and first nine months, respectively.

          The following table sets forth the significant worldwide Pharmaceuticals net revenue by product for the three and nine months ended September 30, 2004 compared with the same periods in the prior year:

                                          Three Months                Nine Months
                                       Ended September 30,        Ended September 30,
                                      ---------------------      ----------------------
          (In millions)                 2004         2003          2004          2003
          ---------------------       --------     --------      ---------     --------
          EFFEXOR                       $892.7       $645.3       $2,500.2     $1,875.2
          PROTONIX                       378.2        407.0        1,177.9      1,077.4
          PREVNAR                        320.8        242.5          713.3        736.2
          Nutritionals                   247.1        214.5          691.2        632.6
          PREMARIN family                174.2        346.0          662.8      1,025.3
          ZOSYN / TAZOCIN                196.8        173.5          560.5        458.6
          ENBREL                         173.4         85.9          464.4        193.3
          Oral Contraceptives            154.7        144.0          438.5        432.9
          ZOTON                          121.0         93.2          347.7        252.3
          BENEFIX                         72.6         64.1          223.6        185.2
          REFACTO                         61.2         57.8          185.5        166.6
          RAPAMUNE                        68.5         38.9          182.9        124.4
          ATIVAN                          51.3         48.4          150.6        158.4
          SYNVISC                         48.1         55.0          149.7        165.1
          rhBMP-2                         41.5         17.8          118.1         40.2
          Alliance revenue               237.9        184.1          539.3        435.3
          Other                          382.2        393.6        1,116.6      1,207.2
                                      --------     --------      ---------     --------
          Total Pharmaceuticals       $3,622.2     $3,211.6      $10,222.8     $9,166.2
                                      ========     ========      =========     ========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          Consumer Healthcare
          -------------------

          Worldwide Consumer Healthcare net revenue decreased 1% for the 2004 third quarter and increased 5% for the 2004 first nine months. The decrease in Consumer Healthcare net revenue for the 2004 third quarter was due primarily to lower sales of ALAVERT, as compared to the prior year when the product launch was underway, and lower sales of ADVIL due to timing of promotional programs offset, in part, by higher sales of ROBITUSSIN. The 2004 first nine months included higher sales of CENTRUM, ADVIL, CALTRATE and ROBITUSSIN. Excluding the favorable impact of foreign exchange, worldwide Consumer Healthcare net revenue decreased 3% for the 2004 third quarter and increased 2% for the 2004 first nine months.

          The following table sets forth significant worldwide Consumer Healthcare net revenue by product for the three and nine months ended September 30, 2004 compared with the same periods in the prior year:

                                           Three Months                Nine Months
                                        Ended September 30,        Ended September 30,
                                        -------------------       ---------------------
          (In millions)                  2004         2003          2004         2003
          -------------------------     ------       ------       --------     --------
          CENTRUM                       $150.1       $148.3         $444.6       $402.3
          ADVIL                          117.9        126.9          355.3        335.3
          ROBITUSSIN                      73.7         68.7          151.0        135.7
          CALTRATE                        46.3         44.1          131.3        113.0
          ADVIL COLD & SINUS              37.2         35.3           88.8         87.8
          SOLGAR                          26.8         26.9           82.0         82.1
          CHAPSTICK                       30.7         29.9           74.2         69.3
          DIMETAPP                        26.8         26.8           61.6         56.8
          ALAVERT                         15.7         25.8           49.2         77.5
          Other                          125.9        128.1          392.8        386.1
                                        ------       ------       --------     --------

          Total Consumer Healthcare     $651.1       $660.8       $1,830.8     $1,745.9
                                        ======       ======       ========     ========

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          Animal Health
          -------------

          Worldwide Animal Health net revenue decreased 5% for the 2004 third quarter and increased 8% for the 2004 first nine months. The decrease in Animal Health net revenue for the 2004 third quarter was due primarily to decreases in equine products related to lower sales of WEST NILE-INNOVATOR (dosing transition and product competition) and decreases in companion animal products impacted by product returns resulting from the voluntary recall of PROHEART 6 in the U.S. market in September. A FDA advisory panel to review post-marketing safety data and to make recommendations regarding future use of PROHEART 6 is expected to convene early next year. The increase in Animal Health net revenue for the 2004 first nine months was due primarily to higher sales of companion animal and livestock products offset, in part, by lower sales of equine products as a result of decreases in sales of WEST NILE-INNOVATOR. PROHEART products, the largest contributor to the companion animal products sales growth for the 2004 first nine months, had net revenue of $33.8 million compared with $28.4 million for the similar period in the prior year. PROHEART products for the 2004 third quarter had negative net revenue of $1.8 million as a result of product returns due to the voluntary recall, as noted above, compared with net revenue of $7.2 million for the similar period in the prior year. Excluding the favorable impact of foreign exchange, worldwide Animal Health net revenue decreased 7% for the 2004 third quarter and increased 5% for 2004 first nine months.

          The following table sets forth worldwide Animal Health net revenue by product category for the three and nine months ended September 30, 2004 compared with the same periods in the prior year:

                                           Three Months               Nine Months
                                        Ended September 30,       Ended September 30,
                                        -------------------       -------------------
          (In millions)                  2004         2003         2004         2003
          -------------------------     ------       ------       ------       ------
          Livestock products             $89.1        $92.0       $265.3       $243.3
          Companion animal products       60.8         65.7        202.4        173.0
          Equine products                 25.9         29.0        117.7        123.8
          Poultry products                22.7         22.5         70.8         65.0
                                        ------       ------       ------       ------

          Total Animal Health           $198.5       $209.2       $656.2       $605.1
                                        ======       ======       ======       ======

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          The following table sets forth the percentage changes in worldwide net revenue by reportable segment and geographic area compared with the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

                                                 % Increase (Decrease)                              % Increase (Decrease)
                                        Three Months Ended September 30, 2004              Nine Months Ended September 30, 2004
                                    ---------------------------------------------     ---------------------------------------------

                                                         Foreign         Total                             Foreign         Total
                                    Volume     Price     Exchange     Net Revenue     Volume     Price     Exchange     Net Revenue
                                    ------     -----     --------     -----------     ------     -----     --------     -----------
          Pharmaceuticals
          -------------------
          United States                 -         8%           -               8%        (1%)       6%           -               5%
          International                14%        -            7%             21%        15%        -            7%             22%
                                       ---        --           --             ---        ---        --           --             ---
          Total                         5%        5%           3%             13%         5%        4%           3%             12%
                                       ===        ==           ==             ===        ===        ==           ==             ===

          Consumer Healthcare
          -------------------
          United States                (6%)       1%           -              (5%)        -         -            -               -
          International                (3%)       4%           5%              6%         3%        3%           7%             13%
                                       ---        --           --             ---        ---        --           --             ---
          Total                        (5%)       2%           2%             (1%)        1%        1%           3%              5%
                                       ===        ==           ==             ===         ==        ==           ==              ==

          Animal Health
          -------------------
          United States               (20%)       4%           -             (16%)       (3%)       7%           -               4%
          International                 1%        2%           5%              8%         4%        1%           8%             13%
                                       ---        --           --             ---         --        --           --             ---
          Total                       (10%)       3%           2%             (5%)        -         5%           3%              8%
                                       ===        ==           ==             ===         ==        ==           ==              ==

          Total
          -------------------
          United States                (2%)       6%           -               4%        (1%)       5%           -               4%
          International                11%        1%           6%             18%        12%        1%           7%             20%
                                       ---        --           --             ---        ---        --           --             ---
          Total                         3%        4%           3%             10%         4%        3%           3%             10%
                                       ===        ==           ==             ===        ===        ==           ==             ===


          The Company deducts certain items from gross revenue, which primarily consist of provisions for product returns, cash discounts, chargebacks, rebates, customer allowances and consumer sales incentives. Chargebacks and rebates are the only deductions from gross revenue that are considered significant by the Company and approximated $589.9 million and $1,769.7 million for the 2004 third quarter and first nine months, respectively, compared with $463.5 million and $1,249.1 million for the 2003 third quarter and first nine months. The increase in chargebacks and rebates for the 2004 third quarter and first nine months was due primarily to higher rebate rates and increased volumes of PROTONIX.

          Operating Expenses
          ------------------

          Cost of goods sold, as a percentage of Net revenue, decreased to 26.0% for the 2004 third quarter compared with 27.6% for the 2003 third quarter due primarily to lower inventory and manufacturing losses in the Pharmaceuticals segment. The increase in gross margin was also due to an increase in alliance revenue offset, in part, by an increase in royalty costs (higher sales of ENBREL and PREVNAR in Europe) in the Pharmaceuticals segment. Cost of goods sold, as a percentage of Net revenue, remained constant at 26.7% for the 2004 and 2003 first nine months. Gross margin for the 2004 first nine months was

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          impacted by an increase in alliance revenue (higher sales of ENBREL in North America), with no corresponding costs of goods sold, and lower cost of goods sold, as a percentage of net revenue, in the Consumer Healthcare and Animal Health segments. These increases were offset, in part, by an increase in costs of goods sold, as a percentage of net revenue, in the Pharmaceuticals segment due primarily to higher royalty costs (higher sales of ENBREL in Europe) and a less profitable product mix caused by lower sales of higher margin products, including the PREMARIN family of products, and higher sales of lower margin products such as PROTONIX, ZOSYN/TAZOCIN and ENBREL (internationally) offset, in part, by higher sales of higher margin EFFEXOR XR.

          Selling, general and administrative expenses, as a percentage of Net revenue, decreased to 31.8% for the 2004 third quarter and 33.1% for the 2004 first nine months compared with 32.2% for the 2003 third quarter and 34.4% for the 2003 first nine months due primarily to net revenue increasing at a higher rate than expenses (10% vs. 8% for the 2004 third quarter and 10% vs. 6% for the 2004 first nine months). The 2004 third quarter and first nine months were impacted by higher selling expenses related to an expansion in the Pharmaceuticals contract sales force to support the continued promotion of PROTONIX and EFFEXOR.

          Research and development expenses increased 5% for the 2004 third quarter and 20% for the 2004 first nine months primarily due to higher clinical grant spending in the Pharmaceuticals segment as a result of the initiation of several Phase 3 programs offset, in part, by lower other research operating expenses (including lower licensing expenses). The increase in research and development expenses for the 2004 first nine months also reflects the impact of the upfront payment and charge in the 2004 first quarter of $145.5 million made in connection with the agreement entered into between the Company and Solvay to co-develop and co-commercialize four neuroscience compounds, most notably, bifeprunox.


          Interest Expense and Other Income
          ---------------------------------

          Interest expense, net for the three and nine months ended September 30, 2004 and 2003 consisted of the following:

                                              Three Months                  Nine Months
                                           Ended September 30,          Ended September 30,
                                           -------------------          -------------------
          (In millions)                    2004          2003            2004         2003
          ----------------------------     -----         -----          ------       ------
          Interest expense                 $77.5         $73.8          $223.7       $217.6
          Interest income                  (28.4)        (19.5)          (73.2)       (57.9)
          Less: amount capitalized for
            capital projects               (22.5)        (30.0)          (65.1)       (82.5)
                                           -----         -----          ------       ------

          Total interest expense, net      $26.6         $24.3           $85.4        $77.2
                                           =====         =====          ======       ======

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          Interest expense, net increased 9% for the 2004 third quarter and 11% for the 2004 first nine months due primarily to lower capitalized interest offset, in part, by higher interest income. Weighted average debt outstanding during the 2004 third quarter and first nine months was $7,999.7 million and $8,283.2 million, respectively, compared with prior year levels of $7,079.2 million and $7,142.3 million, respectively. The impact of higher weighted average debt outstanding on interest expense was offset by increases in interest income earned on higher cash balances in 2004 versus 2003. The lower capitalized interest resulted from lower interest rates used for capitalization purposes applied against the spending for long-term capital projects in process. These projects include the new Grange Castle facility in Ireland, as well as the expansion of an existing manufacturing facility in Ireland.

          Other income, net decreased $15.7 million for the 2004 third quarter and $152.2 million for the 2004 first nine months primarily as a result of decreases in gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products. The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company's nutritionals products in France. The 2003 divestitures included product rights in various territories to ATIVAN, ISORDIL, DIAMOX (excluding Japan), ZIAC, ZEBETA, AYGESTIN, ANACIN and SONATA. The sales, profits and net assets of these divested products, individually or in the aggregate, were not material to either business segment or the Company's consolidated financial position or results of operations.


          Income (Loss) Before Taxes
          --------------------------

          The following table sets forth worldwide income (loss) before taxes by reportable segment together with the percentage changes from the comparable periods in the prior year:

                                                                Income (Loss) Before Taxes
                                    ---------------------------------------------------------------------------------
                                                Three Months                                  Nine Months
                                             Ended September 30,                         Ended September 30,
                                    -------------------------------------       -------------------------------------
          (Dollars in millions)                               % Increase/                                 % Increase/
          Segment                     2004         2003       (Decrease)          2004         2003       (Decrease)
          ---------------------     --------     --------     -----------       --------     --------     -----------
          Pharmaceuticals(1)        $1,252.9       $956.4             31%       $3,090.9     $2,919.2              6%
          Consumer Healthcare          175.7        191.4             (8%)         389.8        420.6             (7%)
          Animal Health                 32.7         41.3            (21%)         120.7        105.7             14%
          Corporate(2)                (134.4)    (2,069.0)           (94%)        (267.5)    (1,434.6)           (81%)
                                    --------     --------            ----       --------     --------            ----

          Total(3)                  $1,326.9      $(879.9)             -        $3,333.9     $2,010.9             66%
                                    ========     ========            ====       ========     ========            ====


          (1) Pharmaceuticals for the 2004 first nine months included a first quarter charge of $145.5 within Research and development expenses related to the upfront payment to Solvay in connection with the co-development and co-commercialization of four neuroscience compounds. Excluding the upfront payment from the 2004 first nine months results, but including Pharmaceuticals product divestiture

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

               gains discussed in footnote 3 below, Pharmaceuticals income before taxes increased 11%.

          (2) Corporate for the 2003 first nine months included a first quarter gain of $860.6 related to the sale of Amgen shares. In addition, Corporate for the 2003 third quarter and first nine months included a charge of $2,000.0 related to the REDUX and PONDIMIN diet drug litigation. Excluding these items from the 2004 and 2003 first nine months, Corporate expenses decreased 9%.

          (3) Income before taxes included $165.0 and $293.5 for the 2004 and 2003 first nine months, respectively, related to gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products. The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company's nutritionals products in France. The 2003 divestitures included product rights in various territories to ATIVAN, ISORDIL, DIAMOX (excluding Japan), ZIAC, ZEBETA, AYGESTIN, ANACIN and SONATA. Gains from product divestitures were not significant in the third quarter of either 2004 or 2003.

          Worldwide Pharmaceuticals income before taxes for the 2004 third quarter and first nine months increased 31% and 6%, respectively. The increase for the 2004 third quarter was due primarily to higher net revenue, increased gross profit margins earned on worldwide sales of Pharmaceuticals products and lower selling and general expenses, as a percentage of net revenue. The increase for the 2004 first nine months was due primarily to higher net revenue offset, in part, by higher research and development expenses related to the upfront payment to Solvay, and lower other income, net related to product divestiture gains.

          Worldwide Consumer Healthcare income before taxes decreased 8% for the 2004 third quarter and 7% for the 2004 first nine months, while Consumer Healthcare net revenue decreased 1% for the 2004 third quarter and increased 5% for the 2004 first nine months. The difference between the decrease in income before taxes and net revenue growth for the 2004 first nine months is primarily attributable to lower other income, net related to product divestiture gains and higher selling and general expenses offset, in part, by higher gross profit margins earned on worldwide sales of Consumer Healthcare products.

          Worldwide Animal Health income before taxes decreased 21% for the 2004 third quarter and increased 14% for the 2004 first nine months. The decrease for the 2004 third quarter was due primarily to lower net revenue and higher selling and general expenses. The increase in the 2004 first nine months results was primarily due to higher net revenue and increased gross profit margins earned on worldwide sales of Animal Health products.

          Corporate expenses for the 2004 third quarter were $134.4 million compared with $2,069.0 million for the 2003 third quarter. Corporate expenses for the 2004 first nine months were $267.5 million compared with $1,434.6 million for the 2003 first nine months. Corporate expenses for the 2003 third quarter and first nine months included a charge of $2,000.0 million to increase the reserve related to the REDUX and PONDIMIN diet drug litigation. Corporate expenses for the 2003 first nine months also included a gain of $860.6 million from the sale of the Company's Amgen shares. Excluding these items, Corporate expenses would have increased 95% for the 2004 third quarter and decreased 9% for the 2004 first nine months. The increase for the 2004 third quarter was due primarily to the non-recurrence of certain 2003 items, while the decrease

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          for the 2004 first nine months was due primarily to lower general and administrative expenses related to decreased pension and employee benefit costs.


          Income Taxes
          ------------

          Excluding the impact of the items discussed below under "Consolidated Net Income (Loss) and Diluted Earnings (Loss) Per Share Results", the effective tax rate increased to 23.6% for the 2004 third quarter and 22.8% for the 2004 first nine months compared with 22.0% for both the 2003 third quarter and first nine months. The 2004 third quarter and first nine months rates were calculated assuming the benefit of certain research and development tax credits. Since the law allowing such credits expired in June 2004 and was reinstated after September 30, 2004, only one-half of the annualized benefit was included in the effective tax rate calculation for the 2004 third quarter and first nine months. The annualized benefit will be included in the effective tax rate calculation for the 2004 fourth quarter and full year.


          Consolidated Net Income (Loss) and Diluted Earnings (Loss) Per Share
          --------------------------------------------------------------------
          Results
          -------

          Net income and diluted earnings per share for the 2004 third quarter were $1,421.3 million and $1.06, respectively, compared with net loss and diluted loss per share of $426.4 million and $0.32 in the prior year. Net income and diluted earnings per share for the 2004 first nine months were $2,998.3 million and $2.24, respectively, compared with net income and diluted earnings per share of $1,715.9 million and $1.29 in the prior year, increases of 75% and 74%, respectively.

          The Company's management uses various measures to manage and evaluate the Company's performance and believes it is appropriate to specifically identify certain items included in net income (loss) and diluted earnings (loss) per share to assist investors with analyzing ongoing business performance and trends. In particular, the Company's management believes that comparisons between 2004 and 2003 results of operations are influenced by the impact of the following items that are included in net income (loss) and diluted earnings (loss) per share:

          o 2004 third quarter favorable income tax adjustment of $407.6 million ($0.30 per share-diluted) related to settlements of audit issues, offset, in part, by a provision related to developments in the third quarter in connection with a prior year tax matter;
          o 2004 first quarter upfront payment of $145.5 million ($94.6 million after-tax or $0.07 per share-diluted) to Solvay;
          o 2003 first quarter gain of $860.6 million ($558.7 million after-tax or $0.42 per share-diluted) related to the Company's liquidation of Amgen shares received in connection with Amgen's acquisition of Immunex; and

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          o 2003 third quarter diet drug litigation charge of $2,000.0 million ($1,300.0 million after-tax or $0.98 per share-diluted).

          The income tax adjustment relates to certain prior tax years and has been identified by the Company's management when evaluating the Company's performance due to its nature and magnitude. The significant upfront payment related to the co-development and co-commercialization of the four neuroscience compounds being developed with Solvay, which was immediately expensed and included in Research and development expenses, has also been identified. Additionally, the Amgen gain and previous gains related to the Immunex/Amgen common stock transactions has been identified due to the fact that the Company had not previously nor does it currently hold a position for investment purposes in an entity that, if acquired by another entity, would impact the Company's financial position or results of operations to the significant extent of the Immunex/Amgen common stock transactions. Finally, the 2003 third quarter diet drug charge increased the reserve balance for a continuing legal matter that first resulted in a charge in 1999 and has been identified due to its magnitude. Isolating these items when reviewing the Company's results provides a more appropriate view of operations for these accounting periods.

          Excluding the items noted above, the increases in net revenue and diluted earnings per share for the 2004 third quarter and first nine months were due primarily to higher net revenue and lower selling, general and administrative expenses, as a percentage of net revenue, offset, in part, by higher research and development spending and lower other income, net related to product divestiture gains.

          Gains from product divestitures constitute an integral part of the Company's analysis of divisional performance and are important to understanding changes in our reported net income. Gains from product divestitures for the 2004 first nine months were $165.0 million ($109.3 million after-tax or $0.08 per share-diluted) compared with $293.5 million ($190.9 million after-tax or $0.14 per share-diluted) for the 2003 first nine months. Gains from product divestitures were not significant in the third quarter of either 2004 or 2003.


          Liquidity, Financial Condition and Capital Resources
          ----------------------------------------------------

          Cash flows provided by operating activities totaling $1,857.7 million during the 2004 first nine months were generated primarily by net earnings of $2,998.3 million offset, in part, by payments of $631.4 million for working capital requirements and payments of $507.4 million relating to the diet drug litigation (see Note 7 to the consolidated condensed financial statements). Cash provided by deferred taxes of $168.0 million, as of September 30, 2004, primarily consisted of a decrease in deferred tax assets of $177.6 million related to current year diet drug payments. Cash used for deferred taxes of $727.8 million, as of September 30, 2003, resulted principally from an increase in deferred tax assets of $700.0 million during the 2003 third quarter related to the $2,000.0 million diet drug litigation charge. The change in working capital, which used $631.4 million of cash as of September 30, 2004, excluding the effects of foreign exchange,

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          primarily consisted of a decrease in accounts payable and accrued expenses of $373.7 million relating to timing of payments and an increase in accounts receivable of $297.9 million relating to increased sales. The change in working capital, which provided $451.4 million of cash as of September 30, 2003, excluding the effects of foreign exchange, primarily consisted of an increase in accrued federal and foreign taxes of $635.4 million relating to an increase in the income tax provision mainly due to the gain on sale of Amgen shares and an increase in accounts payable and accrued expenses of $106.5 million due to timing of payments offset, in part, by an increase in inventories of $329.8 million resulting from higher production levels of key products such as EFFEXOR, PROTONIX, REFACTO and PREVNAR.

          During the 2004 first nine months, the Company used $869.6 million of cash for investments in property, plant and equipment and $1,533.2 million of cash for purchases of marketable securities. In addition, the Company received investment proceeds through the sales and maturities of marketable securities of $1,024.1 million and the sales of assets totaling $348.1 million. The capital expenditures made during the 2004 first nine months were consistent with the Company's commitment to expand existing manufacturing and research and development facilities worldwide, and to build new biotechnology facilities.

          The Company's financing activities in the 2004 first nine months included repayments of debt totaling $1,504.9 million and dividend payments of $920.1 million.

          At September 30, 2004, the Company had outstanding $8,149.0 million in total debt, which consisted of notes payable and other debt. Maturities of the Company's obligations as of September 30, 2004 are set forth below.

                                         Less than                                   Over
          (In millions)      Total        1 year       1-3 years     4-5 years     5 years
          -------------     --------     ---------     ---------     ---------     --------

          Total debt        $8,149.0      $336.2        $312.5         $18.1       $7,482.2


          The following represents the Company's credit ratings as of September 30, 2004 and as of November 5, 2004:

                                          Moody's                  S&P                Fitch
                                 ----------------     ----------------     ----------------
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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

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

          In early March 2004, the NIH announced preliminary findings from the estrogen-only arm of the WHI study and that it had decided to stop the study because they believed that the results would not likely change during the period until completion of the study in 2005 and the increased risk of stroke seen in the treatment arm could not be justified by what could be learned in an additional year of treatment. NIH concluded that estrogen alone does not appear to affect (either increase or decrease) coronary heart disease and did not increase the risk of breast cancer. In addition, NIH found an association with a decrease in the risk of hip fracture. This increased risk of stroke was similar to the increase seen in the HT subset of the WHI study. NIH also stated that analysis of preliminary data from the separate Women's Health Initiative Memory Study (WHIMS) showed an increased risk of probable dementia and/or mild cognitive impairment in women age 65 and older when data from both the PREMARIN and PREMPRO arm were pooled. The study also reported a trend towards increased risk of possible dementia in women treated with PREMARIN alone. WHIMS data published in the Journal of American Medical Association (JAMA) in June 2004 and in a separate report published in JAMA at the same time indicated that HT did not improve cognitive impairment and may adversely affect it in some women. The Company will continue to work with the FDA to update the labeling for its HT products to include the latest data.

          Sales of PREMPRO and other PREMARIN family products have been and will continue to be adversely affected by the WHI results. Based on the most recent available market data, average weekly prescriptions written for PREMPRO and PREMARIN decreased approximately 77% and 56%, respectively, compared with the average weekly

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          prescriptions written during the eight-week period preceding the 2002 termination of the study subset.

          Set forth below are individual product operating results for PREMPRO/PREMPHASE and PREMARIN for the three and nine months ended September 30, 2004 and 2003:

                                               Prempro/Premphase
                                -----------------------------------------------
                                   Three Months                 Nine Months
                                Ended September 30,         Ended September 30,
                                -------------------         -------------------
          (In millions)          2004         2003           2004         2003
          -----------------     ------       ------         ------       ------
          Net revenue            $51.2        $66.0         $168.2       $231.0
          Gross profit            42.9         47.1          133.1        162.2


                                                   Premarin
                                -----------------------------------------------
                                   Three Months                 Nine Months
                                Ended September 30,         Ended September 30,
                                -------------------         -------------------
          (In millions)          2004         2003           2004         2003
          -----------------     ------       ------         ------       ------
          Net revenue           $123.0       $280.0         $494.6       $794.3
          Gross profit            97.2        236.3          407.2        693.0


          The Company recorded a $60.0 million reserve in the 2003 second quarter for anticipated returns in connection with a projected shift in prescriptions toward the approved lower dosage forms of PREMPRO. This $60.0 million reserve was calculated by reviewing wholesalers' inventory levels as of September 30, 2003, after deducting projected PREMPRO sales by wholesalers using the first-in, first-out (FIFO) method and excluding "out of date" inventory (it is the Company's policy to accept returns of product with expiration dates of six months or less). Due to higher than anticipated sales of the original formulations of PREMPRO, a portion of the inventory previously reserved was sold by wholesalers. Based on current demand forecasts, wholesalers' inventory levels and expiration dating of the remaining inventory held by the wholesalers, the Company reduced the reserve by $20.0 million in the 2004 second quarter. The remaining reserve is considered adequate to cover expected returns for the PREMARIN family of products.

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

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

          On August 4, 2004, Eli Lilly received FDA approval for its new antidepressant, CYMBALTA, which, like EFFEXOR XR, inhibits the uptake of serotonin and norepinephrine in the brain. In addition, growth in overall usage of antidepressants in the United States appears to be slowing for a variety of reasons. EFFEXOR continues to outperform the overall category, but the Company cannot be certain that trend will continue.

          The FDA is in the process of implementing class labeling for antidepressants that will, among other things, more prominently highlight the already labeled risk of suicide in adolescents in a "black box" warning. That final labeling is expected in the first quarter of 2005. In addition, the regulatory authority in the United Kingdom is currently reviewing certain safety issues regarding EFFEXOR and other antidepressants. The

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          Company is currently communicating with the regulatory authority regarding their concerns. The Company expects continuing regulatory scrutiny of the drugs in this therapeutic area, including EFFEXOR.

          The Company cannot predict the level of impact these issues may have on future global usage of EFFEXOR.

          Product Supply

          Market demand for ENBREL is strong; however, the sales growth had been constrained by limits on the existing source of supply. In December 2002, the retrofitted Rhode Island facility owned by Amgen was completed and manufacturing production was approved by the FDA. Consequently, manufacturing capacity for ENBREL significantly increased in 2003. Market demand has continued to grow and additional manufacturing supply is projected to be required. Productivity improvements and process enhancements at existing facilities continue to improve the supply capacity for ENBREL. In April 2002, Immunex (prior to being acquired by Amgen) announced it entered into a manufacturing agreement with Genentech, Inc. to produce ENBREL beginning in 2004, subject to FDA approval. In October 2004, the FDA approved the manufacture of ENBREL bulk drug substance by Genentech. The current plan for the longer term includes an additional manufacturing facility, which is being constructed by the Company in Grange Castle, Ireland, and increased capacity at the Rhode Island facility, both of which are expected to be completed during 2005.

          As a result of delays in product availability of PREVNAR due to a late 2003 shutdown of the filling lines at the Company's Pearl River, New York facility as well as other manufacturing and testing issues, product availability was constrained in all markets through the first half of 2004. During the first quarter of 2004, the Centers for Disease Control and Prevention (CDC) issued interim recommendations to defer administration of the 3rd and 4th doses for healthy children. Due to increased product availability, the CDC revised these recommendations in early July and again in September to recommend that Health Care Providers return to a three and then four-dose schedule, respectively, for healthy children and initiate efforts to vaccinate those children who had had doses deferred. In March of 2004, the European Agency for the Evaluation of Medicinal Products issued interim dosing recommendations to reduce usage. In September these recommendations were revised to reinstate pre-shortage recommendations. Capacity should be enhanced overall in 2004 due to internal improvements and the FDA approval of a third party filling facility in the second quarter of 2004. The Company expects to meet its 2004 production goal of 20 - 23 million doses.

          The Company is in discussions with the European Medicines Agency regarding manufacturing and quality issues at a manufacturing site for PREVNAR. The Company is working with the authority to resolve these issues and cannot predict what impact, if any, this will have on PREVNAR sales.

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

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

          Research and Development Pipeline

          The Company previously discussed at its June 2004 R&D Analyst Meeting, among other R&D projects, tanaproget, a nonsteroidal oral contraceptive. The Company has suspended active development of tanaproget while the scope of its commercial profile is further evaluated. Strategic alternatives for advancing tanaproget into Phase 3 development are under consideration, including external partnering or out-licensure.

          Litigation and Contingent Liabilities

          The Company is involved in various legal proceedings, including product liability and environmental matters that arise from time to time in the ordinary course of business, the most significant of which are described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, interim Current Reports filed on Form 8-K, and this Quarterly Report on Form 10-Q. These include allegations of injuries caused by drugs, vaccines and over-the-counter products, including PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen"), REDUX, the prior formulation of DIMETAPP, the prior formulation of ROBITUSSIN, PREMPRO, PREMARIN and EFFEXOR, among others. In addition, the Company has responsibility for environmental, safety and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund.

          The estimated costs that the Company expects to pay are accrued when the liability is considered probable and the amount can be reasonably estimated (see Note 7 to the consolidated condensed financial statements for a discussion of the costs associated with the REDUX and PONDIMIN diet drug litigation). In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. As investigations and cleanups proceed, environmental-related reserves are reviewed and adjusted as additional information becomes available. Prior to November 2003, the Company was self-insured for product liability risks with excess coverage on a claims-made basis from various insurance carriers in excess of the self-insured amounts and subject to certain policy limits. Effective November 2003, the Company became

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          completely self-insured for product liability risks. It is not possible to predict whether any potential liability that might exceed amounts already accrued will have a material adverse effect on the Company's financial condition, results of operations and/or cash flows. This is discussed in greater detail in Note 7 to the consolidated condensed financial statements.


          Cautionary Statements Regarding Forward-Looking Information
          -----------------------------------------------------------

          The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Forward-looking statements may appear in periodic reports filed with the Securities and Exchange Commission (including the Company's Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q), in press releases, in the Company's Annual Report to Stockholders and other reports to stockholders, and in other communications made by the Company. These forward-looking statements can be identified by their use of words such as "anticipates," "expects," "is confident," "plans," "could," "will," "believes," "estimates," "forecasts," "projects" and other words of similar meaning. These forward-looking statements address various matters including:

          o our anticipated results of operations, liquidity position, financial condition and capital resources;
          o the benefits that we expect will result from our business activities and certain transactions we announced or completed, such as increased revenues, decreased expenses, and avoided expenses and expenditures;
          o statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts;
          o the timing and successfulness of research and development activities;
          o    trade buying patterns;
          o    the impact of competitive or generic products;
          o the impact of changes in generally accepted accounting principles;
          o costs related to product liability, patent protection, government investigations and other legal proceedings;
          o our ability to protect our intellectual property, including patents;
          o the impact of legislation or regulation affecting pricing, reimbursement or access, both in the United States and internationally;
          o    the impact of managed care or health care cost-containment;
          o governmental laws and regulations affecting our U.S. and international businesses, including tax obligations and results of tax audits;
          o the impact of regulatory action and public discussion of suicidality in usage of EFFEXOR;
          o    environmental liabilities;
          o the accuracy of our estimates and assumptions utilized in our critical accounting policies;

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          o the future impact of presently known trends, including those with respect to product performance and competition;
          o    future demand for our products;
          o    anticipated changes in product mix;
          o anticipated developments relating to sales of PREMPRO/PREMARIN family of products, as well as ENBREL and PREVNAR product supply;
          o    anticipated amounts of future contractual obligations; and
          o the potential impact of litigation including litigation, inter alia, relating to PREMPRO, PREMARIN, the prior formulation of ROBITUSSIN and the prior formulation of DIMETAPP; the nationwide class action settlement relating to REDUX and PONDIMIN; and additional litigation charges related to REDUX and PONDIMIN, including those for opt outs from the national settlement.

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

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

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

          Government laws and regulations affecting U.S. and international operations, including (i) trade, monetary and fiscal policies and taxes; (ii) price controls, or reimbursement or access policies; (iii) drug importation legislation; (iv) changes in governments and legal systems; (v) tax obligations and results of tax audits; (vi) regulatory approval processes affecting approvals of products and licensing, including, without limitation, uncertainties of the FDA approval process that may delay or prevent the approval of new products and result in lost market opportunity; and (vii) regulatory action affecting labeling of products and impact on usage of such product;

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

          Legal difficulties, any of which can preclude or delay commercialization of products or adversely affect profitability, such as (i) product liability litigation related to our products

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
              Three Months and Nine Months Ended September 30, 2004

          including, without limitation, litigation associated with the prior formulation of DIMETAPP, the prior formulation of ROBITUSSIN, PREMPRO, PREMARIN, EFFEXOR and our former diet drug products, REDUX and PONDIMIN; (ii) claims asserting violations of antitrust, securities, or other laws; (iii) tax matters; (iv) intellectual property disputes or changes in intellectual property legal protections and remedies;
          (v) environmental matters, including obligations under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund; and (vi) complying with the consent decree with the FDA;

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          ----------------------------------------------------------

          The market risk disclosures appearing on page 70 of the Company's 2003 Annual Report as incorporated by reference in the Form 10-K have not materially changed from December 31, 2003. At September 30, 2004, the fair values of the Company's financial instruments were as follows:

                                                    Carrying          Fair
                                    Notional/        Value            Value
          (In millions)             Contract        ------------------------
          Description                Amount           Assets (Liabilities)
          ---------------------     ----------------------------------------
          Forward contracts (1)      $1,628.4          $(3.2)          $(3.2)
          Interest rate swaps         5,300.0          171.1           171.1
          Outstanding debt (2)        7,977.9       (8,149.0)       (8,218.0)


          (1) If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net payable on the forward contracts would decrease or increase by approximately $87.4.

          (2) If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $654.8.

          The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. Specifically, the fair value of forward contracts and interest rate swaps reflects the present value of the future potential loss if settlement were to take place on September 30, 2004 and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of September 30, 2004.


Item 4.   Controls and Procedures
          -----------------------

          As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are reasonably effective in design and practice to alert them, in a timely manner, to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. During the 2004 third quarter, there were no changes in the Company's internal control over financial reporting or in other factors that could materially affect the Company's internal control over financial reporting, nor were any corrective actions required to be taken by the Company with regard to significant deficiencies or material weaknesses in internal control over financial reporting.

                           Part II - Other Information
                           ---------------------------

Item 1.   Legal Proceedings
          -----------------

          The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which have been described in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 and items filed in Current Reports on Form 8-K in 2004.

          The REDUX and PONDIMIN diet drug litigation is discussed in greater detail in Note 7 to the consolidated condensed financial statements, under the caption "Contingencies and Commitments."

          Through September 30, 2004, payments into the REDUX and PONDIMIN national settlement funds, individual settlement payments, legal fees and other costs totaling $13,590.8 million were paid and applied against the litigation accrual. At September 30, 2004, $3,009.2 million of the litigation accrual remained.

          In a joint motion filed in the U.S. District Court for the Eastern District of Pennsylvania on May 4, 2004, the Company, counsel for the plaintiff class in the nationwide settlement and counsel for a number of individual class members moved to stay for 60 days the processing and payment of Level I and Level II matrix claims and certain associated court proceedings. That motion was granted by the court on May 10, 2004. The stay was intended to provide the parties with an opportunity to draft and submit to the court a Seventh Amendment to the settlement agreement that would create a new claims processing structure, funding arrangement and payment schedule for these claims. The stay was eventually extended beyond its original expiration date, July 9, 2004, until August 10, 2004. On August 10, 2004, the parties filed a joint motion seeking preliminary approval of the proposed Seventh Amendment. By the terms of the court's orders, the filing automatically extended the stay of Level I and Level II claim processing until the court granted or denied preliminary approval.

          On August 26, 2004, United States District Judge Harvey Bartle III granted the motion for preliminary approval of the proposed Seventh Amendment. In addition to other terms of the court's order, the order directed that notice of the Seventh Amendment be provided to potentially affected class members beginning on September 10, 2004 (to be completed by September 15, 2004), established November 9, 2004 as the date by which class members could opt out of the proposed Seventh Amendment (and remain bound by the original settlement terms), or object to it, and scheduled a fairness hearing for January 18, 2005. Pursuant to the terms of the proposed Seventh Amendment, the Company retains the right to withdraw from the Seventh Amendment if participation by class members is inadequate or for any other reason. The Company must do so within 60 days of the end of the opt out/objection period (i.e., by January 8, 2005).

          If approved by the court following the fairness hearing and upheld on any appeals that might be taken, the proposed Seventh Amendment would include the following key terms:

               o The amendment would create a new Supplemental Fund, to be administered by a Fund Administrator who will be appointed by the District Court and who will process the Level I and Level II matrix claims;
               o After trial court approval, the Company would make initial payments of up to $50.0 million to facilitate the establishment of the Supplemental Fund and to begin reviewing claims. Following approval by the federal court overseeing the settlement and any appellate courts, the Company would make an initial payment of $400.0 million to enable the Supplemental Fund to begin paying claims. The timing of additional payments would be dictated by the rate of review and payment of claims by the Fund Administrator. The Company would ultimately deposit a total of $1,275.0 million, net of certain credits, into the Supplemental Fund;
               o All current matrix Level I and II claimants who qualify under the Seventh Amendment, who pass the Settlement Fund's medical review and who otherwise satisfy the requirements of the settlement would receive a pro rata share of the $1,275.0 million Supplemental Fund, after deduction of certain expenses and other amounts from the Supplemental Fund. The pro rata amount would vary depending upon the number of claimants who pass medical review, the nature of their claims, their age and other factors. A Seventh Amendment participant who does not qualify for a payment after such medical review would be paid $2,000 from the Supplemental Fund;
               o Participating class members who might in the future have been eligible to file Level I and Level II matrix claims would be eligible to receive a $2,000 payment from the settlement Trust; such payments would be funded by the Company apart from its other funding obligations under the national settlement;
               o If the participants in the Seventh Amendment have heart valve surgery or other more serious medical conditions on Matrix Levels III through V by the earlier of fifteen years from the date of their last diet drug ingestion or by December 31, 2011, they would remain eligible to submit claims to the existing settlement Trust and be paid the current matrix amounts if they qualify for such payments under terms modified by the Seventh Amendment. In the event the existing settlement Trust is unable to pay those claims, the Company would guarantee payment; and
               o All class members who participate in the Seventh Amendment would give up any further opt out rights. Approval of the Seventh Amendment would also preclude any lawsuits by the Trust or the Company to recover any amounts previously paid to class members by the Trust, as well as terminate the Claims Integrity Program as to all claimants who do not opt out of the Seventh Amendment.

          There can be no assurance that the Company will ultimately proceed with the amendment (based upon the level of participation in the amendment or for other reasons), or that the amendment will be approved by the court and upheld on appeal.

          As of October 27, 2004, approximately 63,000 individuals who had filed Intermediate or Back-End opt out forms had served lawsuits on the Company. The claims of approximately 50% of the plaintiffs in the Intermediate and Back-End opt out cases served on the Company are pending in federal court, with approximately 40% pending in state courts. The claims of approximately 10% of the Intermediate and Back-End opt out plaintiffs have been removed from state courts to federal court, but are still subject to a possible remand to state court. In addition, a large number of plaintiffs have asked the United States Court of Appeals for the Third Circuit to review and reverse orders entered by the federal court overseeing the settlement which had denied the plaintiffs' motions to remand their cases to state court. The appellate court has not determined whether or not it will hear that challenge.

          The Company expects to vigorously challenge all Intermediate and Back-End opt out claims of questionable validity or medical eligibility and a number of cases have already been dismissed on eligibility grounds. However, the total number of filed lawsuits that meet the settlement's opt out criteria will not be known for some time. As a result, the Company cannot predict the ultimate number of purported Intermediate or Back-End opt outs that will satisfy the settlement's opt out requirements, but that number could be substantial. As to those opt outs who are found eligible to pursue a lawsuit, the Company also intends to vigorously defend these cases. As of October 27, 2004, approximately 1,700 Intermediate or Back-End opt out plaintiffs have had their lawsuits dismissed for procedural or medical deficiencies or for various other reasons.

          In addition to verdicts previously reported, on August 12, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the Back-End opt out cases of Steward v. Wyeth, et al., No. 021002340, Ford v. Wyeth, et al., No. 020704036,
          Hargrove v. Wyeth, et al., No. 020800684, and Nixon v. Wyeth, et al., No. 021101759 returned a defense verdict, finding that plaintiffs had not been damaged by their use of PONDIMIN and/or REDUX and that the Company had not been negligent in its marketing of PONDIMIN or REDUX. On August 20, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the Intermediate opt out cases of Bernston v. Wyeth, et al., No. 021202304, and Connell v. Wyeth, et al., No. 021202454, returned a verdict finding that plaintiff Bernston had not been damaged by her use of PONDIMIN and that plaintiff Connell had been damaged in the amount of $50,000 by the use of PONDIMIN and REDUX. The Bernston case was thereupon dismissed and the parties resolved the Connell case. On October 22, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the Intermediate opt out cases of Feagins v. Wyeth, et al., No. 021202424, and Dupree v. Wyeth, et al., No. 021202429, returned a verdict finding that plaintiff Feagins had not been damaged by her use of PONDIMIN and that plaintiff Dupree had been damaged in the amount of $41,195.12 by the use of PONDIMIN. The Feagins case was thereupon dismissed; the Company agreed not to contest liability in the Dupree case, but may pursue an appeal. On October 27, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the Back-End opt out cases of Fernandez v. Wyeth, et al., No. 020704037, Joel Taylor v. Wyeth, et al., No. 020802581, and Ruby Taylor v. Wyeth, et al., No. 021102104, returned a verdict finding that plaintiffs Joel Taylor and Ruby Taylor had not been damaged by their use of PONDIMIN and that plaintiff Fernandez had been damaged in the amount of $50,000 by her use of PONDIMIN. The two Taylor cases were thereupon dismissed and the parties resolved the Fernandez case. On November 2, 2004, a Norwalk, California jury in the California Superior Court, Los Angeles County, hearing the Intermediate opt out case of Hines v. Wyeth, et al., No. DD001645, returned a verdict finding that plaintiff had been damaged in the amount of $115,000 by his use of PONDIMIN. The Bernston/Connell, Feagins/Dupree, Fernandez/Taylor, and Hines cases were tried under a reverse bifurcation procedure, in which the parties first try the issue of the plaintiff's alleged injury and damages, and only proceed to a trial of the Company's liability for the jury's award if any damages are found. Because no damages were found in the Bernston, Feagins and two Taylor cases, because the Connell, Fernandez, and Hines cases were resolved after the damages phase and because the Company did not contest liability in the Dupree case, none of these cases proceeded to the liability phase.

          On October 6, 2004, a Philadelphia jury in the Pennsylvania Court of Common Pleas, First Judicial District, hearing the combined Intermediate opt out cases of Hansen v. Wyeth, et al., No. 021201063, Jensen v. Wyeth, et al., No 0021201202, Hill v. Wyeth, et al., No. 021201207, and McMurdie v. Wyeth, et al., No. 021201386, in a reverse bifurcation format found that plaintiffs had been damaged in the aggregate amount of $2.135 million by their use of PONDIMIN and/or REDUX. The verdict dealt solely with the issue of damages. The trial resumed on October 25, 2004 and on November 3, 2004, the jury returned a verdict finding the Company liable for the damages determined in the earlier phase. The Company plans to appeal the verdict.

          In addition to the Intermediate and Back-End opt out cases that have gone to verdict, other such cases set for trial have been settled, dismissed or adjourned to a later date.

          On April 27, 2004, a jury in Beaumont, Texas hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson Cty., TX, returned a verdict in favor of the plaintiffs for $113.353 million in compensatory damages and $900.0 million in punitive damages for the wrongful death of the plaintiffs' decedent, allegedly as a result of PPH caused by her use of PONDIMIN. On May 17, 2004, the trial court entered judgment on behalf of the plaintiffs for the full amount of the jury's verdict, as well as $4.2 million in pre-judgment interest and $188,737 in guardian ad litem fees. On July 26, 2004, the trial court denied in their entirety the Company's motions for a new trial or for judgment notwithstanding the verdict, including the Company's request for application of Texas's statutory cap on punitive damage awards. The Company has filed an appeal from the judgment entered by the trial court and believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. In connection with its appeal, the Company was required by Texas law to post a bond in the amount of $25.0 million. The appeal process is expected to take one to two years at a minimum.

          As of October 14, 2004, the Company was a defendant in approximately 340 lawsuits in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the Company and not the Trust). Approximately 70 of these cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 45 of the approximately 340 cases, the Company expects the PPH claims to be voluntarily dismissed by the claimants (although they may continue to pursue other claims). In approximately 55 of these cases the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the claimants meet the definition of PPH under the national settlement. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends to vigorously defend those PPH cases that cannot be resolved prior to trial.

          In the litigation involving PREMARIN and PREMPRO, the Company's estrogen and estrogen/progestin therapies, respectively, two additional putative class action lawsuits have been filed. The putative class representative in Tiedemann, et al. v. Wyeth, et al., No. 110063/04 (N.Y. Sup. Ct., New York Cty.), seeks to represent a class of all New York women who ingested prescription hormone therapy
          (HT) medication "on a regular basis" and allegedly suffered personal injury as a result. Medical monitoring and compensatory and punitive damages are also sought. The putative class representative in Lesser, et al. v. Wyeth, et al., No. 04110280 (N.Y. Sup. Ct., New York Cty.), seeks to represent a class of all New York residents who used HT and were prescribed the product by a physician licensed and practicing in New York. Compensatory damages, medical monitoring costs and punitive damages are sought. The Company is currently defending approximately 2,560 actions in various courts for personal injuries allegedly arising out of the use of PREMARIN or PREMPRO, including breast cancer, stroke and heart disease. Together, these cases assert claims on behalf of approximately 4,100 women allegedly injured by PREMPRO or PREMARIN.

          In the litigation involving the Company's cough/cold products that contained the ingredient phenylpropanolamine (PPA), the Company is currently a named defendant in approximately 685 lawsuits (on behalf of a total of approximately 1,100 plaintiffs).

          In the litigation alleging that the administration of one or more vaccines containing thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism, the Company has been served with 370 lawsuits in various state and federal courts involving 949 vaccine recipients. Of those 949 vaccine recipients, 484 have also filed petitions for compensation in the United States Court of Federal Claims under the provisions of the federal Vaccine Compensation Act (the Vaccine Court). Of these 484 Vaccine Court petitioners, 43 have withdrawn from Vaccine Court (33 of whom are currently proceeding with lawsuits against the Company), and 414 of those currently proceeding in Vaccine Court have had their petitions in that Court pending for over 240 days. Absent a Vaccine Court judgment, Vaccine Court petitioners are first eligible to withdraw from Vaccine Court 240 days after they file their petitions. Currently there are over 4,300 petitions pending as part of an Omnibus Autism

          Proceeding in Vaccine Court, but it is unknown how many of those petitioners received one or more vaccines manufactured and distributed by the Company.

          The Company has been named as a defendant in a putative class action (filed, but not yet served upon the Company) brought on behalf of all former or present EFFEXOR patients who, after August 20, 1997, suffered from an alleged dependency or withdrawal syndrome following the reduction or termination of their dosage of EFFEXOR. Carolina, et al. v. Wyeth, et al., No. 04CV-608P, U.S.D.C., N.D. Ok. The complaint asserts causes of action for strict liability, failure to warn, negligent failure to warn, fraud, intentional infliction of emotional distress and violations of the federal Food, Drug & Cosmetic Act and seeks compensatory and punitive damages on behalf of the class.

          A putative class action lawsuit has been filed involving the veterinary product PROHEART 6, which the Company's Fort Dodge Animal Health subsidiary voluntarily recalled from the market in September 2004. The putative class representative in Dill, et al. v. American Home Products, et al., No. CJ 1004 05879 (Dist. Ct., Tulsa Cty., OK) seeks to represent a class of all Oklahoma individuals whose canines have been injured or died as a result of being injected with PROHEART
          6. Compensatory and punitive damages are sought.

          In the litigation against the Company and other pharmaceutical manufacturers alleging that the defendant companies violated federal antitrust statutes and certain state laws by unlawfully agreeing to engage in conduct to prevent U.S. consumers from purchasing defendants' prescription drugs from Canada, the plaintiffs have filed an amended complaint that consolidates what were seven separate actions into a single purported class action, now entitled In re Canadian Import Antitrust Litigation, Civ. No. 04-2724 (JNE/JGL), U.S.D.C., D. Minn. Additionally, another action, Clayworth v. Pfizer, et al., No. RG04172428, Calif. Super. Ct., Alameda Cty, has been filed against the Company in California state court alleging certain violations of California state law. This action is brought on behalf of California pharmacies and alleges that the defendant pharmaceutical manufacturers engaged in a price-fixing conspiracy in the United States that was carried out by, among other allegations, efforts to restrict Canadian drugs from coming into the United States. The California action alleges that, as a result of the claimed conspiracy, the pharmacy plaintiffs paid higher prices for the defendants' pharmaceutical products than they otherwise would have paid. The Company intends to vigorously defend these actions.

          Broadview Pharmacy, a retail pharmacy located in Toronto, Canada, filed an application for leave to file a private application for remedial relief with Canada's Competition Tribunal against Wyeth Canada under Section 75 of Canada's Competition Act, alleging that Wyeth Canada refused to supply the pharmacy with Wyeth Canada's prescription pharmaceutical products. On September 20, 2004, the Competition Tribunal denied Broadview's petition.

          In connection with the antitrust multi-district litigation proceedings in which direct and indirect purchasers of K-Dur 20 allege that the Company's settlement of certain patent infringement litigation with Schering-Plough unlawfully delayed the market entry of generic competition for K-Dur 20, the district court has preliminarily approved the Company's settlement with a putative class of direct purchaser plaintiffs. The Company anticipates that a final approval hearing will occur within the next several months.

          In the litigation involving allegations that the Company violated federal and state antitrust laws through the use of alleged exclusive contracts and "disguised exclusive contracts" with managed care organizations and pharmacy benefit managers concerning PREMARIN, the United States Court of Appeals for the Sixth Circuit has recently denied the Company's appeal of the district court's decision to grant the indirect-purchasers' motion for class certification in Ferrell, et al. v. Wyeth-Ayerst Labs., Inc., Civ. A. No. C-1-01-447, U.S.D.C., S.D. Oh. In addition, the Company has appealed to the California Court of Appeals, First Appellate District, the Superior Court's decision to grant an indirect purchaser's motion for class certification in Blevins v. Wyeth-Ayerst Labs., Inc., et al., Case No. 324380, Cal. Super. Ct., San Francisco Cty. The Company intends to vigorously defend the antitrust lawsuits involving PREMARIN.

          Medtronic Sofamor Danek (Medtronic) is Wyeth's licensee for certain products utilizing Wyeth's recombinant BMP-2 protein, in particular the INFUSE Bone Graft/LT-CAGE Lumbar Tapered Fusion Device System (Infuse). In a case involving technology agreements, Medtronic Sofamor Danek, Inc. vs. Gary K. Michelson, M.D. and Karlin Technology, Inc., Civ. Action No. 01-2373 (U.S. District Court for the Western District of Tennessee), a jury found Medtronic liable for $109.0 million in compensatory damages and $400.0 million in punitive damages. Wyeth was not a party to that action and is not liable for the damages awarded. As part of its verdict, the jury found that Infuse infringed U.S. patents 6,080,155, 6,270,498 and 6,210,412 and awarded royalties at a rate of 10%. The patent owner has not requested an injunction as to sales of Infuse. If an injunction were to be issued, Wyeth's sales of BMP-2 could be impacted. Medtronic has advised Wyeth that it intends to appeal.

          The Company intends to continue to defend all of the foregoing litigation vigorously.

          In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation (other than the litigation involving REDUX and PONDIMIN, the potential effects of which are discussed in Note 7 to the consolidated condensed financial statements, "Contingencies and Commitments") will not have a material adverse effect on the Company's financial position but could be material to the results of operations or cash flows in any one accounting period.

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

               o August 11, 2004 relating to furnishing information on Wyeth's diet drug litigation (Item 9 disclosure).

               o September 30, 2004 relating to the election of Frances D. Fergusson, Ph.D. to Wyeth's Board of Directors (Items 5.02 and 9.01 disclosure).

               o October 20, 2004 relating to furnishing Wyeth's earnings results for the 2004 third quarter (Item 2.02 disclosure).

                                    Signature
                                    ---------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Wyeth
                                      -----
                                  (Registrant)


                              By /s/ Paul J. Jones
                                 -----------------------
                                     Paul J. Jones
                             Vice President and Controller
                              (Duly Authorized Signatory
                             and Chief Accounting Officer)



          Date: November 9, 2004

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