Form 10-K
period 2004-12-31
WYETH
filed 2005-03-14
CIK 5187

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from     to


                          Commission file number 1-1225

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

                                                    Name of each exchange on
            Title of each class                         which registered
-----------------------------------------       --------------------------------
$2 Convertible Preferred Stock, $2.50               New York Stock Exchange
par value
-----------------------------------------       --------------------------------

Common Stock, $0.33 - 1/3 par value                 New York Stock Exchange
-----------------------------------------       --------------------------------



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


Aggregate market value at June 30, 2004              $48,227,194,281

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
                                                     March 1, 2005
                                                     -------------

Common Stock, $0.33 - 1/3 par value                  1,336,053,758

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

(1)  2004 Annual Report to Stockholders - In Parts I, II and IV
---------------------------------------------------------------
(2)  Proxy Statement to be filed on or about March 16, 2005 - In Part III
-------------------------------------------------------------------------

                                     PART I
                                     ------

ITEM 1.    BUSINESS
           --------

           General
           -------

           Unless stated to the contrary, or unless the context otherwise requires, references to the Company in this report include Wyeth and subsidiaries.

           Wyeth, a Delaware corporation (the "Company") organized in 1926, is currently engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in three primary businesses: Wyeth Pharmaceuticals ("Pharmaceuticals"), Wyeth Consumer Healthcare ("Consumer Healthcare") and Fort Dodge Animal Health ("Animal Health"). Pharmaceuticals include branded human ethical pharmaceuticals, biologicals, vaccines and nutritionals. Principal products include neuroscience therapies, cardiovascular products, nutritionals, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments, immunological products and women's health care products. Consumer Healthcare products include analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and personal care items sold over-the-counter. Principal Animal Health products include vaccines, pharmaceuticals, parasite control and growth implants.

           In October 2000, the Company had an approximately 55% ownership in Immunex Corporation ("Immunex"), subsequently acquired by Amgen Inc. ("Amgen"). In November 2000, through a public equity offering, the Company sold 60.5 million shares of Immunex common stock with proceeds to the Company of approximately $2.405 billion resulting in a pre-tax gain on the sale of $2.061 billion. As a result of the reduction in ownership below 50%, the Company included the financial results of Immunex on an equity basis retroactive to January 1, 2000. In July 2002, Amgen completed its acquisition of Immunex. Under the terms of the acquisition agreement, the Company received 98,286,358 shares of Amgen common stock and $1.005 billion in cash in exchange for all of its shares of Immunex common stock. The Company began selling its Amgen shares in the 2002 fourth quarter and completed the sale of all such shares as of January 21, 2003 for aggregate net proceeds of $4.831 billion. The Company and Amgen continue to co-promote ENBREL in the United States and Canada with the Company having exclusive rights to ENBREL outside of North America.

           Additional information relating to the Immunex/Amgen common stock transactions is set forth in Note 2 of the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report to Stockholders and is incorporated herein by reference. The following are also described in Note 2:

             o   The 2004, 2003 and 2002 net gains on sales of assets;
             o The co-development and co-commercialization agreement entered into between the Company and Solvay Pharmaceuticals to co-develop and co-commercialize four neuroscience compounds;
             o The equity purchase agreement between the Company and Takeda Chemical Industrial Co., Ltd. (Takeda), whereby the Company will buy out the 40% minority interest of the Company's affiliate in Japan presently held by Takeda; and
             o The 2002 first quarter sale of the Company's Rhode Island facility to Immunex (subsequently acquired by Amgen).

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

           Reportable Segments
           -------------------

           Financial information, by reportable segment, for each of the three years ended December 31, 2004 is set forth in Note 15 of the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report to Stockholders and is incorporated herein by reference.

           The Company has four reportable segments: Pharmaceuticals, Consumer Healthcare, Animal Health and Corporate. The Company's Pharmaceuticals, Consumer Healthcare and Animal Health reportable segments are strategic business units that offer different products and services. Beginning in the 2003 fourth quarter, the Company changed its reporting structure to include the Animal Health business as a separate reportable segment. The Animal Health business was previously reported within the Pharmaceuticals segment. Prior period information presented in Note 15 of the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report to Stockholders was restated to be on a comparable basis. The reportable segments are managed separately because they manufacture, distribute and sell distinct products and provide services, which require differing technologies and marketing strategies. The Company sells its diversified line of products to wholesalers, pharmacies, hospitals, physicians, retailers and other health care institutions located in various markets in more than 145 countries throughout the world. Wholesale distributors and large retail establishments account for a large portion of the Company's net revenue and trade receivables, especially in the United States. The Company's top three customers accounted for 25%, 23% and 25% of the Company's net revenue in 2004, 2003 and 2002, respectively. The Company's largest customer accounted for 10% of net revenue in 2004, 2003 and 2002. The Company continuously monitors the creditworthiness of its customers and has established internal policies regarding customer credit limits.
           The product designations appearing in differentiated type herein are trademarks.

           PHARMACEUTICALS SEGMENT

           The Pharmaceuticals segment manufactures, distributes, and sells branded human ethical pharmaceuticals, biologicals, vaccines and nutritionals. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers, and other human health care institutions. Some of these sales are made to large buying groups representing certain of these customers. Principal product categories and their respective products are: neuroscience therapies including EFFEXOR (marketed as EFEXOR internationally) and EFFEXOR XR; cardiovascular products including ALTACE (co-marketed with King Pharmaceuticals, Inc.) and INDERAL; nutritionals including S-26, 2ND AGE PROMIL and 3RD AGE PROGRESS (international markets only); gastroenterology drugs including ZOTON (international markets only) and PROTONIX (U.S. market only); anti-infectives including ZOSYN (marketed as TAZOCIN internationally); vaccines including PREVNAR (marketed as PREVENAR internationally); oncology therapies; musculoskeletal therapies including ENBREL; hemophilia treatments including BENEFIX Coagulation Factor IX (Recombinant) and REFACTO albumin-free formulated Factor VIII (Recombinant); immunological products including RAPAMUNE; and women's health care products including PREMARIN, PREMPRO, PREMPHASE, and ALESSE (marketed as LOETTE internationally). The Company manufactures these products in the United States and Puerto Rico, and in 15 foreign countries.

           Accounting for more than 10% of net revenue in 2004, 2003 and 2002 were sales of neuroscience therapies of $3.546 billion, $2.923 billion and $2.290 billion, respectively. Neuroscience therapies include 2004, 2003 and 2002 sales related to the EFFEXOR family of products of $3.347 billion, $2.712 billion and $2.072 billion, respectively. In addition, sales of gastroenterology drugs of $2.038 billion and $1.857 billion, which include sales of $1.591 billion and $1.493 billion related to PROTONIX also exceeded 10% of net revenue in 2004 and 2003, respectively. Sales of women's health care products totaling $1.865 billion and $2.456 billion accounted for more than 10% of net revenue in 2003 and 2002, respectively, which include sales of the PREMARIN family of products of $1.275 billion and $1.880 billion, respectively.
           Except as noted above, no other single pharmaceutical product or category of products accounted for more than 10% of net revenue in 2004, 2003 or 2002.

           CONSUMER HEALTHCARE SEGMENT

           The Consumer Healthcare segment manufactures, distributes and sells over-the-counter health care products. Principal Consumer Healthcare product categories and their respective products are: analgesics including ADVIL; cough/cold/allergy remedies including ROBITUSSIN, DIMETAPP and ALAVERT; nutritional supplements including CENTRUM products, CALTRATE and SOLGAR products; and hemorrhoidal, asthma and personal care items including CHAPSTICK. These products are generally sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising. These products are manufactured in the United States and Puerto Rico, and in nine foreign countries.

           No single Consumer Healthcare product or category of products accounted for more than 10% of net revenue in 2004, 2003 or 2002.

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

           No single Animal Health product or category of products accounted for more than 10% of net revenue in 2004, 2003 or 2002.

           CORPORATE SEGMENT

           Corporate is responsible for the treasury, tax and legal operations of the Company's businesses and maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments. These items include interest expense and interest income, gains on the sales of investments and other corporate assets, gains relating to Immunex/Amgen common stock transactions, certain litigation provisions, including the REDUX and PONDIMIN litigation charges, special charges and other miscellaneous items. See Note 15 of the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report to Stockholders for Corporate segment information, as well as additional disclosure relating to certain significant items listed above.

           Sources and Availability of Raw Materials
           -----------------------------------------

           Generally, raw materials and packaging supplies are purchased in the open market from various outside vendors. The loss of any one source of supply would not have a material adverse effect on the Company's future results of operations. However, certain raw materials for BENEFIX, REFACTO, RAPAMUNE, ZOTON, ZOSYN and oral contraceptives are sourced from sole third-party suppliers.

           Patents and Trademarks
           ----------------------

           Patent protection is, in the aggregate, considered to be of material importance in the Company's marketing of pharmaceutical products in the United States and in most major foreign markets. Patents may cover products, formulations, processes for, or intermediates useful in the manufacture of products or the uses of products. The Company owns, has applied for, or is licensed under, a large number of patents, both in the United States and other countries. Protection for individual products extends for varying periods in accordance with the date of grant and the legal life of patents in countries in which patents are granted. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope of coverage, and the availability of legal remedies in the country. There is no assurance that the patents the

           Company is seeking will be granted or that the patents the Company has been granted would be found valid if challenged. Moreover, patents relating to particular products, uses, formulations, or processes do not preclude other manufacturers from employing alternative processes or from marketing alternative products or formulations that might successfully compete with the Company's patented products.

           Patent portfolios developed for products introduced by the Company normally provide market exclusivity. The Company considers patent protection for certain products, processes, and uses to be important to its operations. For many of its products, in addition to compound patent protection, the Company holds other patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the compound patent. Patents are in effect for the following major products in the United States. The anti-infective ZOSYN has patent protection until at least 2007. ENBREL has patent protection until at least 2014. The anti-depressants EFFEXOR and EFFEXOR XR have patent protection until at least 2008. (Below is a discussion of a lawsuit filed by the Company against Teva Pharmaceuticals USA, Inc. ("Teva") in connection with Teva's filing of an Abbreviated New Drug Application ("ANDA") relating to EFFEXOR XR.) PREMPRO, a combination estrogen and progestin product, has patent protection until at least 2015. BENEFIX Coagulation Factor IX (Recombinant), a blood-clotting factor for hemophilia B, has patent protection until at least 2011. REFACTO, a recombinant factor VIII product without human serum albumin, has patent protection until at least 2010. PREVNAR, the Company's 7-valent pneumococcal conjugate vaccine has patent protection until at least 2007. PROTONIX, the Company's product for the treatment and maintenance of healing of erosive esophagitis, has patent protection until at least 2010. (Below is a discussion of a lawsuit filed by the Company and Altana Pharma AG ("Altana") against Teva in connection with the filing of an ANDA relating to PROTONIX.) RAPAMUNE, an immunological product, has patent protection until at least 2009 and patent term extension, if granted, would extend protection until 2013. BMP-2, a protein therapy that induces bone growth, has patent protection until at least 2014. CYDECTIN, the Company's Animal Health parasite control product, has patent protection until at least 2007 and an application for patent extension has been filed which could extend exclusivity until 2012. ZOTON, a gastroenterology product, which is sold by the Company exclusively outside the United States, has patent protection in its principal markets until at least December 2005.

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

           Extensions to market exclusivity are sought in the United States and other countries through all relevant laws, including laws increasing patent life. Some of the benefits of increases in patent life have been partially offset by a general increase in the number of incentives for and use of generic products. In addition, improvements in intellectual property laws are sought in the United States and other countries through reform of patent and other relevant laws and implementation of international treaties.

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

           Aventis Pharma Deutschland ("Aventis") and King Pharmaceuticals, Inc. ("King") have filed suit against Cobalt Pharmaceuticals ("Cobalt"). The complaint alleges that the filing of an ANDA by Cobalt seeking FDA approval to market generic 1.25 mg, 2.5 mg, 5 mg, and 10 mg ramipril capsules infringes an Aventis patent expiring October 2008. The Company co-promotes ALTACE (ramipril) together with King. This matter is more fully described in Item 3. Legal Proceedings, which discussion is incorporated herein by reference.

           The Company and Altana have filed a suit against Teva alleging that the filing of an ANDA seeking FDA approval to market generic pantoprazole tablets infringes a patent owned by Altana, the Company's licensing partner. Pantoprazole is the active ingredient used in PROTONIX. This matter is more fully discussed in Item 3, Legal Proceedings, which discussion is incorporated herein by reference.

           The Company expects that its Pharmaceuticals royalty income will decrease due primarily to the ending of royalty payments in certain countries at the end of 2005, relating to patents held by the Company and licensed to a third party for its marketed products. Royalty income recognized by the Company in all markets related to this royalty agreement approximated $139.0 million and $132.0 million in 2004 and 2003, respectively.

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

           PREMARIN, the Company's principal conjugated estrogens product manufactured from pregnant mare's urine, and related products PREMPRO and PREMPHASE (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate) are the leaders in their categories and contribute significantly to net revenue and results of operations. PREMARIN's natural composition is not subject to patent protection (although PREMPRO has patent protection). PREMARIN, PREMPRO and PREMPHASE are indicated for the treatment of certain menopausal symptoms. They also are approved for the prevention of osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Their use for that purpose in women without symptoms should be limited to cases where non-hormonal treatments have been seriously considered and rejected. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. New products containing different estrogens and/or different progestins from those found in PREMPRO and PREMPHASE, utilizing various forms of delivery and having many forms of the same indications, have been introduced. Some companies also have attempted to obtain approval for generic versions of PREMARIN. These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the FDA announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. One other company had announced that it had applied for FDA approval of a generic version of PREMARIN derived from the same natural source. Following a bench trial in November 2002, a federal court found, in an order issued on October 2, 2003, that the company which had developed the estrogens to be used in this product, Natural Biologics, Inc., had misappropriated certain of the Company's trade secrets relating to the manufacture of PREMARIN. The court has entered a permanent injunction that, inter alia, bars Natural Biologics, Inc. from using the misappropriated trade secrets and from engaging in the research, development, production or manufacture of estrogens from urine. Wyeth v. Natural Biologics, Inc., et al., No. 98-2469 (JNE/JGL), U.S.D.C., D. Minn. The trial court's injunction has been affirmed by the U.S. Court of Appeals for the Eighth Circuit. The company that had applied for FDA approval of a generic version of PREMARIN based on Natural Biologics, Inc.'s material has announced that it has withdrawn the application. The

           Company cannot predict the timing or outcome of any other efforts to seek FDA approval for generic versions of PREMARIN.

           Two of the Company's largest products, EFFEXOR XR and PROTONIX, are the subject of pending patent litigation involving potential generic competition. In the case of EFFEXOR XR, the Company has patent protection in the United States until at least June 2008, when the patent covering the active ingredient in EFFEXOR, venlafaxine, will expire. The pending litigation involves the infringement by a potential generic competitor of the Company's patents relating to extended-release venlafaxine that expire in 2017. In the event that the Company is not successful in this action, EFFEXOR XR may face generic competition as early as June 2008. In the case of PROTONIX, the Company and its partner, Altana, have patent protection until at least July 2010, when the patent covering the active ingredient in PROTONIX, pantoprazole, will expire. That patent is being asserted against a potential generic competitor. In the event the Company is not successful in this action, PROTONIX may face generic competition prior to July 2010. Although the Company believes that its patents are valid, there can be no assurance as to the outcome of these matters, which could materially affect future results of operations. These matters (together with a discussion of the ANDA filing being submitted by generic competitors related to ALTACE) are more fully described in Item 3. Legal Proceedings, which discussion is incorporated herein by reference.

           Eli Lilly has received approval in the United States and in the European Union for its new antidepressant, Cymbalta, which, like EFFEXOR XR, inhibits the uptake of serotonin and norepinephrine in the brain. In addition, growth in overall usage of antidepressants in the United States appears to be slowing for a variety of reasons.

           The FDA has recommended new class labeling for antidepressants that will, among other things, more prominently highlight the already labeled risk of suicide in children and adolescents in a "black box" warning. The Company already has implemented the labeling change for EFFEXOR. The FDA also has requested that data regarding suicidality from clinical trials in adults be re-examined using the same approach developed for evaluating the pediatric data. The Company will respond to the FDA's request.

           In addition, the regulatory authority in the United Kingdom recently has completed a review of the safety and efficacy of the selective serotonin reuptake inhibitor class of antidepressants as well as EFFEXOR. New class labeling for antidepressants as well as restrictions on the use of EFFEXOR in the United Kingdom have been implemented. The Company is appealing this decision. The Company expects further regulatory scrutiny of the drugs in this therapeutic area, including EFFEXOR.

           The Company cannot predict the level of impact these issues may have on future global usage of EFFEXOR.

           The proton pump inhibitor category is highly competitive. PROTONIX is subject to discounting demands by managed care and state organizations and price competition from generic omeprazole and other branded proton pump inhibitor products. This pricing pressure may have an effect on future net sales.

           Market demand for ENBREL continued its strong growth in 2004.
           North American net revenue increased by over 50% compared with 2003, while sales outside North America more than doubled. During this strong growth in demand, worldwide manufacture for ENBREL improved, delivering unconstrained supply for the first full year. Improvements in the existing Rhode Island and Boehringer Ingelheim facilities' performance, combined with the FDA approval of a second Boehringer Ingelheim facility in June 2004 and the October 2004 FDA approval of a Genentech, Inc. facility, were key contributors to the enhanced manufacturing capacity in 2004. While continued process improvements and the inclusion of Genentech material will once again contribute to the supply of ENBREL in 2005, market demand has continued to grow, and additional manufacturing supply is expected to be required.

           The anticipated approval of two new manufacturing facilities in 2005 will help to ensure uninterrupted supply and support the continued growth of ENBREL. Wyeth's application for approval of its Grange Castle, Ireland, facility was filed with the European Medicines Agency in January 2005. Additionally, Amgen anticipates approval of a second facility in Rhode Island in 2005.

           As is typical for new biological manufacturing facilities, manufacturing throughput from these new facilities is not expected to be at optimal levels during at least the initial year of production. The per unit costs of ENBREL produced during at least the first year of production at these facilities will be substantially higher than current per unit costs, which is likely to reduce the Company's alliance revenue and margins. The timing and magnitude of this revenue and margin effect will depend on a number of factors, some of which are outside the Company's control. These factors include the timing of approval of these new facilities and the timing of sale of the resulting inventory.

           As a result of delays in product availability of PREVNAR due to a late 2003 shutdown of the filling lines at the Company's Pearl River, New York, facility as well as other manufacturing and testing issues, product availability was constrained in all markets through the first half of 2004. During the first quarter of 2004, the Centers for Disease Control and Prevention ("CDC") issued interim recommendations to defer administration of the third and fourth doses for healthy children. Due to increased product availability, the CDC revised these recommendations in early July 2004 and again in September 2004 to recommend that health care providers return to the four-dose schedule for healthy children and initiate efforts to vaccinate those children who had the doses deferred. In March of 2004, the European Agency for the Evaluation of Medicinal Products issued interim dosing recommendations to reduce usage. In September 2004, these recommendations were revised to reinstate pre-shortage recommendations. Capacity was enhanced overall in 2004 due to internal improvements and the FDA approval of a third-party filling facility in the second quarter of 2004. The Company exceeded its 2004 production goal of 20 - 23 million doses.

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

           The Company is in discussion with various regulatory authorities regarding manufacturing process issues at certain of the Company's European manufacturing sites. The Company is working with the authorities to resolve these issues but cannot predict the outcome of those discussions and what impact, if any, these issues will have on supply of the Company's products manufactured at these facilities. However, based on information currently available, the Company believes the impact, if any, on its consolidated statements of operations will not be material.

           CONSUMER HEALTHCARE SEGMENT

           The Consumer Healthcare business has many competitors. Based on sales, the Company believes it ranks within the top five major competitors in the global consumer health care industry. The Company's competitive position is affected by several factors including resources available to develop, enhance and promote products; customer acceptance; product quality; development of alternative therapies by competitors; growth of generic store brands; and scientific and technological advances.

           ANIMAL HEALTH SEGMENT

           The Company competes with many major multinational competitors and numerous other producers of animal health products worldwide. Based on net revenue, the Company believes it ranks within the top five competitors in the worldwide animal health marketplace.

           Important competitive factors include price and cost effectiveness; development of new products and processes; customer acceptance; quality and efficacy; patent protection; innovation; scientific and technological advances; and promotion to distributors, veterinary professionals and consumers.

           Research and Development
           ------------------------

           Worldwide research and development activities are focused on discovering, developing and bringing to market new products to treat and/or prevent some of the most serious health care problems. During 2004, several major collaborative research and development arrangements were initiated or continued with other pharmaceutical and biotechnology companies including an agreement entered into between the Company and Solvay Pharmaceuticals to co-develop and co-commercialize four neuroscience compounds, most notably, bifeprunox. Research and development expenditures totaled approximately $2.461 billion in 2004, $2.094 billion in 2003 and $2.080 billion in 2002 with approximately 94%, 93% and 93% of these expenditures in the Pharmaceuticals segment in 2004, 2003 and 2002, respectively.

           During 2004, Pharmaceuticals entered 12 new compounds into development for the fourth year in a row. The Company also entered two new molecular entities and one life cycle management program into Phase 3, the final stage of drug development.

           At December 31, 2004, the Company's significant new product opportunities included two New Drug Applications and nine biologics license applications filed with the FDA for review, and 73 active Investigational New Drug Applications. Additionally, the Company has filed six Supplemental Drug Applications seeking approval for new uses of existing products.

           Late in 2004, the Company submitted a global registration filing for TYGACIL, an innovative broad-spectrum antibiotic for serious, hospital-based infections. Early in 2005, this application was given priority review status by the FDA, which could lead to its approval and market introduction later in 2005.

           During 2004, ENBREL received approval in the United States and in Europe for the treatment of psoriasis. Also, in the United States ENBREL received approval for a new, 50 mg pre-filled syringe dosage form. In January 2005, ENBREL received market clearance in Japan for the treatment of rheumatoid arthritis.

           Regulation
           ----------

           The Company's various health care products are subject to regulation by government agencies throughout the world. The primary emphasis of these regulatory requirements is to assure the safety and effectiveness of the Company's products. In the United States, the FDA, under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act, regulates many of the Company's health care products, including human and animal pharmaceuticals, vaccines, and consumer health care products. The Federal Trade Commission ("FTC") has the authority to regulate the promotion and advertising of consumer health care products including over-the-counter drugs and dietary supplements. The U.S.
           Department of Agriculture regulates the Company's domestic animal vaccine products. The FDA's enforcement powers include the imposition of criminal and civil sanctions against companies, including seizures of regulated products, and criminal sanctions against individuals. The FDA's enforcement powers also include its inspection of the numerous facilities operated by the Company. To facilitate compliance, the Company from time to time may institute voluntary compliance actions such as product recalls when it believes it is appropriate to do so. In addition, many states have similar regulatory requirements. Most of the Company's pharmaceutical products, and an increasing number of its consumer health care products, are regulated under the FDA's new drug or biologics approval processes, which mandate pre-market approval of all new drugs. Such processes require extensive time, testing and documentation for approval, resulting in significant costs for new product introductions. The Company's U.S. Pharmaceuticals business is also affected by the Controlled Substances Act, administered by the Drug Enforcement Administration, which regulates strictly all narcotic and habit-forming drug substances. In addition, in the countries where the Company does business outside the United
           States, it is subject to regulatory and legislative climates that, in many instances, are similar to or more restrictive than that described above. The Company devotes significant resources to dealing with the extensive federal, state and local regulatory requirements applicable to its products in the United States and internationally.

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

           The Company's Wyeth Pharmaceuticals division, a related subsidiary, and certain employees (including an executive officer of the Company) are subject to a consent decree entered into with the FDA in October 2000 following the seizure in June 2000 from the Company's distribution centers in Tennessee and Puerto Rico of a small quantity of certain of the Company's products then manufactured at the Company's Marietta, Pennsylvania facility. The seizures were based on FDA allegations that products were not manufactured in accordance with current Good Manufacturing Practices. The consent decree, which has been approved by the U.S. District Court for the Eastern District of Tennessee, does not represent an admission by the Company or the employees of any violation of the Federal Food, Drug and Cosmetic Act or its regulations. The consent decree allows the continued manufacture of all of the products that the Company intends to manufacture at its Marietta, Pennsylvania, facility, as well as the Company's Pearl River, New York, facility, subject to review by independent consultants of manufacturing records prior to distribution of individual lots. In addition, as provided in the consent decree, an expert consultant has conducted a comprehensive inspection of the Marietta and Pearl River facilities and the Company has identified various actions to address the consultant's observations. The Company is in an ongoing process of completing these actions and obtaining verification of the Company's actions by the expert consultant. The verification process is subject to review by the FDA. As of the end of 2004, the Company had ceased manufacturing operations at the Marietta facility and is in the process of decommissioning the facility.

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

           Additional information on environmental matters is set forth in
           Note 7 of the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report to Stockholders and is incorporated herein by reference.

           Employees
           ---------

           At December 31, 2004, the Company had 51,401 employees worldwide, with 27,617 employed in the United States including Puerto Rico. Approximately 14% of the Company's worldwide employees are represented by various collective bargaining groups. Relations with most organized labor groups remain relatively stable.

           Financial Information about the Company's U.S. and International
           ----------------------------------------------------------------
           Operations
           ----------

           Financial information about U.S. and international operations for each of the three years ended December 31, 2004 is set forth in
           Note 15 of the Notes to Consolidated Financial Statements in the Company's 2004 Annual Report to Stockholders and is incorporated herein by reference.

           The Company's operations outside the United States are conducted primarily through subsidiaries. International net revenue in 2004 amounted to 43% of the Company's total worldwide net revenue.

           The Company's international businesses are subject to risks of currency fluctuations, governmental actions and other governmental proceedings, which are inherent in conducting business outside of the United States. The Company does not regard these factors as deterrents to maintaining or expanding its non-U.S. operations. Additional information about international operations is set forth under the caption Quantitative and Qualitative Disclosures about Market Risk in Management's Discussion and Analysis of

           Financial Condition and Results of Operations in the Company's 2004 Annual Report to Stockholders and is incorporated herein by reference.

           Availability of Information
           ---------------------------

           The annual report on Form 10-K and all other Company periodic reports (including quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto) are available promptly after filing with the Securities and Exchange Commission ("SEC") on the Company's Internet website at www.wyeth.com. Copies are also available, without charge, by contacting Wyeth Investor Relations at (877) 552-4744.

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

           The properties listed below are the principal manufacturing plants
           (M) and research laboratories (R) of the Company as of December 31, 2004, listed in alphabetical order by state or country. All of these properties are owned except certain facilities in Guayama, Puerto Rico, which are under lease. The Company also owns or leases a number of other smaller properties worldwide, which are used for manufacturing, research, warehousing and office space.

           Pharmaceuticals (P), Consumer Healthcare (C) and Animal Health (A):

                United States:                 Reportable Segment
                --------------                 ------------------
                Charles City, Iowa (M)                        (A)
                Fort Dodge, Iowa (M, R)                       (A)
                Andover, Massachusetts (M, R)  (P)
                Cambridge, Massachusetts (R)   (P)
                Princeton, New Jersey (R)      (P)
                Chazy, New York  (R)           (P)
                Pearl River, New York (M, R)   (P)     (C)
                Rouses Point, New York (M, R)  (P)     (C)
                Sanford, North Carolina (M, R) (P)
                Collegeville, Pennsylvania (R) (P)
                Carolina, Puerto Rico (M)      (P)
                Guayama, Puerto Rico (M)       (P)     (C)
                Richmond, Virginia (M, R)      (P)     (C)

                International:                 Reportable Segment
                --------------                 ------------------
                St. Laurent, Canada (M, R)     (P)     (C)
                Suzhou, China, (M)             (P)     (C)
                Havant, England (M, R)         (P)     (C)

                International:                 Reportable Segment
                --------------                 ------------------
                Askeaton, Ireland (M, R)       (P)
                Grange Castle, Ireland (M)*    (P)
                Newbridge, Ireland (M)         (P)
                Catania, Italy (M, R)          (P)            (A)
                Aprilia, Italy (M)             (P)     (C)
                Shiki, Japan (M, R)            (P)
                Vallejo, Mexico (M)            (P)     (C)
                Cabuyao, Philippines (M)       (P)
                Tuas, Singapore (M)            (P)
                Gerona, Spain  (M, R)                         (A)
                Hsin-Chu Hsien, Taiwan  (M)    (P)     (C)    (A)

           * Wyeth's application for approval of this facility was filed with the European Medicines Agency in January 2005.

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

           The Company has been named as a defendant in numerous legal actions relating to the diet drugs PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as "fen-phen") or REDUX, which the Company estimated were used in the United States, prior to their 1997 voluntary market withdrawal, by approximately
           5.8 million people. These actions allege, among other things, that the use of REDUX and/or PONDIMIN, independently or in combination with phentermine, caused certain serious conditions, including valvular heart disease and primary pulmonary hypertension ("PPH").

           On October 7, 1999, the Company announced a nationwide class action settlement (the "settlement") to resolve litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN. The settlement covered all claims arising out of the use of REDUX or PONDIMIN, except for PPH claims, and was open to all REDUX or PONDIMIN users in the United States. As originally designed, the settlement was comprised of two settlement funds. Fund A (with a value at the time of settlement of $1 billion plus $200.0 million for legal fees) was created to cover refunds, medical screening costs, additional medical services and cash payments, education and research costs, and administration costs. Fund A has been fully funded by contributions by the Company. Fund B (which was to be funded by the Company on an as-needed basis up to a total of $2.55 billion) would compensate claimants with significant heart valve disease. Any funds remaining in Fund A after all Fund A obligations were met were to be added to Fund B to be available to pay Fund B injury claims. In December 2002, following a joint motion by the Company and plaintiffs' counsel, the Court approved an amendment to the settlement agreement which provided for the merger of Funds A and B into a combined Settlement Fund which now will cover all expenses and injury claims in connection with the settlement. The merger of the two funds took place in January 2003. Payments in connection with the nationwide settlement were $822.7 million in 2002. There were no payments made in 2003. Payments in connection with the nationwide settlement were $26.4 million in 2004. Payments may continue, if necessary, until 2018.

           On January 18, 2002, as collateral for the Company's financial obligations under the settlement, the Company established a security fund in the amount of $370.0 million. In April 2002, pursuant to an agreement among the Company, class counsel and representatives of the settlement trust (the "Trust"), an additional $45.0 million (later reduced to $35.0 million) was added to the security fund. In February 2003, as required by an amendment to the settlement agreement, an additional $535.2 million was added by the Company to the security fund, bringing the total amount in the security fund to $940.2 million, which is primarily included in Other assets including deferred taxes, at December 31, 2004. The amounts in the security fund are owned by the Company and will earn interest income for the Company while residing in the security fund. The Company will be required to deposit an additional $180.0 million in the security fund if the Company's credit rating, as reported by both Moody's and S&P, falls below investment grade.

           The Company recorded litigation charges of $4.5 billion in 2004, $2 billion in 2003 and $1.4 billion in 2002. Total pre-tax charges recorded to date amount to $21.1 billion.

           Payments to the nationwide class action settlement funds, individual settlement payments, legal fees and other items were $850.2 million, $434.2 million and $1.307 billion for 2004, 2003 and 2002, respectively.

           As noted above, in 2004 the Company increased its reserves in connection with the REDUX and PONDIMIN diet drug matters by $4.5 billion, bringing the total of the charges taken to date to $21.1 billion. The $7.166 billion reserve at December 31, 2004 represents management's best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement (as it would be amended by the proposed Seventh Amendment, discussed below), initial opt outs, PPH claims, downstream opt out cases and the Company's legal fees related to the diet drug litigation. The latest charge takes into account the Company's decision to proceed with the proposed Seventh Amendment, its settlement discussions with plaintiffs' attorneys representing a number of individuals who have opted out of the nationwide settlement, its experiences with the downstream opt out cases that have been litigated or settled to date and its projected expenses in connection with the diet drug litigation. However, due to the need for Court approval of the proposed Seventh Amendment, the preliminary status of the Company's settlement discussions with attorneys representing certain downstream opt out plaintiffs, the uncertainty of the Company's ability to consummate settlements with the downstream opt out plaintiffs, the number and amount of any future verdicts that may be returned in downstream opt out and PPH litigation, and the inherent uncertainty surrounding any litigation, it is possible that additional reserves may be required in the future and the amount of such additional reserves may be significant.

           The Company intends to vigorously defend itself and believes it can marshal significant resources and legal defenses to limit its ultimate liability in the diet drug litigation. However, in light of the circumstances discussed above, it is not possible to predict the ultimate liability of the Company in connection with its diet drug legal proceedings. It is therefore not possible to predict whether, and if so when, such proceedings will have a material adverse effect on the Company's financial condition, results of operations and/or cash flows and whether cash flows from operating activities and existing and prospective financing resources will be adequate to fund the Company's operations, pay all liabilities related to the diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations without the disposition of significant strategic core assets and/or reductions in certain cash outflows.

           Recent Developments
           -------------------

           The Proposed Seventh Amendment to the Nationwide Settlement

           On August 26, 2004, U.S. District Judge Harvey Bartle III, the federal judge overseeing the settlement, granted a motion for preliminary approval of the proposed Seventh Amendment to the settlement. If approved by the District Court and upheld on any appeals that might be taken, the proposed Seventh Amendment would include the following key terms:

             o The amendment would create a new Supplemental Fund, to be administered by a Fund Administrator who will be appointed by the District Court and who will process most pending Level I and Level II matrix claims (as defined below);

             o After District Court approval, the Company would make initial payments of up to $50.0 million to facilitate the establishment of the Supplemental Fund and to begin reviewing claims. Following approval by the District Court and any Appellate Courts, the Company would make an initial payment of $400.0 million to enable the Supplemental Fund to begin paying claims. The timing of additional payments would be dictated by the rate of review and payment of claims by the Fund Administrator. The Company would ultimately deposit a total of $1.275 billion, net of certain credits, into the Supplemental Fund;

             o All participating matrix Level I and Level II claimants who qualify under the Seventh Amendment, who pass the Settlement Fund's medical review and who otherwise satisfy the requirements of the settlement ("Category One" class members) would receive a pro rata share of the $1.275 billion Supplemental Fund, after deduction of certain expenses and other amounts from the Supplemental Fund. The pro rata amount would vary depending upon the number of claimants who pass medical review, the nature of their claims, their age and other factors. A participating Category One class member who does not qualify for a payment after such medical review would be paid $2,000 from the Supplemental Fund;

             o Participating class members who might in the future have been eligible to file Level I and Level II matrix claims ("Category Two" class members) would be eligible to receive a $2,000 payment from the Trust; such payments would be funded by the Company apart from its other funding obligations under the nationwide settlement;

             o If the participants in the Seventh Amendment have heart valve surgery or other more serious medical conditions on Levels III through V of the nationwide settlement matrix by the earlier of 15 years from the date of their last diet drug ingestion or by December 31, 2011, they would remain eligible to submit claims to the existing Trust and be paid the current matrix amounts if they qualify for such payments under terms modified by the Seventh Amendment. In the event the existing Trust is unable to pay those claims, the Company would guarantee payment; and

             o All class members who participate in the Seventh Amendment would give up any further opt out rights as well as the right to challenge the terms of and the binding effect of the nationwide settlement. Approval of the Seventh Amendment also would preclude any lawsuits by the Trust or the Company to recover any amounts previously paid to class members by the Trust, as well as terminate the Claims Integrity Program (discussed below) as to all claimants who do not opt out of the Seventh Amendment.

           Pursuant to the terms of the proposed Seventh Amendment, the Company retained the right to withdraw from the Seventh Amendment if participation by class members was inadequate or for any other reason. Less than 5% of the class members who would be affected by the proposed Seventh Amendment (approximately 1,900 of the Category One class members and approximately 5,100 of the Category Two class members) elected to opt out of the Seventh Amendment and remain bound by the current settlement terms. On January 10, 2005, the Company announced that it would not exercise its right to withdraw from the proposed Seventh Amendment. The terms of the Seventh Amendment were thereupon reviewed by the District Court at a fairness hearing, which took place on January 18-19, 2005. The parties now are awaiting a decision by the District Court on approval of the proposed Seventh Amendment. There can be no assurance that the amendment will be approved by the Court and upheld on appeal.

           Challenges to the Nationwide Settlement

           Counsel representing approximately 8,600 class members have filed a motion with the District Court seeking a ruling that the nationwide settlement agreement is void. The motion asserts that there was inadequate representation of the class when the settlement agreement was negotiated, that the parties and their experts made mutual mistakes in projecting the amount of money that would be needed to pay all valid claims, that the original notice to the class was inadequate and that the Court had lacked subject matter jurisdiction over some of the class members' claims. The motion seeks an opportunity for all class members to decide a second time whether or not to be included in the class and therefore bound by the settlement agreement. The District Court has stayed briefing and consideration of the motion until after its decision on approval of the proposed Seventh Amendment, which as discussed above would preclude such claims on behalf of class members who participate. Counsel for the plaintiff class supported the stay but have stated that if the Seventh
           Amendment is not approved by the District Court, they intend to seek similar relief from the preclusive effect of the settlement agreement for uncompensated matrix claimants.

           Certain class members also have filed a number of other motions and lawsuits attacking both the binding effect of the settlement and the administration of the Trust, some of which have been decided against class members and currently are on appeal. The Company cannot predict the outcome of any of these motions or lawsuits.

           Downstream Opt Out Cases

           During 2004, the claims of approximately 200 class members who had taken advantage of the Intermediate and Back-End opt out rights created in the nationwide settlement reached the trial stage. Many of these cases were settled, dismissed or adjourned to a later date. The claims of approximately 34 of these plaintiffs went to verdict. Twelve of those verdicts were defense verdicts in favor of the Company. The remaining verdicts were returned in favor of the plaintiffs, with awards ranging from a low of less than $1,000 to a high of $1.25 million. All of the plaintiffs' verdicts in excess of $250,000 (and certain of the verdicts below that level) are being challenged by the Company on post-trial motions or appeal. On February 23, 2005, the Court hearing one such post-trial motion entered judgment in favor of the Company, dismissing a case in which a jury had returned a $780,000 verdict in favor of the plaintiff. Additional Intermediate and Back-End opt out trials are scheduled throughout 2005 and 2006.

           On January 18, 2005, the Company and counsel representing certain downstream opt out plaintiffs filed a motion with the District Court advising the Court that those parties had developed a proposed process by which large numbers of the downstream opt out cases might be negotiated and settled. On February 28, 2005, the Company disclosed that lawyers representing a substantial number of downstream opt out plaintiffs had agreed to participate in the process and that the Company would move forward with settlement discussions with those attorneys. However, the Company cannot predict the number of cases that might be settled as a result of such a process.

           PPH Cases
           On April 27, 2004, a jury in Beaumont, Texas, hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson Cty., TX, returned a verdict in favor of the plaintiffs for $113.4 million in compensatory damages and $900.0 million in punitive damages for the wrongful death of the plaintiffs' decedent, allegedly as a result of PPH caused by her use of PONDIMIN. On May 17, 2004, the Trial Court entered judgment on behalf of the plaintiffs for the full amount of the jury's verdict, as well as $4.2 million in pre-judgment interest and $188,737 in guardian ad litem fees. On July 26, 2004, the Trial Court denied in their entirety the Company's motions for a new trial or for judgment notwithstanding the verdict, including the Company's request for application of Texas' statutory cap on punitive damage awards. The Company has filed an appeal from the judgment entered by the Trial Court and believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. In connection with its appeal, the Company was required by Texas law to post a bond in the amount of $25.0 million. The appeal process is expected to take one to two years at a minimum.

           As of December 31, 2004, the Company was a defendant in approximately 350 lawsuits in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the Company and not by the Trust). Approximately 130 of these cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 20 of the 350 cases, the Company expects the PPH claims to be voluntarily dismissed by the claimants (although they may continue to pursue other claims). In approximately 100 of these cases, the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the claimants meet the definition of PPH under the national settlement. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends to vigorously defend those PPH cases that cannot be resolved prior to trial.

           Background to Recent Developments
           ---------------------------------

           The number of individuals who have filed claims within the nationwide settlement that allege significant heart valve disease (known as "matrix" claims) has been higher than had been anticipated. The proposed Seventh Amendment to the nationwide settlement was negotiated in 2004 by the Company, counsel for the plaintiff class in the nationwide settlement and counsel for a number of individual class members. It is designed to create a new claims processing structure, funding arrangement and payment schedule for most of the Level I and Level II matrix claims, the most numerous, but least serious, claims in the nationwide settlement. Should the proposed Seventh Amendment not be approved by the District Court and upheld in the event of any appeal from a District Court approval, the pending matrix claims would be processed under the terms of the existing settlement agreement and under the procedures that have been adopted by the Settlement Trust and the District Court, all as described below.

           Nationwide Settlement Matrix Claim Data
           The settlement agreement grants the Company access to claims data maintained by the Trust. Based on its review of that data, the Company understands that, as of December 29, 2004, the Trust had recorded approximately 120,910 matrix claim forms. Approximately 33,200 of these forms were so deficient, incomplete or duplicative of other forms filed by the same claimant that, in the Company's view, it is unlikely that a significant number of these forms will result in further claims processing.

           The Company's understanding of the status of the remaining approximately 87,710 forms, based on its analysis of data received from the Trust through December 29, 2004, is as follows. Approximately 24,220 of the matrix claims had been processed to completion, with those claims either paid (approximately 3,720 payments, totaling $1.360 billion, had been made to approximately 3,560 claimants), denied or in show cause proceedings (approximately 18,880) or withdrawn. Approximately 2,290 claims were in some stage of the 100% audit process ordered in late 2002 by the Federal Court overseeing the national settlement. An additional approximately 18,120 claims alleged conditions that, if true, would entitle the claimant to receive a matrix award; these claims had not yet entered the audit process. Another approximately 24,000 claims with similar allegations have been purportedly substantiated by physicians or filed by law firms whose claims are now subject to the outcome of the Trust's Claims Integrity Program, discussed below. Approximately 18,980 claim forms did not contain sufficient information even to assert a matrix claim, although some of those claim forms could be made complete by the submission of additional information and could therefore become eligible to proceed to audit in the future. The remaining approximately 100 claims were in the data entry process and could not be assessed.

           In addition to the approximately 120,910 matrix claims filed as of December 29, 2004, additional class members may file matrix claims if they develop a matrix condition by

           2015, have registered with the Trust by May 3, 2003, and have demonstrated FDA+ regurgitation (i.e., mild or greater aortic regurgitation, or moderate or greater mitral regurgitation) or mild mitral regurgitation on an echocardiogram conducted after diet drug use and obtained either outside of the Trust by January 3, 2003 or within the Trust's screening program. A claimant who has demonstrated a matrix condition by 2015 may progress to advanced levels of the matrix beyond 2015.

           The Company's understanding, based on data received from the Trust through December 29, 2004, is that audits had produced preliminary or final results on 4,531 of the claims that had begun the 100% audit process since its inception. Of these, 1,640 were found to be payable at the amount claimed, and 161 were found to be payable at a lower amount than had been claimed. The remaining claims were found ineligible for a matrix payment, although the claimants may appeal that determination to the Federal Court overseeing the settlement. Because of numerous issues concerning the audit process raised in motions and related proceedings now pending before the Federal Court, the Company cannot predict the ultimate outcome of the audit process.

           Both the volume and types of claims seeking matrix benefits received by the Trust to date differ materially from the epidemiological projections on which the Court's approval of the settlement agreement was predicated. Based upon data received from the Trust, over 95% of the 42,120 matrix claimants who allege conditions that, if true, would entitle them to an award seek an award under Level II of the five-level settlement matrix. (Level II covers claims for moderate or severe mitral or aortic valve regurgitation with complicating factors; depending upon the claimant's age at the time of diagnosis, and assuming no factors are present that would place the claim on one of the settlement's reduced payment matrices, awards under Level II range from $199,872 to $669,497 on the settlement agreement's current payment matrix.)

           The Settlement Trust Claims Integrity Program
           An investigation that the Company understands was conducted by counsel for the Trust and discovery conducted to date by the Company in connection with certain Intermediate and Back-End opt out cases (brought by some of the same lawyers who have filed these Level II claims and supported by some of the same cardiologists who have certified the Level II claims) cast substantial doubt on the merits of many of these matrix claims and their eligibility for a matrix payment from the Trust. Therefore, in addition to the 100% audit process, the Trust has embarked upon a Claims Integrity Program, which is designed to protect the Trust from paying illegitimate or fraudulent claims.

           Pursuant to the Claims Integrity Program, the Trust has required additional information concerning matrix claims purportedly substantiated by 18 identified physicians or filed by two law firms in order to determine whether to permit those claims to proceed to audit. Based upon data obtained from the Trust, the Company believes that approximately 24,000 matrix claims were purportedly substantiated by the 18 physicians and/or filed by the two law firms covered by the Claims Integrity Program as of December 29, 2004. It is the Company's understanding that additional claims substantiated by additional physicians or filed by additional law firms might be subjected to the same requirements of the Claims Integrity Program in the future. As an initial step in the integrity review process, each of the identified physicians has been asked to complete a comprehensive questionnaire regarding each claim and the method by which the physician reached the conclusion that it was valid. The ultimate disposition of any or all claims that are subject to the Claims Integrity Program is at this time uncertain. Counsel for certain claimants affected by the program have challenged the Trust's authority to implement the Claims Integrity Program and to require completion of the questionnaire before determining whether to permit those claims to proceed to audit. While that motion was denied by the Court, additional challenges to the Claims Integrity Program and to the Trust's matrix claim processing have been filed.

           In late 2003, the Trust adopted a program to prioritize the handling of those matrix claims that it believed were least likely to be illegitimate. Under the program, claims under Levels III, IV and V were to be processed and audited on an expedited basis. (Level III covers claims for heart valve disease requiring surgery to repair or replace the valve or conditions of equal severity. Levels IV and V cover complications from, or more serious conditions than, heart valve surgery.) The program also prioritized the processing and auditing of, inter alia, Level I claims, all claims filed by a claimant without counsel (i.e., on a pro se basis) and Level II claims substantiated by physicians who have attested to fewer than 20 matrix claims.

           On April 15, 2004, the Trust announced that it would indefinitely suspend the payment and processing of claims for Level I and Level II matrix benefits. The Trust stated that it would continue to initiate audits with respect to Levels III, IV and V matrix claims and would continue to act on the results of audits of Levels III, IV and V claims. It also announced that "[d]ue to concerns about the manner in which echocardiograms have been taken, recorded and presented, the Trust is reviewing all echocardiograms and related materials prior to payment of claims on which they are based and, where possible, prior to initiation of a medical audit. This will result in a temporary delay in initiating audits and in payments following audit. Where the review of the echocardiogram reveals substantial evidence of an intentional, material misrepresentation that calls into question the validity of a claim, the Trust will not pay the claim."

           The Trust has indicated that one of the goals of the Claims Integrity Program referenced above is to recoup funds from those entities that caused the Trust to pay illegitimate claims, and the Trust has filed two lawsuits to that end. The Trust has filed a suit alleging violations of the Racketeer Influenced and Corrupt Organizations ("RICO") Act against a Kansas City cardiologist who attested under oath to the validity of over 2,500 matrix claims. The suit alleges that the cardiologist intentionally engaged in a pattern of racketeering activity to defraud the Trust. The Trust also has filed a lawsuit against a New York cardiologist who attested under oath to the validity of 83 matrix claims, alleging that the cardiologist engaged in, among other things, misrepresentation, fraud, conspiracy to commit fraud and gross negligence. As indicated above, approval of the Seventh Amendment would result in the dismissal of these lawsuits.

           The Trust has filed a number of motions directed at the conduct of the companies that performed the echocardiograms on which many matrix claims are based. In a pair of motions related to the activities of a company known as EchoMotion, the Trust has asked the Court to stay payment of claims already audited and found payable in whole or in part if the echocardiogram was performed by EchoMotion and to disqualify all echocardiograms by EchoMotion that have been used to support matrix claims that have not yet been audited. In addition, the Trust has filed a motion seeking discovery of 14 specific companies whose echocardiograms support a large number of claims to determine whether their practices violate the settlement. The Trust also has moved to stay and/or disqualify claims brought by claimants represented by certain law firms or attested to by certain physicians. The Company has joined in certain of these motions and has filed its own motions addressing the abuse of the matrix claims process and seeking an emergency stay of claim processing. All of these motions, as well as the Trust lawsuits referenced above, also have been stayed pending the resolution of the outstanding issues involving the proposed Seventh Amendment. As indicated above, approval of the Seventh Amendment would result in the withdrawal of these motions as to all class members participating in the Seventh Amendment.

           The order entered by the District Court on August 26, 2004 that preliminarily approved the proposed Seventh Amendment also stayed certain matrix claim processing and certain aspects of the Claims Integrity Program, as specified in that order. The order stayed the processing of all claims for matrix Level I and Level II benefits (except such claims that have been the subject of a Trust determination after audit as of a specified date) until the end of the opt out/objection period and thereafter for all claimants who participate in the Seventh Amendment. In addition, the order stayed the Claims Integrity Program as to all class members who are eligible to participate in the Seventh Amendment until the end of the opt out/objection period and thereafter for all such claimants who participate in the Seventh Amendment. This stay of the Claims Integrity Program does not prohibit the Trust from investigating whether there have been any material misrepresentations of fact in connection with claims for Levels III through V matrix benefits, as described in the order. The order further stays the motions described in the previous paragraph and the two lawsuits against physicians brought by the Trust that are described above, as well as any future legal actions similar to those two lawsuits, as defined in the Seventh Amendment. All of these stays will be discontinued if the Seventh Amendment is not approved by the Court and upheld on any appeal that may be filed.

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

           In addition to the specific matters discussed herein, the District Court overseeing the national settlement has issued rulings concerning the processing of matrix claims that are being challenged on appeal. The U.S. Court of Appeals for the Third Circuit has postponed deciding those appeals pending decision on whether the proposed Seventh Amendment would be approved, and the appealing plaintiffs have agreed to dismiss those appeals in the event of such approval. The Company cannot predict the outcome of any of these motions or lawsuits.

           The Company continues to monitor the progress of the Trust's audit process and its Claims Integrity Program. Even if substantial progress is made by the Trust, through its

           Claims Integrity Program or other means, in reducing the number of illegitimate matrix claims, a significant number of the claims which proceed to audit might be interpreted as satisfying the matrix eligibility criteria, notwithstanding the possibility that the claimants may not in fact have serious heart valve disease. If the proposed Seventh Amendment is not approved by the District Court and upheld on any appeal that may be filed, matrix claims found eligible for payment after audit may cause total payments to exceed the $3.750 billion cap of the Settlement Fund.

           Nationwide Settlement Opt Out Terms and Data
           Diet drug users choosing to opt out of the settlement class were required to do so by March 30, 2000. The settlement agreement also gave class members who participate in the settlement the opportunity to opt out of the settlement at two later stages, although they remain members of the class and there are restrictions on the nature of claims they can pursue outside of the settlement. Class members who were diagnosed with certain levels of valvular regurgitation within a specified time frame could opt out following their diagnosis and prior to receiving any further benefits under the settlement ("Intermediate opt outs"). Class members who are diagnosed with certain levels of regurgitation and who elect to remain in the settlement, but who later develop a more severe valvular condition, may opt out at the time the more serious condition develops ("Back-End opt outs"). Under either of these latter two opt out alternatives, class members may not seek or recover punitive damages, may sue only for the condition giving rise to the opt out right, and may not rely on verdicts, judgments or factual findings made in other lawsuits. The Sixth Amendment to the settlement agreement also gave certain class members an additional opt out right, which is discussed below. The Intermediate, Back-End and Sixth Amendment opt out rights are collectively referred to as the "downstream" opt out rights.

           Should the Settlement Fund be exhausted, most of the matrix claimants who filed their matrix claim on or before May 3, 2003 and who pass the audit process at a time when there are insufficient funds to pay their claim may pursue an additional opt out right created by the Sixth Amendment to the settlement agreement unless the Company first elects, in its sole discretion, to pay the matrix benefit after audit. Sixth Amendment opt out claimants may then sue the Company in the tort system, subject to the settlement's limitations on such claims. In addition to the limitations on all Intermediate and Back-End opt outs (such as the prohibition on seeking punitive damages and the requirement that the claimant sue only on the valve condition that gave rise to the claim), a Sixth Amendment opt out may not sue any defendant other than the Company and may not join his or her claim with the claim of any other opt out. The Company cannot predict the ultimate number of individuals who might be in a position to elect a Sixth Amendment opt out or who may, in fact, elect to do so, but that number could be substantial. Several class members affected by the terms of the Sixth Amendment opposed the approval of the amendment on the grounds that, should the Settlement Fund be exhausted, they should be entitled to pursue tort claims, including a claim for punitive damages, without the limitations imposed by the Sixth Amendment. The District Court overruled those objections and approved the amendment. The District Court's order approving the Sixth Amendment has been affirmed by the U.S. Court of Appeals for the Third Circuit.

           Some individuals who registered to participate in the settlement by May 3, 2003, who had demonstrated either FDA+ level regurgitation or mild mitral regurgitation on an echocardiogram completed after diet drug use and conducted either outside of the settlement prior to January 3, 2003 or within the settlement's screening program, and who subsequently develop (at any time before the end of 2015) a valvular condition that would qualify for a matrix payment may elect to pursue a Back-End opt out. Such individuals may pursue a Back-End opt out within 120 days of the date on which they first discover or should have discovered their matrix condition. The Company cannot predict the ultimate number of individuals who may be in a position to elect a Back-End opt out or who may, in fact, elect to do so, but that number also could be substantial.

           The Company's current understanding is that approximately 76,000 Intermediate opt out forms were submitted by May 3, 2003, the applicable deadline for most class members (other than qualified class members receiving echocardiograms through the Trust after January 3, 2003, who may exercise Intermediate opt out rights within 120 days after the date of their echocardiogram). The number of Back-End opt out forms received as of December 31, 2004 is estimated to be approximately 20,000, although certain additional class members may elect to exercise Back-End opt out rights in the future (under the same procedure as described above) even if the Settlement Fund is not exhausted. After eliminating forms that are duplicative of other filings, forms that are filed on behalf of individuals who already have either received payments from the Trust or settlements from the Company, and forms that are otherwise invalid on their face, it appears that approximately 75,000 individuals had filed Intermediate or Back-End opt out forms as of December 31, 2004.

           Purported Intermediate or Back-End opt outs (as well as Sixth Amendment opt outs) who meet the settlement's medical eligibility requirements may pursue lawsuits against the Company but must prove all elements of their claims - including liability, causation and damages - without relying on verdicts, judgments or factual findings made in other lawsuits. They also may not seek or recover punitive, exemplary or multiple damages and may sue only for the valvular condition giving rise to their opt out right. To effectuate these provisions of the settlement, the District Court overseeing the settlement had issued orders in several cases limiting the evidence that could be used by plaintiffs in such cases. Those orders, however, were challenged on appeal and were in large part reversed (certain portions of the District Court orders were upheld) by a panel of the U.S. Court of Appeals for the Third Circuit in May 2004. The Company's petition to the Third Circuit for a rehearing or rehearing en banc was subsequently denied, as was the Company's petition to the U.S. Supreme Court for a writ of certiorari. The District Court subsequently issued revised injunctions requiring some of the plaintiffs subject to the earlier injunctions to litigate causation and damages in a separate initial trial, with a subsequent trial on liability. The Court has declined to impose such a requirement on a class-wide basis, at least at this time. The plaintiffs affected by those revised injunctions filed an appeal with the U.S. Court of Appeals for the Third Circuit, which upheld the District Court's order (while modifying the language of the injunction in certain respects).

           As of December 31, 2004, approximately 62,000 individuals who had filed Intermediate or Back-End opt out forms had pending lawsuits against the Company. The claims of approximately 48% of the plaintiffs in the Intermediate and Back-End opt out cases served on the Company are pending in Federal Court, with approximately 39% pending in State Courts. The claims of approximately 13% of the Intermediate and Back-End opt out plaintiffs have been removed from State Courts to Federal Court but are still subject to a possible remand to State Court. In addition, a large number of plaintiffs have asked the U.S. Court of Appeals for the Third Circuit to review and reverse orders entered by the Federal Court overseeing the settlement which had denied the plaintiffs' motions to remand their cases to State Court. The Third Circuit has not determined whether or not it will hear that challenge.

           The Company expects to vigorously challenge all Intermediate and Back-End opt out claims of questionable validity or medical eligibility, and a number of cases already have been dismissed on eligibility grounds. However, the total number of filed lawsuits that meet the settlement's opt out criteria will not be known for some time. As a result, the Company cannot predict the ultimate number of purported Intermediate or Back-End opt outs that will satisfy the settlement's opt out requirements, but that number could be substantial. As to those opt outs who are found eligible to pursue a lawsuit, the Company also intends to vigorously defend these cases on their merits. As of December 31, 2004, approximately 2,500 Intermediate or Back-End opt out plaintiffs have had their lawsuits dismissed for procedural or medical deficiencies or for various other reasons.

           The Company has resolved the claims of all but a small percentage of the "initial" opt outs (i.e., those individuals who exercised their right to opt out of the settlement class) and continues to work toward resolving the rest. The Company intends to vigorously defend those initial opt out cases that cannot be resolved prior to trial.

           The Company is a party to various lawsuits involving alleged injuries as a result of the use of the NORPLANT SYSTEM, the Company's implantable contraceptive containing levonorgestrel. In March 2003, the Louisiana Court of Appeals for the Fourth Circuit affirmed a lower court's certification of a statewide class of Louisiana NORPLANT users and the Louisiana Supreme Court refused to hear a further appeal. Davis v. American Home Products Corporation, No. CDC 94-11684, Orleans Parish. The matter was returned to the trial court level for further proceedings, but there has been no further activity in the matter since that time. The Company continues to believe that it has compelling arguments against class certification, which has been denied in all other federal and state cases. The Company continues to defend several pending cases consisting of pro se plaintiffs alleging disparate injuries, including complications stemming from the removal of NORPLANT capsules, miscarriage and stroke. These matters are subject to being dismissed for want of prosecution and the Company is moving to do so when appropriate.

           In July 2002, the hormone therapy ("HT") subset of the Women's Health Initiative ("WHI") study, involving women who received a combination of conjugated estrogens and medroxyprogesterone acetate (PREMPRO), was stopped early (after the patients were followed in the study for an average of 5.2 years) because, according to the predefined stopping rule, certain increased risks exceeded the specified long-term benefits. Additional analyses of data from the HT subset of the WHI study were released during 2003, and further analyses of WHI data may be released in the future.

           In early March 2004, the National Institutes of Health ("NIH") announced preliminary findings from the estrogen-only arm of the WHI study and that it had decided to stop the study because they believed that the results would not likely change during the period until completion of the study in 2005 and the increased risk of stroke seen in the treatment arm could not be justified by what could be learned in an additional year of treatment. NIH concluded that estrogen alone does not appear to affect (either increase or decrease) coronary heart disease and did not increase the risk of breast cancer. In addition, NIH found an association with a decrease in the risk of hip fracture. This increased risk of stroke was similar to the increase seen in the HT subset of the WHI study. NIH also stated that analysis of preliminary data from the separate Women's Health Initiative Memory Study ("WHIMS") showed an increased risk of probable dementia and/or mild cognitive impairment in women age 65 and older when data from both the PREMARIN and PREMPRO arm were pooled. The study also reported a trend towards increased risk of possible dementia in women treated with PREMARIN alone. WHIMS data published in The Journal of American Medical Association (JAMA) in June 2004 and in a separate report published in JAMA at the same time indicated that HT did not improve cognitive impairment and may adversely affect it in some women. The Company is working with the FDA to update the labeling for its HT products to include the latest data.

           The Company is currently defending eight state putative court medical monitoring class action lawsuits relating to PREMPRO:
           Albertson, et al. v. Wyeth, No. 002944, Ct. Comm. Pleas, Phil. Cty., PA; Balita, et al v. Wyeth, No. ATL-L-2138-04, Sup. Ct., Atlantic Cty., NJ; Gottlieb, et al. v. Wyeth, No. 02-18165CA 27, Cir. Ct., 11th Jud. Cir., Dade Cty., FL; Katzman, et al. v. Wyeth, No. L-1285-03, Sup. Ct., Morris Cty., NJ; Luikart, et al. v. Wyeth, No. 04-C-127, Cir. Ct., Putnam Cty., WV; Phillips, et al. v. Wyeth, No. CV-03-005, Cir. Ct., Jefferson Cty., AL; Tiedemann, et al. v. Wyeth, No. 110063/04, Supreme Ct., NY; and Vitanza, et al. v. Wyeth, No. ATL-L-2093-04, Superior Ct., Atlantic Cty., NJ. The plaintiffs in these cases seek to represent statewide classes of women who have ingested the drug and seek purchase price refunds and medical monitoring expenses on their behalf. Plaintiffs in the Albertson, Gottlieb, Luikart, Phillips and Tiedemann cases are seeking this relief on behalf of putative classes of Pennsylvania, Florida, West Virginia, Alabama and New York, users of PREMPRO, respectively. The Balita, Katzman and Vitanza cases all seek this relief on behalf of New Jersey PREMPRO users. On February 1, 2005, in the Gottlieb case, the Florida Circuit Court certified a statewide medical monitoring class of asymptomatic PREMPRO users who have used the product for longer than six months. The Company plans to appeal this decision. A class certification hearing in the Albertson matter took place on January 10-13, 2005 in the Pennsylvania Court of Common Pleas, Philadelphia County. That case is now under consideration. A class action hearing in the New Jersey cases, Katzman, Balita and Vitanza, will likely not take place until mid-2005. The remaining cases remain inactive.

           Two putative medical monitoring class actions have now been dismissed: Gallo, et al. v. Wyeth, No. 02857, Ct. Comm. Pleas, Phil. Cty., PA and Lewers, et al. v. Wyeth, No. 02C 4970, U.S.D.C., N.D. Ill.

           The Company is also defending two putative personal injury class actions. The plaintiff in Michael, et al. v. Wyeth, No. 2:04-0435, U.S.D.C., S.D., WV, seeks to represent a nationwide class of PREMPRO users who have suffered injuries from the product. The plaintiff in Barker, et al. v. Wyeth, No. 04-C-1932, Cir. Ct., Kanawha Cty., WV, seeks to represent a class of West Virginia users who have suffered personal injuries. Both of these cases have been transferred to the federal multi-district litigation ("MDL") proceedings in Little Rock, Arkansas.

           Finally, the federal Judicial Panel on MDL has ordered that all federal PREMPRO cases be transferred for coordinated pretrial proceedings to the United States District Court for the Eastern District of Arkansas, before United States District Judge William
           R. Wilson, Jr. Plaintiffs have filed a Master Class Action Complaint in the MDL. That complaint seeks to represent PREMPRO users seeking to collect damages for purchase price refunds and medical monitoring costs. The complaint seeks to certify a consumer fraud subclass of PREMPRO users in 29 states, an unfair competition subclass of users in 29 states and a medical monitoring subclass purportedly covering PREMPRO users in 24 states. The states allegedly involved are not consistent between each subclass. This MDL Master Class Action Complaint subsumes all of the other putative class action complaints except those discussed above. The MDL class certification hearing is currently scheduled for June 2005.

           In addition to the class actions, the Company is defending 3,274 individual actions and 180 multi-plaintiff actions in various courts for personal injuries, including claims for breast cancer, stroke, ovarian cancer and heart disease. Together, these cases assert claims on behalf of 5,315 women alleged injured by PREMPRO or PREMARIN.

           In the litigation involving DURACT, the Company's non-narcotic analgesic pain reliever, which was voluntarily withdrawn from the market in 1998, one putative personal injury class action remains pending. Chimento, et al. v. Wyeth-Ayerst, et al., No. 982488, Dist. Ct. St. Bernard Parish, LA, seeks the certification of a class of Louisiana residents who were exposed to and who allegedly suffered injury from DURACT. Plaintiffs seek compensatory and punitive damages, the refund of all purchase costs, and the creation of a court-supervised medical monitoring program for the diagnosis and treatment of liver damage and related conditions allegedly caused by DURACT. In 2004, plaintiffs moved to dismiss the class allegations. There is also a putative class action filed by third party payors for economic damages. Blue Cross and Blue Shield of Alabama, et al. v. Wyeth, CV-03-6046, Cir. Ct. Jefferson Cty., Ala., seeks the certification of a nationwide class of third-party payers to recover monies paid for DURACT that would have been used after the withdrawal of DURACT from the market. The class certification hearing is scheduled for April 2005. Additionally, there are 4 individual lawsuits pending involving approximately 134 former DURACT users alleging various injuries, including kidney failure, hepatitis, liver transplant and death.

           In November 2000, the Company withdrew from the market those formulations of its DIMETAPP and ROBITUSSIN cough/cold products, which contained the ingredient phenylpropanolamine ("PPA") at the request of the FDA. The FDA's request followed the reports of a study that raised a possible association between PPA-containing products and the risk of hemorrhagic stroke. Effective November 6, 2000, the Company announced that it would no longer ship products containing PPA to its retailers. The Company is currently a named defendant in approximately 500 individual PPA lawsuits with approximately 775 plaintiffs filed in federal and state courts throughout the United States. In addition, there is one putative economic damage class action, which also contains personal injury allegations as to the class, pending in the Ontario Superior Court of Justice in Canada. In every instance to date in which class certification has been decided in a PPA case, certification has been denied. Twenty-six Wyeth cases are currently scheduled for trial in 2005 and five Wyeth cases are currently scheduled for trial in 2006.

           The Company has been served with approximately 380 lawsuits, eleven of which are putative class actions, alleging that the cumulative effect of thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism in children. The class actions and relief sought are as follows: Daigle, et al. v. Aventis Pasteur Inc., et al., No. 02-2131F, Super. Ct., Suffolk Cty., MA (statewide class for medical monitoring, a fund for research and compensation for personal injuries); Demos, et al. v. Aventis Pasteur, et al., No. 01-22544CA15, Circ. Ct., Dade Cty., FL (nationwide class for medical monitoring, personal injuries and injunctive relief against future sales); Cyr, et al. v. Aventis Pasteur, Inc., et al., No. 01-C-663, Super. Ct., Hillsborough Cty., NH (statewide class for personal injuries and injunctive relief); King, et al. v. Aventis Pasteur, Inc., et al., No. 01-CV-1305, U.S.D.C., D. Ore. (nationwide class for personal injuries and injunctive relief); Mead, et al. v. Aventis Pasteur, Inc., et al.,No. 01-CV-1402, U.S.D.C., D. Ore. (nationwide class for medical monitoring); Garcia, et al. v. Abbott, et al., No. C02-168C, District Court, Western District of Seattle, WA (nationwide class on behalf of all individuals who purchased any childhood vaccine containing thimerosal); Shadie, et al. v. Abbott, et al., No. 3-CV-02-0702, U.S.D.C., M.D., Pa. (nationwide class on behalf of all children vaccinated with thimerosal-containing vaccines from 1990 to present); Ashton, et al. v. Aventis Pasteur Inc., et al., Class Action Complaint 004026, Ct. Comm. Pleas, Philadelphia Cty., PA (nationwide class action for medical monitoring, personal injuries and injunctive relief); Wax, et al. v. Abbott, et al., No. CV 02 2018, U.S.D.C., E.D.N.Y. (nationwide class on behalf of all persons residing in the U.S. who were exposed to thimerosal); Castaldi et al. v. Aventis Pasteur Inc., et al., Master Complaint No. 2, Coordination Proceeding, The Vaccine Cases, No. 4246, Super. Ct., Los Angeles Cty., CA (statewide class for medical monitoring); Ferguson v. Aventis Pasteur, Inc., et al., No, 04-CI-2048, U.S.D.C., E.D. Ky., (nationwide class for a fund for research and compensation for personal injuries).

           The Company generally files motions to dismiss in all of the cases for failure of the minor plaintiffs to file in the first instance under the National Vaccine Injury Compensation Program (the "Vaccine Act"). The Vaccine Act mandates that plaintiffs alleging injury from childhood vaccines first bring a claim under the Vaccine Act. At the conclusion of that proceeding, the plaintiff may bring a lawsuit in state or federal court. In July 2002, the United States Court of Federal Claims, (the "Vaccine Court") which handles all cases brought under the Vaccine Act, issued Autism General Order #1 (the "Order") accepting jurisdiction of the thimerosal matters by establishing an Omnibus Autism Proceeding, which allows petitioners who claim to suffer from autism or autism spectrum disorder as a result of receiving thimerosal-containing childhood vaccines the chance to proceed pursuant to a two-step procedure. The first step will be an inquiry into the general causation issues involved in the cases; the second step will entail the application of the general causation conclusions to the individual cases. In an Order issued September 24, 2003, the Special Master indefinitely postponed future calendar dates originally set in the Omnibus Autism Proceeding, including the date for the hearing on the issue of general causation.

           Under the terms of the Vaccine Court, if a claim has not been adjudicated by the Vaccine Act within 240 days, the claimant has 30 days to decide whether to opt out of the proceeding and pursue a lawsuit against the manufacturer; a claimant receives a second 30-day window to opt out of the proceeding if the claim is not adjudicated after 420 days. After this second window has passed, claimants must remain in Vaccine Court until a final decision is obtained. Thirty-three claimants who have elected to opt out of Vaccine Court under these provisions have active lawsuits against the Company. Approximately 415 other claimants have not yet passed the two opt out windows described above. There are approximately 4,300 claimants in Vaccine Court alleging injury from thimerosal-containing vaccines.

           In addition to the claims brought by or on behalf of children allegedly injured by exposure to thimerosal, certain of the approximately 380 thimerosal cases have been brought by parents in their individual capacities, for loss of services and loss of consortium of the injured child. These claims are not currently covered by the Vaccine Act. Additional thimerosal cases may be filed in the future against the Company and the other companies that marketed thimerosal-containing products. Two thimerosal cases are currently scheduled for trial, with the first scheduled for July 2005.

           The Company has been named as a defendant in a putative class action brought on behalf of all former or present EFFEXOR patients who, after August 20, 1997, suffered from an alleged dependency or withdrawal syndrome following the reduction or termination of their dosage of EFFEXOR, the Company's drug approved to treat depression and anxiety disorders. Carolina, et al. v. Wyeth, et al., No. 04CV-608P, U.S.D.C., N.D. Okla. The complaint asserts causes of action for strict liability, failure to warn, negligent failure to warn, fraud intentional infliction of emotional distress and violations of the federal Food, Drug & Cosmetic Act and seeks compensatory and punitive damages on behalf of the class. To date, the Company has not been served with the complaint, which was filed in August 2004. In addition, Wyeth is defending approximately 10 individual product liability lawsuits in various jurisdictions for personal injuries, including, among other alleged injuries, wrongful death from suicide or acts of hostility.

           Two putative class action lawsuits have been filed involving the veterinary product PROHEART 6, which the Company's Fort Dodge Animal Health subsidiary voluntarily recalled from the market in September 2004. The putative class representative in Dill, et al.
           v. American Home Products, et al., No. CJ 1004 05879 (Dist. Ct., Tulsa Cty., OK) seeks to represent a class of all Oklahoma individuals whose canines have been injured or died as a result of being injected with PROHEART 6. Compensatory and punitive damages are sought.
           The putative class representative in Deter v. Fort Dodge Animal Health, Inc., et al, No. 04-CP-40-5750, Ct. C. P., Richland Cty, SC, seeks to represent a class of all South Carolina individuals whose canines have been injured or died as a result of administration of PROHEART 6. That suit also seeks costs for testing and medical monitoring for the alleged effects of PROHEART 6. Compensatory and punitive damages are sought.

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

           The Company has received notifications from Teva Pharmaceuticals
           USA ("Teva"), Sandoz, Inc. and Sun Pharmaceutical Advanced Research Centre Limited ("Sun") that Abbreviated New Drug Applications ("ANDA") had been filed with the FDA seeking approval to market generic pantoprazole sodium 20 mg and 40 mg delayed release tablets. Pantoprazole sodium is the active ingredient used in PROTONIX. The Orange Book lists two patents in connection with PROTONIX tablets. The first of these patents covers pantoprazole and expires in July 2010. The other listed patent is a formulation patent and expires in December 2016. Wyeth's licensing partner, Altana Pharma AG ("Altana") is the owner of these patents. In May 2004, Altana and the Company filed a lawsuit against Teva and Teva Pharmaceutical Industries Ltd. in the U.S. District Court for the District of New Jersey, Docket No. 2:04-CV-02355, alleging infringement of the patent expiring in 2010. The Company intends, and is informed that Altana intends, to vigorously pursue the causes of action under this litigation. On March 4, 2005, the Company received a second notification from Sun, indicating that Sun has now certified that it believes that the patent expiring in 2010 is invalid, not infringed, or unenforceable. The Company is analyzing Sun's arguments.

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

           On March 14, 2003, Aventis Pharma Deutschland ("Aventis") and King Pharmaceuticals, Inc. filed a patent infringement suit against Cobalt Pharmaceuticals ("Cobalt")in the United States District Court for the District of Massachusetts (Aventis Pharma Deutschland GmbH and King Pharmaceuticals, Inc. v. Cobalt Pharmaceuticals Inc., Docket No. 03-10492JLT, U.S.D.C., D. Mass.) alleging that Cobalt infringes an Aventis composition of matter patents for ramipril, which expires in October 2008, by filing an ANDA with the FDA seeking approval to market generic 1.25 mg, 2.5 mg, 5 mg, and 10 mg ramipril capsules. The Company co-promotes ALTACE (ramipril) together with King Pharmaceuticals, Inc. Cobalt has alleged that this patent is invalid. Under the 30-month stay provision of the Hatch-Waxman Act, any FDA approval of Cobalt's ANDA cannot be made effective before August 2005, unless the court earlier finds the patent invalid or not infringed. The suit does not concern a second patent, which also covers ramipril that expired in January 2005. Cobalt has stated that it is not seeking FDA approval until this second patent expires in January 2005.

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

           Medtronic Sofamor Danek ("Medtronic") is Wyeth's licensee for certain products utilizing Wyeth's recombinant BMP-2 protein, in particular the INFUSE Bone Graft/LT-CAGE Lumbar Tapered Fusing Device System ("Infuse"). In a case involving technology agreements, Medtronic Sofamor Danek, Inc. vs. Gary K. Michelson, M.D. and Karlin Technology, Inc., Civ. Action No. 01-2373 (U.S. District Court for the Western District of Tennessee), a jury found Medtronic liable for $109.0 million in compensatory damages and $400.0 million in punitive damages. As part of its verdict, the jury found that Infuse infringed U.S. patents 6,080,155, 6,270,498 and 6,210,412 and awarded royalties at a rate of 10%. The Company was not a party to that action and is not liable for the damages awarded or for the additional royalties. The patent owner has agreed to defer a request for an injunction as to sales of Infuse pending on-going settlement negotiations between the parties. If an injunction were to be issued, Wyeth's sales of BMP-2 could be impacted. Medtronic has advised Wyeth that it intends to appeal any adverse judgment.

           The Company is currently a defendant in a total of ten lawsuits in which plaintiffs allege that the Company and other defendant pharmaceutical companies artificially inflated the Average Wholesale Price ("AWP") of their drugs. AWP is the basis for determining the Medicare reimbursement rate and the co-payment amount. It is also usually the basis for determining Medicaid reimbursement rates under state Medicaid plans. The overstatement of AWP allegedly results in overpayment by, among others, Medicare and Medicare beneficiaries and by state Medicaid plans. Plaintiffs involved in these lawsuits allege that this "scheme" is fraudulent, violates the Sherman Antitrust Act and constitutes a civil conspiracy under the RICO Act. Two of these lawsuits are private class actions filed on behalf of Medicare beneficiaries who make co-payments, as well as private health plans and ERISA plans that purchase drugs based on AWP: Swanston v. TAP Pharmaceuticals Products, Inc., et al. No. CV2002-004988, Sup. Ct., Maricopa County, Ariz.; and International Union of Operating Engineers, et al. v. Astra Zeneca PLC, et al., No. 03-3226 JEI, U.S.D.C., N.J. Two other previously pending cases making similar claims against the Company, Thompson v. Abbott Laboratories, Inc., et al., No. C02-4450MJJ, U.S.D.C., N.D. Cal.; Turner v. Abbott Laboratories, Inc., et al., No. 412357, Sup. Ct., San Francisco County, Cal.; have now been dismissed. No activity is occurring in the International Union suit. In the Swanston case, the court has denied defendants' motion to dismiss and directed the parties to begin fact discovery.

           In addition to the two suits described above, the Company is currently a defendant in six government entity lawsuits claiming injuries on behalf of both the government entity and its citizens, allegedly due to Medicaid reimbursement fraud. These cases are as follows: State of California v. Abbott Laboratories, Inc. et al., No. BC 287198 A, Sup. Ct., Los Angeles County, Cal.; County of Suffolk v. Abbott Laboratories, Inc., et al. No. CV03-229, U.S.D.C., E.D.N.Y.; County of Rockland v. Abbott Laboratories, Inc., et al. No. CV03-7055, U.S.D.C., S.D.N.Y.; County of Westchester v. Abbott Laboratories, Inc., et al. No. CV03-6178 U.S.D.C., S.D.N.Y.; County of Nassau v. Abbott Laboratories, Inc., et al., No. CV 04 5126, U.S.D.C., E.D.N.Y.;
           and City of New York v. Abbott Laboratories, Inc., et al., No. 04
           CV 6054 (BSJ) U.S.D.C., S.D.N.Y. All six of these actions have been removed to federal court and transferred to the U.S.
           District Court for the District of Massachusetts where they are pending under the caption: In re: Pharmaceutical Industry AWP Litigation, MDL-1456. The New York City and various New York county cases make identical claims based on the federal RICO Act, the Social Security Act, the New York Social Services Law and the New York General Business Law. They seek recovery for damages suffered as a result of alleged overcharging for prescription medication paid for by Medicaid. By stipulation, no activity is occurring in these matters pending the court's resolution of defendants' motion to dismiss in the County of Suffolk matter.
           The MDL judge has dismissed certain counts of the Complaint and directed plaintiff to make more definitive allegations against numerous defendants (including Wyeth) against whom they had previously made only conclusory allegations. The motion to dismiss remains pending and will likely be decided in the first half of 2005.

           The Company is also a defendant in two recently filed AWP matters pending in state courts: State of Alabama v. Abbott Laboratories, Inc., et al., No. CV 2005-219, Cir. Ct., Montgomery Cty., AL, and The People of Illinois v. Abbott Laboratories, Inc., et al., No. 05CH0274, Cir. Ct., Cook Cty., IL. In the State of Alabama case, the plaintiff alleges that defendants provided false and inflated AWP, Wholesale Acquisition Cost ("WAC") and/or Direct Price information for their drugs to various nationally known drug industry reporting services. In The People of Illinois case, the Attorney General brought the lawsuit on behalf of the State for itself and on behalf of its citizens, to recover damages and injunctive relief under similar theories. Both of these cases are in their earliest stages, with no answers yet having been filed.

           The Company has been served with a subpoena duces tecum from the United States Attorney's Office for the District of Massachusetts. The subpoena seeks documents from January 2000 to the present relating to the Company's quarterly calculations of the Average Manufacturer Price ("AMP") and Best Price for PROTONIX oral tablets and I.V. products. AMP and Best Price are defined terms under the Medicaid Drug Rebate statute and are used to calculate rebates due to state Medicaid programs under that statute. The Company understands that other pharmaceutical companies have received similar subpoenas relating to their calculations of Best Price from the same United States Attorney.

           In September 2000, Duramed Pharmaceuticals, Inc. ("Duramed"), which markets a hormone therapy drug called CENESTIN, filed a complaint against the Company, (Duramed Pharmaceuticals, Inc. v. Wyeth-Ayerst Labs, Inc., No. C-1-00-735, U.S.D.C., S.D. Oh.), alleging that the Company violated the antitrust laws through the use of exclusive contracts and "disguised exclusive contracts" with managed care organizations and pharmacy benefit managers concerning PREMARIN. Duramed, which has since been acquired by Barr Laboratories, Inc., also alleged that the Company monopolized the hormone therapy market in violation of the antitrust laws through the use of such exclusive contracts. The Company and Barr settled this litigation in June 2003 and the action has since been dismissed with prejudice.

           Following the filing of the Duramed case, several purported class action lawsuits were filed on behalf of "end-payors" (defined as the last persons and entities in the chain of distribution) and direct purchasers in federal district courts in Ohio and New Jersey, and California state courts. These plaintiffs allege that the Company's alleged anticompetitive exclusive contracts with managed care organizations and pharmacy benefit managers concerning PREMARIN allowed the Company to charge higher prices for PREMARIN than the Company would have charged in the absence of the alleged anticompetitive exclusive agreements. The complaints seek injunctive relief, damages and disgorgement of profits. Due to certain consolidations, six actions are presently pending against the Company. A certified class consisting of direct purchasers, J.B.D.L. Corp. v. Wyeth-Ayerst Pharmaceuticals, Inc., Civ. A. No. C-1-01-704, U.S.D.C., S.D. Oh., and a certified class consisting of indirect purchasers, Ferrell v. Wyeth-Ayerst Laboratories, Inc., Civ. A. No. C-1-01-447, U.S.D.C., S.D. Oh., are pending in Ohio federal district court. Additionally, two direct purchasers of PREMARIN during the relevant time period (CVS Meridian, Inc. and Rite Aid Corporation) have opted out of the federal direct-purchaser class action and have filed a separate action, CVS Meridian, Inc. et al. v. Wyeth, Civil A. No. C-1-03-781, U.S.D.C., S.D. Oh. The J.B.D.L. and CVS Meridian actions are scheduled for trial in August 2005. The Company has filed a motion for summary judgment in the J.B.D.L. and CVS Meridian actions. Moreover, one certified class of indirect purchasers and one putative class of indirect purchasers are pending in California state courts, (Blevins v. Wyeth-Ayerst Laboratories, Inc. et al., Case No. 324380, Cal. Sup. Ct., San Francisco Cty., Cal.; Sullivan v. Wyeth-Ayerst Laboratories, Inc., Case No. GIC796997, Cal. Sup. Ct., San Diego Cty., Cal.), respectively. Also, a purported class action was recently filed in Vermont Superior Court on behalf of all Vermont end-payors, which raises substantially the same allegations as the Ferrell indirect-purchaser action. Deyo v. Wyeth, No. 735-12-04 (Vt. Sup. Ct.).

           Plaintiffs have filed numerous lawsuits in federal and state courts following the issuance of an administrative complaint by the Federal Trade Commission ("FTC"), which challenged as anticompetitive the Company's 1998 settlement of certain patent litigation with Schering-Plough Corporation ("Schering") relating to ESI's proposed generic version of Schering's K-Dur 20, a potassium chloride product. The Company settled with the FTC in April 2002. The settlement of the FTC action was not an admission of liability and was entered to avoid the costs and risks of litigation in light of the Company's previously announced exit from the oral generics business.

           Generally, plaintiffs claim that the 1998 settlement agreement between the Company and Schering resolving the patent infringement action unlawfully delayed the market entry of generic competition for K-Dur 20, and that this caused plaintiffs and others to pay higher prices for potassium chloride supplements than plaintiffs claim they would have paid without the patent case settlement. Plaintiffs claim that this settlement constituted an agreement to allow Schering to monopolize the potassium chloride supplement markets in violation of federal and state antitrust laws, various other state statutes and common law theories such as unjust enrichment.

           Currently, the Company is aware of approximately 45 private antitrust lawsuits that have been filed against the Company based on the 1998 patent case settlement. Many of these lawsuits are currently pending in federal court and have been consolidated or are being coordinated as part of multi-district federal litigation being conducted in the United States District Court for the District of New Jersey, In re K-Dur Antitrust Litigation, MDL 1419, U.S.D.C.,
           D. N.J. One of these cases is brought as a purported class action on behalf of direct purchasers of K-Dur 20 nationwide. The Company has executed a settlement agreement with the purported class of direct purchasers and the federal court has granted final approval to the settlement. One case is brought by the Commonwealth of Pennsylvania, through its Attorney General, on behalf of all departments, agencies and bureaus of the Commonwealth that purchased K-Dur 20 or reimbursed such purchases. The claims against the Company in another direct purchaser action, which is not a class action, have since been dismissed as a result of a settlement with the Company. In the remaining cases, some of which are pending in federal court and some of which are pending in various state courts, plaintiffs claim to be indirect purchasers or end-payors of K-Dur 20 or to be bringing suit on behalf of such indirect purchasers and seek to certify either a national class of indirect purchasers or classes of indirect purchasers from various states. These indirect purchaser cases are brought as purported class actions on behalf of various groups of indirect purchasers. These complaints seek various forms of relief including damages in excess of $100 million, treble damages, restitution, disgorgement, declaratory and injunctive relief and attorneys' fees.

           The Florida Attorney General's Office has initiated an inquiry into whether the Company's settlement with Schering violated Florida's antitrust laws. The Company has provided documents and information sought by the attorney general's office.

           The Company has been named as a defendant in an action brought by Compass Marketing, Inc. alleging that Schering and Wyeth Consumer Healthcare violated federal and state antitrust laws and state common laws by allegedly engaging in certain collusive practices regarding commission rates and credit terms. Compass Marketing, Inc. v. Schering-Plough Corp., et al., No. 1:04-CV-1663, U.S.D.C.,
           D. Md. Compass Marketing, Inc. is a former Wyeth Consumer Healthcare broker that provided brokerage services for a small segment of the over-the-counter drug business. The complaint seeks treble damages under the federal antitrust laws and punitive and exemplary damages on the state common law claims. The Company has answered the complaint denying the allegations and asserted a counterclaim for breach of contract.

           The Company has been named as a defendant, along with other pharmaceutical manufacturers, in a civil action presently pending in federal district court in Minnesota, alleging that the defendant companies violated federal antitrust statutes and certain state laws by unlawfully agreeing to engage in conduct to prevent U.S. consumers from purchasing defendants' prescription drugs from Canada. In re Canadian Import Antitrust Litigation, Civ. No. 04-2724, U.S.D.C., D. Minn. The plaintiffs claim that, as a result of the alleged unlawful agreement, the purported class members have paid higher prices for the defendants' pharmaceutical products than they otherwise would have paid in the absence of the alleged agreement. The complaint seeks various forms of relief, including damages, treble damages, restitution, disgorgement, injunctive relief and attorneys' fees. A motion by the Company and its co-defendants to dismiss the complaint has been granted in part and denied in part by the Magistrate Judge hearing the matter. An appeal to the District Court from this ruling is expected.

           Additionally, another action, Clayworth v. Pfizer, et al., No. RG04172428, Calif. Super. Ct., Alameda County, has been filed against the Company in California state court alleging certain violations of California state law. This action is brought on behalf of California pharmacies and alleges that the defendant pharmaceutical manufacturers engaged in a price-fixing conspiracy in the United States that was carried out by, among other allegations, efforts to restrict Canadian drugs from coming into the United States. The California action alleges that, as a result of the claimed conspiracy, the pharmacy plaintiffs paid higher prices for the defendants' pharmaceutical products than they otherwise would have paid. The trial court dismissed plaintiffs' original complaint following a motion by defendants. Plaintiffs have now filed a Second Amended Complaint.

           In 1999 and 2000, the Brazilian Economic Defense Agency ("SDE") and local police authorities initiated investigations of Laboratories Wyeth-Whitehall Ltda., a Brazilian subsidiary of the Company ("LWWL"), and other pharmaceutical companies concerning possible violation of Brazilian competition laws. SDE alleged that the companies sought to establish uniform commercial policies regarding wholesalers and refused to sell product to wholesalers that distributed generic products manufactured by certain Brazilian pharmaceutical companies. Additionally, administrative investigations by SDE are examining allegations that LWWL and other pharmaceutical companies violated Brazilian competition and consumer protection laws by unlawfully raising prices. The Company provided information to both SDE and to police authorities. The police authorities have terminated their investigation, concluding that the companies were not engaged in any illegal action.

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

           The United Kingdom's Competition Commission has recently investigated the pricing and distribution practices of Fort Dodge and other animal health suppliers. The inquiry focused on the rebate practices of animal health suppliers, the price differential between certain animal health products sold in the U.K. as opposed to other European countries and the industry practice of selling to wholesalers but not directly to pharmacists or veterinarians. The inquiry also examined transfer pricing for animal health products. On April 11, 2003, the U.K. Competition Commission issued its report on the investigation into the supply of prescription-only veterinary medicines and concluded that three monopoly situations existed for such medicines. According to the report, one such monopoly situation arose from the failure of eight animal health manufacturers, including Fort Dodge Animal Health U.K., to enable pharmacies to obtain supplies of prescription-only veterinary medicines on terms that would enable them to compete with veterinary surgeons. The report recommended two remedies for the situation, applicable to all of the relevant manufacturers, which are designed to allow the pharmacies to obtain prescription-only veterinary medicines on terms competitive with those offered to veterinary surgeons.

           On February 18, 2005, the U.K. Competition Commission issued a Draft Order proposing four specific remedies, two of which would apply to Fort Dodge. The Draft Order requires manufacturers to provide certain price information to veterinarians and pharmacists, and imposes a duty on manufacturers to make prescription only medications available to veterinarians and pharmacists on equal terms for equal volumes purchased. The Draft Order does not propose any fines or other penalties be levied against Fort Dodge. A final order will be issued after the close of the public comment period.

           The Company is cooperating in responding to a subpoena served on the Company in January 2004 from the U.S. Office of Personnel Management, Office of the Inspector General, requesting certain documents related to EFFEXOR. The subpoena requests documents related principally to educating or consulting with physicians, as well as marketing or promotion of EFFEXOR to physicians or pharmacists from January 1, 1997 to September 30, 2003. Other manufacturers of psychopharmacologic products have also received subpoenas.

           The Company has been sued by Aventis in a breach of contract case in the Commercial Court of Nanterre, France arising out of an October 12, 2000 Agreement between the parties relating to the development of hormone therapy drugs utilizing Aventis's trimegestone ("TMG") progestin. The agreement granted Wyeth a worldwide exclusive license of Aventis's patents and know-how relating to TMG and Wyeth agreed to develop, manufacture and sell two different hormone therapy products: a product combining Wyeth's PREMARIN product with TMG, and a product combining 17 beta estradiol and TMG, referred to as "Totelle". The Company terminated the agreement in December 2003, and Aventis claims that the termination was improper. The complaint seeks monetary damages in the amount of $579.0 million. It also seeks certain injunctive relief to ensure continued marketing of Totelle, including compelling continued manufacture of the product and the compulsory licensing of Totelle trademarks. Trial is expected to take place in the fall of 2005.

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

           The Company's Wyeth Medica Ireland ("WMI") subsidiary has received a Statement of Claim filed in the Irish High Court in Dublin by Schuurmans & Van Ginneken ("SvG"), a Netherlands-based molasses and liquid storage concern. SvG seeks compensation for the contamination and disposal of up to 26,000 tons of molasses allegedly contaminated with medroxyprogesterone acetate ("MPA"). SvG allegedly purchased sugar recovered from a sugar water process stream disposed of by WMI for use in its molasses refining operations. SvG further seeks compensation on behalf of an unspecified number of its animal feed customers who are alleged to have used contaminated molasses in their livestock feed formulations. SvG seeks damages in excess of (euro)160 million. In July and August of 2003, formal claim letters on behalf of various Dutch claimants, including the Dutch
           Association for the Animal Feed Industry, the Dutch Trade Union for Stock-Breeders, the Central Organization for the Meat Sector, the Dutch Union of Traders in Cattle and Rined Fourages BV, a distributor of animal feed, were served upon the Company's AHP Manufacturing BV subsidiary. The damages alleged in the claim letters amount to several million euros and are akin to the claims brought by SvG, i.e., claims for loss of inventory and livestock due to contaminated animal feed. In connection with its formal Statement of Claim, SvG levied prejudgment attachments in the District Courts of Haarlem and Amsterdam in the Netherlands on certain assets of WMI. SvG lifted these attachments on December 18, 2003, after WMI provided SvG bank guarantees as security for the amounts claimed by SvG in its Statement of Claim. SvG has agreed to refrain from levying further attachments. In September 2004, the Company was served with a Complaint, filed in the Dutch courts on behalf of Dutch claimants, including, inter alia, the Dutch Association for the Animal Feed Industry and the Dutch Trade Union for Pig Farmers.
           The Complaint seeks reimbursement of approximately (euro) 8.2 million for payments made by the trade organizations to member pig farmers for purchases of pigs that were destroyed because of MPA contamination.

           Since the discovery of MPA in certain animal feed, several EU countries have initiated investigations and other official reviews of the extent of damage potentially caused by MPA. In addition, Ireland's Environmental Protection Agency has initiated an investigation into WMI's compliance with its Integrated Pollution Control license and possible violations of the Waste Management Act. This investigation was referred to the Department of Public Prosecution ("DPP") by the Irish EPA for possible prosecution. The DPP investigation is ongoing.

           On July 26, 2002, a Brazilian Federal Public Attorney filed a public civil action against the Federal Government of Brazil, LWWL, a Brazilian subsidiary of the Company, and Colgate Palmolive Company, as represented by its Brazilian subsidiary, Kolynos do Brasil Ltda. ("Kolynos"), seeking to nullify and overturn the April 11, 2000 decision by the Brazilian First Board of Tax Appeals which had found that the capital gain of LWWL from its divestiture of its oral health care business was not taxable in Brazil. The action seeks to hold LWWL jointly and severally liable with Kolynos and the Brazilian Federal Government. The amount of the Brazilian Federal Public Attorney's claim, as stated in current U.S. dollars, was approximately $109.0 million. The Company believes that this action is without merit.

           The Company intends to vigorously defend all of the foregoing litigation.

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


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ---------------------------------------------------

           None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF MARCH 7, 2005
--------------------------------------------------------


Each officer is elected to hold office until a successor is chosen or until earlier removal or resignation. None of the executive officers is related to another:


                                                                    Elected as
                                                                    Executive
         Name          Age  Offices and Positions                    Officer
         ----          ---  ---------------------                    -------

Robert Essner          57   Chairman of the Board, President     September 1997
                                and Chief Executive Officer
                                Member of Executive Committee,
                                Chairman of Management,
                                Law/Regulatory Review,
                                Operations, Human Resources
                                and Benefits and Retirement
                                Committees

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

                                                                    Elected as
                                                                    Executive
         Name          Age  Offices and Positions                    Officer
         ----          ---  ---------------------                    -------

Kenneth J. Martin      50   Executive Vice President and          February 2000
                                Chief Financial Officer
                                Member of Management,
                                Law/Regulatory Review,
                                Operations, Human
                                Resources and Benefits and
                                Retirement Committees

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

Bernard J. Poussot     53   Executive Vice President and           January 2001
                                President,
                                Wyeth Pharmaceuticals
                                Member of Management,
                                Law/Regulatory Review,
                                Operations and Human
                                Resources and Benefits
                                Committees

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

                                                                    Elected as
                                                                    Executive
         Name          Age  Offices and Positions                    Officer
         ----          ---  ---------------------                    -------

Lawrence V. Stein      55   Senior Vice President and               June 2001
                                General Counsel
                                Member of Management,
                                Law/Regulatory Review,
                                Operations, Human
                                Resources and Benefits and
                                Retirement Committees

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

Paul J. Jones          59   Vice President and Controller             May 1995
                                Member of Law/Regulatory
                                Review and Operations
                                Committees

   Business Experience:     May 1995 to date, Vice President
                                and Controller

Rene R. Lewin          58   Senior Vice President - Human            June 1994
                                Resources
                                Member of Management,
                                Law/Regulatory Review,
                                Operations, Human
                                Resources and Benefits and
                                Retirement Committees

   Business Experience:     June 1994 to September 2004,
                                Vice President - Human Resources
                            September 2004 to date, Senior
                                Vice President - Human Resources

                                                                    Elected as
                                                                    Executive
         Name          Age  Offices and Positions                    Officer
         ----          ---  ---------------------                    -------

Marily H. Rhudy        57   Senior Vice President - Public Affairs   June 2001
                                Member of Management and
                                Operations Committees

   Business Experience:     April 1994 to March 1997, Vice
                                President - Public Affairs,
                                Wyeth-Ayerst Laboratories
                                Division
                            March 1997 to September 1997,
                                Vice President - Global
                                Public Affairs,
                                Wyeth-Ayerst Laboratories
                                Division
                            September 1997 to September 2004,
                                Vice President - Public Affairs
                            September 2004 to date, Senior
                                Vice President - Public
                                Affairs

E. Thomas Corcoran     57   President, Fort Dodge Animal             June 2001
                                Health Division
                                Member of Management,
                                Operations and Human
                                Resources and Benefits
                                Committees

   Business Experience:     September 1995 to date,
                                President, Fort Dodge
                                Animal Health Division

Ulf Wiinberg           46   President, Wyeth Consumer               March 2002
                                Healthcare
                                Member of Management,
                                Law/Regulatory Review,
                                Operations, and Human
                                Resources and Benefits
                                Committees

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

                                                                    Elected as
                                                                    Executive
         Name          Age  Offices and Positions                    Officer
         ----          ---  ---------------------                    -------

Joseph M. Mahady       51   Senior Vice President and President,     June 2001
                                Wyeth Pharmaceuticals -
                                North America
                                Member of Management and
                                Operations Committees

   Business Experience:     September 1997 to June 2002,
                                President, Wyeth
                                Pharmaceuticals - North America
                            June 2002 to date, Senior Vice
                                President and President,
                                Wyeth Pharmaceuticals -
                                North America

Robert R. Ruffolo, Jr. 54   Senior Vice President and President,     June 2001
                                Wyeth Research
                                Member of Management,
                                Law/Regulatory Review,
                                Operations and Human
                                Resources and Benefits
                                Committees

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

Robert N. Power        48   President, Wyeth Pharmaceuticals -       June 2002
                                International
                                Member of Management and
                                Operations Committees

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

                                                                    Elected as
                                                                    Executive
         Name          Age  Offices and Positions                    Officer
         ----          ---  ---------------------                    -------

Thomas Hofstaetter     56   Senior Vice President,                September 2004
                                Corporate Business
                                Development, Wyeth
                                Member of Management and
                                Operations Committees

   Business Experience:     To September 2004, Senior Vice
                                President, Corporate
                                Development, Aventis
                            September 2004 to date, Senior
                                Vice President, Corporate
                                Business Development, Wyeth

Charles Portwood       55   President, Technical                    January 2005
                                Operations & Product
                                Supply, Wyeth Pharmaceuticals
                                Member of Management and
                                Law/Regulatory Review
                                Committees

   Business Experience:     November 2001 to July 2002,
                                Senior Vice President,
                                Global Supply Chain, Wyeth
                                Pharmaceuticals
                            July 2002 to date, President,
                                Technical Operations &
                                Product Supply, Wyeth
                                Pharmaceuticals

                                     PART II
                                     -------

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           -------------------------------------------------------------
           MATTERS
           -------

     (a)   Market Information and Dividends

           The New York Stock Exchange is the principal market on which the Company's common stock is traded. Tables showing the high and low sales price for the common stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as presented in Market Prices of Common Stock and Dividends on page 65 of the Company's 2004 Annual Report to Stockholders, are incorporated herein by reference.

     (b)   Holders

           There were approximately 53,600 holders of record of the Company's Common Stock as of the close of business on March 1, 2005.

ITEM 6.    SELECTED FINANCIAL DATA
           -----------------------

           The data with respect to the last five fiscal years, appearing in the Ten-Year Selected Financial Data presented on pages 30 and 31 of the Company's 2004 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS
           -----------------------------------

           Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 66 through 82 of the Company's 2004 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           ----------------------------------------------------------

           The market risk disclosures as set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, appearing on pages 79 and 80 of the Company's 2004 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
           -------------------------------------------

           The Consolidated Financial Statements and Notes to Consolidated Financial Statements on pages 32 through 62 of the Company's 2004 Annual Report to Stockholders, the Report of Independent Registered Public Accounting Firm on page 63, and Quarterly Financial Data (Unaudited) on page 65, are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE
           --------------------

           Not applicable

ITEM 9(A). CONTROLS AND PROCEDURES
           -----------------------

           DISCLOSURE CONTROLS

           As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

           INTERNAL CONTROL OVER FINANCIAL REPORTING

           Management's report on the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of the Company's independent registered public accounting firm, are included in the Company's 2004 Annual Report to Stockholders on pages 63 and 64 under the headings Report of Independent Registered Public Accounting Firm and Management Report on Internal Control over Financial Reporting, respectively, and are incorporated herein by reference.

           CHANGES IN INTERNAL CONTROLS

           During the 2004 fourth quarter, there were no significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III
                                    --------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

     (a) Information relating to the Company's directors is incorporated herein by reference to pages 3 through 5 of a definitive proxy statement to be filed with the Securities and Exchange Commission on or about March 16, 2005 ("the 2005 Proxy Statement").

     (b) Information relating to the Company's audit committee, including designation of "Financial Expert" under applicable Securities and Exchange Commission rules, is incorporated herein by reference to page 7 of the 2005 Proxy Statement.

     (c) Information relating to the Company's executive officers as of March 7, 2005 is furnished in Part I hereof under a separate unnumbered caption ("Executive Officers of the Registrant as of March 7, 2005").

     (d) Information relating to certain filing obligations of directors and executive officers of the Company under the federal securities laws set forth on page 11 of the 2005 Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

     (e) Information relating to the Company's code of ethics, included within the Wyeth Code of Conduct, is available on the Wyeth Internet website at www.wyeth.com. Copies of the Wyeth Code of Conduct are also available, without charge, by contacting Wyeth Investor Relations at
           (877) 552-4722.

     (f) The Charters for the Company's Audit, Compensation and Benefits, Nominating and Governance and Corporate Issues Committees, the Nominating and Governance Committee Criteria and Procedures for Board Candidate Selection and Wyeth's Corporate Governance Guidelines are available on the Wyeth Internet website at www.wyeth.com. Copies of these documents are also available, without charge, by contacting Wyeth Investor Relations at (877) 552-4722.

ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

           Information relating to executive compensation is incorporated herein by reference to pages 15 through 22 and the section titled "Change in Control Severance Agreements" on pages 24 through 26 of the 2005 Proxy Statement. Information with respect to compensation of directors is incorporated herein by reference to pages 6 and 7 of the 2005 Proxy Statement.

                                     III-1

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           ---------------------------------------------------
           MANAGEMENT AND RELATED STOCKHOLDER MATTERS
           ------------------------------------------

     (a) Information relating to security ownership is incorporated herein by reference to pages 11 and 12 of the 2005 Proxy Statement.

     (b) Information regarding the Company's equity compensation plans is incorporated herein by reference to page 24 of the 2005 Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

           Information regarding transactions with management and others is incorporated herein by reference to page 26 of the 2005 Proxy Statement.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES
           --------------------------------------

           Information relating to principal accountant fees and services is incorporated herein by reference to pages 38 and 39 of the 2005 Proxy Statement.

                                     III-2

                                     PART IV
                                     -------

ITEM 15.   EXHIBITS and FINANCIAL STATEMENTS SCHEDULES
           -------------------------------------------

  (a)1.    Financial Statements
           --------------------

           The following Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, included on pages 32 through 63 of the Company's 2004 Annual Report to Stockholders, are incorporated herein by reference.

                                                              Pages
                                                              -----
           Consolidated Balance Sheets as of
           December 31, 2004 and 2003                         32

           Consolidated Statements of Operations
           for the years ended December 31,
           2004, 2003 and 2002                                33

           Consolidated Statements of Changes in
           Stockholders' Equity for the years ended
           December 31, 2004, 2003 and 2002                   34

           Consolidated Statements of Cash Flows
           for the years ended December 31, 2004,
           2003 and 2002                                      35

           Notes to Consolidated Financial Statements         36-62

           Report of Independent Registered Public
           Accounting Firm                                    63

  (a)2.    Financial Statement Schedules
           -----------------------------

           Schedules are omitted because they are not applicable.

  (a)3.    Exhibits
           --------

  Exhibit No.                        Description
  -----------                        -----------

  (3.1) The Company's Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  (3.2) The Company's By-Laws, as amended to date, is incorporated by reference to Exhibit 3.2 of the Company's Current Report on Form 8-K dated November 23, 2004.

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

  (4.6) Fifth Supplemental Indenture, dated as of December 16, 2003, between the Company and JPMorgan Chase Bank (as successor to The Chase Manhattan Bank) is incorporated herein by reference to Exhibit 4.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

  (10.5) 3-Year Credit Agreement, dated as of March 3, 2003, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto is incorporated by reference to
           Exhibit 10.5 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  (10.6) First Amendment to 3-Year Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto is incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

  (10.7) 5-Year Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, as administrative agent for the lenders thereto is incorporated by reference to
           Exhibit 10.7 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

  (10.8) Master Guarantee and Letter of Credit Agreement, dated as of December 16, 2003, between the Company and ABN AMRO BANK, N.V. is incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

  (10.9) Seventh Amendment, dated July 21, 2004, to the Nationwide Class Action Settlement, dated November 18, 1999, as amended is incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K, dated January 11, 2005.

  (10.10) Indemnity Agreement (relating to Consent Decree), dated as of September 29, 2000, by and between the Company and Bernard Poussot.

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

  (10.14)* Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  (10.15)* 1993 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix III of the Company's definitive Proxy Statement filed March 18, 1999 (File 1-1225).

  (10.16)* Amendment to the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  (10.17)* 1996 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix II of the Company's definitive Proxy Statement filed March 18, 1999 (File 1-1225).

  (10.18)* Amendment to the 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  (10.19)* 1999 Stock Incentive Plan is incorporated by reference to Appendix I of the Company's definitive Proxy Statement filed March 18, 1999 (File 1-1225).

  (10.20)* Amendment to the 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.25 of the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  (10.21)* Form of Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.19 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  (10.22)* Form of Stock Option Agreement (transferable options) is incorporated by reference to Exhibit 10.22 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

  (10.29)* Management Incentive Plan, as amended to date, is incorporated by reference to Exhibit 10.27 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File 1-1225).

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

  (10.32)* Form of Stock Option Agreement under the Stock Option Plan for
           Non-Employee Directors is incorporated by reference to Exhibit
           10.30 of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (File 1-1225).

  (10.33)* Savings Plan, as amended to date, is incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

  (10.34)* Directors' Deferral Plan, as amended to date, is incorporated by reference to Exhibit 10.35 of the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  (10.35)* Executive Incentive Plan is incorporated by reference to Appendix D of the Company's definitive Proxy Statement filed March 20, 2002.


    *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

  (10.36)* Deferred Compensation Plan, as amended to date, is incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

  (10.37)* Executive Retirement Plan is incorporated by reference to
           Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

  (10.38)* Supplemental Employee Savings Plan, as amended to date, is incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

  (10.39)* Supplemental Executive Retirement Plan, as amended to date, is incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

  (10.40)* Supplemental Employee Retirement Plan is incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

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

  (10.46)* Form of Severance Agreement entered into between the Company and all executive officers and certain other key employees is incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (File 1-1225).

    *Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

  (10.47)* Form of Severance Agreement entered into between the Company and key employees that have not entered into the Severance Agreement in
           Exhibit 10.46.

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

  (10.51)* Summary Description of Performance Incentive Award Program.

  (12)     Computation of Ratio of Earnings to Fixed Charges.

  (13) 2004 Annual Report to Stockholders. Such report, except for those portions thereof, which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

  (21)     Subsidiaries of the Company.

  (23) Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, relating to their report dated March 3, 2005, consenting to the incorporation thereof in the Registration Statements on Form S-3 (No. 33-45324, No. 33-57339, No. 333-108312, No. 333-111093 and No. 333-112450), and S-8 (No.
           2-96127, No. 33-24068, No. 33-41434, No. 33-53733, No. 33-55449,
           No. 33-45970, No. 33-14458, No. 33-50149, No. 33-55456, No.
           333-15509, No. 333-76939, No. 333-67008, No. 333-64154, No.
           333-59668, No. 333-89318, No. 333-98619 and No. 333-98623) by
           reference to the Form 10-K of the Company filed for the year ended December 31, 2004.

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

  (99.2) Fifth Amendment, dated November 21, 2002, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  (99.3) Sixth Amendment, dated January 10, 2003, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

  (99.4) Joint Motion of Wyeth and Claims Facilitating Committee Pursuant to New Settlement Process to Approve Proposed Stay Procedure in Diet Drug Cases, together with supporting documentation, all as filed with the U.S. District Court for the Eastern District of Pennsylvania on January 18, 2005 is incorporated by reference to
           Exhibit 99.2 to the Company's Current Report on Form 8-K, dated January 19, 2005.

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

  (99.7) Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective July 8, 2003, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.94 to Amgen's Annual Report on Form 10-K (File No. 1-2477) for the fiscal year ended December 31, 2003) is incorporated by reference to Exhibit 99.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

  (99.8) Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective April 20, 2004, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.93 to Amgen's Amended Registration Statement on Form S-4/A (File No. 333-114820) filed on June 29, 2004) is incorporated by reference to Exhibit 99.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

    (b)    Reports on Form 8-K

           The following Current Reports on Form 8-K were filed by the
           Company:

           o November 23, 2004 relating to amendments to the Company's By-Laws (item 5.03 and 9.01 disclosure).

           o December 6, 2004 relating to labeling changes required by the United Kingdom for EFEXOR and EFEXOR XL products in the United Kingdom (items 8.01 and 9.01 disclosure).

           o January 11, 2005 relating to the Company's diet drug litigation (items 1.01 and 9.01 disclosure).

           o January 19, 2005 relating to the Company's diet drug litigation (items 7.01 and 9.01 disclosure).

           o January 31, 2005 relating to furnishing the Company's earnings results for the 2004 fourth quarter and full year (items 2.02 and 9.01 disclosure).

           o March 3, 2005 relating to departure of directors (item 5.02 disclosure).

           o March 9, 2005 relating to 2004 cash bonuses and 2005 base salaries and restricted stock awards for certain executive officers (item 1.01 disclosure).

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WYETH
                                      -----
                                  (Registrant)

March 11, 2005                    By /s/      Kenneth J. Martin
                                     ---------------------------------
                                              Kenneth J. Martin
                                           Executive Vice President
                                          and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signatures                     Title                     Date
             ----------                     -----                     ----

   Principal Executive Officer:

   /s/  Robert Essner                 Chairman of the Board,      March 11, 2005
   ---------------------------------  President and
        Robert Essner                 Chief Executive Officer



   Principal Financial Officer:

   /s/  Kenneth J. Martin             Executive Vice President    March 11, 2005
   ---------------------------------  and Chief Financial Officer
        Kenneth J. Martin


   Principal Accounting Officer:

   /s/  Paul J. Jones                 Vice President and          March 11, 2005
   ---------------------------------  Controller
        Paul J. Jones


   Directors:

   /s/  Clifford L. Alexander, Jr.    Director                    March 11, 2005
   ---------------------------------
        Clifford L. Alexander, Jr.


   /s/  Richard L. Carrion            Director                    March 11, 2005
   ---------------------------------
        Richard L. Carrion


   /s/  John D. Feerick               Director                    March 11, 2005
   ---------------------------------
        John D. Feerick


   /s/  Frances D. Fergusson, Ph.D.   Director                    March 11, 2005
   ---------------------------------
        Frances D. Fergusson, Ph.D.


   /s/  Robert S. Langer, Sc.D.       Director                    March 11, 2005
   ---------------------------------
        Robert S. Langer, Sc.D.

   /s/  John P. Mascotte              Director                    March 11, 2005
   ---------------------------------
        John P. Mascotte


   /s/  Mary Lake Polan, M.D., Ph.D., Director                    March 11, 2005
   M.P.H.
   ---------------------------------
        Mary Lake Polan, M.D., Ph.D.,
   M.P.H.

   /s/  Ivan G. Seidenberg            Director                    March 11, 2005
   ---------------------------------
        Ivan G. Seidenberg


   /s/  Walter V. Shipley             Director                    March 11, 2005
   ---------------------------------
        Walter V. Shipley


                                      Director
   ---------------------------------
        John R. Torell III

                                INDEX TO EXHIBITS
                                -----------------


     Exhibit No.                             Description
     -----------                             -----------

  (10.10) Indemnity Agreement (relating to Consent Decree), dated as of September 29, 2000, by and between the Company and Bernard Poussot.

  (10.47)* Form of Severance Agreement entered into between the Company and key employees that have not entered into the Severance Agreement in Exhibit 10.46.

  (10.51)*    Summary Description of Performance Incentive Award Program.

  (12)        Computation of Ratio of Earnings to Fixed Charges.

  (13) 2004 Annual Report to Stockholders. Such report, except for those portions thereof, which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed "filed" as part of this filing.

  (21)        Subsidiaries of the Company.

  (23) Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, relating to their report dated March 3, 2005, consenting to the incorporation thereof in the Registration Statements on Form S-3 (No. 33-45324, No. 33-57339, No. 333-108312, No. 333-111093 and No. 333-112450), and S-8 (No.
              2-96127, No. 33-24068, No. 33-41434, No. 33-53733, No. 33-55449,
              No. 33-45970, No. 33-14458, No. 33-50149, No. 33-55456, No.
              333-15509, No. 333-76939, No. 333-67008, No. 333-64154, No.
              333-59668, No. 333-89318, No. 333-98619 and No. 333-98623) by
              reference to the Form 10-K of the Company filed for the year ended December 31, 2004.

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