Form 10-Q
period 2005-03-31
WYETH
filed 2005-05-06
CIK 5187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from               to

Commission file number 1-1225

Wyeth

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization) Five Giralda Farms, Madison, N.J. (Address of principal executive offices)	13-2526821 (I.R.S. Employer Identification No.) 07940 (Zip Code)

Registrant’s telephone number, including area code (973) 660-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes    X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
      Yes    X      No

The number of shares of Common Stock outstanding as of the close of business on April 29, 2005:

Class	Number of Shares Outstanding
Common Stock, $0.33-1/3 par value	1,338,482,142

WYETH

INDEX

                                                                                                                                                          Page No.

Part I - Part II - Signature Exhibit Index	Financial Information (Unaudited)

Item 1. Consolidated Condensed Financial Statements:

            Consolidated Condensed Balance Sheets -
               March 31, 2005 and December 31, 2004

            Consolidated Condensed Statements of Operations -
               Three Months Ended March 31, 2005 and 2004

            Consolidated Condensed Statements of Changes in Stockholders'
               Equity - Three Months Ended March 31, 2005 and 2004

            Consolidated Condensed Statements of Cash Flows -
               Three Months Ended March 31, 2005 and 2004

            Notes to Consolidated Condensed Financial Statements

Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

Other Information

Item 1. Legal Proceedings

Item 6. Exhibits	2 3 4 5 6 7 - 19 20 - 42 43 43 44 44 - 50 51 - 52 53 EX-1

Items other than those listed above have been omitted because they are not applicable.

Part I — Financial Information

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of March 31, 2005 and December 31, 2004, the results of its operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2005 and 2004. It is suggested that these consolidated condensed financial statements and management’s discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company’s 2004 Annual Report on Form 10-K and information contained in Current Reports on Form 8-K filed since the filing of the 2004 Form 10-K.

We make available through our Company Internet website, free of charge, our Company filings with the SEC as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The reports we make available include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents. The Company’s Internet website is www.wyeth.com.

WYETH
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands Except Per Share Amounts)
(Unaudited)

	March 31,	December 31,
	2005	2004

ASSETS
Cash and cash equivalents	$4,561,854	$4,743,570
Marketable securities	679,378	1,745,558
Accounts receivable less allowances	2,838,481	2,798,565
Inventories:
Finished goods	716,395	851,059
Work in progress	1,453,039	1,340,245
Materials and supplies	292,383	286,705

	2,461,817	2,478,009
Other current assets including deferred taxes	3,272,759	2,672,327

Total Current Assets	13,814,289	14,438,029
Property, plant and equipment	13,040,299	13,077,351
Less accumulated depreciation	3,601,419	3,553,001

	9,438,880	9,524,350
Goodwill	3,843,696	3,856,410
Other intangibles, net of accumulated amortization
(March 31, 2005-$148,685 and December 31, 2004-$166,827)	280,381	212,360
Other assets including deferred taxes	5,980,265	5,598,555

Total Assets	$33,357,511	$33,629,704

LIABILITIES
Loans payable	$1,518	$330,706
Trade accounts payable	799,214	949,251
Accrued expenses	6,883,973	7,051,557
Accrued taxes	264,848	204,028

Total Current Liabilities	7,949,553	8,535,542
Long-term debt	7,663,388	7,792,311
Accrued postretirement benefit obligations other than pensions	1,044,181	1,024,239
Other noncurrent liabilities	6,191,266	6,429,709

Total Liabilities	22,848,388	23,781,801

Contingencies and commitments (Note 5)
STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share	39	40
Common stock, par value $0.33-1/3 per share	445,540	445,031
Additional paid-in capital	4,856,811	4,817,024
Retained earnings	4,889,074	4,118,656
Accumulated other comprehensive income	317,659	467,152

Total Stockholders' Equity	10,509,123	9,847,903

Total Liabilities and Stockholders' Equity	$33,357,511	$33,629,704

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenue	$4,578,998	$4,014,789

Cost of goods sold	1,349,457	1,161,364
Selling, general and administrative expenses	1,452,681	1,354,210
Research and development expenses	607,957	705,302
Interest expense, net	29,999	26,932
Other income, net	(234,562)	(176,910)

Income before income taxes	1,373,466	943,891
Provision for income taxes	295,295	194,188

Net income	$1,078,171	$749,703

Basic earnings per share	$0.81	$0.56

Diluted earnings per share	$0.80	$0.55

Dividends paid per share of common stock	$0.23	$0.23

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands Except Per Share Amounts)
(Unaudited)

Three Months Ended March 31, 2005:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2005	$40	$445,031	$4,817,024	$4,118,656	$467,152	$9,847,903
Net income				1,078,171		1,078,171
Currency translation adjustments					(155,820)	(155,820)
Unrealized gains on derivative contracts, net					22,310	22,310
Unrealized losses on marketable securities, net					(15,983)	(15,983)

Comprehensive income, net of tax						928,678

Cash dividends declared (1)				(307,268)		(307,268)
Common stock issued for stock options		431	30,228			30,659
Other exchanges	(1)	78	9,559	(485)		9,151

Balance at March 31, 2005	$39	$445,540	$4,856,811	$4,889,074	$317,659	$10,509,123

Three Months Ended March 31, 2004:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance at January 1, 2004	$42	$444,151	$4,764,390	$4,112,285	$(26,487)	$9,294,381
Net income				749,703		749,703
Currency translation adjustments					(58,817)	(58,817)
Unrealized gains on derivative contracts, net					9,170	9,170
Unrealized gains on marketable securities, net					2,449	2,449

Comprehensive income, net of tax						702,505

Cash dividends declared (2)				(306,604)		(306,604)
Common stock issued for stock options		167	13,181			13,348
Other exchanges		75	7,728	(165)		7,638

Balance at March 31, 2004	$42	$444,393	$4,785,299	$4,555,219	$(73,685)	$9,711,268

(1)     Includes the preferred stock cash dividend of $0.50 per share ($8 in the aggregate) declared January 27, 2005 and payable on April 1, 2005.

(2)     Included the preferred stock cash dividend of $0.50 per share ($8 in the aggregate) declared March 4, 2004 and paid on April 1, 2004.

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities
Net income	$1,078,171	$749,703
Adjustments to reconcile net income to net cash
provided by (used for) operating activities:
Gains on sales of assets	(155,712)	(132,480)
Depreciation and amortization	166,353	147,394
Change in deferred income taxes	138,088	17,964
Seventh Amendment security fund	(1,250,000)	--
Diet drug litigation payments	(289,593)	(98,643)
Changes in working capital, net	(303,756)	(230,587)
Other items, net	46,985	48,272

Net cash provided by (used for) operating activities	(569,464)	501,623

Investing Activities
Purchases of property, plant and equipment	(213,030)	(291,583)
Proceeds from sales of assets	170,959	228,836
Proceeds from sales and maturities of marketable securities	1,067,199	182,800
Purchases of marketable securities	(20,958)	(200,487)

Net cash provided by (used for) investing activities	1,004,170	(80,434)

Financing Activities
Repayments of long-term debt	(328,187)	(1,500,000)
Other borrowing transactions, net	(1,071)	(4,981)
Dividends paid	(307,260)	(306,596)
Exercises of stock options	30,659	13,348

Net cash used for financing activities	(605,859)	(1,798,229)

Effect of exchange rate changes on cash and cash equivalents	(10,563)	(1,414)

Decrease in cash and cash equivalents	(181,716)	(1,378,454)
Cash and cash equivalents, beginning of period	4,743,570	6,069,794

Cash and cash equivalents, end of period	$4,561,854	$4,691,340

Supplemental Information
Interest payments	$157,833	$99,324
Income tax payments, net of refunds	115,329	265,733

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.        Summary of Significant Accounting Policies

The following policies are required interim updates to those disclosed in Footnote 1 of the 2004 Annual Report on Form 10-K:

Stock-Based Compensation: The Company has four Stock Incentive Plans that it accounts for using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no stock-based employee compensation cost is reflected in net income other than for the Company’s restricted stock awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, Amendment of SFAS No. 123, to stock-based employee compensation:

	Three Months Ended March 31,
(In thousands except per share amounts)	2005	2004

Net income, as reported	$1,078,171	$749,703
Add: Stock-based employee compensation expense
included in reported net income, net of tax	4,477	2,493
Deduct: Total stock-based employee compensation
expense determined under fair value-based method
for all awards, net of tax	(69,679)	(85,143)

Adjusted net income	$1,012,969	$667,053

Earnings per share:
Basic - as reported	$0.81	$0.56

Basic - adjusted	$0.76	$0.50

Diluted - as reported	$0.80	$0.55

Diluted - adjusted	$0.75	$0.49

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123R). Statement 123R replaces SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. This Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense based on their fair values and over the vesting period of the award. Currently, the Company provides the required pro forma expense effect of the grants in its footnote disclosure. On April 14, 2005, the SEC approved a new rule that, for public companies, delays the effective date of Statement 123R to annual, rather than interim periods that begin after June 15, 2005.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The Company expects that the adoption of SFAS No. 123R will have a material impact on its results of operations and earnings per share beginning in 2006. However, the Company has not yet determined the impact of adopting SFAS No. 123R because of changes in the Company’s share-based compensation programs.

Goodwill and Other Intangibles: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2005 are as follows:

(In thousands)	Pharmaceuticals	Consumer Healthcare	Animal Health	Total
Balance at December 31, 2004	$2,728,565	$593,606	$534,239	$3,856,410
Currency translation adjustments	(12,016)	(460)	(238)	(12,714)

Balance at March 31, 2005	$2,716,549	$593,146	$534,001	$3,843,696

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2.       Earnings per Share

                   The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,
(In thousands except per share amounts)	2005	2004
Net income less preferred dividends	$1,078,163	$749,695
Denominator:
Weighted average common shares outstanding	1,335,909	1,332,926

Basic earnings per share	$0.81	$0.56

Numerator:
Net income	$1,078,171	$749,703
Interest expense on contingently convertible debt(1)	4,064	1,010

Net income, as adjusted	$1,082,235	$750,713

Denominator:
Weighted average common shares outstanding	1,335,909	1,332,926
Common stock equivalents of outstanding stock
options, deferred contingent common stock
awards and convertible preferred stock(2)	4,344	4,817
Common stock equivalents of assumed conversion
of contingently convertible debt(1)	16,890	16,890

Total shares(2)	1,357,143	1,354,633

Diluted earnings per share(1)(2)	$0.80	$0.55

(1)	Diluted earnings per share reflects the impact of Emerging Issues Task Force Issue No. 04-8 (EITF No. 04-8), Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share, which requires the inclusion of the dilutive effect from contingently convertible debt instruments with market price contingencies in the calculation of diluted earnings per share (EPS). Accordingly, interest expense on the Company’s contingently convertible debt, net of capitalized interest and taxes, is added back to reported net income, and the additional common shares (assuming conversion) are included in total shares outstanding for purposes of calculating diluted EPS. In accordance with EITF No. 04-8, which is effective for all periods ending after December 15, 2004 with restatement of previously reported diluted EPS calculations, the 2004 first quarter diluted EPS has been restated to reflect a $0.01 dilution as a result of the application of this Issue.

(2)	At March 31, 2005 and 2004, approximately 100,446 and 107,070 of common shares, respectively, related to options outstanding under the Company’s Stock Incentive Plans were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3.        Marketable Securities

The Company has marketable debt and equity securities, which are classified as either available-for-sale or held-to-maturity, depending on management’s investment intentions at the time of purchase relating to these securities.

The cost, gross unrealized gains (losses) and fair value of available-for-sale and held-to-maturity securities by major security type at March 31, 2005 and December 31, 2004 were as follows:

(In thousands) At March 31, 2005	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities	$20,671	$ --	$(392)	$20,279
Commercial paper	3,988	--	--	3,988
Certificates of deposit	8,530	--	(11)	8,519
Corporate debt securities	227,877	130	(509)	227,498
Mortgage-backed securities	11,453	22	--	11,475
Other debt securities	2,464	--	(10)	2,454
Equity securities	48,264	8,305	(16,017)	40,552
Institutional fixed income fund	341,128	9,831	(3,423)	347,536

Total available-for-sale	664,375	18,288	(20,362)	662,301

Held-to-maturity:
Commercial paper	16,897	--	--	16,897
Other debt securities	180	--	--	180

Total held-to-maturity	17,077	--	--	17,077

	$681,452	$18,288	$(20,362)	$679,378

(In thousands) At December 31, 2004	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities	$60,439	$ --	$(286)	$60,153
Commercial paper	32,597	--	--	32,597
Certificates of deposit	54,867	3	(52)	54,818
Corporate debt securities	485,007	130	(528)	484,609
Asset-backed securities	258,543	15	(166)	258,392
Mortgage-backed securities	77,983	4	(67)	77,920
Other debt securities	2,469	--	(12)	2,457
Equity securities	48,264	8,998	(6,918)	50,344
Institutional fixed income fund	531,929	16,713	--	548,642

Total available-for-sale	1,552,098	25,863	(8,029)	1,569,932

Held-to-maturity:
Commercial paper	175,626	--	--	175,626

	$1,727,724	$25,863	$(8,029)	$1,745,558

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The contractual maturities of debt securities classified as available-for-sale at March 31, 2005 were as follows:

(In thousands)	Cost	Fair Value
Available-for-sale:
Due within one year	$112,400	$112,046
Due after one year through five years	146,022	145,576
Due after five years through 10 years	1,613	1,602
Due after 10 years	14,948	14,989

	$274,983	$274,213

All held-to-maturity debt securities are due within one year and had aggregate fair values of $17.1 million at March 31, 2005.

Note 4.        Pensions and Other Postretirement Benefits

Net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2005 and 2004 (principally for the U.S.) was as follows:

	Pensions		Other Postretirement Benefits
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands) Components of Net Periodic Benefit Cost	2005	2004	2005	2004
Service cost	$41,969	$35,371	$12,255	$11,145
Interest cost	66,259	62,293	25,748	23,560
Expected return on plan assets	(82,731)	(76,304)	--	--
Amortization of prior service cost	2,146	2,843	(5,231)	(3,709)
Amortization of transition obligation	287	(422)	--	--
Recognized net actuarial loss	25,888	22,463	12,037	7,840

Net periodic benefit cost	$53,818	$46,244	$44,809	$38,836

As of March 31, 2005, $9.9 million and $24.7 million of contributions have been made in 2005 to the Company’s defined benefit pension plans and other postretirement benefit plans, respectively. The Company presently anticipates total contributions to be made during 2005 to fund its defined benefit pension and other postretirement benefit plans will approximate $200.0 million and $110.0 million, respectively.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 5.         Contingencies and Commitments

The Company is involved in various legal proceedings, including product liability and environmental matters, of a nature considered normal to its business. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable.

In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings (other than the diet drug litigation discussed immediately below) will not have a material adverse effect on the Company’s financial position but could be material to the results of operations or cash flows in any one accounting period.

Diet Drug Litigation
The Company has been named as a defendant in numerous legal actions relating to the diet drugs PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as “fen-phen”) or REDUX, which the Company estimated were used in the United States, prior to their 1997 voluntary market withdrawal, by approximately 5.8 million people. These actions allege, among other things, that the use of REDUX and/or PONDIMIN, independently or in combination with phentermine, caused certain serious conditions, including valvular heart disease and primary pulmonary hypertension (PPH). The REDUX and PONDIMIN litigation is described in additional detail in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

On October 7, 1999, the Company announced a nationwide class action settlement (the settlement) to resolve litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN. The settlement covered all claims arising out of the use of REDUX or PONDIMIN, except for PPH claims, and was open to all REDUX or PONDIMIN users in the United States. As originally designed, the settlement was administered by an independent Settlement Trust and comprised of two settlement funds. Fund A (with a value at the time of settlement of $1,000.0 million plus $200.0 million for legal fees) was created to cover refunds, medical screening costs, additional medical services and cash payments, education and research costs, and administration costs. Fund A has been fully funded by contributions by the Company. Fund B (which was to be funded by the Company on an as-needed basis up to a total of $2,550.0 million) would compensate claimants with significant heart valve disease depending upon their age and the severity of their condition according to a five-level settlement matrix. The two funds have now been combined into a single fund. Payments in connection with the nationwide settlement were $96.0 million in the First Quarter of 2005. Payments may continue, if necessary, until 2018.

In 2004, the Company increased its reserves in connection with the REDUX and PONDIMIN diet drug matters by $4,500.0 million, bringing the total of the charges taken to date to $21,100.0 million. The $6,876.7 million reserve balance at March 31, 2005 represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement (as it would be amended by the proposed Seventh Amendment, discussed below), initial opt outs, PPH claims, downstream opt out

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

cases and the Company’s legal fees related to the diet drug litigation. The latest charge by the Company takes into account the terms of the proposed Seventh Amendment, the Company’s settlement discussions with plaintiffs’ attorneys representing a number of individuals who have opted out of the nationwide settlement, its experiences with the downstream opt out cases that have been litigated or settled to date and its projected expenses in connection with the diet drug litigation. However, due to the need for final appellate court approval of the proposed Seventh Amendment, the preliminary status of the Company’s settlement discussions with attorneys representing certain downstream opt out plaintiffs, the uncertainty of the Company’s ability to consummate settlements with the downstream opt out plaintiffs, the number and amount of any future verdicts that may be returned in downstream opt out and PPH litigation, and the inherent uncertainty surrounding any litigation, it is possible that additional reserves may be required in the future and the amount of such additional reserves may be significant.

The Company intends to vigorously defend itself and believes it can marshal significant resources and legal defenses to limit its ultimate liability in the diet drug litigation. However, in light of the circumstances discussed above, it is not possible to predict the ultimate liability of the Company in connection with its diet drug legal proceedings. It is therefore not possible to predict whether, and if so when, such proceedings will have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows and whether cash flows from operating activities and existing and prospective financing resources will be adequate to fund the Company’s operations, pay all liabilities related to the diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations without the disposition of significant strategic core assets and/or reductions in certain cash outflows.

Seventh Amendment to the Nationwide Settlement
During 2004, the Company, counsel for the plaintiff class in the nationwide settlement and counsel for certain individual class members negotiated a proposed Seventh Amendment to the settlement agreement that would create a new claims processing structure, funding arrangement and payment schedule for claims for compensation based on Levels I and II of the five-level settlement matrix. These claims are the most numerous, but least serious, of the claims filed for matrix benefits. The total number of currently filed Level I and Level II claims posed the risk that the Settlement Trust’s funds might be exhausted.

On March 15, 2005, United States District Judge Harvey Bartle III, the federal judge of the United States District Court for the Eastern District of Pennsylvania overseeing the settlement, approved the proposed Seventh Amendment as “fair, adequate and reasonable.” Appeals from Judge Bartle’s decision have been filed with the United States Court of Appeals for the Third Circuit. Briefing and argument of the appeals before the Third Circuit has not yet been scheduled. If upheld on appeal, the proposed Seventh Amendment would include the following key terms:

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

o	The amendment would create a new Supplemental Fund, to be administered by a Fund Administrator who will be appointed by the District Court and who will process most pending Level I and Level II matrix claims;
o	After District Court approval, the Company would make initial payments of up to $50.0 million to facilitate the establishment of the Supplemental Fund and to begin reviewing claims. Following affirmance by the Third Circuit of the District Court’s approval and the exhaustion of any further appellate review, the Company would make an initial payment of $400.0 million to enable the Supplemental Fund to begin paying claims. The timing of additional payments would be dictated by the rate of review and payment of claims by the Fund Administrator. The Company would ultimately deposit a total of $1,275.0 million, net of certain credits, into the Supplemental Fund;
o	All participating matrix Level I and Level II claimants who qualify under the Seventh Amendment, who pass the Settlement Fund’s medical review and who otherwise satisfy the requirements of the settlement (Category One class members) would receive a pro rata share of the $1,275.0 million Supplemental Fund, after deduction of certain expenses and other amounts from the Supplemental Fund. The pro rata amount would vary depending upon the number of claimants who pass medical review, the nature of their claims, their age and other factors. A participating Category One class member who does not qualify for a payment after such medical review would be paid $2,000 from the Supplemental Fund;
o	Participating class members who might in the future have been eligible to file Level I and Level II matrix claims (Category Two class members) would be eligible to receive a $2,000 payment from the Trust; such payments would be funded by the Company apart from its other funding obligations under the nationwide settlement;
o	If the participants in the Seventh Amendment have heart valve surgery or other more serious medical conditions on Levels III through V of the nationwide settlement matrix by the earlier of 15 years from the date of their last diet drug ingestion or by December 31, 2011, they would remain eligible to submit claims to the existing Trust and be paid the current matrix amounts if they qualify for such payments under terms modified by the Seventh Amendment. In the event the existing Trust is unable to pay those claims, the Company would guarantee payment; and
o	All class members who participate in the Seventh Amendment would give up any further opt out rights as well as the right to challenge the terms of and the binding effect of the nationwide settlement. Final approval of the Seventh Amendment also would preclude any lawsuits by the Trust or the Company to recover any amounts previously paid to class members by the Trust, as well as terminate the Claims Integrity Program (discussed below) as to all claimants who do not opt out of the Seventh Amendment.

On March 29, 2005, as collateral for the Company’s financial obligations under the Seventh Amendment, the Company established a security fund in the amount of $1,250.0 million. As of March 31, 2005, $660.0 million was included in Other current assets

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

including deferred taxes and $590.0 million was included in Other assets including deferred taxes. The amounts in the security fund are owned by the Company and will earn interest income for the Company while residing in the security fund.

There can be no assurance that the proposed Seventh Amendment will be upheld on appeal. If it is upheld on appeal, only the claims of those class members who opted out of the Seventh Amendment will be processed under the terms of the existing settlement agreement and under the procedures that have been adopted by the Settlement Trust and the District Court. Less than 5% of the class members who would be affected by the proposed Seventh Amendment (approximately 1,900 of the Category One class members and approximately 5,100 of the Category Two class members) elected to opt out of the Seventh Amendment and to remain bound by the current settlement terms. Should the proposed Seventh Amendment not be upheld on appeal, all of the pending and future matrix claims would be processed under the terms of the existing settlement agreement.

Nationwide Settlement Matrix Claims Data
The settlement agreement grants the Company access to claims data maintained by the Settlement Trust. Based on its review of that data, the Company understands that, as of March 30, 2005, the Trust had recorded approximately 121,270 matrix claim forms. Approximately 33,285 of these forms were so deficient, incomplete or duplicative of other forms filed by the same claimant that, in the Company’s view, it is unlikely that a significant number of these forms will result in further claims processing.

The Company’s understanding of the status of the remaining approximately 87,985 forms, based on its analysis of data received from the Trust through March 30, 2005, is as follows. Approximately 24,635 of the matrix claims had been processed to completion, with those claims either paid (approximately 3,975 payments, totaling $1.441 billion, had been made to approximately 3,790 claimants), denied or in show cause proceedings (approximately 19,035) or withdrawn. Approximately 2,150 claims were in some stage of the 100% audit process ordered in late 2002 by the District Court overseeing the national settlement. An additional approximately 18,255 claims alleged conditions that, if true, would entitle the claimant to receive a matrix award; these claims had not yet entered the audit process. Another approximately 24,035 claims with similar allegations have been purportedly substantiated by physicians or filed by law firms whose claims are now subject to the outcome of the Trust’s Claims Integrity Program.(1) Approximately 18,855 claim forms did not contain sufficient information even to assert a matrix claim, although some of those claim forms could be made complete by the submission of additional information and could therefore become eligible to proceed to audit in the future. The remaining approximately 55 claims were in the data entry process and could not be assessed.

Challenges to the Nationwide Settlement
Counsel representing approximately 8,600 class members have filed a motion with the District Court seeking a ruling that the nationwide settlement agreement is void. The motion asserts that there was inadequate representation of the class when the settlement

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

agreement was negotiated, that the parties and their experts made mutual mistakes in projecting the amount of money that would be needed to pay all valid claims, that the original notice to the class was inadequate and that the Court had lacked subject matter jurisdiction over some of the class members’ claims. The motion seeks an opportunity for all class members to decide a second time whether or not to be included in the class and therefore bound by the settlement agreement. The District Court had stayed briefing and consideration of the motion pending its decision on approval of the proposed Seventh Amendment, which as discussed above would preclude such claims on behalf of class members who participate. A new schedule for briefing of the motion has not been set.

Certain class members also have filed a number of other motions and lawsuits attacking both the binding effect of the settlement and the administration of the Trust, some of which have been decided against class members and currently are on appeal. The Company cannot predict the outcome of any of these motions or lawsuits.

Downstream Opt Out Cases
As of March 31, 2005, approximately 62,000 individuals who had filed Intermediate or Back-End opt out forms had pending lawsuits against the Company. The claims of approximately 48% of the plaintiffs in the Intermediate and Back-End opt out cases served on the Company are pending in Federal Court, with approximately 38% pending in State Courts. The claims of approximately 14% of the Intermediate and Back-End opt out plaintiffs have been removed from State Courts to Federal Court but are still subject to a possible remand to State Court. In addition, a large number of plaintiffs have asked the U.S. Court of Appeals for the Third Circuit to review and reverse orders entered by the Federal Court overseeing the settlement which had denied the plaintiffs’ motions to remand their cases to State Court. As of March 31, 2005, approximately 2,875 Intermediate or Back-End opt out plaintiffs have had their lawsuits dismissed for procedural or medical deficiencies or for various other reasons.

The claims of 13 class members who had taken advantage of the Intermediate and Back-End opt out rights created in the nationwide settlement went to verdict from January 1 through April 29, 2005. Three of those verdicts were returned in favor of plaintiffs, in the aggregate amount of less than $50,000, at the close of the initial stage of a trial bifurcated to consider medical causation and damages in the first phase and liability in the second phase. A verdict in the amount of $50,000 was returned in favor of another plaintiff in a similarly bifurcated trial. Those cases have since been settled. Seven of the verdicts were defense verdicts in favor of the Company at the close of the initial phase in similarly bifurcated trials. The remaining two verdicts involved cases in which the jury initially found in favor of the plaintiffs for $5 million and $500,000 respectively, but subsequently found for the Company during the liability phase, thereby negating the earlier damage finding. A number of additional cases were settled, dismissed or adjourned during the first quarter of 2005. Additional Intermediate and Back-End opt out trials are scheduled throughout 2005 and 2006.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

On January 18, 2005, the Company and counsel representing certain downstream opt out plaintiffs filed a motion with the District Court advising the Court that those parties had developed a proposed process by which large numbers of the downstream opt out cases might be negotiated and settled. The proposed process provides a methodology for valuing different categories of claims and also provides a structure for individualized negotiations between Wyeth and lawyers representing diet drug claimants. Counsel for more than half of the plaintiffs with pending Intermediate and Back-End Opt Out lawsuits have agreed to participate in the process and the Company is moving forward with settlement discussions with those attorneys. However, the Company cannot predict the number of cases that might be settled as a result of such a process.

PPH Cases
On April 27, 2004, a jury in Beaumont, Texas hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson Cty., TX, returned a verdict in favor of the plaintiffs for $113.4 million in compensatory damages and $900.0 million in punitive damages for the wrongful death of the plaintiffs’ decedent, allegedly as a result of PPH caused by her use of PONDIMIN. On May 17, 2004, the Trial Court entered judgment on behalf of the plaintiffs for the full amount of the jury’s verdict, as well as $4.2 million in pre-judgment interest and $188,737 in guardian ad litem fees. On July 26, 2004, the Trial Court denied in their entirety the Company’s motions for a new trial or for judgment notwithstanding the verdict, including the Company’s request for application of Texas’ statutory cap on punitive damage awards. The Company has filed an appeal from the judgment entered by the Trial Court and believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. In connection with its appeal, the Company was required by Texas law to post a bond in the amount of $25.0 million. The Company filed its brief in support of the appeal on April 14, 2005. Oral argument is not expected until later in 2005.

As of April 15, 2005, the Company was a defendant in approximately 375 pending lawsuits in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the Company and not by the Trust). Approximately 75 of these cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 10 of the 375 cases, the Company expects the PPH claims to be voluntarily dismissed by the plaintiffs (although they may continue to pursue other claims). In approximately 125 of these cases, the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the plaintiffs meet the definition of PPH under the national settlement. The Company is aware of approximately 10 additional PPH claims which are not currently the subject of a lawsuit but which appear to meet the settlement’s PPH

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

definition. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends to vigorously defend those PPH cases that cannot be resolved prior to trial.

(1)	Pursuant to its Claims Integrity Program, the Settlement Trust has required additional information concerning matrix claims purportedly substantiated by 18 identified physicians or filed by two law firms in order to determine whether to permit those claims to proceed to the 100% audit process established by the District Court. Based upon data obtained from the Trust, the Company believes that approximately 24,035 matrix claims were purportedly substantiated by the 18 physicians and/or filed by the two law firms covered by the Claims Integrity Program as of March 30, 2005. It is the Company’s understanding that additional claims substantiated by additional physicians or filed by additional law firms might be subjected to the same requirements of the Claims Integrity Program in the future. The ultimate disposition of any or all claims that are subject to the Claims Integrity Program is at this time uncertain. Counsel for certain claimants affected by the program have challenged the Trust’s authority to implement the Claims Integrity Program and to require completion of the questionnaire before determining whether to permit those claims to proceed to audit. While that motion was denied by the Court, additional challenges to the Claims Integrity Program and to the Trust’s matrix claim processing have been filed. The Trust has also instituted civil litigation alleging fraud on the part of two physicians who substantiated matrix claims. As indicated above, following final judicial approval of the Seventh Amendment, the Claims Integrity Program will be terminated as to all claimants who have not opted out of the Seventh Amendment.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 6.         Company Data by Segment

The Company has four reportable segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare), Fort Dodge Animal Health (Animal Health) and Corporate. The Company’s Pharmaceuticals, Consumer Healthcare and Animal Health reportable segments are strategic business units that offer different products and services. The reportable segments are managed separately because they manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. The Company’s Corporate segment is responsible for the treasury, tax and legal operations of the Company’s businesses and maintains and/or incurs certain assets, liabilities, income, expense, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments.

	Net Revenue		Income (Loss) Before Income Taxes
(In thousands)	Three Months Ended March 31,		Three Months Ended March 31,
Segment	2005	2004	2005	2004
Pharmaceuticals(1)	$3,717,469	$3,207,586	$1,238,532	$872,113
Consumer Healthcare	616,790	588,351	121,140	109,458
Animal Health	244,739	218,852	51,189	37,694
Corporate	--	--	(37,395)	(75,374)

Total(2)	$4,578,998	$4,014,789	$1,373,466	$943,891

(1)	Pharmaceuticals for the 2004 first three months included a first quarter charge of $145,500 within Research and development expenses related to the upfront payment to Solvay Pharmaceuticals in connection with the co-development and co-commercialization of four neuroscience compounds, most notably, bifeprunox, a late stage compound in Phase 3 development for schizophrenia and other possible uses.

(2)	Income before income taxes for the 2005 and 2004 first three months included approximately $138,500 and $140,700, respectively, related to gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products. The 2005 divestitures included product rights to SYNVISC and EPOCLER (in Brazil). The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company’s nutritionals products in France.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

Item 2.       Results of Operations

Overview
Wyeth is one of the world’s largest research-based pharmaceutical and health care products companies and is a leader in the discovery, development, manufacturing and marketing of pharmaceuticals, biologicals, vaccines, non-prescription medicines and animal health care. The Company has four reportable segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare), Fort Dodge Animal Health (Animal Health) and Corporate, which are managed separately because they manufacture, distribute and sell distinct products and provide services which require differing technologies and marketing strategies. These segments reflect how senior management reviews the business, makes investing and resource allocation decisions, and assesses operating performance.

Our Pharmaceuticals segment, which provided 81% of our worldwide net revenue for the first three months of 2005 and 80% for the first three months of 2004, manufactures, distributes and sells branded human ethical pharmaceuticals, biologicals and nutritionals. Principal products include neuroscience therapies, cardiovascular products, nutritionals, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments, immunology products and women’s health care products. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers and other human health care institutions.

The Consumer Healthcare segment, which provided approximately 14% of our worldwide net revenue for the first three months of 2005 and 15% for the first three months of 2004, manufactures, distributes and sells over-the-counter health care products, which include analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and personal care items. These products generally are sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising.

Our Animal Health segment, which provided 5% of our worldwide net revenue for the first three months of both 2005 and 2004, manufactures, distributes, and sells animal biological and pharmaceutical products, including vaccines, pharmaceuticals, parasite control and growth implants. These products are sold to wholesalers, retailers, veterinarians and other animal health care institutions.

The Corporate segment is responsible for the treasury, tax and legal operations of the Company’s businesses. It maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company that are not allocated to the other reportable segments.

Wyeth exhibited strong revenue growth for the 2005 first three months, achieving a 14% increase in worldwide net revenue compared with the first three months of 2004.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

Pharmaceuticals had net revenue of $3,717.5 million for the 2005 first three months, representing growth of 16% over the 2004 first three months, which was driven by the strong performance of several key products:

o o o o o	EFFEXOR (a neuroscience therapy) - up 12% to $868.5 million
PREVNAR (a vaccine) - up 126% to $391.1 million
ENBREL (a musculoskeletal therapy) - up 75% (internationally, where the Company has exclusive marketing rights) to $237.0 million
ZOSYN/TAZOCIN (an infectious disease drug) - up 26% to $229.3 million
RAPAMUNE (an immunology product) - up 24% to $72.1 million

Collectively, sales of these products increased 36% for the first three months of 2005 compared with the first three months of 2004.

In September 2004, the U.S. Centers for Disease Control and Prevention (CDC) issued an updated recommendation for the use of PREVNAR reinstating the full, four-dose vaccination schedule. In August 2004, the European Medicines Agency (EMEA) and Committee for Medicinal Products for Human Use (CHMP) announced a return to the normal dosing schedule for PREVNAR in Europe. First quarter net revenue growth for PREVNAR reflected a return to the full dose vaccination schedule, the resolution of manufacturing issues that limited production and a catch-up of deferred doses from the 2004 first half that resulted from supply constraints.

Other areas of revenue growth for the Pharmaceuticals segment for the 2005 first three months included nutritionals, ZOTON, BENEFIX and rhBMP-2 and alliance revenue predominantly from sales of ENBREL (in North America).

PROTONIX net revenue for the first three months of 2005 of $409.4 million was comparable with the first three months of 2004. PROTONIX business is shifting from the more heavily discounted Medicaid segment to the less heavily discounted third party managed care segment. This trend is expected to continue throughout 2005 and, despite an anticipated decline in the rate of overall prescription volume growth, it is expected to have a positive impact on profitability.

Growth in EFFEXOR revenue is moderating, reflecting several factors. The antidepressant category is maturing and growth overall has slowed. In addition, negative publicity regarding antidepressants and increased concern about the use of these products in children and adolescents have had an impact. In late 2004, the Food and Drug Administration (FDA) directed all manufacturers of antidepressant medications to implement labeling changes regarding the use of these agents and the risk of suicidality in children and adolescents. In March 2005, we implemented these labeling changes. EFFEXOR has never been recommended for use in children and continues to be an appropriate and important therapy in treating adult patients with major depressive disorder, generalized anxiety disorder and social anxiety disorder. An indication for

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

panic disorder, filed in the U.S., Canada and Europe in the second half of last year, is currently pending.

In July 2002, the National Institutes of Health (NIH) announced that it was discontinuing a portion of its Women’s Health Initiative (WHI) study assessing the value of combination estrogen plus progestin therapy, and, in early March 2004, the portion of the study addressing estrogen-only therapy also was discontinued. In March 2005, an independent panel, meeting in conjunction with the NIH-sponsored conference on the Management of Menopause-Related Symptoms, issued a statement supporting the use of postmenopausal hormone therapy (HT) for the management of moderate to severe menopausal symptoms and agreed that HT remains the most consistently effective therapy for treating menopausal symptoms. We remain committed to women’s health care and stand behind the PREMARIN family of products as the standard of therapy to help women address serious menopausal symptoms. We introduced low-dose versions of PREMARIN and PREMPRO in 2003, launched a direct-to-consumer (DTC) advertising campaign featuring PREMPRO 0.3 mg/1.5 mg in 2004, and launched a DTC advertising campaign for PREMARIN in March 2005. Despite these efforts, sales of the PREMARIN family of products declined from $265.9 million for the 2004 first quarter to $210.9 million for the 2005 first quarter; however, the launch of low-dose PREMARIN and PREMPRO has helped to moderate the decrease in sales. The decline also reflects a reduction of inventory levels in the wholesale channel in the 2005 first quarter.

Both Consumer Healthcare and Animal Health posted increases in net revenue for the 2005 first quarter over the 2004 first quarter. Consumer Healthcare net revenue increased 5% for the 2005 first quarter primarily from increased sales of ROBITUSSIN, ADVIL and CALTRATE brands. Animal Health net revenue increased 12% for the 2005 first quarter, reflecting higher sales of companion animal and livestock products despite the impact of the voluntary recall of PROHEART 6 in the U.S. market in September 2004.

In order for us to sustain the growth of our core group of products, we must continue to meet the global demand of our customers. Two of our important core products, PREVNAR and ENBREL, are biological products that are extremely complicated and difficult to manufacture. We continue to seek to improve manufacturing processes and overcome production issues. With respect to PREVNAR, during 2004, upgrades and improvements were made to the Wyeth manufacturing facilities and additional vial filling capacity became available through a third-party filler. Regulatory approval of pre-filled syringes from another third-party filler for Europe has been received and launch of pre-filled syringes in Europe is anticipated for mid-year 2005. Pre-filled syringes from Wyeth and the third-party filler are expected, pending regulatory approval, to be launched in the U.S. in early 2006. Overall, we expect to meet our 2005 PREVNAR production goal of 25 – 28 million doses.

We anticipate regulatory approval in 2005 for the production of ENBREL at our Grange Castle, Ireland site as well as at Amgen Inc.‘s (Amgen) BioNext facility in Rhode Island.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

This expected additional manufacturing capacity should help ENBREL reach its full commercial potential, although, as is typical for new biological manufacturing facilities, margins are expected to be affected during at least the initial year of production. In late March 2005, ENBREL was launched for the treatment of rheumatoid arthritis in Japan, where it is co-promoted by Wyeth and Takeda Pharmaceutical Company, Limited (Takeda). Early in April 2005, we increased our ownership from 60% to 70% in our joint venture with Takeda.

We have entered into inventory management agreements with the majority of our full-line pharmaceutical wholesalers in the U.S., whereby the wholesalers have agreed to maintain inventory at certain targeted levels in return for the opportunity to buy specific amounts of product at pre-price increase prices whenever Wyeth implements a price increase. As a result, we, along with our wholesaler partners, are able to manage product flow and inventory levels in a way that more closely follows trends in prescriptions. Subsequent to the execution of these inventory management agreements, our largest wholesale customers have requested that we enter into revised agreements based on services performed. The wholesalers have indicated they may discontinue purchasing Wyeth’s pharmaceutical products upon expiration of the current inventory management agreements, which occurs in 2005, unless we enter into the new compensation arrangements. We are currently in discussions with these wholesalers but cannot predict whether changes in the contractual arrangements will occur.

Our principal strategy for future success is based on research and development (R&D) innovations, hence the significant increase in our R&D spending planned for 2005, which we expect to reach about $2,700.0 million. We intend to leverage our breadth of knowledge and resources across three scientific development platforms (traditional pharmaceuticals, biologicals and vaccines) to produce first-in-class and best-in-class therapies for significant unmet medical needs around the world. Late in 2004, we submitted a global registration filing for TYGACIL, an innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections. In January 2005, this application was given priority review status by the FDA in the United States, which could lead to its approval and market introduction later in 2005. We also plan to file New Drug Applications (NDA) for six additional products in the next 18 months.

We continue to address the challenges of the Company’s diet drug litigation. As discussed in more detail in Note 5 to our consolidated condensed financial statements, on March 15, 2005, the proposed Seventh Amendment to the National Diet Drug Settlement was approved as “fair, adequate and reasonable.” This is an important milestone not only for the Seventh Amendment itself but also for the National Diet Drug Settlement in general. The Seventh Amendment would create a new claims processing structure, funding arrangement and payment schedule for matrix Level I or II claims, the least serious but most numerous matrix claims in the Settlement. The amendment would ensure that these claims are processed on a streamlined basis, while preserving funds in the existing Trust for more serious claims. Several appeals have been filed challenging

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

the approval of the Seventh Amendment; however, briefing and argument on these appeals has not yet been scheduled.

In January 2005, we announced that the Company was in discussions with plaintiffs’ attorneys representing a number of individuals who have opted out of the National Diet Drug Settlement on a proposed process for settling downstream opt out cases. The proposed process provides a methodology for valuing different categories of claims and also provides a structure for individualized negotiations between the Company and lawyers representing diet drug claimants. To date, attorneys representing more than half of the downstream opt out cases have agreed to participate in this process and we are proceeding with the individual negotiations. Negotiations will take place with over one hundred individual attorneys representing thousands of downstream opt out plaintiffs. Documentation supporting the claims must be produced and reviewed and settlements of some categories of claims will require individualized negotiations between that attorney and the Company. As we move forward, additional attorneys may agree to participate in the process and some who have previously agreed may decide to withdraw their participation. We will continue to try those cases where attorneys are not willing to participate in this settlement process.

Generally, we face the same difficult challenges that all research-based pharmaceutical companies are confronting. Pressure from government agencies and consumers to lower prices either through leveraged purchasing plans, importation or reduced reimbursement for prescription drugs poses significant challenges for our Company. Health care providers and the general public want more information about our products, and they want it delivered efficiently and effectively. Regulatory burdens are increasing the demands on our Company, and they increase both the cost and time it takes to bring new drugs to market. We also are faced with the moderating rate of growth of some of our major products. We intend to embark on a series of long-term initiatives throughout 2005 to address these changing conditions with the objective of making Wyeth more efficient, more effective and more profitable so that we may continue to thrive in this increasingly challenging pharmaceutical environment.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

Net Revenue

Worldwide net revenue increased 14% for the 2005 first quarter compared with prior year levels and was due to increases in the Pharmaceuticals, Consumer Healthcare and Animal Health segments. Excluding the favorable impact of foreign exchange, worldwide net revenue increased 12% for the 2005 first quarter.

The following table sets forth worldwide net revenue results by reportable segment together with the percentage changes from the comparable period in the prior year:

	Net Revenue
	Three Months Ended March 31,
(Dollars in millions) Segment	2005	2004	% Increase
Pharmaceuticals	$3,717.5	$3,207.6	16%
Consumer Healthcare	616.8	588.3	5%
Animal Health	244.7	218.9	12%

Total	$4,579.0	$4,014.8	14%

Pharmaceuticals

Worldwide Pharmaceuticals net revenue increased 16% for the 2005 first quarter. The increases in net revenue were due primarily to higher sales of EFFEXOR XR, PREVNAR, ENBREL (internationally), ZOSYN/TAZOCIN, RAPAMUNE, nutritionals, ZOTON, BENEFIX and rhBMP-2. Higher sales of PREVNAR reflected a return to the full dose vaccination schedule, the resolution of manufacturing issues that limited production in 2004 and a catch-up of deferred doses from the 2004 first half that resulted from supply constraints. Increases in net revenue were also attributable to higher alliance revenue for the 2005 first quarter primarily as a result of higher sales of ENBREL in North America. The increases in net revenue were offset, in part, by lower sales of the PREMARIN family of products as a result of lower prescription volume and a continued reduction of inventory levels in the wholesale channel. Excluding the favorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 14% for the 2005 first quarter.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

The following table sets forth the significant worldwide Pharmaceuticals net revenue by product for the three months ended March 31, 2005 compared with the same period in the prior year:

	Three Months Ended March 31,
(In millions)	2005	2004
EFFEXOR	$868.5	$775.7
PROTONIX	409.4	410.5
PREVNAR	391.1	173.4
Nutritionals	254.5	215.8
ENBREL	237.0	135.0
ZOSYN / TAZOCIN	229.3	181.4
PREMARIN family	210.9	265.9
Oral Contraceptives	140.0	142.8
ZOTON	124.1	112.0
BENEFIX	88.9	74.5
RAPAMUNE	72.1	58.3
REFACTO	63.5	60.3
rhBMP-2	51.6	23.1
Alliance revenue	196.0	149.4
Other	380.6	429.5

Total Pharmaceuticals	$3,717.5	$3,207.6

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

Consumer Healthcare

Worldwide Consumer Healthcare net revenue increased 5% for the 2005 first quarter reflecting continued solid performance. The increases were attributable to a number of factors, including growth in ROBITUSSIN, ADVIL and CALTRATE brands. Excluding the favorable impact of foreign exchange, worldwide Consumer Healthcare net revenue increased 3% for the 2005 first quarter.

The following table sets forth significant worldwide Consumer Healthcare net revenue by product for the three months ended March 31, 2005 compared with the same period in the prior year:

	Three Months Ended March 31,
(In millions)	2005	2004
CENTRUM	$140.8	$139.1
ADVIL	119.3	114.4
ROBITUSSIN	60.5	48.4
CALTRATE	45.0	40.0
ADVIL COLD & SINUS	36.3	30.2
SOLGAR	27.3	29.7
CHAPSTICK	26.6	26.3
DIMETAPP	20.2	20.1
ALAVERT	17.1	17.6
Other	123.7	122.5

Total Consumer Healthcare	$616.8	$588.3

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

Animal Health

Worldwide Animal Health net revenue increased 12% for the 2005 first quarter due primarily to increases in sales of companion animal and livestock products despite the impact of the voluntary recall of PROHEART 6 in the U.S. market in September 2004. Excluding the favorable impact of foreign exchange, worldwide Animal Health net revenue increased 10% for the 2005 first quarter.

The following table sets forth worldwide Animal Health net revenue by product category for the three months ended March 31, 2005 compared with the same period in the prior year:

	Three Months Ended March 31,
(In millions)	2005	2004
Livestock products	$100.8	$83.7
Companion animal products	71.3	63.4
Equine products	45.7	47.9
Poultry products	26.9	23.9

Total Animal Health	$244.7	$218.9

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

The following table sets forth the percentage changes in worldwide net revenue by reportable segment and geographic area compared with the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

	% Increase (Decrease) Three Months Ended March 31, 2005
	Volume	Price	Foreign Exchange	Total Net Revenue
Pharmaceuticals
United States	8%	2%	--	10%
International	19%	1%	4%	24%

Total	12%	2%	2%	16%

Consumer Healthcare
United States	(1%)	1%	--	--
International	3%	4%	6%	13%

Total	--	3%	2%	5%

Animal Health
United States	4%	5%	--	9%
International	9%	2%	4%	15%

Total	6%	4%	2%	12%

Total
United States	6%	2%	--	8%
International	16%	2%	4%	22%

Total	10%	2%	2%	14%

The Company deducts certain items from gross revenue, which primarily consist of provisions for product returns, cash discounts, chargebacks/rebates, customer allowances and consumer sales incentives. The provision for chargebacks/rebates relates primarily to U.S. sales of pharmaceutical products provided to wholesalers and managed care organizations under contractual agreements or to certain governmental agencies that administer benefit programs, such as Medicaid. While different programs and methods are utilized to determine the chargeback or rebate provided to the customer, the Company considers both to be a form of price reduction. Chargebacks/rebates are the only deductions from gross revenue that are considered significant by the Company and approximated $612.7 million for the 2005 first quarter compared with $532.9 million for the 2004 first quarter. The increase in chargebacks/rebates for the 2005 first quarter was due primarily to higher rebate rates and increased volumes of PROTONIX in the managed care segment.

Except for chargebacks/rebates, provisions for each of the other components of sales deductions, including product returns, are individually less than 2% of gross sales. The provisions charged against gross sales for product returns for 2005 and 2004 were $56.9 million and $75.7 million, respectively.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

Operating Expenses

Cost of goods sold, as a percentage of Net revenue, increased to 29.5% for the 2005 first quarter compared with 28.9% for the 2004 first quarter due primarily to higher inventory and manufacturing losses in the Pharmaceuticals segment. The decrease in gross margin was also due to higher royalty costs as a result of higher sales of ENBREL, ZOTON and PREVNAR offset, in part, by an increase in alliance revenue.

Selling, general and administrative expenses increased 7% while Net revenue increased at a rate of 14% for 2005 as compared with 2004. This difference is primarily attributable to the significant increase in net revenue of PREVNAR and ENBREL, which generally require lower promotional spending than mass-marketed Pharmaceuticals products. In addition, net revenue of EFFEXOR also increased significantly as compared with 2004 while promotional spending decreased. The 2005 first quarter was also impacted by higher selling expenses related to an increase in sales force in Japan to support the launch of ENBREL as well as pre-launch spending for TYGACIL in the Pharmaceuticals segment.

Research and development expenses decreased 14% for the 2005 first quarter as compared with 2004 primarily due to the non-recurrence of the upfront payment and charge in the 2004 first quarter of $145.5 million made in connection with the agreement entered into between the Company and Solvay to co-develop and co-commercialize four neuroscience compounds, most notably, bifeprunox. The 2005 first three months also reflects the impact of lower clinical grant spending in the Pharmaceuticals segment and higher other research operating expenses (including higher chemicals and materials expenses).

Interest Expense and Other Income

Interest expense, net for the three months ended March 31, 2005 and 2004 consisted of the following:

	Three Months Ended March 31,
(In millions)	2005	2004
Interest expense	$90.1	$70.8
Interest income	(52.3)	(23.4)
Less: amount capitalized for
capital projects	(7.8)	(20.5)

Total interest expense, net	$30.0	$26.9

Interest expense, net increased 12% for the 2005 first quarter due primarily to lower capitalized interest and higher interest expense offset, in part, by higher interest income. Weighted average debt outstanding during the 2005 first quarter was $7,912.8 million

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

compared with the prior year level of $8,695.0 million. The impact of lower weighted average debt outstanding on interest expense was offset by an increase in interest rates, partially offset by an increase in interest income earned on higher cash balances in 2005 versus 2004. The lower capitalized interest resulted from reduced spending for long-term capital projects in process. These projects include the expansion of existing manufacturing facilities in Ireland and Puerto Rico.

Other income, net increased $57.7 million for the 2005 first quarter primarily as a result of the sale of a nutritionals manufacturing facility and income received in connection with a settlement regarding certain environmental issues. Other income, net was also impacted by pre-tax gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products of approximately $138.5 million and $140.7 million in the 2005 and 2004 first quarter, respectively. The 2005 divestitures included product rights to SYNVISC and EPOCLER (in Brazil). The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company’s nutritionals products in France. The sales, profits and net assets of these divested products, individually or in the aggregate, were not material to either business segment or the Company’s consolidated financial position or results of operations.

Income Before Income Taxes

The following table sets forth worldwide income before income taxes by reportable segment together with the percentage changes from the comparable period in the prior year:

	Income Before Income Taxes Three Months Ended March 31,
(Dollars in millions) Segment	2005	2004	% Increase
Pharmaceuticals(1)	$1,238.5	$872.1	42%
Consumer Healthcare	121.2	109.5	11%
Animal Health	51.2	37.7	36%
Corporate	(37.4)	(75.4)	50%

Total(2)	$1,373.5	$943.9	46%

(1)	Pharmaceuticals for the 2004 first three months included a first quarter charge of $145.5 within Research and development expenses related to the upfront payment to Solvay in connection with the co-development and co-commercialization of four neuroscience compounds. Excluding the upfront payment from the 2004 first three months results, but including Pharmaceuticals product divestiture gains discussed in footnote 2 below, Pharmaceuticals income before income taxes increased 22%.

(2)	Income before income taxes for the 2005 and 2004 first three months included approximately $138.5 and $140.7, respectively, related to gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products. The 2005 divestitures included product rights to SYNVISC and EPOCLER (in Brazil). The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company’s nutritionals products in France.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

Worldwide Pharmaceuticals income before income taxes for the 2005 first quarter increased 42%. The increase for the 2005 first quarter was due primarily to higher net revenue and lower selling and general expenses, as a percentage of net revenue, offset in part, by decreased gross profit margins earned on worldwide sales of Pharmaceuticals products. The increase in income before income taxes is also attributable to lower research and development expenses primarily due to the non-recurrence of the upfront payment to Solvay.

Worldwide Consumer Healthcare income before income taxes for the 2005 first quarter increased 11%. The increase for the 2005 first quarter was due primarily to higher net revenue, increased gross profit margins earned on worldwide sales of Consumer Healthcare products and higher other income, net related to product divestiture gains.

Worldwide Animal Health income before income taxes increased 36% for the 2005 first quarter due primarily to higher net revenue and lower selling and general expenses offset in part, by decreased gross profit margins earned on worldwide sales of Animal Health products.

Corporate expenses, net for the 2005 first quarter were $37.4 million compared with $75.4 million for the 2004 first quarter. The decrease for the 2005 first quarter was due primarily to higher other income, net related to the sale of a manufacturing facility and income received in connection with a settlement regarding certain environmental issues.

Income Taxes

The effective tax rates were 21.5% and 20.6% for the 2005 and 2004 first quarter, respectively. Excluding certain items affecting comparability (as discussed below under “Consolidated Net Income and Diluted Earnings Per Share Results”), the 2004 first quarter effective tax rate was 22.5%.

Consolidated Net Income and Diluted Earnings Per Share Results

Net income and diluted earnings per share for the 2005 first quarter were $1,078.2 million and $0.80, respectively, compared with net income and diluted earnings per share of $749.7 million and $0.55 in the prior year, increases of 44% and 45%, respectively.

The Company’s management uses various measures to manage and evaluate the Company’s performance and believes it is appropriate to specifically identify certain significant items included in net income and diluted earnings per share to assist investors with analyzing ongoing business performance and trends. In particular, the Company’s management believes that comparisons between the 2005 and 2004 first three months results of operations are influenced by the impact of the 2004 first quarter upfront payment of $145.5 million ($94.6 million after-tax or $0.07 per share-diluted) to Solvay that is

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

included in net income and diluted earnings per share. The significant upfront payment related to the co-development and co-commercialization of the four neuroscience compounds being developed with Solvay, which was immediately expensed and included in Research and development expenses, has been identified by the Company’s management when evaluating the Company’s performance. Isolating this item when reviewing the Company’s results provides a more appropriate view of operations for these accounting periods.

Excluding the Solvay payment, the increases in net income and diluted earnings per share for the 2005 first quarter were due primarily to higher net revenue, lower selling, general and administrative expenses, as a percentage of net revenue, and higher other income, net, offset, in part, by higher cost of goods sold and higher research and development spending.

Gains from product divestitures constitute an integral part of the Company’s analysis of divisional performance and are important to understanding changes in our reported net income. Gains from product divestitures for the 2005 first three months were $138.5 million ($90.1 million after-tax or $0.07 per share-diluted) compared with $140.7 million ($92.5 million after-tax or $0.07 per share-diluted) for the 2004 first three months.

Liquidity, Financial Condition and Capital Resources

Cash flows used for operating activities totaling $569.5 million during the 2005 first three months were generated primarily by net earnings of $1,078.2 million, offset by the establishment of the Seventh Amendment security fund of $1,250.0 million, payments of $303.8 million for working capital requirements and payments of $289.6 million related to the diet drug litigation (see Note 5 to the consolidated condensed financial statements). The change in working capital, which used $303.8 million of cash as of March 31, 2005, excluding the effects of foreign exchange, primarily consisted of a decrease in accounts payable and accrued expenses of $263.7 million relating to timing of payments and an increase in accounts receivable of $70.8 million relating to increased sales. The change in working capital, which used $230.6 million of cash as of March 31, 2004, excluding the effects of foreign exchange, primarily consisted of a decrease of accounts payable and accrued expenses of $310.3 million relating to timing of payments, a decrease in accrued taxes of $75.8 million due to timing of payments offset, in part, by a decrease in other current assets of $101.4 million due to receipt of payments and a decrease in accounts receivable of $79.8 million due to increased collections.

During the 2005 first three months, the Company received investment proceeds through the sales and maturities of marketable securities of $1,067.2 million and the sales of assets totaling $171.0 million. The proceeds from the sales and maturities of marketable securities were primarily used to fund the Seventh Amendment security fund. In addition, the Company used $213.0 million of cash for investments in property, plant and equipment and $21.0 million of cash for purchases of marketable securities. The capital expenditures made during the 2005 first three months were consistent with the

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

Company’s commitment to expand existing manufacturing and research and development facilities worldwide, and to build new biotechnology facilities.

The Company’s financing activities in the 2005 first three months included repayments of debt totaling $328.2 million and dividend payments of $307.3 million.

At March 31, 2005, the Company had outstanding $7,664.9 million in total debt, which consisted of notes payable and other debt. Maturities of the Company’s obligations as of March 31, 2005 are set forth below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Total debt	$7,664.9	$1.5	$315.6	$1,597.1	$5,750.7
The following represents the Company’s credit ratings as of March 31, 2005 and as of May 5, 2005:

	Moody's	S&P	Fitch
Short-term debt Long-term debt Outlook Last rating update	P-2 Baa1 Developing February 8, 2005	A-1 A Negative December 8, 2003	F-2 A- Negative January 31, 2005

In light of the circumstances discussed in Note 5 to the consolidated condensed financial statements, including the unknown number of valid matrix claims and the unknown number and merits of valid downstream opt outs, it is not possible to predict the ultimate liability of the Company in connection with its diet drug legal proceedings. It is therefore not possible to predict whether, and if so when, such proceedings will have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows and whether cash flows from operating activities and existing and prospective financing resources will be adequate to fund the Company’s operations, pay all liabilities related to the diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations without the disposition of significant strategic core assets and/or reductions in certain cash outflows.

Certain Factors that May Affect Future Results

Prempro / Premarin – HT Studies

In July 2002, the hormone therapy (HT) subset of the WHI study, involving women who received a combination of conjugated estrogens and medroxyprogesterone acetate (PREMPRO), was stopped early (after the patients were followed in the study for an

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

average of 5.2 years) because, according to the predefined stopping rule, certain increased risks exceeded the specified long-term benefits. Additional analyses of data from the HT subset of the WHI study were released during 2003, and further analyses of WHI data may be released in the future.

In March 2004, the NIH announced preliminary findings from the estrogen-only arm of the WHI study and stated that it had decided to stop the study because it believed that the results would not likely change during the period until completion of the study in 2005 and that the increased risk of stroke seen in the treatment arm could not be justified by what could be learned in an additional year of treatment. NIH concluded that estrogen alone does not appear to affect (either increase or decrease) coronary heart disease and did not increase the risk of breast cancer. In addition, NIH found an association with a decrease in the risk of hip fracture. This increased risk of stroke was similar to the increase seen in the HT subset of the WHI study. NIH also stated that analysis of preliminary data from the separate Women’s Health Initiative Memory Study (WHIMS) showed an increased risk of probable dementia and/or mild cognitive impairment in women age 65 and older when data from both the PREMARIN and PREMPRO arms were pooled. The study also reported a trend toward increased risk of possible dementia in women treated with PREMARIN alone. WHIMS data published in The Journal of the American Medical Association (JAMA) in June 2004 and in a separate report published in JAMA at the same time indicated that HT did not improve cognitive impairment and may adversely affect it in some women. The Company is working with the FDA to update the labeling for its HT products to include the latest data.

Competition

The Company operates in the highly competitive pharmaceutical and consumer health care industries. PREMARIN, the Company’s principal conjugated estrogens product manufactured from pregnant mare’s urine, and related products PREMPRO and PREMPHASE (which are single tablet combinations of the conjugated estrogens in PREMARIN and the progestin medroxyprogesterone acetate) are the leaders in their categories and contribute significantly to net revenue and results of operations. PREMARIN’s natural composition is not subject to patent protection (although PREMPRO has patent protection). PREMARIN, PREMPRO and PREMPHASE are indicated for the treatment of certain menopausal symptoms. They also are approved for the prevention of osteoporosis, a condition involving a loss of bone mass in postmenopausal women. Their use for that purpose in women without symptoms should be limited to cases where non-hormonal treatments have been seriously considered and rejected. Estrogen-containing products manufactured by other companies have been marketed for many years for the treatment of menopausal symptoms. During the past several years, other manufacturers have introduced products for the treatment and/or prevention of osteoporosis. New products containing different estrogens and/or different progestins from those found in PREMPRO and PREMPHASE, utilizing various forms of delivery and having many forms of the same indications, have been introduced. Some companies also have attempted to obtain approval for generic versions of PREMARIN.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

These products, if approved, would be routinely substitutable for PREMARIN and related products under many state laws and third-party insurance payer plans. In May 1997, the FDA announced that it would not approve certain synthetic estrogen products as generic equivalents of PREMARIN given known compositional differences between the active ingredient of these products and PREMARIN. Although the FDA has not approved any generic equivalent to PREMARIN to date, PREMARIN will continue to be subject to competition from existing and new competing estrogen and other products for its approved indications and may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. One other company had announced that it had applied for FDA approval of a generic version of PREMARIN derived from the same natural source, but that company has since announced the withdrawal of its application. The Company cannot predict the timing or outcome of any efforts to seek FDA approval for generic versions of PREMARIN.

Two of the Company’s largest products, EFFEXOR XR and PROTONIX, are the subject of pending patent litigation involving potential generic competition. In the case of EFFEXOR XR, the Company has patent protection in the United States until at least June 2008, when the patent covering the active ingredient in EFFEXOR, venlafaxine, will expire. The pending litigation involves the infringement by a potential generic competitor of the Company’s patents relating to extended-release venlafaxine that expire in 2017. In the event that the Company is not successful in this action, EFFEXOR XR may face generic competition as early as June 2008. In the case of PROTONIX, the Company and its partner, Altana, have patent protection until at least July 2010, when the patent covering the active ingredient in PROTONIX, pantoprazole, will expire. That patent is being asserted against a potential generic competitor. In the event the Company is not successful in this action, PROTONIX may face generic competition prior to July 2010. Although the Company believes that its patents are valid and have been infringed, there can be no assurance as to the outcome of these matters, which could materially affect future results of operations.

Growth in overall usage of antidepressants globally appears to be slowing for a variety of reasons. In addition, the FDA has recommended new class labeling for antidepressants that will, among other things, more prominently highlight the already labeled risk of suicide in children and adolescents in a “black box” warning. The Company already has implemented the labeling change for EFFEXOR. The FDA also has requested that data regarding suicidality from clinical trials in adults be re-examined using the same approach developed for evaluating the pediatric data. The Company will respond to the FDA’s request.

In addition, the regulatory authority in the United Kingdom recently has completed a review of the safety and efficacy of the selective serotonin reuptake inhibitor class of antidepressants as well as EFFEXOR. New class labeling for antidepressants as well as restrictions on the use of EFFEXOR in the United Kingdom have been implemented. The Company has appealed this decision to the United Kingdom Committee on the

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

Safety of Medicines and the Committee’s decision is pending. The Company expects further regulatory scrutiny of the drugs in this therapeutic area, including EFFEXOR.

The Company cannot predict the level of impact these issues may have on future global usage of EFFEXOR.

The proton pump inhibitor category is highly competitive. PROTONIX is subject to discounting demands by managed care and state organizations and price competition from generic omeprazole and other branded proton pump inhibitor products. This pricing pressure may have an effect on future net sales. PROTONIX business is shifting from the more heavily discounted Medicaid segment to the less heavily discounted third party managed care segment. This trend is expected to continue throughout 2005 and, despite an anticipated decline in the rate of overall prescription volume growth, it is expected to have a positive impact on profitability.

Product Supply

Market demand for ENBREL continued to grow in the first quarter 2005 as net sales increased 49% within North America and 76% outside North America when compared to first quarter 2004 results. As this strong growth in demand continues, worldwide manufacturing for ENBREL also continues to improve, and supply has remained unconstrained since early 2004. Improvements in the existing Rhode Island and Boehringer Ingelheim facilities’ performance, combined with the FDA approval of a second Boehringer Ingelheim facility in June 2004 and the October 2004 FDA approval of a Genentech, Inc. facility, were key contributors to the manufacturing capacity increases in 2004 and early 2005. While continued process improvements and the inclusion of Genentech material will once again contribute to the supply of ENBREL in 2005, market demand has continued to grow, and additional manufacturing supply will be required.

The anticipated approval of two new manufacturing facilities in 2005 will help to ensure uninterrupted supply and support the continued growth of ENBREL. Wyeth’s application for approval of its Grange Castle, Ireland, facility was filed with the European Medicines Agency in January 2005 and approval is anticipated in mid 2005. Additionally, Amgen expects the approval of a second facility in Rhode Island in 2005.

As a result of delays in product availability of PREVNAR due to a late 2003 shutdown of the filling lines at the Company’s Pearl River, New York, facility as well as other manufacturing and testing issues, product availability was constrained in all markets through the first half of 2004. During the first quarter of 2004, the Centers for Disease Control and Prevention (CDC) issued interim recommendations to defer administration of the third and fourth doses for healthy children. Due to increased product availability, the CDC revised these recommendations in early July 2004 and again in September 2004 to recommend that health care providers return to the four-dose schedule for healthy children and initiate efforts to vaccinate those children who had the doses deferred.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

In March of 2004, the European Agency for the Evaluation of Medicinal Products issued interim dosing recommendations to reduce usage. In September 2004, these recommendations were revised to reinstate pre-shortage recommendations. Capacity was enhanced overall in 2004 due to internal improvements and the FDA approval of a third-party filling facility in the second quarter of 2004. The Company exceeded its 2004 production goal of 20 — 23 million doses. Regulatory approval of pre-filled syringes from another third-party filler for Europe has been received and launch of pre-filled syringes in Europe is anticipated for mid-year 2005. Pre-filled syringes from Wyeth and the third-party filler are expected, pending regulatory approval, to be launched in the U.S. in early 2006. The Company expects to meet the 2005 PREVNAR production goal of 25 – 28 million doses.

Supply Chain

Management continually reviews the Company’s supply chain structure with respect to utilization of production capacities as well as manufacturing efficiencies. Changes in product demand periodically create capacity imbalances within the manufacturing network. When such imbalances result in overcapacity, which management considers to be other than temporary, the network is restructured to gain optimal efficiency and to reduce production costs. As a result, additional restructuring charges may occur in future periods.

The Company continues to be in discussion with various regulatory authorities regarding manufacturing process issues at certain of the Company’s European manufacturing sites. The Company is working with the authorities to resolve these issues but cannot predict the outcome of those discussions and what impact these issues will have on supply of the Company’s products manufactured at these facilities. However, based on information currently available, the Company believes the impact, if any, on its consolidated statements of operations will not be material.

Litigation and Contingent Liabilities

The Company is involved in various legal proceedings, including product liability and environmental matters that arise from time to time in the ordinary course of business, the most significant of which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, interim Current Reports filed on Form 8-K, and this Quarterly Report on Form 10-Q. These include allegations of injuries caused by drugs, vaccines and over-the-counter products, including PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as “fen-phen”), REDUX, the prior formulation of DIMETAPP, the prior formulation of ROBITUSSIN, PREMPRO and PREMARIN and EFFEXOR, among others. In addition, the Company has responsibility for environmental, safety and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

The estimated costs that the Company expects to pay are accrued when the liability is considered probable and the amount can be reasonably estimated (see Note 5 to the consolidated condensed financial statements for a discussion of the costs associated with the REDUX and PONDIMIN diet drug litigation). In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. As investigations and cleanups proceed, environmental-related liabilities are reviewed and adjusted as additional information becomes available. Prior to November 2003, the Company was self-insured for product liability risks with excess coverage on a claims-made basis from various insurance carriers in excess of the self-insured amounts and subject to certain policy limits. Effective November 2003, the Company became completely self-insured for product liability risks. It is not possible to predict whether any potential liability that might exceed amounts already accrued will have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows.

Cautionary Statements Regarding Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements may appear in periodic reports filed with the Securities and Exchange Commission (including the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q), in press releases, in the Company’s Annual Report to Stockholders and other reports to stockholders, and in other communications made by the Company. These forward-looking statements can be identified by their use of words such as “anticipates,” “expects,” “is confident,” “plans,” “could,” “will,” “believes,” “estimates,” “forecasts,” “projects” and other words of similar meaning. These forward-looking statements address various matters including:

o	Our anticipated results of operations, liquidity position, financial condition and capital resources;
o	The benefits that we expect will result from our business activities and certain transactions we announced or completed, such as increased revenues, decreased expenses, and avoided expenses and expenditures;
o	Statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts;
o	The accuracy of our estimates and assumptions utilized in our critical accounting policies;
o	The timing and successfulness of research and development activities;
o	Trade buying patterns;
o	The impact of competitive or generic products;
o	Economic conditions, including interest rate and foreign currency exchange rate fluctuation;
o	Changes in generally accepted accounting principles;

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

o	Any changes in political or economic conditions due to the threat of terrorist activity worldwide and related U.S. military action internationally;
o	Costs related to product liability, patent protection, government investigations and other legal proceedings;
o	Our ability to protect our intellectual property, including patents;
o	The impact of legislation or regulation affecting pricing, reimbursement or access, both in the United States and internationally;
o	Impact of managed care or health care cost-containment;
o	Increased focus on privacy issues in countries around the world, including the United States and the European Union;
o	Governmental laws and regulations affecting our U.S. and international businesses, including tax obligations and results of tax audits;
o	Environmental liabilities;
o	The future impact of presently known trends, including those with respect to product performance and competition;
o	Change in product mix;
o	Anticipated amounts of future contractual obligations and other commitments, including future minimum rental payments under non-cancelable operating leases and estimated future pension and other postretirement benefit payments;
o	Anticipated developments relating to sales of PREMPRO/PREMARIN family of products, PROTONIX, EFFEXOR, ENBREL, and PREVNAR and ENBREL product supply; and
o	Expectations regarding the impact of potential litigation relating to PREMPRO, PREMARIN, ROBITUSSIN, DIMETAPP and EFFEXOR; the nationwide class action settlement relating to REDUX and PONDIMIN; and additional litigation charges related to REDUX and PONDIMIN.

All forward-looking statements address matters involving numerous assumptions, risks and uncertainties, which may cause actual results to differ materially from those expressed or implied by us in those statements. Accordingly, we caution you not to place undue reliance on these forward-looking statements, which speak only as of the date on which they were made. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. Additionally, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future developments or otherwise. As permitted by the Private Securities Litigation Reform Act of 1995, the Company is hereby filing the following cautionary statements identifying important factors, which among others, could cause the Company’s actual results to differ materially from expected and historical results:

Economic factors over which we have no control such as changes in business and economic conditions, including, but not limited to, inflation and fluctuations in interest rates, foreign currency exchange rates and market value of our equity investments and any impacts of war or terrorist acts;

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

Interruptions of computer and communication systems including computer viruses, that could impair the Company’s ability to conduct business and communicate internally with its customers;

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

Difficulties and delays inherent in pharmaceutical research, product development, manufacturing and commercialization, such as, (i) failure of new product candidates to reach market due to efficacy or safety concerns, inability to obtain necessary regulatory approvals and the difficulty or excessive cost to manufacture; (ii) the inability to identify viable new chemical compounds; (iii) difficulties in successfully completing clinical trials; (iv) difficulties in manufacturing complex products, particularly biological products, on a commercial scale; (v) difficulty in gaining and maintaining market acceptance of approved products; (vi) seizure or recall of products; (vii) the failure to obtain, the imposition of limitations on the use of, or loss of patent and other intellectual property rights; (viii) failure to comply with current Good Manufacturing Practices and other applicable regulations and quality assurance guidelines that could lead to temporary manufacturing shutdowns, product shortages and delays in product manufacturing; and (ix) other manufacturing or distribution problems, including unexpected adverse events or developments at any of the manufacturing facilities involved in the production of one or more of the Company’s principal products;

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months Ended March 31, 2005

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

Legal difficulties, any of which can preclude or delay commercialization of products or adversely affect profitability, such as (i) product liability litigation related to our products including, without limitation, litigation associated with DIMETAPP, ROBITUSSIN, PREMPRO, PREMARIN, EFFEXOR, and our former diet drug products, REDUX and PONDIMIN; (ii) claims asserting violations of antitrust, securities, or other laws; (iii) tax matters; (iv) intellectual property disputes or changes in intellectual property legal protections and remedies; (v) environmental matters, including obligations under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund; and (vi) complying with the consent decree with the FDA;

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

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

The market risk disclosures appearing on page 79 and 80 of the Company’s 2004 Annual Report as incorporated by reference in the Form 10-K have not materially changed from December 31, 2004. At March 31, 2005, the fair values of the Company’s financial instruments were as follows:

		Carrying Value	Fair Value
(In millions) Description	Notional/ Contract Amount	Assets (Liabilities)

Forward contracts (1)	$1,403.4	$(1.6)	$(1.6)
Option contracts(1)	1,285.8	(1.8)	(1.8)
Interest rate swaps	5,300.0	16.5	16.5
Outstanding debt (2)	7,648.4	(7,664.9)	(8,024.3)
(1)	If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net payable on the forward contracts would collectively decrease or increase by approximately $105.6.

(2)	If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $656.6.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The fair value of forward contracts, currency option contracts and interest rate swaps reflects the present value of the contracts at March 31, 2005 and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of March 31, 2005.

Item 4.       Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the 2005 first quarter, there were no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.      Legal Proceedings

The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which have been described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and items filed in Current Reports on Form 8-K in 2005.

The REDUX and PONDIMIN diet drug litigation is discussed in greater detail in Note 5 to the consolidated condensed financial statements.

Through March 31, 2005, payments into the REDUX and PONDIMIN national settlement funds, individual settlement payments, legal fees and other costs totaling $14,223.3 million were paid and applied against the litigation accrual. At March 31, 2005, $6,876.7 million of the litigation accrual remained.

On March 15, 2005, United States District Judge Harvey Bartle III, the federal judge of the United States District Court for the Eastern District of Pennsylvania overseeing the settlement, approved the proposed Seventh Amendment as “fair, adequate and reasonable.” Appeals from Judge Bartle’s decision have been filed with the United States Court of Appeals for the Third Circuit. Briefing and argument of the appeals before the Third Circuit has not yet been scheduled. If upheld on appeal, the proposed Seventh Amendment would include the following key terms:

o	The amendment would create a new Supplemental Fund, to be administered by a Fund Administrator who will be appointed by the District Court and who will process most pending Level I and Level II matrix claims;
o	After District Court approval, the Company would make initial payments of up to $50.0 million to facilitate the establishment of the Supplemental Fund and to begin reviewing claims. Following affirmance by the Third Circuit of the District Court’s approval and the exhaustion of any further appellate review, the Company would make an initial payment of $400.0 million to enable the Supplemental Fund to begin paying claims. The timing of additional payments would be dictated by the rate of review and payment of claims by the Fund Administrator. The Company would ultimately deposit a total of $1,275.0 million, net of certain credits, into the Supplemental Fund;

o	All participating matrix Level I and Level II claimants who qualify under the Seventh Amendment, who pass the Settlement Fund’s medical review and who otherwise satisfy the requirements of the settlement (Category One class members) would receive a pro rata share of the $1,275.0 million Supplemental Fund, after deduction of certain expenses and other amounts from the Supplemental Fund. The pro rata amount would vary depending upon the number of claimants who pass medical review, the nature of their claims, their age and other factors. A participating Category One class member who does not qualify for a payment after such medical review would be paid $2,000 from the Supplemental Fund;
o	Participating class members who might in the future have been eligible to file Level I and Level II matrix claims (Category Two class members) would be eligible to receive a $2,000 payment from the Trust; such payments would be funded by the Company apart from its other funding obligations under the nationwide settlement;
o	If the participants in the Seventh Amendment have heart valve surgery or other more serious medical conditions on Levels III through V of the nationwide settlement matrix by the earlier of 15 years from the date of their last diet drug ingestion or by December 31, 2011, they would remain eligible to submit claims to the existing Trust and be paid the current matrix amounts if they qualify for such payments under terms modified by the Seventh Amendment. In the event the existing Trust is unable to pay those claims, the Company would guarantee payment; and
o	All class members who participate in the Seventh Amendment would give up any further opt out rights as well as the right to challenge the terms of and the binding effect of the nationwide settlement. Final approval of the Seventh Amendment also would preclude any lawsuits by the Trust or the Company to recover any amounts previously paid to class members by the Trust, as well as terminate the Claims Integrity Program (see Note 5 to the consolidated condensed financial statements) as to all claimants who do not opt out of the Seventh Amendment.

There can be no assurance that the proposed Seventh Amendment will be upheld on appeal. If it is upheld on appeal, only the claims of those class members who opted out of the Seventh Amendment will be processed under the terms of the existing settlement agreement and under the procedures that have been adopted by the Settlement Trust and the District Court. Less than 5% of the class members who would be affected by the proposed Seventh Amendment (approximately 1,900 of the Category One class members and approximately 5,100 of the Category Two class members) elected to opt out of the Seventh Amendment and to remain bound by the current settlement terms. Should the proposed Seventh Amendment not be upheld on appeal, all of the pending and future matrix claims would be processed under the terms of the existing settlement agreement.

As of March 31, 2005, approximately 62,000 individuals who had filed Intermediate or Back-End opt out forms had pending lawsuits against the Company. The claims of approximately 48% of the plaintiffs in the Intermediate and Back-End opt out cases served on the Company are pending in Federal Court, with approximately 38% pending in State Courts. The claims of approximately 14% of the Intermediate and Back-End opt out plaintiffs have been removed from State Courts to Federal Court but are still subject to a possible remand to State Court. In addition, a large number of plaintiffs have asked the U.S. Court of Appeals for the Third Circuit to review and reverse orders entered by the Federal Court overseeing the settlement which had denied the plaintiffs’ motions to remand their cases to State Court. As of March 31, 2005, approximately 2,875 Intermediate or Back-End opt out plaintiffs have had their lawsuits dismissed for procedural or medical deficiencies or for various other reasons.

The claims of 13 class members who had taken advantage of the Intermediate and Back-End opt out rights created in the nationwide settlement went to verdict from

January 1 through April 29, 2005. Three of those verdicts were returned in favor of plaintiffs, in the aggregate amount of less than $50,000, at the close of the initial stage of a trial bifurcated to consider medical causation and damages in the first phase and liability in the second phase. A verdict in the amount of $50,000 was returned in favor of another plaintiff in a similarly bifurcated trial. Those cases have since been settled. Seven of the verdicts were defense verdicts in favor of the Company at the close of the initial phase in similarly bifurcated trials. The remaining two verdicts involved cases in which the jury initially found in favor of the plaintiffs for $5.0 million and $500,000 respectively, but subsequently found for the Company during the liability phase, thereby negating the earlier damage finding. A number of additional cases were settled, dismissed or adjourned during the first quarter of 2005. Additional Intermediate and Back-End opt out trials are scheduled throughout 2005 and 2006.

On January 18, 2005, the Company and counsel representing certain downstream opt out plaintiffs filed a motion with the District Court advising the Court that those parties had developed a proposed process by which large numbers of the downstream opt out cases might be negotiated and settled. The proposed process provides a methodology for valuing different categories of claims and also provides a structure for individualized negotiations between Wyeth and lawyers representing diet drug claimants. Counsel for more than half of the plaintiffs with pending Intermediate and Back-End Opt Out lawsuits have agreed to participate in the process and the Company is moving forward with settlement discussions with those attorneys. However, the Company cannot predict the number of cases that might be settled as a result of such a process.

On April 27, 2004, a jury in Beaumont, Texas hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson Cty., TX, returned a verdict in favor of the plaintiffs for $113.4 million in compensatory damages and $900.0 million in punitive damages for the wrongful death of the plaintiffs’ decedent, allegedly as a result of PPH caused by her use of PONDIMIN. On May 17, 2004, the Trial Court entered judgment on behalf of the plaintiffs for the full amount of the jury’s verdict, as well as $4.2 million in pre-judgment interest and $188,737 in guardian ad litem fees. On July 26, 2004, the Trial Court denied in their entirety the Company’s motions for a new trial or for judgment notwithstanding the verdict, including the Company’s request for application of Texas’ statutory cap on punitive damage awards. The Company has filed an appeal from the judgment entered by the Trial Court and believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. In connection with its appeal, the Company was required by Texas law to post a bond in the amount of $25.0 million. The Company filed its brief in support of the appeal on April 14, 2005. Oral argument is not expected until later in 2005.

As of April 15, 2005, the Company was a defendant in approximately 375 pending lawsuits in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the

Company and not by the Trust). Approximately 75 of these cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 10 of the 375 cases, the Company expects the PPH claims to be voluntarily dismissed by the plaintiffs (although they may continue to pursue other claims). In approximately 125 of these cases, the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the plaintiffs meet the definition of PPH under the national settlement. The Company is aware of approximately 10 additional PPH claims which are not currently the subject of a lawsuit but which appear to meet the settlement’s PPH definition. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends to vigorously defend those PPH cases that cannot be resolved prior to trial.

In the product liability litigation involving PREMARIN and PREMPRO, the Company’s estrogen and estrogen/progestin therapies, respectively, a Writ of Summons was recently filed in Stanway v. Wyeth Canada, Inc., et al., No. S87156, Sup. Ct., British Columbia, Canada, seeking class certification. From this abbreviated filing, it is not clear whether the plaintiff seeks damages on behalf of British Columbia PREMARIN and PREMPLUS users or all Canadian PREMARIN and PREMPLUS users. In Albertson, et al. v. Wyeth, No. 002944, Ct. Comm. Pleas, Phil. Cty., PA, a putative statewide medical monitoring class action, class certification was denied on May 2, 2005. In addition to the pending class actions, the Company is defending approximately 3,325 individual actions and 170 multi-plaintiff actions in various courts for personal injuries including claims for breast cancer, stroke, ovarian cancer and heart disease. Together, these cases assert claims on behalf of approximately 5,280 women alleged injured by PREMPRO or PREMARIN.

In the product liability litigation involving the Company’s cough/cold products that contained the ingredient phenylpropanolamine (PPA), the Company is currently a named defendant in approximately 460 lawsuits on behalf of a total of approximately 725 plaintiffs.

In the product liability litigation alleging that the administration of one or more vaccines containing thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism, the Company is currently defending approximately 380 lawsuits in various state and federal courts involving approximately 2,350 plaintiffs, approximately 950 of whom are vaccine recipients.

In the product liability litigation involving the veterinary product PROHEART 6, which the Company’s Fort Dodge Animal Health subsidiary voluntarily recalled from the market in September 2004, a third PROHEART 6 putative statewide class action has been filed. Plaintiffs in Higginbotham v. Fort Dodge Animal Health, et al., No. GIC 842886, Super. Ct., San Diego Cty., seek compensatory damages on the grounds that Fort Dodge violated California’s Consumer Legal Remedies Act in the manufacture, marketing, advertising, sale and distribution of PROHEART 6.

In the litigation in which plaintiffs allege that the defendant pharmaceutical companies artificially inflated the Average Wholesale Price (AWP) of their drugs, an additional government entity class action has been filed naming the Company as a defendant. Like the other cases brought by various New York counties, County of Erie v. Abbott Laboratories, Inc., et al., No. 2005-2439, Sup. Ct., Erie Cty., NY, includes claims based on the federal RICO Act, the Social Security Act, New York Social Services Law and New York General Business Law for damages suffered as a result of alleged overcharging for prescription medication paid for by Medicaid. All of the government entity actions have been removed to federal court and transferred to the U.S. District Court for the District of Massachusetts where they are pending under the caption: In re: Pharmaceutical Industry AWP Litigation, MDL 1456. By stipulation, no activity is occurring in these matters pending the court’s resolution of defendants’ motion to dismiss in the County of Suffolk matter. The MDL judge dismissed certain counts of the complaint and directed plaintiffs to make more definitive allegations against numerous defendants (including the Company) against whom they had previously made only conclusory allegations. Plaintiffs filed an amended complaint and the Company and numerous other defendants again moved to dismiss. Recently, the court granted the motion, dismissing the Company and eighteen other defendants. Plaintiffs have indicated that they intend to file an Amended Master Complaint on behalf of approximately 43 additional New York counties. It is not clear whether plaintiffs will again attempt to plead more specific allegations against the Company and the other dismissed plaintiffs or simply proceed against the remaining defendants.

In September 2002, Israel Bio-Engineering Project (IBEP) filed an action against Amgen, Immunex, the Company and one of the Company’s subsidiaries (Docket No. C02-6880 ER, D.Ca.) alleging infringement of U.S. Patent 5,981,701, by the manufacture, offer for sale, distribution and sale of ENBREL. IBEP is not the assignee of record of this patent, but is alleging ownership. IBEP seeks an accounting of damages and of any royalties or license fees paid to a third party and seeks to have the damages trebled on account of alleged willful infringement. IBEP also seeks to require the defendants to take a compulsory non-exclusive license. Under its agreement with Amgen for the promotion of ENBREL, the Company has an obligation to pay a portion of the patent litigation expenses related to ENBREL in the U.S. and Canada as well as a portion of any damages or other monetary relief awarded in such patent litigation. Yeda Research and Development Co., Ltd., the assignee of record of the patent, intervened in the case and filed a summary judgment motion seeking a ruling that it is the owner of the patent. On March 15, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the lower court’s summary judgment ruling in favor of the defendants that IBEP does not own the ‘701 Patent, and remanded the action to the lower court for further proceedings.

The Company has received notifications from Teva Pharmaceuticals USA (Teva), Sandoz, Inc. and Sun Pharmaceutical Advanced Research Centre Limited (Sun) that Abbreviated New Drug Applications (ANDA) had been filed with the FDA seeking approval to market generic pantoprazole sodium 20 mg and 40 mg delayed release tablets. Pantoprazole sodium is the active ingredient used in PROTONIX.

The Orange Book lists two patents in connection with PROTONIX tablets. The first of these patents covers pantoprazole and expires in July 2010. The other listed patent is a formulation patent and expires in December 2016. Wyeth’s licensing partner, Altana Pharma AG (Altana) is the owner of these patents. In May 2004, Altana and the Company filed a lawsuit against Teva and Teva Pharmaceutical Industries Ltd. in the U.S. District Court for the District of New Jersey, Docket No. 2:04-CV-02355, alleging infringement of the patent expiring in 2010. On March 4, 2005, the Company received a second notification from Sun, indicating that Sun has now certified that it believes that the patent expiring in 2010 is invalid, not infringed, or unenforceable. On April 13, 2005, Altana and the Company filed a lawsuit against Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Advanced Research Centre Ltd. in the U.S. District Court for the District of New Jersey, Docket No. 2:05-CV-05-01966-JLL-RJH, alleging infringement of the patent expiring in 2010. The Company intends, and is informed that Altana intends, to vigorously pursue the causes of action under these litigations.

On March 24, 2003, the Company filed suit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals, USA (Wyeth v. Teva Pharmaceuticals USA, Inc., Docket No. 03-CV-1293 (KSH), U.S.D.C., D. N.J.) alleging that the filing of an ANDA by Teva seeking FDA approval to market 37.5 mg, 75 mg, and 150 mg venlafaxine HC1 extended-release capsules infringes certain of the Company’s patents. Venlafaxine HCl is the active ingredient used in EFFEXOR XR. The patents involved in the litigation relate to extended-release formulations of venlafaxine and/or methods of their use. These patents expire in 2017. Teva has asserted that these patents are invalid and/or not infringed. Under the 30-month stay provision of the Hatch-Waxman Act, any FDA approval of Teva’s ANDA cannot be made effective before August 2005 unless the court earlier decides that the patents are invalid or not infringed. Teva has not, to date, made any allegations as to the Company’s patent covering the compound, venlafaxine. Accordingly, Teva’s ANDA may further not be approved until the expiration of that patent, and its associated pediatric exclusivity period, on June 13, 2008.

On March 14, 2003, Aventis Pharma Deutschland (Aventis) and King Pharmaceuticals, Inc. filed a patent infringement suit against Cobalt Pharmaceuticals (Cobalt) in the United States District Court for the District of Massachusetts (Aventis Pharma Deutschland GmbH and King Pharmaceuticals, Inc. v. Cobalt Pharmaceuticals Inc., Docket No. 03-10492JLT, U.S.D.C., D. Mass.) alleging that Cobalt infringes an Aventis patent for ramipril, which expires in October 2008, by filing an ANDA with the FDA seeking approval to market generic 1.25 mg, 2.5 mg, 5 mg, and 10 mg ramipril capsules. The Company co-promotes ALTACE (ramipril) together with King Pharmaceuticals, Inc. Cobalt has alleged that this patent is invalid. Under the 30-month stay provision of the Hatch-Waxman Act, any FDA approval of Cobalt’s ANDA cannot be made effective before August 2005, unless the court earlier finds the patent invalid or not infringed.

Medtronic Sofamor Danek (which is Wyeth’s licensee for certain products utilizing Wyeth’s recombinant BMP-2 protein, in particular the INFUSE Bone Graft/LT-CAGE Lumbar Tapered Fusing Device System) and the patent owner have agreed to settle Medtronic Sofamor Danek, Inc. vs. Gary K. Michelson, M.D. and Karlin Technology, Inc.,

Civ. Action No. 01-2373 (U.S. District Court for the Western District of Tennessee) where a jury had found Medtronic liable for $109.0 million in compensatory damages and $400.0 million in punitive damages and found that INFUSE infringed U.S. patents 6,080,155, 6,270,498 and 6,210,412 and awarded royalties at a rate of 10%. The Company was not a party to that action and is not liable for the damages awarded or for the additional royalties. The settlement, which is subject to Hart-Scott-Rodino regulatory approval, provides that Medtronic will assume ownership of the patents in suit. When the settlement has cleared Hart-Scott-Rodino review, the action will be dismissed and the potential for the patent owner to obtain an injunction as to Medtronic’s sales of INFUSE will be removed.

In the litigation alleging that the Company violated the antitrust laws through the use of exclusive contracts and “disguised exclusive contracts” with managed care organizations and pharmacy benefit managers concerning PREMARIN, the J.B.D.L. Corp. v. Wyeth-Ayerst Pharmaceuticals, Inc., Civ. A. No. C-1-01-704, U.S.D.C., S.D. Oh., and CVS Meridian, Inc. et al. v. Wyeth, Civil A. No. C-1-03-781, U.S.D.C., S.D. Oh., actions are scheduled for trial in August 2005. The Company has filed a motion for summary judgment in the J.B.D.L. and CVS Meridian actions. Moreover, two actions by indirect purchasers, one of which is a certified class action, are pending in California court (Blevins v. Wyeth-Ayerst Laboratories, Inc. et al., Case No. 324380, Cal. Sup. Ct., San Francisco Cty., Cal. and Sullivan v. Wyeth-Ayerst Laboratories, Inc., Case No. GIC796997, Cal. Sup. Ct., San Diego Cty., Cal.) and have been coordinated in San Francisco under JCCP No. 4389.

In the litigation alleging that the Company, along with other pharmaceutical manufacturers, violated federal antitrust statutes and certain state laws by unlawfully agreeing to engage in conduct to prevent U.S. consumers from purchasing defendants’ prescription drugs from Canada, a motion by the Company and its co-defendants to dismiss the complaint has been granted in part and denied in part by the Magistrate Judge hearing the matter. An appeal to the District Court from this ruling is expected. In re Canadian Import Antitrust Litigation, Civ. No. 04-2724, U.S.D.C., D. Minn.

Additionally, in the Clayworth v. Pfizer, et al., No. RG04172428, Calif. Super. Ct., Alameda Cty., action, the trial court has dismissed both plaintiffs’ original complaint and their Second Amended Complaint, with leave to amend. Plaintiffs have until May 6, 2005 to file a Third Amended Complaint.

The Company intends to continue to defend all of the foregoing litigation vigorously.

In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation (other than the litigation involving REDUX and PONDIMIN, the potential effects of which are discussed in Note 5 to the consolidated condensed financial statements) will not have a material adverse effect on the Company’s financial position but could be material to the results of operations or cash flows in any one accounting period.

Item 6.      Exhibits and Reports on Form 8-K

                   (a)           Exhibits

                                   Exhibit No.           Description

(10.1)	Form of Stock Option Agreement (transferable options).

(10.2)	Form of Performance Share Award Agreement.

(10.3)	Form of Restricted Stock Unit Award Agreement (3 year cliff vesting).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                   (b)           Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished by the Company:

o o o o o o o o	January 11, 2005 relating to the Company's diet drug litigation (Items 1.01 and 9.01 disclosure).

January 19, 2005 relating to the Company's diet drug litigation (Items 7.01 and 9.01 disclosure).

January 31, 2005 relating to furnishing the Company's earnings results for the 2004 fourth quarter and full year (Items 2.02 and 9.01 disclosure).

March 3, 2005 relating to departure of directors (Item 5.02 disclosure).

March 9, 2005 relating to 2004 cash bonuses, 2005 base salaries and restricted stock awards for certain executive officers (Item 1.01 disclosure).

March 21, 2005 relating to furnishing information on Wyeth's 2005 earnings guidance (Items 7.01 and 9.01 disclosure).

April 20, 2005 relating to furnishing Wyeth's earnings results for the 2005 first quarter (Items 2.02 and 9.01 disclosure).

April 22, 2005 relating to the adoption of the 2005 Stock Incentive Plan (Items 1.01 and 9.01 disclosure).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wyeth (Registrant)

By /s/ Paul J. Jones
Paul J. Jones
Vice President and Controller (Duly Authorized Signatory and Chief Accounting Officer)

Date: May 6, 2005

Exhibit Index

         Exhibit No.     Description

(10.1)	Form of Stock Option Agreement (transferable options).

(10.2)	Form of Performance Share Award Agreement.

(10.3)	Form of Restricted Stock Unit Award Agreement (3 year cliff vesting).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX - 1