Form 10-Q
period 2005-06-30
WYETH
filed 2005-08-05
CIK 5187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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
      Yes   X      No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
      Yes   X      No

The number of shares of Common Stock outstanding as of the close of business on July 29, 2005:

Class	Number of Shares Outstanding
Common Stock, $0.33-1/3 par value	1,341,175,630

WYETH

INDEX

	Page	No.
Part I - Part II - Signature Exhibit Index	Financial Information (Unaudited)

Item 1.   Consolidated Condensed Financial Statements:

              Consolidated Condensed Balance Sheets -
                 June 30, 2005 and December 31, 2004

              Consolidated Condensed Statements of Operations -
                 Three and Six Months Ended June 30, 2005 and 2004

              Consolidated Condensed Statements of Changes in                  Stockholders' Equity - Six Months Ended
                 June 30, 2005 and 2004

              Consolidated Condensed Statements of Cash Flows -
                 Six Months Ended June 30, 2005 and 2004

              Notes to Consolidated Condensed Financial Statements

Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.   Controls and Procedures

Other Information

Item 1.   Legal Proceedings

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6. Exhibits		2 3 4 5 6 7 - 21 22 - 44 45 45 46 46 - 54 55 - 56 56 57 58 EX - 1

Items other than those listed above have been omitted because they are not applicable.

Part I — Financial Information

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of June 30, 2005 and December 31, 2004, the results of its operations for the three and six months ended June 30, 2005 and 2004, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2005 and 2004. It is suggested that these consolidated condensed financial statements and management’s discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company’s 2004 Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and information contained in Current Reports on Form 8-K filed since the filing of the 2004 Form 10-K.

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

WYETH
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands Except Per Share Amounts)
(Unaudited)

	June 30, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$ 4,778,878	$ 4,743,570
Marketable securities	990,725	1,745,558
Accounts receivable less allowances	2,848,896	2,798,565
Inventories:
Finished goods	733,927	851,059
Work in progress	1,399,085	1,340,245
Materials and supplies	289,506	286,705

	2,422,518	2,478,009
Other current assets including deferred taxes	4,279,572	2,672,327

Total Current Assets	15,320,589	14,438,029
Property, plant and equipment	12,842,815	13,077,351
Less accumulated depreciation	3,589,354	3,553,001

	9,253,461	9,524,350
Goodwill	3,844,941	3,856,410
Other intangibles, net of accumulated amortization
(June 30, 2005-$158,453 and December 31, 2004-$166,827)	296,790	212,360
Other assets including deferred taxes	5,057,807	5,598,555

Total Assets	$33,773,588	$33,629,704

LIABILITIES
Loans payable	$ 9,115	$ 330,706
Trade accounts payable	793,897	949,251
Dividends payable	308,348	—
Accrued expenses	8,432,412	7,051,557
Accrued taxes	331,692	204,028

Total Current Liabilities	9,875,464	8,535,542
Long-term debt	7,947,029	7,792,311
Accrued postretirement benefit obligations other than pensions	1,064,076	1,024,239
Other noncurrent liabilities	4,132,968	6,429,709

Total Liabilities	23,019,537	23,781,801

Contingencies and commitments (Note 5)
STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share	38	40
Common stock, par value $0.33-1/3 per share	446,859	445,031
Additional paid-in capital	4,989,809	4,817,024
Retained earnings	5,248,319	4,118,656
Accumulated other comprehensive income	69,026	467,152

Total Stockholders' Equity	10,754,051	9,847,903

Total Liabilities and Stockholders' Equity	$33,773,588	$33,629,704

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$ 4,713,835	$ 4,223,205	$ 9,292,833	$ 8,237,994

Cost of goods sold	1,337,090	1,180,137	2,686,547	2,341,501
Selling, general and administrative expenses	1,527,912	1,427,494	2,980,593	2,781,704
Research and development expenses	625,704	584,255	1,233,661	1,289,557
Interest expense, net	17,152	31,896	47,151	58,828
Other income, net	(38,066)	(63,655)	(272,628)	(240,565)

Income before income taxes	1,244,043	1,063,078	2,617,509	2,006,969
Provision for income taxes	267,469	235,733	562,764	429,921

Net income	$ 976,574	$ 827,345	$ 2,054,745	$ 1,577,048

Basic earnings per share	$ 0.73	$ 0.62	$ 1.54	$ 1.18

Diluted earnings per share	$ 0.72	$ 0.61	$ 1.52	$ 1.17

Dividends paid per share of common stock	$ 0.23	$ 0.23	$ 0.46	$ 0.46

Dividends declared per share of common stock	$ 0.46	$ 0.46	$ 0.69	$ 0.69

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands Except Per Share Amounts)
(Unaudited)

Six Months Ended June 30, 2005:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance at January 1, 2005	$ 40	$445,031	$4,817,024	$ 4,118,656	$ 467,152	$ 9,847,903
Net income				2,054,745		2,054,745
Currency translation adjustments					(421,991)	(421,991)
Unrealized gains on derivative contracts, net					35,770	35,770
Unrealized losses on marketable securities, net					(11,905)	(11,905)

Comprehensive income, net of tax						1,656,619

Cash dividends declared (1)				(923,636)		(923,636)
Common stock issued for stock options		1,735	132,132			133,867
Other exchanges	(2)	93	40,653	(1,446)		39,298

Balance at June 30, 2005	$ 38	$446,859	$4,989,809	$ 5,248,319	$ 69,026	$ 10,754,051

Six Months Ended June 30, 2004:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity

Balance at January 1, 2004	$ 42	$444,151	$4,764,390	$ 4,112,285	$(26,487)	$ 9,294,381
Net income				1,577,048		1,577,048
Currency translation adjustments					(83,008)	(83,008)
Unrealized gains on derivative contracts, net					26,159	26,159
Unrealized losses on marketable securities, net					(12,631)	(12,631)

Comprehensive income, net of tax						1,507,568

Cash dividends declared (2)				(920,083)		(920,083)
Common stock issued for stock options		327	25,257			25,584
Other exchanges	(1)	94	7,882	(437)		7,538

Balance at June 30, 2004	$ 41	$444,572	$4,797,529	$ 4,768,813	$(95,967)	$ 9,914,988

(1)	Included in cash dividends declared were the following dividends payable at June 30, 2005:
–	Common stock cash dividend of $0.23 per share ($308,333 in the aggregate) declared on June 23, 2005 and payable on September 1, 2005; and
–	Preferred stock cash dividends of $0.50 per share ($15 in the aggregate) declared on April 21, 2005 and paid on July 1, 2005 and declared on June 23, 2005 and payable on October 3, 2005.

(2)	Included in cash dividends declared were the following dividends payable at June 30, 2004:
–	Common stock cash dividend of $0.23 per share ($306,755 in the aggregate) declared on June 16, 2004 and paid on September 1, 2004; and
–	Preferred stock cash dividends of $0.50 per share ($16 in the aggregate) declared on April 22, 2004 and paid on July 1, 2004 and declared on June 16, 2004 and paid on October 1, 2004.

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Operating Activities
Net income	$ 2,054,745	$ 1,577,048
Adjustments to reconcile net income to net cash
provided by operating activities:
Gains on sales of assets	(133,599)	(167,165)
Depreciation and amortization	327,799	301,076
Change in deferred income taxes	186,676	94,039
Seventh Amendment security fund	(1,250,000)	—
Diet drug litigation payments	(591,144)	(255,173)
Changes in working capital, net	(330,628)	(588,124)
Other items, net	123,440	243,185

Net cash provided by operating activities	387,289	1,204,886

Investing Activities
Purchases of property, plant and equipment	(434,169)	(589,227)
Proceeds from sales of assets	177,708	315,921
Purchase of additional equity interest in joint venture	(92,725)	—
Proceeds from sales and maturities of marketable securities	1,119,360	374,596
Purchases of marketable securities	(379,354)	(959,459)

Net cash provided by (used for) investing activities	390,820	(858,169)

Financing Activities
Repayments of long-term debt	(328,187)	(1,500,000)
Other borrowing transactions, net	87,375	(6,720)
Dividends paid	(615,288)	(613,312)
Exercises of stock options	133,867	25,584

Net cash used for financing activities	(722,233)	(2,094,448)

Effect of exchange rate changes on cash and cash equivalents	(20,568)	(6,879)

Increase (decrease) in cash and cash equivalents	35,308	(1,754,610)
Cash and cash equivalents, beginning of period	4,743,570	6,069,794

Cash and cash equivalents, end of period	$ 4,778,878	$ 4,315,184

Supplemental Information
Interest payments	$ 161,410	$ 106,625
Income tax payments, net of refunds	215,880	424,123

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 1.        Summary of Significant Accounting Policies

The following policies are required interim updates to those disclosed in Footnote 1 of the 2004 Annual Report on Form 10-K:

Stock-Based Compensation: The Company has four Stock Incentive Plans that it accounts for using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. All options granted under these plans have an exercise price equal to the market value of the underlying common stock on the date of grant. Accordingly, no stock-based employee compensation cost is reflected in net income other than for the Company’s performance share and restricted stock awards. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, Amendment of SFAS No. 123, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2005	2004	2005	2004

Net income, as reported	$976,574	$827,345	$2,054,745	$1,577,048
Add: Stock-based employee compensation
expense included in reported net income,
net of tax	22,213	3,875	26,690	6,368
Deduct: Total stock-based employee
compensaton expense determined
under fair value-based method for all
awards, net of tax	(75,968)	(76,185)	(145,647)	(161,328)

Adjusted net income	$922,819	$755,035	$1,935,788	$1,422,088

Earnings per share:
Basic - as reported	$0.73	$0.62	$1.54	$1.18

Basic - adjusted	$0.69	$0.57	$1.45	$1.07

Diluted - as reported	$0.72	$0.61	$1.52	$1.17

Diluted - adjusted	$0.68	$0.56	$1.43	$1.05

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123R). Statement 123R replaces SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. The Statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. On April 14, 2005, the SEC approved a new rule which delays the effective date of

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Statement No. 123R for the Company to January 1, 2006. Currently, the Company discloses the pro forma expense effect of such grants in the footnotes to the financial statements.

Based on recent accounting interpretations, pro forma stock-based compensation expense should include amounts related to the accelerated amortization of the fair value of options granted to certain retirement-eligible employees. Currently, the Company recognizes pro forma stock-based compensation related to retirement-eligible employees over the award’s contractual vesting period. The impact of accelerated vesting on the pro forma stock-based compensation expense would have resulted in an additional expense of $13.7 million and $19.9 million, both net of tax for the 2005 and 2004 second quarter, respectively, and a reduction of $3.4 million and $1.2 million, both net of tax for the 2005 and 2004 first six months. The Company will record the impact of accelerated vesting for options granted subsequent to January 1, 2006 and continue to provide pro forma disclosure related to those options granted in prior periods.

During the 2005 second quarter, the Company implemented changes in its share-based compensation programs that included a reduction in the total number of stock options awarded and the granting of performance share awards and restricted stock unit awards to a broader employee base. In the past, performance share awards and restricted stock unit awards were granted only to a limited number of employees, including key executives. The 2005 performance share awards will be converted to shares of common stock based on the achievement of certain performance criteria related to performance year 2007. The 2005 restricted stock unit awards are converted generally at the end of three years.

The Company plans to adopt SFAS No. 123R effective January 1, 2006 using the modified prospective method which requires companies (1) to record compensation expense for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and (2) to record compensation expense for any awards issued, modified or settled after the effective date of the statement. The Company expects the adoption of SFAS No. 123R will have a material impact on the results of operations and earnings per share beginning in 2006.

Goodwill and Other Intangibles: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the changes in the carrying amount of goodwill by reportable segment for the three and six months ended June 30, 2005 are as follows:

(In thousands)	Pharmaceuticals	Consumer Healthcare	Animal Health	Total

Balance at December 31, 2004	$ 2,728,565	$ 593,606	$ 534,239	$ 3,856,410
Additions	23,037	—	—	23,037
Currency translation adjustments	(32,451)	(1,402)	(653)	(34,506)

Balance at June 30, 2005	$ 2,719,151	$ 592,204	$ 533,586	$ 3,844,941

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In April 2005, the Company increased its ownership in a joint venture with Takeda Pharmaceutical Company, Limited from 60% to 70%, which, based on a preliminary purchase price allocation, resulted in additions to Other intangibles, net of accumulated amortization of $38.0 million and Goodwill of $23.0 million.

Recently Issued Accounting Standards: In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirement for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. This Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. The Company does not anticipate the adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2.        Earnings per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2005	2004	2005	2004
Net income less preferred dividends	$ 976,559	$ 827,329	$2,054,722	$1,577,024
Denominator:
Weighted average common shares outstanding	1,339,101	1,333,505	1,337,514	1,333,215

Basic earnings per share	$ 0.73	$ 0.62	$ 1.54	$ 1.18

Numerator:
Net income	$ 976,574	$ 827,345	$2,054,745	$1,577,048
Interest expense on contingently convertible debt(1)	4,413	952	8,477	1,962

Net income, as adjusted	$ 980,987	$ 828,297	$2,063,222	$1,579,010

Denominator:
Weighted average common shares outstanding	1,339,101	1,333,505	1,337,514	1,333,215
Common stock equivalents of outstanding stock
options, deferred contingent common stock
awards, restricted stock awards and
convertible preferred stock(2)	5,839	3,646	5,091	4,232
Common stock equivalents of assumed conversion
of contingently convertible debt(1)	16,890	16,890	16,890	16,890

Total shares(2)	1,361,830	1,354,041	1,359,495	1,354,337

Diluted earnings per share(1)(2)	$ 0.72	$ 0.61	$ 1.52	$ 1.17

(1)	Diluted earnings per share reflects the impact of Emerging Issues Task Force Issue No. 04-8 (EITF No. 04-8), Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share, which requires the inclusion of the dilutive effect from contingently convertible debt instruments with market price contingencies in the calculation of diluted earnings per share (EPS). Accordingly, interest expense on the Company’s contingently convertible debt, net of capitalized interest and taxes, is added back to reported net income, and the additional common shares (assuming conversion) are included in total shares outstanding for purposes of calculating diluted EPS. In accordance with EITF No. 04-8, which is effective for all periods ending after December 15, 2004 with restatement of previously reported diluted EPS calculations, the 2004 second quarter and first six months diluted EPS each have been restated to reflect a $0.01 dilution as a result of the application of this Issue. The sum of the 2004 first quarter and second quarter diluted earnings per share does not add to year-to-date earnings per share due to rounding.

(2)	At June 30, 2005 and 2004, approximately 100,002 and 128,502 of common shares, respectively, related to options outstanding under the Company’s Stock Incentive Plans were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3.        Marketable Securities

The Company has marketable debt and equity securities, which are classified as either available-for-sale or held-to-maturity, depending on management’s investment intentions at the time of purchase relating to these securities.

The cost, gross unrealized gains (losses) and fair value of available-for-sale and held-to-maturity securities by major security type at June 30, 2005 and December 31, 2004 were as follows:
(In thousands) At June 30, 2005	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available-for-sale:
U.S. Treasury securities	$ 20,074	$ —	$ (303)	$ 19,771
Certificates of deposit	4,245	—	—	4,245
Corporate debt securities	203,189	139	(304)	203,024
Mortgage-backed securities	10,208	24	—	10,232
Other debt securities	2,475	—	(4)	2,471
Equity securities	48,148	7,761	(12,614)	43,295
Institutional fixed income fund	343,048	10,609	(2,208)	351,449

Total available-for-sale	631,387	18,533	(15,433)	634,487

Held-to-maturity:
Commercial paper	356,238	—	—	356,238

	$ 987,625	$ 18,533	$ (15,433)	$ 990,725

(In thousands) At December 31, 2004	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available-for-sale:
U.S. Treasury securities	$ 60,439	$ —	$ (286)	$ 60,153
Commercial paper	32,597	—	—	32,597
Certificates of deposit	54,867	3	(52)	54,818
Corporate debt securities	485,007	130	(528)	484,609
Asset-backed securities	258,543	15	(166)	258,392
Mortgage-backed securities	77,983	4	(67)	77,920
Other debt securities	2,469	—	(12)	2,457
Equity securities	48,264	8,998	(6,918)	50,344
Institutional fixed income fund	531,929	16,713	—	548,642

Total available-for-sale	1,552,098	25,863	(8,029)	1,569,932

Held-to-maturity:
Commercial paper	175,626	—	—	175,626

	$1,727,724	$ 25,863	$ (8,029)	$1,745,558

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The contractual maturities of debt securities classified as available-for-sale at June 30, 2005 were as follows:

(In thousands)	Cost	Fair Value

Available-for-sale:
Due within one year	$102,181	$101,925
Due after one year through five years	123,612	123,386
Due after five years through 10 years	1,056	1,050
Due after 10 years	13,342	13,382

	$240,191	$239,743

All held-to-maturity debt securities are due within one year and had aggregate fair values of $356.2 million at June 30, 2005.

Note 4.       Pensions and Other Postretirement Benefits

Net periodic benefit cost for the Company’s defined benefit plans for the three and six months ended June 30, 2005 and 2004 (principally for the U.S.) was as follows:

	Pensions
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands) Components of Net Periodic Benefit Cost	2005	2004	2005	2004
Service cost	$ 41,603	$ 38,172	$ 83,572	$ 73,543
Interest cost	67,594	65,896	133,853	128,189
Expected return on plan assets	(86,084)	(78,843)	(168,815)	(155,147)
Amortization of prior service cost	2,151	2,834	4,297	5,677
Amortization of transition obligation	279	(405)	566	(827)
Recognized net actuarial loss	28,031	27,691	53,919	50,154

Net periodic benefit cost	$ 53,574	$ 55,345	$ 107,392	$ 101,589

	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands) Components of Net Periodic Benefit Cost	2005	2004	2005	2004
Service cost	$ 12,250	$ 10,550	$ 24,505	$ 21,695
Interest cost	25,739	22,613	51,487	46,173
Amortization of prior service cost	(5,232)	(4,478)	(10,463)	(8,187)
Recognized net actuarial loss	12,033	3,771	24,070	11,611

Net periodic benefit cost	$ 44,790	$ 32,456	$ 89,599	$ 71,292

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

As of June 30, 2005, $43.2 million and $49.7 million of contributions have been made in 2005 to the Company’s defined benefit pension plans and other postretirement benefit plans, respectively. The Company presently anticipates total contributions to be made during 2005 to fund its defined benefit pension and other postretirement benefit plans will approximate $200.0 million and $110.0 million, respectively.

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

On October 7, 1999, the Company announced a nationwide class action settlement (the settlement) to resolve litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN. The settlement covered all claims arising out of the use of REDUX or PONDIMIN, except for PPH claims, and was open to all REDUX or PONDIMIN users in the United States. As originally designed, the settlement was administered by an independent Settlement Trust and comprised of two settlement funds. Fund A (with a value at the time of settlement of $1,000.0 million plus $200.0 million for legal fees) was created to cover refunds, medical screening costs, additional medical services and cash payments, education and research costs, and administration costs. Fund A has been fully funded by contributions by the Company. Fund B (which was to be funded by the Company on an as-needed basis up to a total of $2,550.0 million) would compensate claimants with significant heart valve disease depending upon their age and the severity of their condition according to a five-level settlement matrix. The two funds

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

have now been combined into a single fund. Total diet drug litigation payments were $301.5 million and $591.1 million for the 2005 second quarter and first six months, respectively, of which, $65.7 million and $161.7 million for the 2005 second quarter and first six months, respectively, were made in connection with the nationwide settlement (including the proposed Seventh Amendment, as discussed below). Payments under the national settlement may continue, if necessary, until 2018.

In 2004, the Company increased its reserves in connection with the REDUX and PONDIMIN diet drug matters by $4,500.0 million, bringing the total of the charges taken to date to $21,100.0 million. The $6,575.2 million reserve balance at June 30, 2005 represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement (as it would be amended by the proposed Seventh Amendment, discussed below), initial opt outs, PPH claims, downstream opt out cases and the Company’s legal fees related to the diet drug litigation. The current reserve takes into account the terms of the proposed Seventh Amendment, the Company’s settlement discussions with plaintiffs’ attorneys representing a number of individuals who have opted out of the nationwide settlement, its experiences with the downstream opt out cases that have been litigated or settled to date and its projected expenses in connection with the diet drug litigation. However, due to the need for final appellate court approval of the proposed Seventh Amendment, the uncertainty of the Company’s ability to consummate settlements with the downstream opt out plaintiffs, the number and amount of any future verdicts that may be returned in downstream opt out and PPH litigation, and the inherent uncertainty surrounding any litigation, it is possible that additional reserves may be required in the future and the amount of such additional reserves may be significant.

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

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

numerous, but least serious, of the claims filed for matrix benefits. The total number of currently filed Level I and Level II claims posed the risk that the Settlement Trust’s funds might be exhausted.

On March 15, 2005, United States District Judge Harvey Bartle III, the federal judge of the United States District Court for the Eastern District of Pennsylvania overseeing the national class action settlement, approved the proposed Seventh Amendment as “fair, adequate and reasonable.” Three appeals from Judge Bartle’s decision were filed by April 14, 2005, the deadline for such appeals. Two of those appeals have now been withdrawn by the appellants who brought them and the Company and counsel for the plaintiff class have filed a joint motion to remand the claim of the remaining appellant to the District Court. When and if all appeals are finally resolved, the proposed Seventh Amendment would include the following key terms:

o	The amendment would create a new Supplemental Fund, to be administered by a Fund Administrator who will be appointed by the District Court and who will process most pending Level I and Level II matrix claims;
o	After District Court approval, the Company became obligated to make initial payments of up to $50.0 million (of which $25.0 million has been paid) to facilitate the establishment of the Supplemental Fund and to enable the Supplemental Fund to begin reviewing claims. Following affirmance by the Third Circuit of the District Court’s approval and the exhaustion of any further appellate review, the Company would make an initial payment of $400.0 million to enable the Supplemental Fund to begin paying claims. The timing of additional payments would be dictated by the rate of review and payment of claims by the Fund Administrator. The Company would ultimately deposit a total of $1,275.0 million, net of certain credits, into the Supplemental Fund;
o	All participating matrix Level I and Level II claimants who qualify under the Seventh Amendment, who pass the Settlement Fund’s medical review and who otherwise satisfy the requirements of the settlement (Category One class members) would receive a pro rata share of the $1,275.0 million Supplemental Fund, after deduction of certain expenses and other amounts from the Supplemental Fund. The pro rata amount would vary depending upon the number of claimants who pass medical review, the nature of their claims, their age and other factors. A participating Category One class member who does not qualify for a payment after such medical review would be paid $2,000 from the Supplemental Fund;
o	Participating class members who might in the future have been eligible to file Level I and Level II matrix claims (Category Two class members) would be eligible to receive a $2,000 payment from the Trust; such payments would be funded by the Company apart from its other funding obligations under the nationwide settlement;
o	If the participants in the Seventh Amendment have heart valve surgery or other more serious medical conditions on Levels III through V of the nationwide settlement matrix by the earlier of 15 years from the date of their last diet drug

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

On March 29, 2005, as collateral for the Company’s financial obligations under the Seventh Amendment, the Company established a security fund in the amount of $1,250.0 million. As of June 30, 2005, $1,050.0 million was included in Other current assets including deferred taxes and $200.0 million was included in Other assets including deferred taxes. The amounts in the security fund are owned by the Company and will earn interest income for the Company while residing in the security fund.

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

Nationwide Settlement Matrix Claims Data
The settlement agreement grants the Company access to claims data maintained by the Settlement Trust. Based on its review of that data, the Company understands that, as of July 6, 2005, the Trust had recorded approximately 121,580 matrix claim forms. Approximately 33,400 of these forms were so deficient, incomplete or duplicative of other forms filed by the same claimant that, in the Company’s view, it is unlikely that a significant number of these forms will result in further claims processing.

The Company’s understanding of the status of the remaining approximately 88,180 forms, based on its analysis of data received from the Trust through July 6, 2005, is as follows. Approximately 25,660 of the matrix claims had been processed to completion, with those claims either paid (approximately 4,200 payments, totaling $1,507.0 million, had been made to approximately 4,010 claimants), denied or in show cause proceedings (approximately 19,880) or withdrawn. Approximately 2,150 claims were in some stage

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

of the 100% audit process ordered in late 2002 by the District Court overseeing the national settlement. An additional approximately 18,265 claims alleged conditions that, if true, would entitle the claimant to receive a matrix award; these claims had not yet entered the audit process. Another approximately 24,035 claims with similar allegations have been purportedly substantiated by physicians or filed by law firms whose claims are now subject to the outcome of the Trust’s Claims Integrity Program.(1) Approximately 17,965 claim forms did not contain sufficient information even to assert a matrix claim, although some of those claim forms could be made complete by the submission of additional information and could therefore become eligible to proceed to audit in the future. The remaining approximately 105 claims were in the data entry process and could not be assessed.

Challenges to the Nationwide Settlement
Counsel representing approximately 8,600 class members have filed a motion with the District Court seeking a ruling that the nationwide settlement agreement is void. The motion asserts that there was inadequate representation of the class when the settlement agreement was negotiated, that the parties and their experts made mutual mistakes in projecting the amount of money that would be needed to pay all valid claims, that the original notice to the class was inadequate and that the Court had lacked subject matter jurisdiction over some of the class members’ claims. The motion seeks an opportunity for all class members to decide a second time whether or not to be included in the class and therefore bound by the settlement agreement. The District Court had stayed briefing and consideration of the motion pending its decision on approval of the proposed Seventh Amendment, which as discussed above would preclude such claims on behalf of class members who participate. Briefing on the motion is now scheduled to be completed by the third quarter 2005.

Certain class members also have filed a number of other motions and lawsuits attacking both the binding effect of the settlement and the administration of the Trust, some of which have been decided against class members and currently are on appeal. The Company cannot predict the outcome of any of these motions or lawsuits.

Downstream Opt Out Cases
As of June 30, 2005, approximately 62,000 individuals who had filed Intermediate or Back-End opt out forms had pending lawsuits against the Company. The claims of approximately 46% of the plaintiffs in the Intermediate and Back-End opt out cases served on the Company are pending in Federal Court, with approximately 39% pending in State Courts. The claims of approximately 15% of the Intermediate and Back-End opt out plaintiffs have been removed from State Courts to Federal Court but are still subject to a possible remand to State Court. In addition, a large number of plaintiffs have asked the U.S. Court of Appeals for the Third Circuit to review and reverse orders entered by the Federal Court overseeing the settlement which had denied the plaintiffs’ motions to remand their cases to State Court. As of June 30, 2005, approximately 3,100 Intermediate or Back-End opt out plaintiffs have had their lawsuits dismissed for procedural or medical deficiencies or for various other reasons.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The claims of 18 class members who had taken advantage of the Intermediate and Back-End opt out rights created in the nationwide settlement went to verdict from January 1 through June 30, 2005. In three separate trials bifurcated to consider medical causation and damages in the first phase and liability in the second phase, verdicts were returned in favor of a total of seven plaintiffs, in the aggregate amount of approximately $840,000, at the close of the initial stage of each trial. Those cases have since been settled. Seven of the verdicts were defense verdicts in favor of the Company at the close of the initial phase in similarly bifurcated trials. Two verdicts involved cases in which the jury initially found in favor of the plaintiffs for $5.0 million and $500,000 respectively, but subsequently found for the Company during the liability phase, thereby negating the earlier damage finding. Verdicts of $100.0 million each were returned in favor of the remaining two plaintiffs at the close of the first phase of a similarly bifurcated trial. The Company moved for a mistrial following the return of the $100.0 million verdicts and the second phase was postponed until July 25, 2005. The mistrial motion has been fully briefed but not yet decided. The second phase of that trial was subsequently postponed again to October 2005. Also during this period, the Philadelphia Court of Common Pleas set aside an earlier verdict against the Company and in favor of three plaintiffs in the aggregate amount of $1.355 million. The court ordered a new trial of the second, or liability, phase of that case after determining that the testimony of plaintiffs’ only liability expert witness was inadequate and in violation of the Pennsylvania Rules of Evidence. A number of additional cases were settled, dismissed or adjourned during the first half of 2005. Additional Intermediate and Back-End opt out trials are scheduled throughout 2005 and 2006.

On January 18, 2005, the Company and counsel representing certain downstream opt out plaintiffs filed a motion with the District Court advising the Court that those parties had developed a proposed process by which large numbers of the downstream opt out cases might be negotiated and settled. The proposed process provides a methodology for valuing different categories of claims and also provides a structure for individualized negotiations between Wyeth and lawyers representing diet drug claimants. Counsel for greater than 90% of the plaintiffs with pending Intermediate and Back-End Opt Out lawsuits have agreed to participate in the process or are otherwise engaged in settlement discussions with the Company. Some of these discussions have resulted in settlement agreements, while other such discussions remain at a preliminary stage. The Company cannot predict the number of cases that might be settled as a result of this process.

PPH Cases
On April 27, 2004, a jury in Beaumont, Texas hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson Cty., TX, returned a verdict in favor of the plaintiffs for $113.4 million in compensatory damages and $900.0 million in punitive damages for the wrongful death of the plaintiffs’ decedent, allegedly as a result of PPH caused by her use of PONDIMIN. On May 17, 2004, the Trial Court entered judgment on behalf of the plaintiffs for the full amount of the jury’s verdict, as well as $4.2 million in pre-judgment interest and $188,737 in guardian ad litem fees. On

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

July 26, 2004, the Trial Court denied in their entirety the Company’s motions for a new trial or for judgment notwithstanding the verdict, including the Company’s request for application of Texas’s statutory cap on punitive damage awards. The Company has filed an appeal from the judgment entered by the Trial Court and believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. In connection with its appeal, the Company was required by Texas law to post a bond in the amount of $25.0 million. The Company filed its brief in support of the appeal on April 14, 2005. Oral argument is not expected until late 2005 or early 2006.

As of June 30, 2005, the Company was a defendant in approximately 357 pending lawsuits in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the Company and not by the Trust). Approximately 83 of these cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 160 of these cases, the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the plaintiffs meet the definition of PPH under the national settlement. The Company is aware of approximately 11 additional claims which are not currently the subject of a PPH lawsuit but which appear to meet the settlement’s PPH definition. During the course of settlement discussions, certain plaintiffs’ attorneys have informed the Company that they represent additional individuals who claim to have PPH, but the Company is unable to evaluate whether any such purported cases of PPH would meet the national settlement agreement’s definition of PPH. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends to vigorously defend those PPH cases that cannot be resolved prior to trial.

(1)	Pursuant to its Claims Integrity Program, the Settlement Trust has required additional information concerning matrix claims purportedly substantiated by 18 identified physicians or filed by two law firms in order to determine whether to permit those claims to proceed to the 100% audit process established by the District Court. Based upon data obtained from the Trust, the Company believes that approximately 24,035 matrix claims were purportedly substantiated by the 18 physicians and/or filed by the two law firms covered by the Claims Integrity Program as of July 6, 2005. It is the Company’s understanding that additional claims substantiated by additional physicians or filed by additional law firms might be subjected to the same requirements of the Claims Integrity Program in the future. The ultimate disposition of any or all claims that are subject to the Claims Integrity Program is at this time uncertain. Counsel for certain claimants affected by the program have challenged the Trust’s authority to implement the Claims Integrity Program and to require completion of the questionnaire before determining whether to permit those claims to proceed to audit. While that motion was denied by the Court, additional challenges to the Claims Integrity Program and to the Trust’s matrix claim processing have been filed. As indicated above, following final judicial approval of the Seventh Amendment, the Claims Integrity Program will be terminated as to all claimants who have not opted out of the Seventh Amendment. The Trust has also instituted civil litigation alleging fraud on the part of two physicians who substantiated matrix claims. If the proposed Seventh Amendment receives final approval, those lawsuits will be dismissed.

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

	Net Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands) Segment	2005	2004	2005	2004
Pharmaceuticals(1)	$3,869,022	$3,392,977	$7,586,491	$6,600,563
Consumer Healthcare	600,050	591,402	1,216,840	1,179,753
Animal Health	244,763	238,826	489,502	457,678

Total(2)	$4,713,835	$4,223,205	$9,292,833	$8,237,994

	Income (Loss) Before Income Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands) Segment	2005	2004	2005	2004
Pharmaceuticals(1)	$ 1,185,070	$ 965,840	$ 2,423,602	$ 1,837,953
Consumer Healthcare	97,674	104,635	218,814	214,093
Animal Health	61,593	50,341	112,782	88,035
Corporate	(100,294)	(57,738)	(137,689)	(133,112)

Total(2)	$ 1,244,043	$ 1,063,078	$ 2,617,509	$ 2,006,969

(1)	Pharmaceuticals for the 2004 first half included a first quarter charge of $145,500 within Research and development expenses related to the upfront payment to Solvay Pharmaceuticals in connection with the co-development and co-commercialization of four neuroscience compounds, most notably, bifeprunox, a late stage compound in Phase 3 development for schizophrenia and other possible uses.

(2)	Income before income taxes included approximately $4,500 and $143,000 for the 2005 second quarter and first half, respectively, and $12,900 and $153,600 for the 2004 second quarter and first half, respectively, related to gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products. The 2005 divestitures included product rights to SYNVISC and EPOCLER (in Brazil). The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company’s nutritionals products in France.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 7.        Subsequent Event

In August 2005, the Company replaced its $1,350.0 million three-year facility scheduled to mature on March 3, 2006, with a new $1,350.0 million five-year facility. The new facility contains substantially the same financial and other covenants, representations, warranties, conditions and default provisions as the replaced facility.

In addition, the Company amended its existing $1,747.5 million five-year facility which matures on February 11, 2009 to conform to the terms and conditions (other than maturity) of the new facility.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

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

Our Pharmaceuticals segment, which provided 82% of our worldwide net revenue for the first half of 2005 and 80% for the first half of 2004, manufactures, distributes and sells branded human ethical pharmaceuticals, biologicals and nutritionals. Principal products include neuroscience therapies, cardiovascular products, nutritionals, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments, immunology products and women’s health care products. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers and other human health care institutions.

The Consumer Healthcare segment, which provided approximately 13% of our worldwide net revenue for the first half of 2005 and 14% for the first half of 2004, manufactures, distributes and sells over-the-counter health care products, which include analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and personal care items. These products generally are sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising.

Our Animal Health segment, which provided 5% of our worldwide net revenue for the first half of 2005 and 6% for the first half of 2004, manufactures, distributes, and sells animal biological and pharmaceutical products, including vaccines, pharmaceuticals, parasite control and growth implants. These products are sold to wholesalers, retailers, veterinarians and other animal health care institutions.

The Corporate segment is responsible for the treasury, tax and legal operations of the Company’s businesses. It maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company that are not allocated to the other reportable segments.

Wyeth exhibited strong revenue growth for the 2005 first half, achieving a 13% increase in worldwide net revenue compared with the first half of 2004.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

Pharmaceuticals had net revenue of $7,586.5 million for the 2005 first half, representing growth of 15% over the 2004 first half, which was driven by the strong performance of several key products:

o	EFFEXOR (a neuroscience therapy) — up 9% to $1,757.2 million
o	PROTONIX (a gastroenterology product) — up 8% to $863.3 million
o	PREVNAR (a vaccine) — up 82% to $714.4 million
o	ENBREL (a musculoskeletal therapy) — up 75% (internationally, where the Company has exclusive marketing rights) to $509.3 million
o	ZOSYN/TAZOCIN (an infectious disease drug) - up 26% to $459.9 million
o	RAPAMUNE (an immunology product) - up 25% to $143.3 million

Collectively, sales of these products increased 25% for the first half of 2005 compared with the first half of 2004.

In September 2004, the U.S. Centers for Disease Control and Prevention (CDC) issued an updated recommendation for the use of PREVNAR reinstating the full, four-dose vaccination schedule. In August 2004, the European Medicines Agency (EMEA) and Committee for Medicinal Products for Human Use (CHMP) announced a return to the normal dosing schedule for PREVNAR in Europe. First half net revenue growth for PREVNAR reflected a return to the full dose vaccination schedule, the resolution of manufacturing issues that limited production in the first half of 2004 and a catch-up of deferred doses from last year that resulted from supply constraints.

PROTONIX net revenue for the first half of 2005 of $863.3 million increased 8% from the first half of 2004. We are shifting emphasis of the PROTONIX business from the more heavily discounted Medicaid segment to the less heavily discounted third party managed care segment. This strategy, which is expected to continue throughout 2005, has had a positive impact on net revenue and profitability.

Other areas of revenue growth for the Pharmaceuticals segment for the 2005 first half included nutritionals, BENEFIX and rhBMP-2, as well as alliance revenue, predominantly from sales of ENBREL (in North America).

EFFEXOR revenue growth is moderating, reflecting several factors. The antidepressant category is maturing and growth overall has slowed. In addition, negative publicity regarding antidepressants and increased concern about the use of these products in children and adolescents has had an impact. In late 2004, the Food and Drug Administration (FDA) directed all manufacturers of antidepressant medications to implement labeling changes regarding the use of these agents and the risk of suicidality in children and adolescents. In March 2005, we implemented these labeling changes. EFFEXOR has never been recommended for use in children and continues to be an appropriate and important therapy in treating adult patients with major depressive disorder, generalized anxiety disorder and social anxiety disorder. An indication for panic disorder, filed in the U.S., Canada and Europe in the second half of last year, is

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

now approved in several of the European markets and remains in active regulatory review in the balance of the submitted countries.

The PREMARIN family of products remains the standard of therapy to help women address serious menopausal symptoms. In March 2005, we launched a direct-to-consumer advertising campaign for PREMARIN. We also initiated a public education program in July 2005 to reinforce the importance of talking to a doctor or other health care professional about menopause. Sales of the PREMARIN family of products declined from $488.6 million for the 2004 first half to $470.8 million for the 2005 first half. The introduction of low-dose PREMARIN and PREMPRO helped moderate the decrease. The 2005 second quarter sales of $259.9 million increased 17% from the 2004 second quarter which was negatively impacted by de-stocking of wholesalers’ inventory.

Both Consumer Healthcare and Animal Health posted increases in net revenue for the 2005 first half over the 2004 first half. Consumer Healthcare net revenue increased 3% for the 2005 first half primarily from increased sales of ROBITUSSIN, ADVIL and CALTRATE brands. In June 2005, the Company entered into an agreement with NBTY, Inc. for the sale of substantially all of the assets of the Company’s Solgar Vitamin & Herb product line for $115.0 million. The transaction was completed on August 1, 2005.

Animal Health net revenue increased 7% for the 2005 first half, reflecting higher sales of livestock and poultry products, as well as higher sales of companion animal products despite the impact of the voluntary recall of PROHEART 6 in the U.S. market in September 2004.

In order for us to sustain the growth of our core group of products, we must continue to meet the global demand of our customers. Two of our important core products, PREVNAR and ENBREL, are biological products that are extremely complicated and difficult to manufacture. We continue to seek to improve manufacturing processes and overcome production issues. With respect to PREVNAR, during 2004, upgrades and improvements were made to the Wyeth manufacturing facilities and additional vial filling capacity became available through a third-party filler. In July 2005, the first doses of pre-filled syringes were introduced in the European market. In addition, pending regulatory approval, pre-filled syringes from Wyeth and a third-party filler are expected to be launched in the U.S. in early 2006. Overall, we expect to meet our 2005 PREVNAR production goal of 25 – 28 million doses.

In July 2005, we received European regulatory approval for the production of ENBREL at our Grange Castle, Ireland site and anticipate approval at Amgen Inc.‘s (Amgen) BioNext facility in Rhode Island later this year. This expected additional manufacturing capacity should help ENBREL reach its full commercial potential, although, as is typical for new biological manufacturing facilities, margins are expected to be affected during at least the initial year of production. In late March 2005, ENBREL was launched for the treatment of rheumatoid arthritis in Japan, where it is co-promoted by Wyeth and Takeda

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

Pharmaceutical Company, Limited (Takeda). Early in April 2005, we increased our ownership from 60% to 70% in our joint venture with Takeda.

We have entered into wholesaler service agreements with many of our full-line pharmaceutical wholesalers in the U.S., whereby, in return for certain price concessions, the wholesalers have agreed not to exceed certain targeted inventory levels. As a result, we, along with our wholesaler partners, are able to manage product flow and inventory levels in a way that more closely follows trends in prescriptions.

Our principal strategy for future success is based on research and development (R&D) innovations. We intend to leverage our breadth of knowledge and resources across three scientific development platforms (traditional pharmaceuticals, biologicals and vaccines) to produce first-in-class and best-in-class therapies for significant unmet medical needs around the world.

TYGACIL, an innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections, which received FDA approval in June 2005, was launched in the U.S. in July 2005. Launch of this first-in-class product comes at a time when the need for new antibiotic options to combat serious, resistant infections is increasing. Regulatory review is ongoing in Europe and around the world.

In May 2005, we filed a New Drug Application (NDA) with the FDA for an oral contraceptive (LEVONORGESTREL/ETHINYL ESTRADIOL) having a unique dosing regimen. If approved, this product will be the lowest daily dose, monophasic oral contraceptive available in the U.S. and will offer a dosing regimen that provides effective contraception as well as the option for a longer interval between menstrual cycles. We expect several additional NDA filings over the next 12 to 18 months.

We continue to address the challenges of the Company’s diet drug litigation. As discussed in more detail in Note 5 to our consolidated condensed financial statements, on March 15, 2005, the proposed Seventh Amendment to the National Diet Drug Settlement was approved as “fair, adequate and reasonable.” This is an important milestone not only for the Seventh Amendment itself but also for the National Diet Drug Settlement in general. The Seventh Amendment would create a new claims processing structure, funding arrangement and payment schedule for matrix Level I or II claims, the least serious but most numerous matrix claims in the Settlement. The amendment would ensure that these claims are processed on a streamlined basis, while preserving funds in the existing Trust for more serious claims. Three appeals had been filed challenging the approval of the Seventh Amendment; however, two have been withdrawn and the Company and counsel for the plaintiff class have filed a joint motion to remand the claim of the remaining appellant to the District Court.

In January 2005, we announced that the Company was in discussions with plaintiffs’attorneys representing a number of individuals who have opted out of the National Diet Drug Settlement on a proposed process for settling downstream opt out cases. The

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

proposed process provides a methodology for valuing different categories of claims and also provides a structure for individualized negotiations between the Company and lawyers representing diet drug claimants. Counsel for greater than 90% of the plaintiffs with pending Intermediate and Back-End Opt Out lawsuits have agreed to participate in the process or are otherwise engaged in settlement discussions with the Company. Some of these discussions have resulted in settlement agreements, while other such discussions remain at a preliminary stage. As we move forward, additional attorneys may agree to participate in the process and some who have previously agreed may decide to withdraw their participation. We will continue to try those cases where attorneys are not willing to participate in this settlement process. The Company cannot predict the number of cases that might be settled as a result of this process.

Generally, we face the same difficult challenges that all research-based pharmaceutical companies are confronting. Pressure from government agencies and consumers to lower prices either through leveraged purchasing plans, importation or reduced reimbursement for prescription drugs poses significant challenges for our Company. Health care providers and the general public want more information about our products, and they want it delivered efficiently and effectively. Regulatory burdens are increasing the demands on our Company, and they increase both the cost and time it takes to bring new drugs to market. We also are faced with the moderating rate of growth of some of our major products. Throughout 2005, we will continue to embark on a series of long-term initiatives to address these changing conditions with the objective of making Wyeth more efficient, more effective and more profitable so that we may continue to thrive in this increasingly challenging pharmaceutical environment.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

Net Revenue

Worldwide net revenue increased 12% for the 2005 second quarter and 13% for the 2005 first half compared with prior year levels and was due to increases in the Pharmaceuticals, Consumer Healthcare and Animal Health segments. Excluding the favorable impact of foreign exchange, worldwide net revenue increased 10% for the 2005 second quarter and 11% for the 2005 first half.

The following table sets forth worldwide net revenue results by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Net Revenue
	Three Months Ended June 30,
(Dollars in millions) Segment	2005	2004	% Increase
Pharmaceuticals	$3,869.0	$3,393.0	14%
Consumer Healthcare	600.0	591.4	1%
Animal Health	244.8	238.8	2%

Total	$4,713.8	$4,223.2	12%

	Net Revenue
	Six Months Ended June 30,
(Dollars in millions) Segment	2005	2004	% Increase
Pharmaceuticals	$7,586.5	$6,600.6	15%
Consumer Healthcare	1,216.8	1,179.7	3%
Animal Health	489.5	457.7	7%

Total	$9,292.8	$8,238.0	13%

Pharmaceuticals

Worldwide Pharmaceuticals net revenue increased 14% for the 2005 second quarter and 15% for the 2005 first half due primarily to higher sales of PREVNAR, ENBREL (internationally), EFFEXOR XR, ZOSYN/TAZOCIN, PROTONIX and RAPAMUNE offset, in part, by lower sales of SYNVISC which was divested in the 2005 first quarter. Higher sales of PREVNAR reflected a return to the full dose vaccination schedule, the resolution of manufacturing issues that limited production in the first half of 2004 and a catch-up of deferred doses from 2004 that resulted from supply constraints. Increases in net revenue were also due to higher sales of nutritionals, BENEFIX and rhBMP-2, as well as higher alliance revenue primarily as a result of higher sales of ENBREL in North America. The increases in net revenue were also attributed to higher 2005 second quarter sales of the PREMARIN family of products as compared with the 2004 second quarter, which was adversely impacted by de-stocking of wholesalers’ inventory. Excluding the

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

favorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 12% for the 2005 second quarter and 13% for the 2005 first half.

The following table sets forth the significant worldwide Pharmaceuticals net revenue by product for the three and six months ended June 30, 2005 compared with the same periods in the prior year:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004

EFFEXOR	$ 888.7	$ 831.8	$1,757.2	$1,607.5
PROTONIX	453.9	389.2	863.3	799.7
PREVNAR	323.3	219.1	714.4	392.5
Nutritionals	266.3	228.3	520.8	444.1
ENBREL	272.3	156.0	509.3	291.0
PREMARIN family	259.9	222.7	470.8	488.6
ZOSYN / TAZOCIN	230.6	182.3	459.9	363.7
Oral Contraceptives	135.8	141.0	275.8	283.8
ZOTON	98.0	114.7	222.1	226.7
BENEFIX	83.1	76.5	172.0	151.0
RAPAMUNE	71.2	56.1	143.3	114.4
REFACTO	69.0	64.0	132.5	124.3
rhBMP-2	58.0	53.5	109.6	76.6
Alliance revenue	281.0	152.0	477.0	301.4
Other	377.9	505.8	758.5	935.3

Total Pharmaceuticals	$3,869.0	$3,393.0	$7,586.5	$6,600.6

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

Consumer Healthcare

Worldwide Consumer Healthcare net revenue increased 1% for the 2005 second quarter and 3% for the 2005 first half. The results were due to a number of factors, including growth in ROBITUSSIN, ADVIL and CALTRATE brands, offset, in part, by a decrease in CENTRUM. Excluding the favorable impact of foreign exchange, worldwide Consumer Healthcare net revenue decreased 1% for the 2005 second quarter and increased 1% for the 2005 first half.

The following table sets forth significant worldwide Consumer Healthcare net revenue by product for the three and six months ended June 30, 2005 compared with the same periods in the prior year:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
CENTRUM	$149.2	$155.4	$ 290.0	$ 294.5
ADVIL	128.2	123.0	247.5	237.4
CALTRATE	50.4	45.0	95.4	85.0
ROBITUSSIN	34.1	28.9	94.6	77.3
ADVIL COLD & SINUS	18.7	21.4	55.0	51.6
SOLGAR	25.2	25.5	52.5	55.2
CHAPSTICK	19.0	17.2	45.6	43.5
DIMETAPP	13.8	14.7	34.0	34.8
ALAVERT	15.7	15.9	32.8	33.5
Other	145.7	144.4	269.4	266.9

Total Consumer Healthcare	$600.0	$591.4	$1,216.8	$1,179.7

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

Animal Health

Worldwide Animal Health net revenue increased 2% for the 2005 second quarter and 7% for the 2005 first half due primarily to higher sales of livestock and poultry products. Increases in net revenue were offset, in part, by lower sales of companion animal products for the 2005 second quarter primarily due to lower sales of PROHEART 6 as a result of the voluntary recall in the U.S. market in September 2004. Excluding the favorable impact of foreign exchange, worldwide Animal Health net revenue decreased 1% for the 2005 second quarter and increased 4% for the 2005 first half.

The following table sets forth worldwide Animal Health net revenue by product category for the three and six months ended June 30, 2005 compared with the same periods in the prior year:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Livestock products	$ 97.1	$ 92.5	$197.9	$176.2
Companion animal products	73.8	78.2	145.1	141.6
Equine products	46.0	43.9	91.7	91.8
Poultry products	27.9	24.2	54.8	48.1

Total Animal Health	$244.8	$238.8	$489.5	$457.7

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

The following table sets forth the percentage changes in worldwide net revenue by reportable segment and geographic area compared with the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

	% Increase (Decrease) Three Months Ended June 30, 2005				% Increase (Decrease) Six Months Ended June 30, 2005
	Volume	Price	Foreign Exchange	Total Net Revenue	Volume	Price	Foreign Exchange	Total Net Revenue
Pharmaceuticals
United States	2%	7%	—	9%	5%	4%	—	9%
International	16%	—	5%	21%	17%	1%	4%	22%

Total	8%	4%	2%	14%	10%	3%	2%	15%

Consumer Healthcare
United States	(6)%	2%	—	(4)%	(3)%	1%	—	(2)%
International	2%	2%	6%	10%	2%	3%	6%	11%

Total	(3)%	2%	2%	1%	(1)%	2%	2%	3%

Animal Health
United States	(11)%	5%	—	(6)%	(4)%	5%	—	1%
International	3%	2%	7%	12%	6%	1%	6%	13%

Total	(4)%	3%	3%	2%	1%	3%	3%	7%

Total
United States	—	6%	—	6%	3%	4%	—	7%
International	13%	1%	5%	19%	14%	1%	5%	20%

Total	6%	4%	2%	12%	8%	3%	2%	13%

The Company deducts certain items from gross revenue, which primarily consist of provisions for product returns, cash discounts, chargebacks/rebates, customer allowances and consumer sales incentives. The provision for chargebacks/rebates relates primarily to U.S. sales of pharmaceutical products provided to wholesalers and managed care organizations under contractual agreements or to certain governmental agencies that administer benefit programs, such as Medicaid. While different programs and methods are utilized to determine the chargeback or rebate provided to the customer, the Company considers both to be a form of price reduction. Chargebacks/rebates are the only deductions from gross revenue that are considered significant by the Company and approximated $603.0 million and $1,215.7 million for the 2005 second quarter and first half, respectively, compared with $621.5 million and $1,154.4 million for the 2004 second quarter and first half, respectively. The increase in chargebacks/rebates for the 2005 first half was due primarily to higher rebate rates and increased volumes of PROTONIX in the managed care segment during the 2005 first quarter.

Except for chargebacks/rebates, provisions for each of the other components of sales deductions, including product returns, are individually less than 2% of gross sales. The provisions charged against gross sales for product returns were $43.4 million and $100.3 million for the 2005 second quarter and first half, respectively, compared with $22.4 million and $98.1 million for the prior year. The 2004 second quarter was impacted by a

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

$20.0 million reduction in the returns reserve associated with the PREMARIN family of products.

Operating Expenses

Cost of goods sold, as a percentage of Net revenue, increased to 28.4% for the 2005 second quarter compared with 27.9% for the 2004 second quarter and increased to 28.9% for the 2005 first half compared with 28.4% for the 2004 first half. The increase was due primarily to higher inventory and manufacturing losses as well as certain costs related to plant reorganization activity in the 2005 second quarter in the Pharmaceuticals and Consumer Healthcare segments. The decrease in gross margin was also due to higher royalty costs as a result of higher sales of ENBREL and PREVNAR offset, in part, by an increase in alliance revenue. For the 2005 first half, the decrease in gross margin was offset, in part, by favorable manufacturing variances and a favorable product mix as a result of higher sales of higher margin PREVNAR and EFFEXOR XR.

Selling, general and administrative expenses increased 7% for both the 2005 second quarter and first half, while Net revenue increased at a rate of 12% and 13% for the 2005 second quarter and first half as compared with 2004. This difference is primarily attributable to the significant increase in net revenue of PREVNAR and ENBREL, which generally require lower promotional spending than other Pharmaceuticals products. In addition, net revenue of PROTONIX and EFFEXOR also increased significantly as compared with 2004 while promotional spending for these products decreased. The 2005 first half was also impacted by higher selling expenses related to an increase in sales force in Japan to support the launch of ENBREL as well as pre-launch spending for TYGACIL in the Pharmaceuticals segment.

Research and development expenses increased 7% for the 2005 second quarter and decreased 4% for the 2005 first half as compared with 2004. The 2005 second quarter increase was primarily attributable to higher salary-related expenses, partially offset by lower clinical grant spending in the Pharmaceutical segment. The decrease in the 2005 first half was primarily due to the non-recurrence of the upfront payment and charge in the 2004 first quarter of $145.5 million made in connection with the agreement entered into between the Company and Solvay Pharmaceuticals (Solvay) to co-develop and co-commercialize four neuroscience compounds. The 2005 first half also reflects the impact of lower clinical grant spending in the Pharmaceuticals segment and higher other research operating expenses (including higher chemicals and materials expenses).

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

Interest Expense and Other Income

Interest expense, net for the three and six months ended June 30, 2005 and 2004 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2005	2004	2005	2004
Interest expense	$ 91.4	$ 75.4	$ 181.5	$ 146.2
Interest income	(64.5)	(21.4)	(116.8)	(44.8)
Less: amount capitalized for
capital projects	(9.7)	(22.1)	(17.5)	(42.6)

Total interest expense, net	$ 17.2	$ 31.9	$ 47.2	$ 58.8

Interest expense, net decreased 46% for the 2005 second quarter and 20% for the 2005 first half due primarily to higher interest income offset, in part, by higher interest expense and lower capitalized interest. Weighted average debt outstanding during the 2005 second quarter and first half was $7,799.1 million and $7,860.7 million, respectively, compared with prior year levels of $8,146.7 million and $8,425.5 million, respectively. The impact on interest expense of lower weighted average debt outstanding was offset by an increase in interest rates and increased interest income earned on higher cash balances in 2005 versus 2004. The lower capitalized interest resulted from reduced spending for long-term capital projects in process. These projects include the expansion of existing manufacturing facilities in Ireland and Puerto Rico.

Other income, net decreased $25.6 million for the 2005 second quarter primarily due to lower net gains resulting from sales and impairments of fixed assets. The $32.1 million increase for the 2005 first half resulted from an increase in royalty income and income received in connection with a settlement regarding certain environmental issues. Other income, net was further impacted by pre-tax gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products of approximately $143.0 million and $153.6 million in the 2005 and 2004 first six months, respectively. Gains from product divestitures were not significant for the 2005 or 2004 second quarter. The 2005 divestitures included product rights to SYNVISC and EPOCLER (in Brazil). The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company’s nutritionals products in France. The sales, profits and net assets of these divested products, individually or in the aggregate, were not material to either business segment or the Company’s consolidated financial position or results of operations.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

Income Before Income Taxes

The following table sets forth worldwide income before income taxes by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Income Before Income Taxes
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions) Segment	2005	2004	% Increase/ (Decrease)	2005	2004	% Increase/ (Decrease)
Pharmaceuticals(1)	$ 1,185.0	$ 965.9	23%	$ 2,423.6	$ 1,838.0	32%
Consumer Healthcare	97.7	104.6	(7)%	218.8	214.1	2%
Animal Health	61.6	50.3	22%	112.8	88.0	28%
Corporate	(100.3)	(57.7)	74%	(137.7)	(133.1)	3%

Total(2)	$ 1,244.0	$ 1,063.1	17%	$ 2,617.5	$ 2,007.0	30%

(1)	Pharmaceuticals for the 2004 first half included a first quarter charge of $145.5 within Research and development expenses related to the upfront payment to Solvay in connection with the co-development and co-commercialization of four neuroscience compounds. Excluding the upfront payment from the 2004 first half results, but including Pharmaceuticals product divestiture gains discussed in footnote 2 below, Pharmaceuticals income before income taxes increased 22%.

(2)	Income before income taxes included $4.5 and $143.0 for the 2005 second quarter and first half, respectively, and $12.9 and $153.6 for the 2004 second quarter and first half, respectively, related to gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products. The 2005 divestitures included product rights to SYNVISC and EPOCLER (in Brazil). The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company’s nutritionals products in France.

Worldwide Pharmaceuticals income before income taxes for the 2005 second quarter and first half increased 23% and 32%, respectively. The increase was due primarily to higher net revenue and lower selling and general expenses, as a percentage of net revenue, offset in part, by decreased gross profit margins earned on worldwide sales of Pharmaceuticals products and higher research and development expenses in the 2005 second quarter. The increase in income before income taxes for the 2005 first half is also attributable to lower research and development expenses primarily due to the non-recurrence of the upfront payment to Solvay.

Worldwide Consumer Healthcare income before income taxes decreased 7% for the 2005 second quarter due primarily to decreased gross profit margins as a result of plant reorganization costs and higher research and development expenses, offset, in part, by higher net revenue and lower selling and general expenses, as a percentage of net revenue. Worldwide Consumer Healthcare income before income taxes increased 2% for the 2005 first half due primarily to higher net revenue lower selling and general

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

expenses, as a percentage of net revenue, offset, in part, by higher research and development expenses.

Worldwide Animal Health income before income taxes for the 2005 second quarter and first half increased 22% and 28%, respectively. The increase was due primarily to higher net revenue and lower selling and general expenses, as a percentage of net revenue. The 2005 second quarter was also impacted by increased gross profit margins earned on worldwide sales of Animal Health products.

Corporate expenses, net for the 2005 second quarter were $100.3 million compared with $57.7 million for the 2004 second quarter. Corporate expenses, net for the 2005 first half were $137.7 million compared with $133.1 million for the 2004 first half. The 2005 first half was impacted by higher other income, net related to the sale of a manufacturing facility and income received in connection with a settlement regarding certain environmental issues, lower interest expense, net and higher general and administrative expenses.

Income Taxes

The effective tax rate was 21.5% for the 2005 second quarter and first half, compared with 22.2% and 21.4%, respectively for the prior year. Excluding certain items affecting comparability (as discussed below under “Consolidated Net Income and Diluted Earnings Per Share Results”), the 2004 first half effective tax rate was 22.3%.

Consolidated Net Income and Diluted Earnings Per Share Results

Net income and diluted earnings per share for the 2005 second quarter were $976.6 million and $0.72, respectively, compared with net income and diluted earnings per share of $827.3 million and $0.61, respectively, in the prior year, both increases of 18%. Net income and diluted earnings per share for the 2005 first half were $2,054.7 million and $1.52, respectively, compared with net income and diluted earnings per share of $1,577.0 million and $1.17, respectively, in the prior year, both increases of 30%.

The Company’s management uses various measures to manage and evaluate the Company’s performance and believes it is appropriate to specifically identify certain significant items included in net income and diluted earnings per share to assist investors with analyzing ongoing business performance and trends. In particular, the Company’s management believes that comparisons between the 2005 and 2004 first half results of operations are influenced by the impact of the 2004 first quarter upfront payment of $145.5 million ($94.6 million after-tax or $0.07 per share-diluted) to Solvay that is included in net income and diluted earnings per share. The significant upfront payment related to the co-development and co-commercialization of the four neuroscience compounds being developed with Solvay, which was immediately expensed and included in Research and

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

development expenses, has been identified by the Company’s management when evaluating the Company’s performance. Isolating this item when reviewing the Company’s results provides a more appropriate view of operations for these accounting periods.

Excluding the Solvay payment, the increases in net income and diluted earnings per share for the 2005 second quarter and first six months were due primarily to higher net revenue, lower selling, general and administrative expenses, as a percentage of net revenue, and lower interest expense, net, offset, in part, by higher cost of goods sold and higher research and development spending. The 2005 first half was also impacted by higher other income, net.

Gains from product divestitures constitute an integral part of the Company’s analysis of divisional performance and are important to understanding changes in our reported net income. Gains from product divestitures for the 2005 second quarter and first half were $4.5 million ($2.7 million after-tax) and $143.0 million ($92.8 million after-tax or $0.07 per share-diluted), respectively, compared with $12.9 million ($9.0 million after-tax or $0.01 per share-diluted) and $153.6 million ($101.6 million after-tax or $0.08 per share-diluted), respectively, for the 2004 second quarter and first half.

Liquidity, Financial Condition and Capital Resources

Cash flows provided by operating activities totaling $387.3 million during the 2005 first half were generated primarily by net earnings of $2,054.7 million, offset, in part, by the establishment of the Seventh Amendment security fund of $1,250.0 million and payments of $591.1 million related to the diet drug litigation (see Note 5 to the consolidated condensed financial statements.) The cash flow impact of the change in working capital, which used $330.6 million of cash as of June 30, 2005, excluding the effects of foreign exchange, was offset by non-cash depreciation and amortization expense included in net earnings. The change in working capital primarily consisted of a decrease in accounts payable and accrued expenses of $269.8 million relating to timing of payments and an increase in accounts receivable of $91.3 million relating to increased sales. The change in working capital, which used $588.1 million of cash as of June 30, 2004, excluding the effects of foreign exchange, primarily consisted of a decrease of accounts payable and accrued expenses of $301.2 million relating to timing of payments, an increase in accounts receivable of $164.0 million relating to increased sales and a decrease in accrued taxes of $92.4 million due to timing of payments.

During the 2005 first half, the Company received investment proceeds through the sales and maturities of marketable securities of $1,119.4 million and the sales of assets totaling $177.7 million. The proceeds from the sales and maturities of marketable securities were primarily used to fund the Seventh Amendment security fund. In addition, the Company used $434.2 million of cash for investments in property, plant and equipment, $379.4 million of cash for purchases of marketable securities and $92.7 million of cash for the purchase of an additional equity interest in a joint venture. The capital expenditures

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

made during the 2005 first half were consistent with the Company’s commitment to expand existing manufacturing and research and development facilities worldwide, and to build new biotechnology facilities.

The Company’s financing activities in the 2005 first half included repayments of debt totaling $328.2 million and dividend payments of $615.3 million.

At June 30, 2005, the Company had outstanding $7,956.1 million in total debt, which consisted of notes payable and other debt. Maturities of the Company’s obligations as of June 30, 2005 are set forth below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Total debt	$7,956.1	$9.1	$399.1	$1,634.9	$5,913.0

The following represents the Company’s credit ratings as of June 30, 2005:

	Moody's	S&P	Fitch
Short-term debt Long-term debt Outlook Last rating update	P-2 Baa1 Developing February 8, 2005	A-1 A Negative December 8, 2003	F-2 A- Negative January 31, 2005

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
and Results of Operations
Three Months and Six Months Ended June 30, 2005

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

Two of the Company’s largest products, EFFEXOR XR and PROTONIX, are the subject of pending patent litigation involving potential generic competition. In the case of EFFEXOR XR, the Company has patent protection in the United States until at least June 2008, when the patent covering the active ingredient in EFFEXOR, venlafaxine, will expire. The pending litigation involves the infringement by a potential generic competitor of the Company’s patents relating to extended-release venlafaxine that expire in 2017. In the event that the Company is not successful in this action, EFFEXOR XR may face generic competition as early as June 2008. In the case of PROTONIX, the Company and its partner, Altana, have patent protection until at least July 2010, when the patent covering the active ingredient in PROTONIX, pantoprazole, will expire. That patent is being asserted against potential generic competitors. In the event the Company is not successful in this action, PROTONIX may face generic competition prior to July 2010. Although the Company believes that its patents are valid, there can be no assurance as to the outcome of these matters, which could materially affect future results of operations.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

Growth in overall usage of antidepressants globally appears to be slowing for a variety of reasons. In addition, the FDA has recommended new class labeling for antidepressants that will, among other things, more prominently highlight the already labeled risk of suicide in children and adolescents in a boxed warning. The Company has already implemented the labeling change for EFFEXOR. The FDA also has requested that data regarding suicidality from clinical trials in adults be re-examined using the same approach developed for evaluating the pediatric data. The Company will respond to the FDA’s request.

In addition, the United Kingdom Committee on the Safety of Medicines (CSM) recently completed a review of the safety and efficacy of the selective serotonin reuptake inhibitor class of antidepressants as well as EFFEXOR. As a result of this review, new class labeling for antidepressants as well as restrictions on the use of EFFEXOR in the United Kingdom have been implemented. The Company initially appealed this decision to the CSM, but has now decided to make a further appeal to the United Kingdom’s Medicines Commission.

The Company expects further global regulatory scrutiny of the drugs in this therapeutic area, including EFFEXOR. The Company cannot predict the level of impact these issues may have on future global usage of EFFEXOR.

The proton pump inhibitor category is highly competitive. PROTONIX is subject to discounting demands by managed care and state organizations and price competition from generic omeprazole and other branded proton pump inhibitor products. This pricing pressure may have an effect on future net sales. PROTONIX business is shifting from the more heavily discounted Medicaid segment to the less heavily discounted third party managed care segment. This trend is expected to continue throughout 2005 and, despite an anticipated flat to slight decline in the rate of overall prescription volume growth, it is expected to have a positive impact on profitability.

Product Supply

Market demand for ENBREL continued to grow in the second quarter 2005, as net sales increased 45% within North America and 75% outside North America when compared to second quarter 2004 results. As this strong growth in demand continues, worldwide manufacturing for ENBREL also continues to improve, and supply has remained unconstrained since early 2004. Continued improvements in the existing Rhode Island and Boehringer Ingelheim facilities’ performance, combined with the FDA approval of a second Boehringer Ingelheim facility in June 2004, were key contributors to the manufacturing capacity increases that have continued through the first half of 2005. While this performance contributes to the supply of ENBREL in 2005, additional manufacturing supply will be required due to continued expected market growth.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

In July 2005, Wyeth received approval from the European Medicines Agency for its Grange Castle, Ireland, facility. Additionally, Amgen expects the approval of a second facility in Rhode Island in 2005. These new manufacturing facilities will help to ensure uninterrupted supply and support the continued growth of ENBREL.

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

The Company is in discussion with various regulatory authorities regarding manufacturing documentation issues at certain of the Company’s European manufacturing sites. The Company is working with the authorities to resolve these issues but cannot predict the outcome of those discussions and what impact these issues will have on supply of the Company’s products manufactured at these facilities. However, based on information currently available, the Company believes the impact, if any, on its consolidated statements of operations will not be material.

Litigation and Contingent Liabilities

The Company is involved in various legal proceedings, including product liability and environmental matters that arise from time to time in the ordinary course of business, the most significant of which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, interim Current Reports filed on Form 8-K, and this Quarterly Report on Form 10-Q. These include allegations of injuries caused by drugs, vaccines and over-the-counter products, including PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as “fen-phen”), REDUX, the prior formulation of DIMETAPP, the prior formulation of ROBITUSSIN, PREMPRO and PREMARIN and EFFEXOR, among others. In addition, the Company has responsibility for environmental, safety and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund.

The estimated costs that the Company expects to pay are accrued when the liability is considered probable and the amount can be reasonably estimated (see Note 5 to the consolidated condensed financial statements for a discussion of the costs associated with the REDUX and PONDIMIN diet drug litigation). In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. As

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Six Months Ended June 30, 2005

investigations and cleanups proceed, environmental-related liabilities are reviewed and adjusted as additional information becomes available. Prior to November 2003, the Company was self-insured for product liability risks with excess coverage on a claims-made basis from various insurance carriers in excess of the self-insured amounts and subject to certain policy limits. Effective November 2003, the Company became completely self-insured for product liability risks. In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings (other than the diet drug litigation, the potential effects of which are discussed in Note 5 to the consolidated condensed financial statements) will not have a material adverse effect on the Company’s financial position but could be material to the results of operations or cash flows in any one accounting period.

Cautionary Statements Regarding Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements may appear in periodic reports filed with the Securities and Exchange Commission (including the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q), in press releases, in the Company’s Annual Report to Stockholders and other reports to stockholders, and in other communications made by the Company. These forward-looking statements can be identified by their use of words such as “anticipates,” “expects,”“is confident,” “plans,” “could,” “will,”“believes,” “estimates,” “forecasts,” “projects”and other words of similar meaning. These forward-looking statements address various matters including:

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
Three Months and Six Months Ended June 30, 2005

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
and Results of Operations
Three Months and Six Months Ended June 30, 2005

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
and Results of Operations
Three Months and Six Months Ended June 30, 2005

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

Item 3.        Quantitative and Qualitative Disclosures about Market Risk

The market risk disclosures appearing on page 79 and 80 of the Company’s 2004 Annual Report as incorporated by reference in the Form 10-K have not materially changed from December 31, 2004. At June 30, 2005, the fair values of the Company’s financial instruments were as follows:

		Carrying Value	Fair Value
(In millions) Description	Notional/ Contract Amount	Assets (Liabilities)
Forward contracts (1)	$1,488.8	$ 1.7	$ 1.7
Option contracts(1)	630.1	8.1	8.1
Interest rate swaps	5,300.0	220.2	220.2
Outstanding debt (2)	7,735.9	(7,956.1)	(8,373.0)

(1)	If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net payable on the forward contracts would collectively decrease or increase by approximately $94.7.

(2)	If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $686.2.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The fair value of forward contracts, currency option contracts and interest rate swaps reflects the present value of the contracts at June 30, 2005 and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of June 30, 2005.

Item 4.        Controls and Procedures

As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the 2005 second quarter, there were no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.         Legal Proceedings

The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which have been described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and items filed in Current Reports on Form 8-K in 2005.

The REDUX and PONDIMIN diet drug litigation is discussed in greater detail in Note 5 to the consolidated condensed financial statements.

Through June 30, 2005, payments into the REDUX and PONDIMIN national settlement funds, individual settlement payments, legal fees and other costs totaling $14,524.8 million were paid and applied against the litigation accrual. At June 30, 2005, $6,575.2 million of the litigation accrual remained.

On March 15, 2005, United States District Judge Harvey Bartle III, the federal judge of the United States District Court for the Eastern District of Pennsylvania overseeing the national class action settlement, approved the proposed Seventh Amendment as “fair, adequate and reasonable.” Three appeals from Judge Bartle’s decision were filed by April 14, 2005, the deadline for such appeals. Two of those appeals have now been withdrawn by the appellants who brought them and the Company and counsel for the plaintiff class have filed a joint motion to remand the claim of the remaining appellant to District Court. When and if all appeals are finally resolved, the proposed Seventh Amendment would include the following key terms:

o	The amendment would create a new Supplemental Fund, to be administered by a Fund Administrator who will be appointed by the District Court and who will process most pending Level I and Level II matrix claims;
o	After District Court approval, the Company became obligated to make initial payments of up to $50.0 million (of which $25.0 million has been paid) to facilitate the establishment of the Supplemental Fund and to enable the Supplemental Fund to begin reviewing claims. Following affirmance by the Third Circuit of the District Court’s approval and the exhaustion of any further appellate review, the Company would make an additional payment of $400.0 million to enable the Supplemental Fund to begin paying claims. The timing of further payments would be dictated by the rate of review and payment of claims by the Fund Administrator. The Company would ultimately deposit a total of $1,275.0 million, net of certain credits, into the Supplemental Fund;
o	All participating matrix Level I and Level II claimants who qualify under the Seventh Amendment, who pass the Settlement Fund’s medical review and who otherwise satisfy the requirements of the settlement (Category One class members) would receive a pro rata share of the $1,275.0 million Supplemental Fund, after deduction of certain expenses and other amounts from the Supplemental Fund. The pro rata amount would vary depending upon the number

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

On March 29, 2005, as collateral for the Company’s financial obligations under the Seventh Amendment, the Company established a security fund in the amount of $1,250.0 million. As of June 30, 2005, $1,050.0 million was included in Other current assets including deferred taxes and $200.0 million was included in Other assets including deferred taxes. The amounts in the security fund are owned by the Company and will earn interest income for the Company while residing in the security fund.

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

As of June 30, 2005, approximately 62,000 individuals who had filed Intermediate or Back-End opt out forms had pending lawsuits against the Company. The claims of approximately 46% of the plaintiffs in the Intermediate and Back-End opt out cases served on the Company are pending in Federal Court, with approximately 39% pending in State Courts. The claims of approximately 15% of the Intermediate and Back-End opt out plaintiffs have been removed from State Courts to Federal Court but are still subject to a possible remand to State Court. In addition, a large number of plaintiffs have asked the U.S. Court of Appeals for the Third Circuit to review and reverse orders entered by the Federal Court overseeing the settlement which had denied the plaintiffs’ motions to remand their cases to State Court. As of June 30, 2005, approximately 3,100 Intermediate or Back-End opt out plaintiffs have had their lawsuits dismissed for procedural or medical deficiencies or for various other reasons.

The claims of 18 class members who had taken advantage of the Intermediate and Back-End opt out rights created in the nationwide settlement went to verdict from January 1 through June 30, 2005. In three separate trials bifurcated to consider medical causation and damages in the first phase and liability in the second phase, verdicts were returned in favor of a total of seven plaintiffs, in the aggregate amount of approximately $840,000, at the close of the initial stage of each trial. Those cases have since been settled. Seven of the verdicts were defense verdicts in favor of the Company at the close of the initial phase in similarly bifurcated trials. Two verdicts involved cases in which the jury initially found in favor of the plaintiffs for $5.0 million and $500,000 respectively, but subsequently found for the Company during the liability phase, thereby negating the earlier damage finding. Verdicts of $100.0 million each were returned in favor of the remaining two plaintiffs at the close of the first phase of a similarly bifurcated trial. The Company moved for a mistrial following the return of the $100.0 million verdicts and the second phase was postponed until July 25, 2005. The mistrial motion has been fully briefed but not yet decided. The second phase of that trial was subsequently postponed again to October 2005. Also during this period, the Philadelphia Court of Common Pleas set aside an earlier verdict against the Company and in favor of three plaintiffs in the aggregate amount of $1.355 million. The court ordered a new trial of the second, or liability, phase of that case after determining that the testimony of plaintiffs’ only liability expert witness was inadequate and in violation of the Pennsylvania Rules of Evidence. A number of additional cases were settled, dismissed or adjourned during the first half of 2005. Additional Intermediate and Back-End opt out trials are scheduled throughout 2005 and 2006.

On January 18, 2005, the Company and counsel representing certain downstream opt out plaintiffs filed a motion with the District Court advising the Court that those parties had developed a proposed process by which large numbers of the downstream opt out cases might be negotiated and settled. The proposed process provides a methodology for valuing different categories of claims and also provides a structure for individualized negotiations between Wyeth and lawyers representing diet drug claimants. Counsel for greater than 90% of the plaintiffs with pending Intermediate and Back-End Opt Out lawsuits have agreed to participate in the process or are otherwise engaged in settlement discussions with the Company. Some of these discussions have resulted in settlement agreements, while other such discussions remain at a preliminary stage. The Company cannot predict the number of cases that might be settled as a result of this process.

On April 27, 2004, a jury in Beaumont, Texas hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson Cty., TX, returned a verdict in favor of the plaintiffs for $113.4 million in compensatory damages and $900.0 million in punitive damages for the wrongful death of the plaintiffs’ decedent, allegedly as a result of PPH caused by her use of PONDIMIN. On May 17, 2004, the Trial Court entered judgment on behalf of the plaintiffs for the full amount of the jury’s verdict, as well as $4.2 million in pre-judgment interest and $188,737 in guardian ad litem fees. On July 26, 2004, the Trial Court denied in their entirety the Company’s motions for a new trial or for judgment notwithstanding the verdict, including the Company’s request for application of Texas’s statutory cap on punitive damage awards. The Company has filed an appeal from the judgment entered by the Trial Court and believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. In connection with its appeal, the Company was required by Texas law to post a bond in the amount of $25.0 million. The Company filed its brief in support of the appeal on April 14, 2005. Oral argument is not expected until late 2005 or early 2006.

As of June 30, 2005, the Company was a defendant in approximately 357 pending lawsuits in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the Company and not by the Trust). Approximately 83 of these cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 160 of these cases, the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the plaintiffs meet the definition of PPH under the national settlement. The Company is aware of approximately 11 additional claims which are not currently the subject of a PPH lawsuit but which appear to meet the settlement’s PPH definition. During the course of settlement discussions, certain plaintiffs’ attorneys have informed the Company that they represent additional individuals who claim to have PPH, but the Company is unable to evaluate whether any such purported cases of PPH would meet the national settlement agreement’s definition of PPH. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends to vigorously defend those PPH cases that cannot be resolved prior to trial.

In the product liability litigation involving PREMARIN and PREMPRO, the Company’s estrogen and estrogen/progestin therapies, respectively, a class certification hearing was held June 1-3, 2005 before United States District Judge William Wilson of the United States District Court for the Eastern District of Arkansas, who has been assigned to conduct all coordinated pretrial proceedings in the federal litigation. The MDL plaintiffs seek to represent PREMPRO users in a class action to recover damages for purchase price refunds and medical monitoring costs. The Master Class Action Complaint seeks to certify a consumer fraud subclass of PREMPRO users in 29 states; an unfair competition subclass of users in 29 states and a medical monitoring subclass purportedly covering PREMPRO users in 27 states. The states allegedly involved are not consistent between each subclass. Following the hearing, Judge Wilson indicated that he intends to deny class certification of all the proposed classes and will issue a formal opinion shortly. In addition to the pending class actions, the Company is defending approximately 3,600 actions in various courts for personal injuries including claims for breast cancer, stroke, ovarian cancer and heart disease. Together, these cases assert claims on behalf of approximately 5,640 women alleged injured by PREMPRO or PREMARIN.

In the product liability litigation involving the Company’s cough/cold products that contained the ingredient phenylpropanolamine (PPA), the Company is currently a named defendant in approximately 355 lawsuits on behalf of a total of approximately 570 plaintiffs.

In the product liability litigation alleging that the administration of one or more vaccines containing thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company as well as by other vaccine manufacturers, causes severe neurological damage, including autism, the Company is currently defending approximately 380 lawsuits in various state and federal courts involving approximately 2,400 plaintiffs, approximately 990 of whom are vaccine recipients.

In the product liability litigation involving the veterinary product PROHEART 6, which the Company’s Fort Dodge Animal Health subsidiary voluntarily recalled from the market in September 2004, Deter v. Fort Dodge Animal Health, a putative class action pending in South Carolina state court, has been voluntarily dismissed with prejudice by the plaintiffs. An additional PROHEART 6 putative statewide class action has been filed. Plaintiffs in Higginbotham v. Fort Dodge Animal Health, et al., No. GIC 842886, Super. Ct., San Diego Cty., seek compensatory damages on the grounds that Fort Dodge violated California’s Consumer Legal Remedies Act in the manufacture, marketing, advertising, sale and distribution of PROHEART 6. Finally, the Company has received a demand letter pursuant to the Massachusetts Consumer Protection Statute demanding relief for economic injury on behalf of plaintiff and all other Massachusetts residents who purchased and had their pets injected with PROHEART 6 as a heartworm preventive. It is claimed that Wyeth falsely advertised PROHEART 6.

The Company has been served with two putative economic loss class actions relating to pediatric use of cough syrups containing the active ingredient dextromethorphan. The plaintiff in Thompson v. Wyeth, Inc., et al., No. 5 0247, Super. Ct., Essex Cty., MA, seeks to represent a class of Massachusetts consumers who bought cough syrups containing the active ingredient dextromethorphan for pediatric use during the period from February 11, 2002 through the present. Plaintiff claims that dextromethorphan is ineffective in providing nighttime relief for children with cough and sleep difficulty as a result of upper-respiratory infection. On a single count of common law fraud, plaintiff seeks compensatory damages and attorneys’ fees for the purported class. Plaintiff in Yescavage v. Wyeth, Inc., et al., No. 05-CA-000736, Circ. Court, Lee Cty., FL, seeks to represent a class of all similarly situated Florida residents who bought cough syrups containing the active ingredient dextromethorphan for pediatric use during the period from February 2001 through the present. Plaintiff seeks compensatory damages and attorneys’ fees for the purported class.

In the litigation in which plaintiffs allege that the defendant pharmaceutical companies artificially inflated the Average Wholesale Price (AWP) of their drugs, a total of 43 New

York counties have filed actions naming the Company as a defendant. All of these actions have been removed to federal court and have been transferred or are pending transfer to the U.S. District Court for the District of Massachusetts under the caption: In re: Pharmaceutical Industry AWP Litigation, MDL 1456 (MDL 1456). The majority of the New York counties are plaintiffs in a Consolidated Complaint that was filed in June 2005 that asserts statutory and common law claims for damages suffered as a result of alleged overcharging for prescription medication paid for by Medicaid. The Company intends to move to dismiss some or all of the claims in the Consolidated Complaint. By prior Order of the Court, additional proceedings involving the Company are not to occur pending the determination of the Company’s motion to dismiss. The Consolidated Complaint does not include the separate actions filed against the Company by the County of Erie and the County of Nassau, although the claims in these two actions are substantially similar to those in the Consolidated Complaint. The action filed by the County of Nassau is pending in MDL 1456. The action filed by the County of Erie, which was originally filed in New York state court, was removed to the Western District of New York and is pending transfer to the MDL proceeding. By stipulation, no response to the Complaint is due until motions related to the removal and transfer of the action to MDL 1456 are decided. Other than described above, the Consolidated Complaint supplants the complaints previously filed against the company by various New York counties. Finally, the California Attorney General has agreed to dismiss the Company from State of California v. Abbott Laboratories, et al., No. BC 287198 A, Super. Ct., Los Angeles Cty., Cal., without any payment. The suit had alleged that the Company falsely reported prices for ATIVAN injectable for the years 1997-2003.

In September 2002, Israel Bio-Engineering Project (IBEP) filed an action against Amgen, Immunex, the Company and one of the Company’s subsidiaries (Docket No. C02-6880 ER, D.Ca.) alleging infringement of U.S. Patent 5,981,701, by the manufacture, offer for sale, distribution and sale of ENBREL. IBEP is not the assignee of record of this patent, but is alleging ownership. IBEP seeks an accounting of damages and of any royalties or license fees paid to a third party and seeks to have the damages trebled on account of alleged willful infringement. IBEP also seeks to require the defendants to take a compulsory non-exclusive license. Under its agreement with Amgen for the promotion of ENBREL, the Company has an obligation to pay a portion of the patent litigation expenses related to ENBREL in the U.S. and Canada as well as a portion of any damages or other monetary relief awarded in such patent litigation. Yeda Research and Development Co., Ltd., the assignee of record of the patent, intervened in the case and filed a summary judgment motion seeking a ruling that it is the owner of the patent. On March 15, 2005, the U.S. Court of Appeals for the Federal Circuit affirmed in part and reversed in part the lower court’s summary judgment ruling in favor of the defendants that IBEP does not own the ‘701 Patent, and remanded the action to the lower court for further proceedings. The trial court has now set a trial date for January-February 2006.

The Company has received notifications from Teva Pharmaceuticals USA (Teva), Sandoz, Inc., Sun Pharmaceutical Advanced Research Centre Limited (Sun) and Dr. Reddy’s that Abbreviated New Drug Applications (ANDA) had been filed with the FDA seeking approval to market generic pantoprazole sodium 20 mg and 40 mg delayed release tablets. Pantoprazole sodium is the active ingredient used in PROTONIX. The

Orange Book lists two patents in connection with PROTONIX tablets. The first of these patents covers pantoprazole and expires in July 2010. The other listed patent is a formulation patent and expires in December 2016. Wyeth’s licensing partner, Altana Pharma AG (Altana) is the owner of these patents. In May 2004, Altana and the Company filed a lawsuit against Teva and Teva Pharmaceutical Industries Ltd. in the U.S. District Court for the District of New Jersey, Docket No. 2:04-CV-02355, alleging infringement of the patent expiring in 2010. On March 4, 2005, the Company received a second notification from Sun, indicating that Sun has now certified that it believes that the patent expiring in 2010 is invalid, not infringed, or unenforceable. On April 13, 2005, Altana and the Company filed a lawsuit against Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Advanced Research Centre Ltd. in the U.S. District Court for the District of New Jersey, Docket No. 2:05-CV-05-01966-JLL-RJH, alleging infringement of the patent expiring in 2010. The Company intends, and is informed that Altana intends, to vigorously pursue the causes of action under these litigations. In June 2005 Sun sent a third notification that Sun had filed an ANDA with the FDA seeking approval to market generic pantoprazole sodium I.V. The Company and Altana are analyzing Sun’s arguments.

On March 24, 2003, the Company filed suit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals, USA (Wyeth v. Teva Pharmaceuticals USA, Inc., Docket No. 03-CV-1293 (KSH), U.S.D.C., D. N.J.) alleging that the filing of an ANDA by Teva seeking FDA approval to market 37.5 mg, 75 mg, and 150 mg venlafaxine HCl extended-release capsules infringes certain of the Company’s patents. Venlafaxine HCl is the active ingredient used in EFFEXOR XR. The patents involved in the litigation relate to extended-release formulations of venlafaxine and/or methods of their use. These patents expire in 2017. Teva has asserted that these patents are invalid and/or not infringed. Under the 30-month stay provision of the Hatch-Waxman Act, any FDA approval of Teva’s ANDA cannot be made effective before August 2005 unless the court earlier decides that the patents are invalid or not infringed. Teva has not, to date, made any allegations as to the Company’s patent covering the compound, venlafaxine. Accordingly, Teva’s ANDA may further not be approved until the expiration of that patent, and its associated pediatric exclusivity period, on June 13, 2008. The District Court has set an October 2005 trial date.

On March 14, 2003, Aventis Pharma Deutschland (Aventis) and King Pharmaceuticals, Inc. (King) filed a patent infringement suit against Cobalt Pharmaceuticals (Cobalt) in the United States District Court for the District of Massachusetts (Aventis Pharma Deutschland GmbH and King Pharmaceuticals, Inc. v. Cobalt Pharmaceuticals Inc., Docket No. 03-10492JLT, U.S.D.C., D. Mass.) alleging that Cobalt infringes an Aventis patent for ramipril, which expires in October 2008, by filing an ANDA with the FDA seeking approval to market generic 1.25 mg, 2.5 mg, 5 mg, and 10 mg ramipril capsules. The Company co-promotes ALTACE (ramipril) together with King Pharmaceuticals, Inc. Cobalt has alleged that this patent is invalid. Under the 30-month stay provision of the Hatch-Waxman Act, any FDA approval of Cobalt’s ANDA cannot be made effective before August 2005, unless the court earlier finds the patent invalid or not infringed. The District Court has set a September 2005 trial date. In June 2005, Lupin, Ltd. (Lupin) notified King and Aventis that it had filed an ANDA seeking to market generic ramipril prior to expiration of U.S. 5,061,722, which expires in October 2008. The

Company has been advised that King and Aventis have filed a patent infringement suit against Lupin in the United States District Court of the District of Maryland.

Boston Scientific brought a patent infringement lawsuit against Cordis, seeking to enforce a patent on stent coatings against Cordis’ CYPHER sirolimus drug-eluting stent, Boston Scientific Scimed v. Cordis, Docket No. 03-283, U.S.D.C., D. Del. In an earlier filed action, Cordis sued Boston Scientific seeking to enforce Cordis’ stent architecture patent. In the respective actions, both Boston Scientific and Cordis sought a preliminary injunction against the other. On November 21, 2003, the District Court denied both motions for preliminary injunction. Cordis appealed the denial of the injunction against Boston Scientific to the U.S. Court of Appeals for the Federal Circuit. In May 2004, the appellate court affirmed the District Courts’ denial of the preliminary injunction. After jury trial Boston Scientific was found to infringe Cordis’ stent architecture patents and Cordis was found to infringe Boston Scientific’s coatings patent. Both Boston Scientific and Cordis have announced plans to appeal. Although the Company is not a party to this litigation, if Cordis were to be enjoined from selling the CYPHER stent, the Company could lose licensing income. Cordis has advised the Company that it intends to vigorously defend this litigation.

In the litigation alleging that the Company violated the antitrust laws through the use of exclusive contracts and “disguised exclusive contracts” with managed care organizations and pharmacy benefit managers concerning PREMARIN,the federal district court granted the Company’s motion for summary judgment in the J.B.D.L. Corp. v. Wyeth-Ayerst Pharmaceuticals, Inc., Civ. A. No. C-1-01-704, U.S.D.C., S.D. Oh., and CVS Meridian, Inc. et al. v. Wyeth, Civil A. No. C-1-03-781, U.S.D.C., S.D. Oh., actions. Plaintiffs in both actions have filed notices of appeal to the United States Court of Appeals for the Sixth Circuit. Various actions brought by indirect purchasers in both federal district court in Ohio and in state courts in both California and Vermont remain pending. In the Vermont action, Deyo v. Wyeth, No. 735-12-04 (Vt. Sup. Ct.), the Company has answered the Complaint and moved for a stay pending resolution of the previously-filed class action currently proceeding in federal court in Ohio, Ferrell v. Wyeth-Ayerst Laboratories, Inc., Civ. A. No. C-1-01-447, U.S.D.C., S.D. Oh.

In the litigation alleging that the Company, along with other pharmaceutical manufacturers, violated federal antitrust statutes and certain state laws by unlawfully agreeing to engage in conduct to prevent U.S. consumers from purchasing defendants’ prescription drugs from Canada, a motion by the Company and its co-defendants to dismiss the complaint has been granted in part and denied in part by the Magistrate Judge hearing the matter. An appeal to the District Court from this ruling is pending. In re Canadian Import Antitrust Litigation, Civ. No. 04-2724, U.S.D.C., D. Minn. Additionally, in the Clayworth v. Pfizer, et al., No. RG04172428, Super. Ct., Alameda Cty., action, the trial court overruled defendants’ demurrer to the Third Amended Complaint and held that plaintiffs’ conspiracy claims are adequately alleged. The trial court sustained the demurrer with respect to unilateral price discrimination claims. Defendants answered the Third Amended Complaint on July 15, 2005. Discovery is proceeding.

In the litigation alleging that certain animal feed products in Europe were contaminated by hormones allegedly originating at the Company’s AHP Manufacturing B.V. (d/b/a Wyeth Medica Ireland) affiliate, a Dutch animal feed supplier, Porker Foods B.V., and three Dutch pig farmers, who allege damage arising out of MPA contamination, filed suit in June 2005 in the Dutch courts. They seek a total of 5.9 million Euros in damages allegedly arising from the destruction of MPA-contaminated food and pigs. These claims are similar to those made by other Dutch pig farmers. The Company has received an additional claim letter, on behalf of another Dutch pig farmer, seeking unspecified damages.

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

Item 4.        Submission of Matters to a Vote of Security Holders

(a)	The matters described under item 4(c) below were submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on April 21, 2005 (the Annual Meeting).

(b)	Not applicable.

(c)	The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes):

(i)	Election of directors:

Nominee
Richard L. Carrion
Robert Essner
John D. Feerick
Frances D. Fergusson, Ph.D.
Robert Langer, Sc.D.
John P. Mascotte
Mary Lake Polan, M.D., Ph.D., M.P.H.
Ivan G. Seidenberg
Walter V. Shipley
John R. Torell III	For 1,033,597,399 1,032,704,760 1,034,990,037 1,040,596,541 1,040,912,217 1,007,174,836 1,041,077,640 1,033,849,084 1,034,798,535 1,034,880,378	Withheld 23,531,892 24,424,531 22,139,254 16,532,750 16,217,074 49,954,455 16,051,651 23,280,207 22,330,756 22,248,913

(ii)	Ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2005:

For 1,049,758,025	Against 6,109,123	Abstain 1,262,143

(iii)	Adoption of the 2005 Stock Incentive Plan:

For 810,417,189	Against 171,305,715	Abstain 5,785,685

There were 69,620,702 broker non-votes with reference to this item.

(iv)	Adoption of Stockholder Proposal regarding reimportation of prescription drugs:

For 203,212,785	Against 672,917,177	Abstain 111,378,627

There were 69,620,702 broker non-votes with reference to this item.

(v)	Adoption of Stockholder Proposal regarding separating the roles of Chairman and Chief Executive Officer:

For 388,881,257	Against 592,691,191	Abstain 5,936,141

There were 69,620,702 broker non-votes with reference to this item.

(vi)	Adoption of Stockholder Proposal regarding the disclosure of political contributions:

For 71,352,334	Against 814,943,945	Abstain 101,212,310

There were 69,620,702 broker non-votes with reference to this item.

(vii)	Adoption of Stockholder Proposal regarding discontinuation of PREMARIN and protection of mares:

For 14,467,152	Against 845,352,137	Abstain 127,689,300

There were 69,602,702 broker non-votes with reference to this item.

Item 5.         Other Information

On August 3, 2005, the Company entered into a $1,350.0 million, five-year revolving credit facility to replace its existing three-year revolving credit facility scheduled to mature in March 2006, in the form attached hereto as Exhibit 10.1, which is incorporated herein by reference. On August 3, 2005, the Company also entered into an amendment to its existing $1,747.5 million, five-year revolving credit facility scheduled to mature in February 2009, in the form attached hereto as Exhibit 10.2, which is incorporated herein by reference. The amendments to the existing facility generally mirror the provisions of the new credit facility (other than the maturity date which remains February 2009), including certain cost and rate reductions. The lenders under each facility consist of a group of banks and other financial institutions named therein, with JPMorgan Chase Bank, N.A. acting as administrative agent. The Company has other arms-length relationships with the participating banks and financial institutions. The Company has not drawn any funds from either the three-year credit facility that is being replaced or the existing five-year facility. The proceeds from the credit facilities may be used for general corporate and working capital purposes and to support commercial paper, if any.

Item 6.         Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No. (10.1) (10.2) (12) (31.1) (31.2) (32.1) (32.2)	Description

Five-Year Credit Agreement, dated as of August 3, 2005, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan
Chase Bank, N.A., as administrative agent for the lenders thereto.

First Amendment to Five-Year Credit Agreement, dated as of August 3, 2005, amending the agreement dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank,
N.A., as administrative agent for the lenders thereto.

Computation of Ratio of Earnings to Fixed Charges.

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

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The following Current Reports on Form 8-K were filed or furnished by the Company:

o	April 20, 2005 relating to furnishing Wyeth's earnings results for the 2005 first quarter (Items 2.02 and 9.01 disclosure).

o	April 22, 2005 relating to the adoption of the 2005 Stock Incentive Plan (Items 1.01 and 9.01 disclosure).

o	June 28, 2005 relating to furnishing information on Wyeth's 2005 earnings guidance (Items 7.01 and 9.01 disclosure).

o	July 20, 2005 relating to furnishing Wyeth's earnings results for the 2005 second quarter (Items 2.02 and 9.01 disclosure).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wyeth (Registrant) By: /s/ Paul J. Jones —————————————— Paul J. Jones Vice President and Controller (Duly Authorized Signatory and Chief Accounting Officer)

Date: August 5, 2005

Exhibit Index

Exhibit No. (10.1) (10.2) (12) (31.1) (31.2) (32.1) (32.2)	Description

Five-Year Credit Agreement, dated as of August 3, 2005, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan
Chase Bank, N.A., as administrative agent for the lenders thereto.

First Amendment to Five-Year Credit Agreement, dated as of August 3, 2005, amending the agreement dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank,
N.A., as administrative agent for the lenders thereto.

Computation of Ratio of Earnings to Fixed Charges.

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