Form 10-Q
period 2005-09-30
WYETH
filed 2005-11-07
CIK 5187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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
      Yes   X      No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      Yes            No   X

The number of shares of Common Stock outstanding as of the close of business on October 31, 2005:

Class	Number of Shares Outstanding
Common Stock, $0.33-1/3 par value	1,342,259,318

WYETH

INDEX

	Page	No.
Part I - Part II - Signature Exhibit Index	Financial Information (Unaudited)

Item 1.   Consolidated Condensed Financial Statements:

              Consolidated Condensed Balance Sheets -
                 September 30, 2005 and December 31, 2004

              Consolidated Condensed Statements of Operations -
                 Three and Nine Months Ended September 30, 2005 and 2004

              Consolidated Condensed Statements of Changes in                  Stockholders' Equity - Nine Months Ended
                 September 30, 2005 and 2004

              Consolidated Condensed Statements of Cash Flows -
                 Nine Months Ended September 30, 2005 and 2004

              Notes to Consolidated Condensed Financial Statements

Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Item 4.   Controls and Procedures

Other Information

Item 1.   Legal Proceedings

Item 6. Exhibits		2 3 4 5 6 7 - 23 24 - 48 49 49 50 50 - 58 59 60 EX - 1

Items other than those listed above have been omitted because they are not applicable.

Part I — Financial Information

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of September 30, 2005 and December 31, 2004, the results of its operations for the three and nine months ended September 30, 2005 and 2004, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2005 and 2004. It is suggested that these consolidated condensed financial statements and management’s discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company’s 2004 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, and information contained in Current Reports on Form 8-K filed since the filing of the 2004 Form 10-K.

We make available through our Company Internet website, free of charge, our Company filings with the SEC as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The reports we make available include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements, and any amendments to those documents. The Company’s Internet website address is www.wyeth.com.

WYETH
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands Except Per Share Amounts)
(Unaudited)

	September 30, 2005	December 31, 2004

ASSETS
Cash and cash equivalents	$ 5,282,325	$ 4,743,570
Marketable securities	893,396	1,745,558
Accounts receivable less allowances	3,130,666	2,798,565
Inventories:
Finished goods	787,570	851,059
Work in progress	1,220,304	1,340,245
Materials and supplies	364,544	286,705

	2,372,418	2,478,009
Other current assets including deferred taxes	4,443,420	2,672,327

Total Current Assets	16,122,225	14,438,029
Property, plant and equipment	12,930,470	13,077,351
Less accumulated depreciation	3,689,151	3,553,001

	9,241,319	9,524,350
Goodwill	3,839,088	3,856,410
Other intangibles, net of accumulated amortization
(September 30, 2005-$166,313 and December 31, 2004-$166,827)	287,952	212,360
Other assets including deferred taxes	4,908,802	5,598,555

Total Assets	$34,399,386	$33,629,704

LIABILITIES
Loans payable	$ 8,523	$ 330,706
Trade accounts payable	714,249	949,251
Dividends payable	335,477	—
Accrued expenses	8,527,095	7,051,557
Accrued taxes	609,692	204,028

Total Current Liabilities	10,195,036	8,535,542
Long-term debt	7,789,136	7,792,311
Accrued postretirement benefit obligations other than pensions	1,083,775	1,024,239
Other noncurrent liabilities	4,006,538	6,429,709

Total Liabilities	23,074,485	23,781,801

Contingencies and commitments (Note 6)
STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share	37	40
Common stock, par value $0.33-1/3 per share	447,293	445,031
Additional paid-in capital	5,040,639	4,817,024
Retained earnings	5,782,486	4,118,656
Accumulated other comprehensive income	54,446	467,152

Total Stockholders' Equity	11,324,901	9,847,903

Total Liabilities and Stockholders' Equity	$34,399,386	$33,629,704

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	$ 4,716,261	$ 4,471,836	$14,009,094	$12,709,830

Cost of goods sold	1,361,040	1,222,341	4,047,587	3,563,842
Selling, general and administrative expenses	1,506,654	1,419,842	4,487,247	4,201,546
Research and development expenses	639,998	525,855	1,873,659	1,815,412
Interest expense, net	20,205	26,585	67,356	85,413
Other income, net	(75,746)	(49,736)	(348,374)	(290,301)

Income before income taxes	1,264,110	1,326,949	3,881,619	3,333,918
Provision (benefit) for income taxes	394,253	(94,343)	957,017	335,578

Net income	$ 869,857	$ 1,421,292	$ 2,924,602	$ 2,998,340

Basic earnings per share	$ 0.65	$ 1.07	$ 2.18	$ 2.25

Diluted earnings per share	$ 0.64	$ 1.05	$ 2.16	$ 2.22

Dividends paid per share of common stock	$ 0.23	$ 0.23	$ 0.69	$ 0.69

Dividends declared per share of common stock	$ 0.25	$ 0.23	$ 0.94	$ 0.92

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands Except Per Share Amounts)
(Unaudited)

Nine Months Ended September 30, 2005:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity

Balance at January 1, 2005	$ 40	$445,031	$4,817,024	$ 4,118,656	$ 467,152	$ 9,847,903
Net income				2,924,602		2,924,602
Currency translation adjustments					(440,945)	(440,945)
Unrealized gains on derivative contracts, net					37,508	37,508
Unrealized losses on marketable securities, net					(9,269)	(9,269)

Comprehensive income, net of tax						2,511,896

Cash dividends declared (1)				(1,259,262)		(1,259,262)
Common stock issued for stock options		2,165	183,220			185,385
Other exchanges	(3)	97	40,395	(1,510)		38,979

Balance at September 30, 2005	$ 37	$447,293	$5,040,639	$ 5,782,486	$ 54,446	$ 11,324,901

Nine Months Ended September 30, 2004:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance at January 1, 2004	$ 42	$444,151	$4,764,390	$ 4,112,285	$(26,487)	$ 9,294,381
Net income				2,998,340		2,998,340
Currency translation adjustments					12,333	12,333
Unrealized gains on derivative contracts, net					31,370	31,370
Unrealized losses on marketable securities, net					(10,366)	(10,366)

Comprehensive income, net of tax						3,031,677

Cash dividends declared (2)				(1,226,939)		(1,226,939)
Common stock issued for stock options		436	32,992			33,428
Other exchanges	(1)	98	(15,366)	(527)		(15,796)

Balance at September 30, 2004	$ 41	$444,685	$4,782,016	$ 5,883,159	$6,850	$11,116,751

(1)	Included in cash dividends declared were the following dividends payable at September 30, 2005:
–	Common stock cash dividend of $0.25 per share ($335,470 in the aggregate) declared on September 29, 2005 and payable on December 1, 2005; and
–	Preferred stock cash dividends of $0.50 per share ($7 in the aggregate) declared on June 23, 2005 and paid on October 3, 2005.

(2)	Included the cash dividends declared were the following dividends payable at September 30, 2004:
–	Common stock cash dividend of $0.23 per share ($306,832 in the aggregate) declared on September 30, 2004 and paid on December 1, 2004; and
–	Preferred stock cash dividends of $0.50 per share ($8 in the aggregate) declared on June 16, 2004 and paid on October 1, 2004.

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Operating Activities
Net income	$ 2,924,602	$ 2,998,340
Adjustments to reconcile net income to net cash
provided by operating activities:
Tax on repatriation	170,000	—
Gains on sales of assets	(140,051)	(185,048)
Depreciation and amortization	485,672	447,564
Change in deferred income taxes	307,472	167,979
Seventh Amendment security fund	(1,250,000)	—
Income tax adjustment	—	(407,600)
Diet drug litigation payments	(931,565)	(507,351)
Changes in working capital, net	(583,831)	(631,402)
Other items, net	173,673	(24,794)

Net cash provided by operating activities	1,155,972	1,857,688

Investing Activities
Purchases of property, plant and equipment	(700,407)	(869,600)
Proceeds from sales of assets	341,011	348,089
Purchase of additional equity interest in joint venture	(92,725)	—
Proceeds from sales and maturities of marketable securities	1,480,826	1,024,129
Purchases of marketable securities	(638,124)	(1,533,157)

Net cash provided by (used for) investing activities	390,581	(1,030,539)

Financing Activities
Repayments of long-term debt	(328,187)	(1,500,000)
Other borrowing transactions, net	83,455	(4,899)
Dividends paid	(923,785)	(920,099)
Exercises of stock options	185,385	33,428

Net cash used for financing activities	(983,132)	(2,391,570)

Effect of exchange rate changes on cash and cash equivalents	(24,666)	(3,436)

Increase (decrease) in cash and cash equivalents	538,755	(1,567,857)
Cash and cash equivalents, beginning of period	4,743,570	6,069,794

Cash and cash equivalents, end of period	$ 5,282,325	$ 4,501,937

Supplemental Information
Interest payments	$ 340,761	$ 256,571
Income tax payments, net of refunds	318,913	552,834

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2005	2004	2005	2004

Net income, as reported	$869,857	$1,421,292	$2,924,602	$2,998,340
Add: Stock-based employee compensation
expense included in reported net income,
net of tax	24,525	5,237	51,215	11,605
Deduct: Total stock-based employee
compensation expense determined
under fair value-based method for all
awards, net of tax	(74,686)	(73,787)	(220,333)	(235,115)

Adjusted net income	$819,696	$1,352,742	$2,755,484	$2,774,830

Earnings per share:
Basic - as reported	$0.65	$1.07	$2.18	$2.25

Basic - adjusted	$0.61	$1.01	$2.06	$2.08

Diluted - as reported	$0.64	$1.05	$2.16	$2.22

Diluted - adjusted	$0.60	$1.00	$2.03	$2.05

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123R). Statement 123R replaces SFAS No. 123 and supersedes APB No. 25 and its related implementation guidance. Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. On April 14, 2005, the SEC approved a new rule which delays the effective date of

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Statement 123R for the Company to January 1, 2006. Currently, the Company discloses the pro forma expense effect of such grants in the footnotes to the financial statements.

Based on recent accounting interpretations, pro forma stock-based compensation expense should include amounts related to the accelerated amortization of the fair value of options granted to retirement-eligible employees. Currently, the Company recognizes pro forma stock-based compensation expense related to retirement-eligible employees over the award’s contractual vesting period. The impact of accelerated vesting on the pro forma stock-based compensation expense would have resulted in an expense reduction of $8.4 million and $14.3 million, both net of tax, for the 2005 and 2004 third quarter, respectively, and a reduction of $11.8 million and $15.5 million, both net of tax, for the 2005 and 2004 first nine months. The Company will record the impact of accelerated vesting for options granted to retirement-eligible employees subsequent to January 1, 2006 and continue to provide pro forma disclosure related to those options granted in prior periods.

During the 2005 second quarter, the Company implemented changes in its share-based compensation programs that included a reduction in the total number of stock options awarded and the granting of performance share awards and restricted stock unit awards to a broader employee base. In the past, performance share awards and restricted stock unit awards were granted only to a limited number of employees, including key executives. The 2005 performance share awards will be converted to shares of common stock based on the achievement of certain performance criteria related to performance year 2007. The 2005 restricted stock unit awards generally are converted into common stock at the end of three years.

The Company plans to adopt Statement 123R effective January 1, 2006 using the modified prospective method which requires companies (1) to record compensation expense for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and (2) to record compensation expense for any awards issued, modified or settled after the effective date of the statement. The Company expects the adoption of Statement 123R will have a material impact on the results of operations and earnings per share beginning in 2006.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Goodwill and Other Intangibles: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the changes in the carrying amount of goodwill by reportable segment for the three and nine months ended September 30, 2005 are as follows:

(In thousands)	Pharmaceuticals	Consumer Healthcare	Animal Health	Total

Balance at December 31, 2004	$ 2,728,565	$ 593,606	$ 534,239	$ 3,856,410
Addition	23,037	—	—	23,037
Reduction	—	(9,361)	—	(9,361)
Currency translation adjustments	(28,826)	(1,543)	(629)	(30,998)

Balance at September 30, 2005	$ 2,722,776	$ 582,702	$ 533,610	$ 3,839,088

In April 2005, the Company increased its ownership in a joint venture (in Japan) with Takeda Pharmaceutical Company, Limited from 60% to 70%, which, based on a preliminary purchase price allocation, resulted in additions to Other intangibles, net of accumulated amortization of $38.0 million and Goodwill of $23.0 million.

The goodwill reduction relates to the allocation of goodwill to the Company’s SOLGAR product line, which was sold in the 2005 third quarter for $115.0 million.

Recently Issued Accounting Standards: SFAS No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4 (SFAS No. 151), amends and clarifies the accounting guidance for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that these items be recognized as current period charges regardless of whether they meet the criterion of “abnormal” as mentioned in ARB No. 43, Chapter 4, Inventory Pricing. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not anticipate the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In March 2005, the FASB released FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. This Interpretation clarifies the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005 for calendar-year enterprises). The Company is assessing the potential impact, if any, the adoption of this Interpretation may have on its financial position or results of operations.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 2.        Earnings per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2005	2004	2005	2004
Net income less preferred dividends	$ 869,857	$ 1,421,292	$2,924,579	$2,998,316
Denominator:
Weighted average common shares outstanding	1,341,307	1,333,866	1,338,792	1,333,434

Basic earnings per share	$ 0.65	$ 1.07	$ 2.18	$ 2.25

Numerator:
Net income	$ 869,857	$ 1,421,292	$2,924,602	$2,998,340
Interest expense on contingently convertible debt(1)	5,520	1,535	13,997	3,497

Net income, as adjusted	$ 875,377	$ 1,422,827	$2,938,599	$3,001,837

Denominator:
Weighted average common shares outstanding	1,341,307	1,333,866	1,338,792	1,333,434
Common stock equivalents of outstanding stock
options, deferred contingent common stock
awards, restricted stock awards and
convertible preferred stock(2)	8,568	3,082	6,250	3,848
Common stock equivalents of assumed conversion
of contingently convertible debt(1)	16,890	16,890	16,890	16,890

Total shares(2)	1,366,765	1,353,838	1,361,932	1,354,172

Diluted earnings per share(1)(2)	$ 0.64	$ 1.05	$ 2.16	$ 2.22

(1)	Diluted earnings per share reflects the impact of Emerging Issues Task Force Issue No. 04-8 (EITF No. 04-8), Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings per Share, which requires the inclusion of the dilutive effect from contingently convertible debt instruments with market price contingencies in the calculation of diluted earnings per share (EPS). Accordingly, interest expense on the Company’s contingently convertible debt, net of capitalized interest and taxes, is added back to reported net income, and the additional common shares (assuming conversion) are included in total shares outstanding for purposes of calculating diluted EPS. In accordance with EITF No. 04-8, which was effective for all periods ending after December 15, 2004 with restatement of previously reported diluted EPS calculations, each of the 2004 third quarter and first nine months diluted EPS have been restated to reflect a $0.01 and $0.02 dilution, respectively, as a result of the application of this Issue. The sum of the 2004 first, second and third quarters diluted EPS do not add to year-to-date EPS due to rounding.

(2)	At September 30, 2005 and 2004, approximately 79,030 and 124,261 of common shares, respectively, related to options outstanding under the Company’s Stock Incentive Plans were excluded from the computation of diluted EPS, as the effect would have been antidilutive.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 3.        Marketable Securities

The Company has marketable debt and equity securities, which are classified as either available-for-sale or held-to-maturity, depending on management’s investment intentions at the time of purchase relating to these securities.

The cost, gross unrealized gains (losses) and fair value of available-for-sale and held-to-maturity securities by major security type at September 30, 2005 and December 31, 2004 were as follows:

(In thousands) At September 30, 2005	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available-for-sale:
U.S. Treasury securities	$ 19,705	$ —	$ (323)	$ 19,382
Certificates of deposit	1,344	—	—	1,344
Corporate debt securities	177,464	158	(348)	177,274
Mortgage-backed securities	8,864	20	—	8,884
Equity securities	47,889	9,651	(6,709)	50,831
Institutional fixed income fund	346,042	9,831	(3,876)	351,997

Total available-for-sale	601,308	19,660	(11,256)	609,712

Held-to-maturity:
Commercial paper	282,686	—	—	282,686
Certificates of deposit	998	—	—	998

Total held-to-maturity	283,684	—	—	283,684

Total marketable securities	$ 884,992	$ 19,660	$ (11,256)	$ 893,396

(In thousands) At December 31, 2004	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value

Available-for-sale:
U.S. Treasury securities	$ 60,439	$ —	$ (286)	$ 60,153
Commercial paper	32,597	—	—	32,597
Certificates of deposit	54,867	3	(52)	54,818
Corporate debt securities	485,007	130	(528)	484,609
Asset-backed securities	258,543	15	(166)	258,392
Mortgage-backed securities	77,983	4	(67)	77,920
Other debt securities	2,469	—	(12)	2,457
Equity securities	48,264	8,998	(6,918)	50,344
Institutional fixed income fund	531,929	16,713	—	548,642

Total available-for-sale	1,552,098	25,863	(8,029)	1,569,932

Held-to-maturity:
Commercial paper	175,626	—	—	175,626

Total marketable securities	$1,727,724	$ 25,863	$ (8,029)	$1,745,558

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The contractual maturities of debt securities classified as available-for-sale at September 30, 2005 were as follows:

(In thousands)	Cost	Fair Value

Available-for-sale:
Due within one year	$75,108	$74,918
Due after one year through five years	115,817	115,549
Due after five years through 10 years	455	454
Due after 10 years	15,997	15,963

	$207,377	$206,884

All held-to-maturity debt securities are due within one year and had aggregate fair values of $283.7 million at September 30, 2005.

Note 4.         Pensions and Other Postretirement Benefits

Net periodic benefit cost for the Company’s defined benefit plans for the three and nine months ended September 30, 2005 and 2004 (principally for the U.S.) was as follows:

	Pensions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands) Components of Net Periodic Benefit Cost	2005	2004	2005	2004
Service cost	$ 41,544	$ 36,980	$ 125,116	$ 110,523
Interest cost	66,523	64,187	200,376	192,376
Expected return on plan assets	(84,121)	(77,607)	(252,936)	(232,754)
Amortization of prior service cost	2,163	2,834	6,460	8,511
Amortization of transition obligation	266	(398)	832	(1,225)
Recognized net actuarial loss	26,840	25,066	80,759	75,220
Termination benefits	4,365	—	4,365	—
Curtailment loss	2,466	—	2,466	—

Net periodic benefit cost	$ 60,046	$ 51,062	$ 167,438	$ 152,651

	Other Postretirement Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands) Components of Net Periodic Benefit Cost	2005	2004	2005	2004
Service cost	$ 12,259	$ 8,560	$ 36,764	$ 30,255
Interest cost	25,757	18,256	77,244	64,429
Amortization of prior service cost	(5,231)	(3,325)	(15,694)	(11,512)
Recognized net actuarial loss	12,040	4,144	36,110	15,755

Net periodic benefit cost	$ 44,825	$ 27,635	$ 134,424	$ 98,927

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2005, $197.8 million and $75.2 million of contributions have been made in 2005 to the Company’s defined benefit pension plans and other postretirement benefit plans, respectively. The Company presently anticipates total contributions to be made during 2005 to fund its defined benefit pension and other postretirement benefit plans will approximate $202.0 million and $110.0 million, respectively.

Note 5.        Productivity Initiatives

During 2005, the Company launched several long-term productivity initiatives and began a review of its production network to achieve optimal efficiencies and reduce production costs for the Company’s global core products. As a result, during the 2005 third quarter, the Company decided to implement a three-year transitional plan to phase out its pharmaceutical manufacturing site at Rouses Point, New York and also announced the national phased adoption of a reorganized U.S. primary care Pharmaceuticals sales force.

In the 2005 third quarter, the Company recorded pre-tax charges of $136.0 million related to its long-term productivity initiatives. These charges include severance and other related personnel costs of $119.2 million, accelerated depreciation for certain facilities expected to be closed of $6.6 million, and period costs related to the implementation of the initiatives of $10.2 million. Approximately $2.6 million of the severance and other related personnel costs have been paid during the third quarter and the remaining amounts are expected to be paid over the next 36 months. These charges were partially offset during the quarter by a pre-tax gain of $40.2 million related to the sale of certain assets. The impact of the charges less the asset sale gain on the quarter was $95.8 million ($63.4 million after tax or $.05 per share-diluted).

The Company recorded the charges, including personnel and other costs, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, SFAS No. 112, Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43 and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The activities are related to the Pharmaceuticals business and were recorded to recognize the costs of closing certain manufacturing facilities and the elimination of certain positions at the Company’s facilities and within the Pharmaceuticals sales force. Charges of $69.4 million were recorded within Cost of Goods Sold, $61.4 million within Selling, General and Administrative Expenses and $5.2 million within Research and Development Expenses, offset, in part, by the asset sale gain of $40.2 million recorded within Other Income, Net.

The Company expects additional costs as other strategic decisions are made, such as asset impairments, accelerated depreciation, personnel costs and other exit costs, as well as certain implementation costs associated with the initiatives, to continue for several years and are projected to total approximately $750.0 million to $1.0 billion, on a pre-tax basis.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 6.         Contingencies and Commitments

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

On October 7, 1999, the Company announced a nationwide class action settlement (the settlement) to resolve litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN. The settlement covered all claims arising out of the use of REDUX or PONDIMIN, except for PPH claims, and was open to all REDUX or PONDIMIN users in the United States. As originally designed, the settlement was administered by an independent Settlement Trust and comprised of two settlement funds. Fund A (with a value at the time of settlement of $1,000.0 million plus $200.0 million for legal fees) was created to cover refunds, medical screening costs, additional medical services and cash payments, education and research costs, and administration costs. Fund A has been fully funded by contributions by the Company. Fund B (which was to be funded by the Company on an as-needed basis up to a total of $2,550.0 million) would compensate claimants with significant heart valve disease depending upon their age and the severity of their condition according to a five-level settlement matrix. The two funds have now been combined into a single fund. Total diet drug litigation payments were $340.5 million and $931.6 million for the 2005 third quarter and first nine months, respectively, of which, $85.1 million and $246.8 million for the 2005 third quarter and first nine months, respectively, were made in connection with the nationwide settlement (including the proposed Seventh Amendment, as discussed below). Payments under the national settlement may continue, if necessary, until 2018.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

In 2004, the Company increased its reserves in connection with the REDUX and PONDIMIN diet drug matters by $4,500.0 million, bringing the total of the charges taken to date to $21,100.0 million. The $6,234.8 million reserve balance at September 30, 2005 represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement (as it would be amended by the proposed Seventh Amendment, discussed below), initial opt outs, PPH claims, downstream opt out cases and the Company’s legal fees related to the diet drug litigation. The current reserve takes into account the terms of the proposed Seventh Amendment, the Company’s settlement discussions with plaintiffs’ attorneys representing a number of individuals who have opted out of the nationwide settlement, its experiences with the downstream opt out cases that have been litigated or settled to date and its projected expenses in connection with the diet drug litigation. However, due to the need for final appellate court approval of the proposed Seventh Amendment, the uncertainty of the Company’s ability to consummate settlements with the downstream opt out plaintiffs, the number and amount of any future verdicts that may be returned in downstream opt out and PPH litigation, and the inherent uncertainty surrounding any litigation, it is possible that additional reserves may be required in the future and the amount of such additional reserves may be significant.

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

On March 15, 2005, United States District Judge Harvey Bartle III, the federal judge of the United States District Court for the Eastern District of Pennsylvania overseeing the

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

national class action settlement, approved the proposed Seventh Amendment as “fair, adequate and reasonable.” Three appeals from Judge Bartle’s decision were filed by April 14, 2005, the deadline for such appeals. Two of those appeals were withdrawn by the appellants who brought them. On November 1, 2005, the United States Court of Appeals for the Third Circuit dismissed the appeal of the remaining appellant and remanded the appellant's claim to the District Court for the limited purpose of submitting the claim for re-auditing under the terms of the original settlement agreement. If the appellant does not seek review from the United States Supreme Court, the proposed Seventh Amendment would become effective in early 2006. When and if all appeals are finally resolved, the proposed Seventh Amendment would include the following key terms:

o	The amendment would create a new Supplemental Fund, to be administered by a Fund Administrator who will be appointed by the District Court and who will process most pending Level I and Level II matrix claims;
o	After District Court approval, the Company became obligated to make initial payments of up to $50.0 million (of which $25.0 million has been paid) to facilitate the establishment of the Supplemental Fund and to enable the Supplemental Fund to begin reviewing claims. Following the exhaustion of any further appellate review, the Company would make an initial payment of $400.0 million to enable the Supplemental Fund to begin paying claims. The timing of additional payments would be dictated by the rate of review and payment of claims by the Fund Administrator. The Company would ultimately deposit a total of $1,275.0 million, net of certain credits, into the Supplemental Fund;
o	All participating matrix Level I and Level II claimants who qualify under the Seventh Amendment, who pass the Settlement Fund’s medical review and who otherwise satisfy the requirements of the settlement (Category One class members) would receive a pro rata share of the $1,275.0 million Supplemental Fund, after deduction of certain expenses and other amounts from the Supplemental Fund. The pro rata amount would vary depending upon the number of claimants who pass medical review, the nature of their claims, their age and other factors. A participating Category One class member who does not qualify for a payment after such medical review would be paid $2,000 from the Supplemental Fund;
o	Participating class members who might in the future have been eligible to file Level I and Level II matrix claims (Category Two class members) would be eligible to receive a $2,000 payment from the Trust; such payments would be funded by the Company apart from its other funding obligations under the nationwide settlement;
o	If the participants in the Seventh Amendment have heart valve surgery or other more serious medical conditions on Levels III through V of the nationwide settlement matrix by the earlier of 15 years from the date of their last diet drug ingestion or by December 31, 2011, they would remain eligible to submit claims to the existing Trust and be paid the current matrix amounts if they qualify for such payments under terms modified by the Seventh Amendment. In the event

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

the existing Trust is unable to pay those claims, the Company would guarantee payment; and
o	All class members who participate in the Seventh Amendment would give up any further opt out rights as well as the right to challenge the terms of and the binding effect of the nationwide settlement. Final approval of the Seventh Amendment also would preclude any lawsuits by the Trust or the Company to recover any amounts previously paid to class members by the Trust, as well as terminate the Trust’s Claims Integrity Program as to all claimants who do not opt out of the Seventh Amendment.

On March 29, 2005, as collateral for the Company’s financial obligations under the Seventh Amendment, the Company established a security fund in the amount of $1,250.0 million. As of September 30, 2005, $1,050.0 million was included in Other current assets including deferred taxes and $200.0 million was included in Other assets including deferred taxes. The amounts in the security fund are owned by the Company and will earn interest income for the Company while residing in the security fund.

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

Nationwide Settlement Matrix Claims Data
The settlement agreement grants the Company access to claims data maintained by the Settlement Trust. Based on its review of that data, the Company understands that, as of October 12, 2005, the Trust had recorded approximately 121,845 matrix claim forms. Approximately 33,485 of these forms were so deficient, incomplete or duplicative of other forms filed by the same claimant that, in the Company’s view, it is unlikely that a significant number of these forms will result in further claims processing.

The Company’s understanding of the status of the remaining approximately 88,360 forms, based on its analysis of data received from the Trust through October 12, 2005, is as follows. Approximately 32,065 of the matrix claims had been processed to completion, with those claims either paid (approximately 4,480 payments, totaling $1,585.9 million, had been made to approximately 4,260 claimants), denied or in show cause proceedings (approximately 26,010) or withdrawn. Approximately 2,260 claims were in some stage of the 100% audit process ordered in late 2002 by the District Court overseeing the national settlement. An additional approximately 17,835 claims alleged conditions that, if true, would entitle the claimant to receive a matrix award; these claims

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

had not yet entered the audit process. Another approximately 23,800 claims with similar allegations have been purportedly substantiated by physicians or filed by law firms whose claims are now subject to the outcome of the Trust’s Claims Integrity Program.(1) Approximately 12,365 claim forms did not contain sufficient information even to assert a matrix claim, although some of those claim forms could be made complete by the submission of additional information and could therefore become eligible to proceed to audit in the future. The remaining approximately 35 claims were in the data entry process and could not be assessed.

Challenges to the Nationwide Settlement
Counsel representing approximately 8,600 class members have filed a motion with the District Court seeking a ruling that the nationwide settlement agreement is void. The motion asserts that there was inadequate representation of the class when the settlement agreement was negotiated, that the parties and their experts made mutual mistakes in projecting the amount of money that would be needed to pay all valid claims, that the original notice to the class was inadequate and that the Court had lacked subject matter jurisdiction over some of the class members’ claims. The motion seeks an opportunity for all class members to decide a second time whether or not to be included in the class and therefore bound by the settlement agreement. The District Court had stayed briefing and consideration of the motion pending its decision on approval of the proposed Seventh Amendment, which as discussed above would preclude such claims on behalf of class members who participate. Briefing on the motion has now been completed but no date has been set for argument of the motion and it is not known when it will be decided.

Certain class members also have filed a number of other motions and lawsuits attacking both the binding effect of the settlement and the administration of the Trust, some of which have been decided against class members and are currently on appeal. The Company cannot predict the outcome of any of these motions or lawsuits.

Downstream Opt Out Cases
As of September 30, 2005, approximately 58,500 individuals who had filed Intermediate or Back-End opt out forms had pending lawsuits against the Company. The claims of approximately 51% of the plaintiffs in the Intermediate and Back-End opt out cases served on the Company are pending in Federal Court, with approximately 38% pending in State Courts. The claims of approximately 11% of the Intermediate and Back-End opt out plaintiffs have been removed from State Courts to Federal Court but are still subject to a possible remand to State Court. In addition, a large number of plaintiffs have asked the United States Court of Appeals for the Third Circuit to review and reverse orders entered by the Federal Court overseeing the settlement which had denied the plaintiffs’ motions to remand their cases to State Court. Another group of plaintiffs with cases in Federal Court has filed a mandamus petition with the Third Circuit seeking an order compelling the MDL court to transfer their cases back to the federal courts in the jurisdictions in which the cases were originally filed. As of September 30, 2005, approximately 6,500 Intermediate or Back-End opt out plaintiffs have had their lawsuits dismissed for procedural or medical deficiencies or for various other reasons.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The claims of 27 class members who had taken advantage of the Intermediate and Back-End opt out rights created in the nationwide settlement went to verdict from January 1 through November 3, 2005. In six separate trials bifurcated to consider medical causation and damages in the first phase and liability in the second phase, verdicts were returned in favor of a total of eight plaintiffs, in the aggregate amount of approximately $930,000, at the close of the initial stage of each trial. One of those cases, in which the plaintiff was awarded $88,000, will be appealed; the remainder of those cases have since been settled. Fifteen of the verdicts were defense verdicts in favor of the Company at the close of the initial phase in similarly bifurcated trials. Two verdicts involved cases in which the jury initially found in favor of the plaintiffs for $5.0 million and $500,000 respectively, but subsequently found for the Company during the liability phase, thereby negating the earlier damage finding. Verdicts of $100.0 million each were returned in favor of the remaining two plaintiffs at the close of the first phase of a similarly bifurcated trial. The Company moved for a mistrial following the return of the $100.0 million verdicts and the second phase was postponed until October 3, 2005. On September 30, 2005, pursuant to the agreement of the parties, the court granted the Company’s motion, vacated the verdicts and ordered a new trial and the cases were settled. Also during this period, the Philadelphia Court of Common Pleas set aside an earlier verdict against the Company and in favor of three plaintiffs in the aggregate amount of $1.355 million. The court ordered a new trial of the second, or liability, phase of that case after determining that the testimony of plaintiffs’ only liability expert witness was inadequate and in violation of the Pennsylvania Rules of Evidence. A number of additional cases were settled, dismissed or adjourned during the first nine months of 2005. Additional Intermediate and Back-End opt out trials are scheduled throughout 2005 and 2006.

On January 18, 2005, the Company and counsel representing certain downstream opt out plaintiffs filed a motion with the District Court advising the Court that those parties had developed a proposed process by which large numbers of the downstream opt out cases (as well as the PPH and initial opt out cases handled by plaintiffs’ counsel participating in the process) might be negotiated and settled. The proposed process provides a methodology for valuing different categories of claims and also provides a structure for individualized negotiations between Wyeth and lawyers representing diet drug claimants. Counsel for greater than 90% of the plaintiffs with pending Intermediate and Back-End opt out lawsuits have agreed to participate in the process or are otherwise engaged in settlement discussions with the Company. As a result of the discussions to date, the Company has reached agreements, or agreements in principle, with a significant number of these law firms to settle the claims of approximately 22,000 diet drug recipients (primarily downstream opt outs, but also including PPH and initial opt out claimants), approximately 2,500 of whom have received settlement payments following the dismissal of their cases. The Company cannot predict the total number of cases that might be settled as a result of this process.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

PPH Cases
On April 27, 2004, a jury in Beaumont, Texas hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson Cty., TX, returned a verdict in favor of the plaintiffs for $113.4 million in compensatory damages and $900.0 million in punitive damages for the wrongful death of the plaintiffs’ decedent, allegedly as a result of PPH caused by her use of PONDIMIN. On May 17, 2004, the Trial Court entered judgment on behalf of the plaintiffs for the full amount of the jury’s verdict, as well as $4.2 million in pre-judgment interest and $188,737 in guardian ad litem fees. On July 26, 2004, the Trial Court denied in their entirety the Company’s motions for a new trial or for judgment notwithstanding the verdict, including the Company’s request for application of Texas’s statutory cap on punitive damage awards. The Company has filed an appeal from the judgment entered by the Trial Court and believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. In connection with its appeal, the Company was required by Texas law to post a bond in the amount of $25.0 million. The Company filed its brief in support of the appeal on April 14, 2005. Plaintiffs have not yet filed their brief and oral argument is not expected until sometime in 2006.

As of September 30, 2005, the Company was a defendant in approximately 170 pending lawsuits (excluding those lawsuits that have been settled in principle pursuant to the settlement process described above) in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. In approximately 55 additional lawsuits pleaded as valvular regurgitation cases, plaintiffs’ attorneys participating in the settlement process described above have now advised the Company that the plaintiffs will allege a claim of PPH. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the Company and not by the Trust). Approximately 45 of these 225 cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 60 of these 225 cases, the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the plaintiffs meet the definition of PPH under the national settlement. The Company is aware of approximately 5 additional claims which are not currently the subject of a lawsuit but which appear to meet the settlement’s PPH definition. During the course of settlement discussions, certain plaintiffs’attorneys have informed the Company that they represent additional individuals who claim to have PPH, but the Company is unable to evaluate whether any such additional purported cases of PPH would meet the national settlement agreement’s definition of PPH. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends to vigorously defend those PPH cases that cannot be resolved prior to trial.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

(1)	Pursuant to its Claims Integrity Program, the Settlement Trust has required additional information concerning matrix claims purportedly substantiated by 18 identified physicians or filed by two law firms in order to determine whether to permit those claims to proceed to the 100% audit process established by the District Court. Based upon data obtained from the Trust, the Company believes that approximately 23,800 matrix claims were purportedly substantiated by the 18 physicians and/or filed by the two law firms covered by the Claims Integrity Program as of October 12, 2005. It is the Company’s understanding that additional claims substantiated by additional physicians or filed by additional law firms might be subjected to the same requirements of the Claims Integrity Program in the future. The ultimate disposition of any or all claims that are subject to the Claims Integrity Program is at this time uncertain. Counsel for certain claimants affected by the program have challenged the Trust’s authority to implement the Claims Integrity Program and to require completion of the questionnaire before determining whether to permit those claims to proceed to audit. While that motion was denied by the Court, additional challenges to the Claims Integrity Program and to the Trust’s matrix claim processing have been filed. As indicated above, following final judicial approval of the Seventh Amendment, the Claims Integrity Program will be terminated as to all claimants who have not opted out of the Seventh Amendment. The Trust has also instituted civil litigation alleging fraud on the part of two physicians who substantiated matrix claims. If the proposed Seventh Amendment receives final approval, those lawsuits will be dismissed.

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

Note 7.        Company Data by Segment

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

	Net Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands) Segment	2005	2004	2005	2004
Pharmaceuticals	$3,872,319	$3,622,263	$11,458,810	$10,222,826
Consumer Healthcare	636,195	651,100	1,853,035	1,830,853
Animal Health	207,747	198,473	697,249	656,151

Total	$4,716,261	$4,471,836	$14,009,094	$12,709,830

	Income (Loss) Before Income Taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands) Segment	2005	2004	2005	2004
Pharmaceuticals(1)	$ 1,248,384	$ 1,252,897	$ 3,671,986	$ 3,090,850
Consumer Healthcare	184,884	175,740	403,698	389,833
Animal Health	29,265	32,651	142,047	120,686
Corporate(2)	(198,423)	(134,339)	(336,112)	(267,451)

Total(3)	$ 1,264,110	$ 1,326,949	$ 3,881,619	$ 3,333,918

(1)	Pharmaceuticals for the 2004 first nine months included a first quarter charge of $145,500 within Research and development expenses related to the upfront payment to Solvay Pharmaceuticals in connection with the co-development and co-commercialization of four neuroscience compounds, most notably, bifeprunox, a late stage compound in Phase 3 development for schizophrenia and other possible uses.

(2)	Corporate included a net charge of $95,800 for the 2005 third quarter and first nine months related to the Company’s productivity initiatives. The activities related to the Pharmaceuticals business.

(3)	Income before income taxes included approximately $37,000 and $180,000 for the 2005 third quarter

WYETH
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

and first nine months, respectively, and $11,000 and $165,000 for the 2004 third quarter and first nine months, respectively, related to gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products. The 2005 divestitures included product rights to SYNVISC, EPOCLER (in Brazil) and the SOLGAR line of products. The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company’s nutritionals products in France.

Note 8.         Credit Facilities

In August 2005, the Company replaced its $1,350.0 million three-year facility scheduled to mature in March 2006, with a new $1,350.0 million five-year facility, which matures in August 2010. The new facility contains substantially the same financial and other covenants, representations, warranties, conditions and default provisions as the replaced facility.

In addition, in conjunction with the new facility, the Company amended its existing $1,747.5 million five-year facility which matures in February 2009 to conform to the terms and conditions (other than maturity) of the new facility.

Note 9.         Income Taxes

In the 2005 third quarter, the Company recorded an income tax charge of $170.0 million ($0.12 per share-diluted) within the Provision (benefit) for income taxes resulting from the decision to repatriate approximately $3.1 billion of foreign earnings in accordance with the American Jobs Creation Act of 2004, which provides a temporary incentive for U.S. multinational companies to repatriate foreign earnings.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

Item 2.        Results of Operations

Overview
Wyeth is one of the world’s largest research-based pharmaceutical and health care products companies and is a leader in the discovery, development, manufacturing and marketing of pharmaceuticals, vaccines, biotechnology products, non-prescription medicines and animal health care. The Company has four reportable segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare), Fort Dodge Animal Health (Animal Health) and Corporate, which are managed separately because they manufacture, distribute and sell distinct products and provide services which require differing technologies and marketing strategies. These segments reflect how senior management reviews the business, makes investing and resource allocation decisions, and assesses operating performance.

Our Pharmaceuticals segment, which provided approximately 82% of our worldwide net revenue for the first nine months of 2005 and 81% for the first nine months of 2004, manufactures, distributes and sells branded human ethical pharmaceuticals, biologicals and nutritionals. Principal products include neuroscience therapies, cardiovascular products, nutritionals, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments, immunology products and women’s health care products. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers and other human health care institutions. Approximately 45% of Pharmaceuticals net revenue is generated outside the U.S.

Our Consumer Healthcare segment, which provided approximately 13% of our worldwide net revenue for the first nine months of 2005 and 14% for the first nine months of 2004, manufactures, distributes and sells over-the-counter health care products, which include analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and personal care items. These products generally are sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising. Approximately 42% of Consumer Healthcare net revenue is generated outside the U.S.

Our Animal Health segment, which provided approximately 5% of our worldwide net revenue for the first nine months of 2005 and 5% for the first nine months of 2004, manufactures, distributes, and sells animal biological and pharmaceutical products, including vaccines, pharmaceuticals, parasite control and growth implants. These products are sold to wholesalers, retailers, veterinarians and other animal health care institutions. Approximately 53% of Animal Health net revenue is generated outside the U.S.

Our Corporate segment is responsible for the treasury, tax and legal operations of the Company’s businesses. It maintains and/or incurs certain assets, liabilities, income,

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

expenses, gains and losses related to the overall management of the Company that are not allocated to the other reportable segments.

Wyeth exhibited strong revenue growth for the 2005 first nine months, achieving a 10% increase in worldwide net revenue compared with the first nine months of 2004.

Pharmaceuticals had net revenue of $11,458.8 million for the 2005 first nine months, representing growth of 12% over the 2004 first nine months, which was driven by the strong performance of several key products:

o	EFFEXOR (a neuroscience therapy) — up 5% to $2,617.8 million
o	PROTONIX (a gastroenterology product) — up 8% to $1,268.0 million
o	PREVNAR (a vaccine) — up 55% to $1,107.5 million
o	ENBREL (a musculoskeletal therapy) — up 69% internationally, (where the Company has exclusive marketing rights) to $785.6 million
o	ZOSYN/TAZOCIN (an infectious disease drug) — up 22% to $686.6 million
o	RAPAMUNE (an immunology product) — up 21% to $220.8 million

Collectively, sales of these products increased 19% for the first nine months of 2005 compared with the first nine months of 2004.

In September 2004, the U.S. Centers for Disease Control and Prevention (CDC) issued an updated recommendation for the use of PREVNAR reinstating the full, four-dose vaccination schedule. In August 2004, the European Medicines Agency (EMEA) and Committee for Medicinal Products for Human Use (CHMP) announced a return to the normal dosing schedule for PREVNAR in Europe. Net revenue growth for the 2005 first nine months for PREVNAR reflected a return to the full dose vaccination schedule, the resolution of manufacturing issues that limited production in the first half of 2004 and a catch-up of deferred doses from last year that resulted from supply constraints.

PROTONIX net revenue for the first nine months of 2005 of $1,268.0 million increased 8% from the first nine months of 2004. We have been shifting emphasis of the PROTONIX business from the more heavily discounted Medicaid segment to the less heavily discounted third party managed care segment. This strategy, which is expected to continue throughout 2005, has had a positive impact on net revenue and profitability.

Other areas of revenue growth for the Pharmaceuticals segment for the 2005 first nine months included nutritionals, BENEFIX and rhBMP-2, as well as alliance revenue, predominantly from sales of ENBREL (in North America).

EFFEXOR revenue growth is moderating, reflecting several factors, including a slowdown in the overall antidepressant market, as well as a trend toward increasing use of generics in the antidepressant category. In addition, negative publicity regarding antidepressants and increased concern about the use of these products in children and adolescents has had an impact. In late 2004, the Food and Drug Administration (FDA)

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

directed all manufacturers of antidepressant medications to implement labeling changes regarding the use of these agents and the risk of suicidality in children and adolescents. In March 2005, we implemented these labeling changes. EFFEXOR has never been recommended for use in children and continues to be an appropriate and important therapy in treating adult patients with major depressive disorder, generalized anxiety disorder and social anxiety disorder. An indication for panic disorder, filed in the U.S., Canada and Europe in the second half of last year, is now approved in several of the European markets and remains in active regulatory review in the balance of the submitted countries.

In October 2005, we reached agreement with Teva Pharmaceutical Industries Ltd. (Teva) on a proposed settlement of the U.S. patent litigation pertaining to Teva’s generic version of our EFFEXOR XR antidepressant pending in the U.S. District Court for the District of New Jersey. The proposed settlement is subject to a number of conditions, including review by the Federal Trade Commission (FTC) and approval of the District Court.

The PREMARIN family of products remains the standard of therapy to help women address serious menopausal symptoms. In March 2005, we launched a direct-to-consumer advertising campaign for PREMARIN. We also initiated a public education program in July 2005 to reinforce the importance of talking to a doctor or other health care professional about menopause. The 2005 third quarter sales of $219.6 million increased 26%, from the 2004 third quarter which was negatively impacted by de-stocking of wholesalers’ inventory, and sales have increased to $690.4 million for the 2005 first nine months from $662.8 million for the 2004 first nine months. The introduction of low-dose PREMARIN and PREMPRO in 2003 has contributed to these sales increases.

TYGACIL, an innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections, which received FDA approval in June 2005, was launched in the U.S. in July 2005. Launch of this first-in-class product comes at a time when the need for new antibiotic options to combat serious, resistant infections is increasing. Regulatory review is ongoing in Europe and around the world.

Both Consumer Healthcare and Animal Health posted increases in net revenue for the 2005 first nine months over the 2004 first nine months. In August 2005, we sold the assets of the Company’s SOLGAR product line to NBTY, Inc. for $115.0 million. Consumer Healthcare net revenue increased 1% for the 2005 first nine months, but posted a 2% decrease for the 2005 third quarter. The results were attributable to a number of factors including lower sales of SOLGAR products, which were divested in the 2005 third quarter, offset, in part, by higher sales of CENTRUM. The first nine months also included growth in ROBITUSSIN, CALTRATE and ADVIL.

Animal Health net revenue increased 6% for the 2005 first nine months due primarily to higher sales of livestock and poultry products, as well as higher sales of companion

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

animal products despite the impact of the voluntary recall of PROHEART 6 in the U.S. market in September 2004.

In order for us to sustain the growth of our core group of products, we must continue to meet the global demand of our customers. Two of our important core products, PREVNAR and ENBREL, are biological products that are extremely complicated and difficult to manufacture. We continue to seek to improve manufacturing processes and overcome production issues. During 2004, upgrades and improvements were made to the Wyeth PREVNAR manufacturing facilities and additional vial filling capacity became available through a third-party filler. In 2005, an additional third-party filler, for pre-filled syringes of PREVNAR, was added to the PREVNAR supply chain. In July 2005, the first doses of pre-filled syringes were introduced in the European market. In addition, pending regulatory approval, pre-filled syringes from Wyeth and the third-party filler are expected to be launched in the U.S. in early 2006. Overall, we expect to meet our 2005 PREVNAR production goal of 25 – 28 million doses.

In July 2005, we received European regulatory approval for the production of ENBREL at our Grange Castle, Ireland site, which was formally opened in September 2005. This facility is one of the world’s largest integrated biotechnology facilities and we expect it will be a major site for global supply of ENBREL and other Wyeth biotechnology products. In addition, in September 2005, Amgen Inc.’s (Amgen) BioNext facility in Rhode Island received FDA approval for the production of ENBREL. This expected additional manufacturing capacity should help ENBREL reach its full commercial potential, although, as is typical for new biological manufacturing facilities, margins are expected to be affected during at least the initial year of production. In late March 2005, ENBREL was launched for the treatment of rheumatoid arthritis in Japan, where it is co-promoted by Wyeth and Takeda Pharmaceutical Company, Limited (Takeda). Early in April 2005, we increased our ownership from 60% to 70% in our joint venture with Takeda.

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

In September 2005, we increased the Company’s quarterly dividend (payable December 1, 2005) by 9%.

Our principal strategy for future success is based on research and development (R&D) innovations. We intend to leverage our breadth of knowledge and resources across three scientific development platforms (traditional pharmaceuticals, biopharmaceuticals and vaccines) to produce first-in-class and best-in-class therapies for significant unmet medical needs around the world.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

In May 2005, we filed a New Drug Application (NDA) with the FDA for an oral contraceptive LYBREL (levonorgestrel/ethinyl estradiol) having a unique continuous dosing regimen. If approved, this product will be the lowest daily dose, monophasic oral contraceptive available in the U.S. and will offer a dosing regimen that provides effective contraception as well as the option for a longer interval between menstrual cycles. We expect additional major NDA filings over the next 12 to 18 months.

During 2005, we launched our long-term productivity initiatives, which we refer to as Project Springboard, to adapt to the changing pharmaceutical industry environment. The guiding principles of the initiatives include innovation, cost savings, process excellence and accountability, with an emphasis on improving productivity. We are reviewing the Company’s production network to achieve optimal efficiencies and reduce production costs for our global core products. We recently announced the closure of a pharmaceutical manufacturing site, as well as the national phased adoption of a reorganized U.S. primary care Pharmaceuticals sales force, resulting in net charges of $95.8 million ($63.4 million after-tax or $0.05 per share-diluted)in the 2005 third quarter. Additional costs associated with the productivity initiatives are expected to continue for several years as additional strategic decisions are made and are projected to total approximately $750.0 million to $1.0 billion, on a pre-tax basis.

We continue to address the challenges of the Company’s diet drug litigation. As discussed in more detail in Note 6 to our consolidated condensed financial statements, on March 15, 2005, the proposed Seventh Amendment to the National Diet Drug Settlement was approved as “fair, adequate and reasonable.” This is an important milestone not only for the Seventh Amendment itself but also for the National Diet Drug Settlement in general. The Seventh Amendment would create a new claims processing structure, funding arrangement and payment schedule for matrix Level I or II claims, the least serious but most numerous matrix claims in the Settlement. The amendment would ensure that these claims are processed on a streamlined basis, while preserving funds in the existing Trust for more serious claims. Three appeals had been filed challenging the approval of the Seventh Amendment. Two of those appeals were withdrawn by the appellants who brought them. On November 1, 2005, the United States Court of Appeals for the Third Circuit dismissed the appeal of the remaining appellant and remanded the appellant's claim to the District Court for the limited purpose of submitting the claim for re-auditing under the terms of the original settlement agreement. If the appellant does not seek review from the United States Supreme Court, the proposed Seventh Amendment would become effective in early 2006.

In January 2005, we announced that the Company was in discussions with plaintiffs’attorneys representing a number of individuals who have opted out of the National Diet Drug Settlement on a proposed process for settling downstream opt out cases (as well as the PPH and initial opt out cases handled by plaintiffs’ counsel participating in the process). The proposed process provides a methodology for valuing different categories of claims and also provides a structure for individualized negotiations between the Company and lawyers representing diet drug claimants. Counsel for greater than 90% of

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

the plaintiffs with pending Intermediate and Back-End opt out lawsuits have agreed to participate in the process or are otherwise engaged in settlement discussions with the Company. As a result of the discussions to date, the Company has reached agreements, or agreements in principle, with a significant number of these law firms to settle the claims of approximately 22,000 diet drug recipients (primarily downstream opt outs, but also including PPH and initial opt out claimants), approximately 2,500 of whom have received settlement payments following the dismissal of their cases. As we move forward, additional attorneys may agree to participate in the process and some who have previously agreed to settlement discussions may decide to withdraw their participation. We will continue to try those cases where attorneys are not willing to participate in this settlement process. The Company cannot predict the number of cases that might be settled as a result of this process.

As discussed in Note 1 to our consolidated condensed financial statements, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. In accordance with Statement 123R, which we plan to adopt effective January 1, 2006, the Company will record compensation expense for the unvested portion of previously issued awards, as well as compensation expense for any awards issued, modified or settled after the date of adoption. We expect the adoption of Statement 123R will have a material impact on our results of operations and earnings per share beginning in 2006.

Generally, we face the same difficult challenges that all research-based pharmaceutical companies are confronting. Pressure from government agencies and consumers to lower prices, either through leveraged purchasing plans, importation or reduced reimbursement for prescription drugs, poses significant challenges for our Company. Health care providers and the general public want more information about our products, and they want it delivered efficiently and effectively. Regulatory burdens are increasing the demands on our Company, and they increase both the cost and time it takes to bring new drugs to market. We also are faced with the moderating rate of growth of some of our major products. Through the remainder of 2005, and in future years, we will continue with our long-term productivity initiatives to address these changing conditions with the objective of making Wyeth more efficient, more effective and more profitable so that we may continue to thrive in this increasingly challenging pharmaceutical environment.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

Net Revenue

Worldwide net revenue increased 5% for the 2005 third quarter and 10% for the 2005 first nine months compared with prior year levels. The increase in worldwide net revenue in the 2005 third quarter was due to increases in the Pharmaceuticals and Animal Health segments, offset, in part, by a decrease in the Consumer Healthcare segment. The increase in worldwide net revenue for the 2005 first nine months was due to increases in the Pharmaceuticals, Consumer Healthcare and Animal Health segments. Excluding the favorable impact of foreign exchange, worldwide net revenue increased 4% for the 2005 third quarter and 9% for the 2005 first nine months.

The following table sets forth worldwide net revenue results by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Net Revenue
	Three Months Ended September 30,
(Dollars in millions) Segment	2005	2004	% Increase/ (Decrease)
Pharmaceuticals	$3,872.3	$3,622.2	7%
Consumer Healthcare	636.2	651.1	(2)%
Animal Health	207.8	198.5	5%

Total	$4,716.3	$4,471.8	5%

	Net Revenue
	Nine Months Ended September 30,
(Dollars in millions) Segment	2005	2004	% Increase
Pharmaceuticals	$11,458.8	$10,222.8	12%
Consumer Healthcare	1,853.0	1,830.8	1%
Animal Health	697.3	656.2	6%

Total	$14,009.1	$12,709.8	10%

Pharmaceuticals

Worldwide Pharmaceuticals net revenue increased 7% for the 2005 third quarter and 12% for the 2005 first nine months due primarily to higher sales of PREVNAR, ENBREL (internationally), ZOSYN/TAZOCIN, and PROTONIX offset, in part, by lower sales of SYNVISC which was divested in the 2005 first quarter. Higher sales of PREVNAR reflected a return to the full dose vaccination schedule, the resolution of manufacturing issues that limited production in the first half of 2004 and a catch-up of deferred doses from 2004 that resulted from supply constraints. Net revenue for the 2005 third quarter was impacted by lower sales of EFFEXOR XR reflecting a slowdown in the overall antidepressant market, as well as a trend toward increasing use of generics in the

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

antidepressant category and higher sales of the PREMARIN family of products as compared with the 2004 third quarter, which was adversely impacted by de-stocking of wholesalers’ inventory. The 2005 first nine months increase was also attributed to higher sales of EFFEXOR XR. Worldwide Pharmaceuticals net revenue also reflects higher sales of nutritionals, BENEFIX and rhBMP-2, as well as higher alliance revenue primarily as a result of higher sales of ENBREL in North America in both the 2005 third quarter and first nine months. Excluding the favorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 6% for the 2005 third quarter and 11% for the 2005 first nine months.

The following table sets forth the significant worldwide Pharmaceuticals net revenue by product for the three and nine months ended September 30, 2005 compared with the same periods in the prior year:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004

EFFEXOR	$ 860.6	$ 892.7	$ 2,617.8	$ 2,500.2
PROTONIX	404.7	378.2	1,268.0	1,177.9
PREVNAR	393.1	320.8	1,107.5	713.3
ENBREL	276.3	173.4	785.6	464.4
Nutritionals	264.1	247.1	784.9	691.2
PREMARIN family	219.6	174.2	690.4	662.8
ZOSYN / TAZOCIN	226.7	196.8	686.6	560.5
Oral Contraceptives	132.0	154.7	407.8	438.5
ZOTON	89.8	121.0	311.9	347.7
BENEFIX	80.2	72.6	252.2	223.6
RAPAMUNE	77.5	68.5	220.8	182.9
REFACTO	70.6	61.2	203.1	185.5
rhBMP-2	67.9	41.5	177.5	118.1
Alliance revenue	321.0	237.9	798.0	539.3
Other	388.2	481.6	1,146.7	1,416.9

Total Pharmaceuticals	$3,872.3	$3,622.2	$11,458.8	$10,222.8

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

Consumer Healthcare

Worldwide Consumer Healthcare net revenue decreased 2% for the 2005 third quarter and increased 1% for the 2005 first nine months. The results were due to a number of factors, including lower sales of SOLGAR products, which were divested in the 2005 third quarter, offset, in part, by higher sales of CENTRUM brands. The 2005 first nine months also included growth in ROBITUSSIN, CALTRATE brands and ADVIL. Excluding the favorable impact of foreign exchange, worldwide Consumer Healthcare net revenue decreased 4% and 1%, respectively, for the 2005 third quarter and first nine months.

The following table sets forth significant worldwide Consumer Healthcare net revenue by product for the three and nine months ended September 30, 2005 compared with the same periods in the prior year:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
CENTRUM	$171.1	$150.1	$ 461.1	$ 444.6
ADVIL	127.9	117.9	375.4	355.3
ROBITUSSIN	71.8	73.7	166.4	151.0
CALTRATE	48.1	46.3	143.5	131.3
ADVIL COLD & SINUS	25.9	37.2	80.9	88.8
CHAPSTICK	32.5	30.7	78.1	74.2
SOLGAR	6.0	26.8	58.5	82.0
DIMETAPP	20.6	26.8	54.6	61.6
ALAVERT	11.3	15.7	44.1	49.2
Other	121.0	125.9	390.4	392.8

Total Consumer Healthcare	$636.2	$651.1	$1,853.0	$1,830.8

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

Animal Health

Worldwide Animal Health net revenue increased 5% for the 2005 third quarter and 6% for the 2005 first nine months due primarily to higher sales of livestock and poultry products, as well as higher sales of companion animal products despite the impact of the voluntary recall of PROHEART 6 in the U.S. market in September 2004. Excluding the favorable impact of foreign exchange, worldwide Animal Health net revenue increased 3% for both the 2005 third quarter and for the 2005 first nine months.

The following table sets forth worldwide Animal Health net revenue by product category for the three and nine months ended September 30, 2005 compared with the same periods in the prior year:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Livestock products	$ 94.1	$ 89.1	$292.0	$265.3
Companion animal products	64.6	60.8	209.7	202.4
Equine products	23.5	25.9	115.2	117.7
Poultry products	25.6	22.7	80.4	70.8

Total Animal Health	$207.8	$198.5	$697.3	$656.2

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

The following table sets forth the percentage changes in worldwide net revenue by reportable segment and geographic area compared with the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

	% Increase (Decrease) Three Months Ended September 30, 2005				% Increase (Decrease) Nine Months Ended September 30, 2005
	Volume	Price	Foreign Exchange	Total Net Revenue	Volume	Price	Foreign Exchange	Total Net Revenue
Pharmaceuticals
United States	(1)%	4%	—	3%	2%	5%	—	7%
International	12%	—	1%	13%	16%	—	3%	19%

Total	4%	2%	1%	7%	8%	3%	1%	12%

Consumer Healthcare
United States	(5)%	—	—	(5)%	(4)%	1%	—	(3)%
International	(5)%	3%	4%	2%	—	3%	5%	8%

Total	(5)%	1%	2%	(2)%	(3)%	2%	2%	1%

Animal Health
United States	(8)%	5%	—	(3)%	(5)%	5%	—	—
International	7%	1%	4%	12%	6%	2%	5%	13%

Total	—	3%	2%	5%	—	3%	3%	6%

Total
United States	(2)%	3%	—	1%	1%	4%	—	5%
International	9%	—	2%	11%	13%	—	4%	17%

Total	2%	2%	1%	5%	6%	3%	1%	10%

The Company deducts certain items from gross revenue, which primarily consist of provisions for product returns, cash discounts, chargebacks/rebates, customer allowances and consumer sales incentives. The provision for chargebacks/rebates relates primarily to U.S. sales of pharmaceutical products provided to wholesalers and managed care organizations under contractual agreements or to certain governmental agencies that administer benefit programs, such as Medicaid. While different programs and methods are utilized to determine the chargeback or rebate provided to the customer, the Company considers both to be a form of price reduction. Chargebacks/rebates are the only deductions from gross revenue that are considered significant by the Company and approximated $569.6 million and $1,785.3 million for the 2005 third quarter and first nine months, respectively, compared with $589.9 million and $1,769.7 million for the 2004 third quarter and first nine months, respectively. The increase in chargebacks/rebates for the 2005 first nine months was due primarily to higher rebate rates and increased volumes of PROTONIX in the managed care segment during the 2005 first quarter.

Except for chargebacks/rebates, provisions for each of the other components of sales deductions, including product returns, are individually less than 2% of gross sales. The provisions charged against gross sales for product returns were $39.8 million and $140.1 million for the 2005 third quarter and first nine months, respectively, compared with

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

$47.4 million and $145.5 million for the prior year. The 2004 first nine months was impacted by a $20.0 million reduction in the returns reserve associated with the PREMARIN family of products.

Operating Expenses

Cost of goods sold, as a percentage of Net revenue, increased to 28.9% for the 2005 third quarter compared with 27.3% for the 2004 third quarter and increased to 28.9% for the 2005 first nine months compared with 28.0% for the 2004 first nine months. The increase was due primarily to the 2005 third quarter charges associated with the Company’s productivity initiatives, which were allocated to Corporate Cost of goods sold. The increase was also due to higher inventory and manufacturing losses as well as certain costs related to plant reorganization activity in the Pharmaceuticals and Consumer Healthcare segments. For the 2005 first nine months, gross margin was impacted by favorable manufacturing variances, a favorable product mix as a result of higher sales of higher margin PREVNAR and EFFEXOR XR and an increase in alliance revenue. The 2005 first nine months was further impacted by higher royalty costs as a result of higher sales of ENBREL and PREVNAR.

Selling, general and administrative expenses, as a percentage of Net revenue, remained flat at 32% for the 2005 third quarter compared with the 2004 third quarter and decreased to 32% for the 2005 first nine months compared with 33% for the 2004 first nine months. The 2005 third quarter and first nine months were impacted by pre-launch spending for TYGACIL, increased promotional spending for the PREMARIN family of products, and lower promotional spending for EFFEXOR in the Pharmaceuticals segment, as well as additional costs associated with the Company’s productivity initiatives (included in the Corporate segment). The 2005 first nine months was also impacted by higher employee benefit costs, as well as higher selling expenses related to the co-promotion of ENBREL with Takeda in Japan to support the launch of ENBREL.

Research and development expenses increased 22% for the 2005 third quarter and 3% for the 2005 first nine months as compared with 2004. The 2005 third quarter and first nine months increases were primarily due to higher salary-related expenses, higher facility costs associated with two research and development sites that were not on line during the first nine months of 2004 and higher other research operating expenses (including higher chemicals and materials expenses) in the Pharmaceuticals segment. The 2004 first nine months included the impact of the upfront payment in the 2004 first quarter of $145.5 million made in connection with the agreement entered into between the Company and Solvay Pharmaceuticals (Solvay) to co-develop and co-commercialize four neuroscience compounds.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

Interest Expense and Other Income

Interest expense, net for the three and nine months ended September 30, 2005 and 2004 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2005	2004	2005	2004
Interest expense	$104.0	$ 77.5	$ 285.5	$223.7
Interest income	(70.1)	(28.4)	(186.9)	(73.2)
Less: amount capitalized for
capital projects	(13.7)	(22.5)	(31.2)	(65.1)

Total interest expense, net	$ 20.2	$ 26.6	$ 67.4	$ 85.4

Interest expense, net decreased 24% for the 2005 third quarter and 21% for the 2005 first nine months due primarily to higher interest income offset, in part, by higher interest expense and lower capitalized interest. Weighted average debt outstanding during the 2005 third quarter and first nine months was $7,903.7 million and $7,873.3 million, respectively, compared with prior year levels of $7,999.7 million and $8,283.2 million, respectively. The impact on interest expense of lower weighted average debt outstanding was offset by increased interest income earned on higher cash balances in 2005 versus 2004. The lower capitalized interest resulted from reduced spending for long-term capital projects in process, primarily due to the completion of the Grange Castle facility in Ireland. Remaining projects in process include the expansion of an existing manufacturing facility in Puerto Rico.

Other income, net increased $26.0 million for the 2005 third quarter and $58.1 million for the 2005 first nine months primarily as a result of higher royalty income and lower net gains on sales of fixed assets. Other income, net for the 2005 third quarter included a $40.2 million pre-tax gain on the sale of the Marietta, Pennsylvania manufacturing facility, as well as a $54.8 million write-off of certain assets at the Company’s Pearl River, New York manufacturing facility. The 2005 first nine months increase also resulted from income received in connection with a settlement regarding certain environmental issues. Other income, net was further impacted by pre-tax gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products of approximately $37.0 million and $180.0 million in the 2005 third quarter and first nine months, respectively, compared with $11.0 million and $165.0 million in the 2004 third quarter and first nine months. The 2005 divestitures included product rights to SYNVISC, EPOCLER (in Brazil) and the sale of the SOLGAR line of products. The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company’s nutritionals products in France. The sales, profits and net assets of these divested products, individually or in the aggregate, were not material to either business segment or the Company’s consolidated financial position or results of operations.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

Income Before Income Taxes

The following table sets forth worldwide income before income taxes by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Income Before Income Taxes
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions) Segment	2005	2004	% Increase/ (Decrease)	2005	2004	% Increase/ (Decrease)
Pharmaceuticals(1)	$1,248.4	$1,252.9	—	$3,672.0	$3,090.9	19%
Consumer Healthcare	184.9	175.7	5%	403.7	389.8	4%
Animal Health	29.2	32.7	(11)%	142.0	120.7	18%
Corporate(2)	(198.4)	(134.4)	48%	(336.1)	(267.5)	26%

Total(3)	$1,264.1	$1,326.9	(5)%	$3,881.6	$3,333.9	16%

(1)	Pharmaceuticals for the 2004 first nine months included a first quarter charge of $145.5 within Research and development expenses related to the upfront payment to Solvay in connection with the co-development and co-commercialization of four neuroscience compounds. Excluding the upfront payment from the 2004 first nine months results, but including Pharmaceuticals product divestiture gains discussed in footnote 3 below, Pharmaceuticals income before income taxes increased 13%.

(2)	Corporate for the 2005 third quarter and first nine months included a net charge of $95.8 related to the Company’s productivity initiatives. The activities related to the Pharmaceuticals business. Excluding this charge, Corporate expenses for the 2005 third quarter and first nine months decreased 24% and 10%, respectively.

(3)	Income before income taxes included gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products of approximately $37.0 and $180.0 for the 2005 third quarter and first nine months, respectively, and $11.0 and $165.0 for the 2004 third quarter and first nine months, respectively. The 2005 divestitures included product rights to SYNVISC, EPOCLER (in Brazil), as well as the sale of the SOLGAR line of products. The 2004 divestitures included product rights to indiplon, DIAMOX (in Japan), and the Company’s nutritionals products in France.

Worldwide Pharmaceuticals income before income taxes was flat for the 2005 third quarter and increased 19% for the first nine months. The 2005 third quarter was impacted by higher net revenue and lower selling and general expenses, as a percentage of net revenue, offset by higher research and development expenses and lower other income, net. The 2005 first nine months increase was due primarily to higher net revenue and lower selling and general expenses, as a percentage of net revenue, offset in part, by decreased gross profit margins earned on worldwide sales of Pharmaceuticals products and higher research and development expenses.

Worldwide Consumer Healthcare income before income taxes for the 2005 third quarter and first nine months increased 5% and 4%, respectively, due primarily to higher Other

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

income, net as a result of a gain from the divesture of the SOLGAR line of products, offset, in part, by higher selling and general expenses, as a percentage of net revenue.

Worldwide Animal Health income before income taxes for the 2005 third quarter decreased approximately 11% due primarily to decreased gross profit margins earned on worldwide sales of Animal Health products offset, in part, by lower selling and general expenses, as a percentage of net revenue. Worldwide Animal Health income before income taxes for the 2005 first nine months increased 18% due primarily to higher net revenue and lower selling and general expenses, as a percentage of net revenue.

Corporate expenses, net for the 2005 third quarter were $198.4 million compared with $134.4 million for the 2004 third quarter. Corporate expenses, net for the 2005 first nine months were $336.1 million compared with $267.5 million for the 2004 first nine months. Corporate expenses, net for the 2005 third quarter and first nine months were impacted by a net charge of $95.8 million related to the Company’s productivity initiatives and by lower general and administrative expenses. The 2005 first nine months included higher other income, net related to income received in connection with a settlement regarding certain environmental issues.

Income Taxes

The effective tax rates were 31.2% and 24.7% for the 2005 third quarter and first nine months, respectively, compared with (7.1)% and 10.1%, respectively, for the prior year. Excluding certain items affecting comparability (as discussed below under “Consolidated Net Income and Diluted Earnings Per Share Results”), the effective tax rate decreased to 18.9% for the 2005 third quarter compared with 23.6% for the prior year and decreased to 20.6% for the 2005 first nine months compared with 22.8% for the prior year. These decreases were due primarily to a 2005 third quarter $71.5 million tax refund related to prior year tax matters.

Consolidated Net Income and Diluted Earnings Per Share Results

Net income and diluted earnings per share for the 2005 third quarter were $869.9 million and $0.64, respectively, compared with net income and diluted earnings per share of $1,421.3 million and $1.05, respectively, in the prior year, both decreases of 39%. Net income and diluted earnings per share for the 2005 first nine months were $2,924.6 million and $2.16, respectively, compared with net income and diluted earnings per share of $2,998.3 million and $2.22, respectively, in the prior year, decreases of 2% and 3%, respectively.

The Company’s management uses various measures to manage and evaluate the Company’s performance and believes it is appropriate to specifically identify certain significant items included in net income and diluted earnings per share to assist investors

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

with analyzing ongoing business performance and trends. In particular, the Company’s management believes that comparisons between 2005 and 2004 results of operations are influenced by the impact of the following items that are included in net income and diluted earnings per share:

o	2005 third quarter net charges of $95.8 million ($63.4 million after-tax or $0.05 per share-diluted) related to the Company's productivity initiatives;
o	2005 third quarter income tax charge of $170.0 million ($0.12 per share-diluted) recorded in connection with the Company’s decision to repatriate approximately $3.1 billion of foreign earnings;
o	2004 third quarter favorable income tax adjustment of $407.6 million ($0.30 per share-diluted) related to settlements of audit issues, offset, in part, by a provision related to developments in the third quarter in connection with a prior year tax matter; and
o	2004 first quarter upfront payment of $145.5 million ($94.6 million after-tax or $0.07 per share-diluted) to Solvay.

The productivity initiatives charges, which include costs of closing certain manufacturing facilities and the elimination of certain positions, have been identified as significant items by the Company’s management as these charges are not considered to be indicative of continuing operating results. The 2005 income tax charge, which relates to the repatriation of foreign earnings in accordance with the American Jobs Creation Act of 2004, and the 2004 income tax adjustment, which relates to certain prior tax years, have each been identified as significant items by the Company’s management due to their nature and magnitude. The significant upfront payment related to the co-development and co-commercialization of the four neuroscience compounds being developed with Solvay, which was immediately expensed and included in Research and development expenses, has also been identified as a significant item.

Excluding the items noted above, the increases in net income and diluted earnings per share for the 2005 third quarter and first nine months were due primarily to higher net revenue, lower selling, general and administrative expenses, as a percentage of net revenue, and lower interest expense, net, offset, in part, by higher cost of goods sold, as a percentage of net revenue, and higher research and development spending. The 2005 first nine months was also impacted by higher other income, net.

Gains from product divestitures constitute an integral part of the Company’s analysis of divisional performance and are important to understanding changes in our reported net income. Gains from product divestitures for the 2005 third quarter and first nine months were $37.0 million ($24.3 million after-tax or $0.02 per share-diluted) and $180.0 million ($117.1 million after-tax or $0.09 per share-diluted), respectively, compared with $11.0 million ($8.0 million after-tax or $0.01 per share-diluted) and $165.0 million ($109.3 million after-tax or $0.08 per share-diluted), respectively, for the 2004 third quarter and first nine months.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

Liquidity, Financial Condition and Capital Resources

Cash flows provided by operating activities totaling $1,156.0 million during the 2005 first nine months were generated primarily by net earnings of $2,924.6 million, offset, in part, by the establishment of the Seventh Amendment security fund of $1,250.0 million and payments of $931.6 million related to the diet drug litigation (see Note 6 to the consolidated condensed financial statements.) The cash flow impact of the change in working capital, which used $583.8 million of cash as of September 30, 2005, excluding the effects of foreign exchange, was more than offset by non-cash depreciation and amortization expense and tax on repatriation included in net earnings. The change in working capital primarily consisted of an increase in accounts receivable of $334.2 million relating to increased sales, a decrease in accounts payable and accrued expenses of $239.5 million relating to timing of payments, an increase in accrued taxes of $237.1 million due to timing of payments and an increase of other current assets of $229.0 million resulting from increased receivables for alliance revenue, interest income and income tax claims. The change in working capital, which used $631.4 million of cash as of September 30, 2004, excluding the effects of foreign exchange, primarily consisted of a decrease of accounts payable and accrued expenses of $373.7 million relating to timing of payments, an increase in accounts receivable of $297.9 million relating to increased sales and an increase in accrued taxes of $48.9 million due to timing of payments.

During the 2005 first nine months, the Company received investment proceeds through the sales and maturities of marketable securities of $1,480.8 million and the sales of assets totaling $341.0 million. The proceeds from the sales and maturities of marketable securities were primarily used to fund the Seventh Amendment security fund. In addition, the Company used $700.4 million of cash for investments in property, plant and equipment, $638.1 million of cash for purchases of marketable securities and $92.7 million of cash for the purchase of an additional equity interest in a joint venture. The capital expenditures made during the 2005 first nine months were consistent with the Company’s commitment to expand existing manufacturing and research and development facilities worldwide, and to build new biotechnology facilities.

The Company’s financing activities in the 2005 first nine months included repayments of debt totaling $328.2 million and dividend payments of $923.8 million.

At September 30, 2005, the Company had outstanding $7,797.7 million in total debt, which consisted of notes payable and other debt. Maturities of the Company’s obligations as of September 30, 2005 are set forth below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Total debt	$7,797.7	$8.5	$391.7	$1,593.7	$5,803.8

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

The following represents the Company’s credit ratings as of September 30, 2005:

	Moody's	S&P	Fitch
Short-term debt Long-term debt Outlook Last rating update	P-2 Baa1 Developing February 8, 2005	A-1 A Negative December 8, 2003	F-2 A- Negative January 31, 2005

In light of the circumstances discussed in Note 6 to the consolidated condensed financial statements, including the unknown number of valid matrix claims and the unknown number and merits of valid downstream opt outs, it is not possible to predict the ultimate liability of the Company in connection with its diet drug legal proceedings. It is therefore not possible to predict whether, and if so when, such proceedings will have a material adverse effect on the Company’s financial condition, results of operations and/or cash flows and whether cash flows from operating activities and existing and prospective financing resources will be adequate to fund the Company’s operations, pay all liabilities related to the diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on its outstanding obligations without the disposition of significant strategic core assets and/or reductions in certain cash outflows.

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
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

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

Two of the Company’s largest products, EFFEXOR XR and PROTONIX, are the subject of pending patent litigation involving potential generic competition. In the case of EFFEXOR XR, the Company has patent protection in the U.S. until at least June 2008, when the patent covering the active ingredient in EFFEXOR, venlafaxine, will expire. The pending U.S. patent litigation in the United States District Court for the District of New Jersey involves the infringement by a potential generic competitor, a subsidiary of Teva Pharmaceutical Industries Ltd., of the Company’s patents relating to extended-release venlafaxine that expire in 2017. In the event that the Company is not successful in this action, EFFEXOR XR may face generic competition as early as June 2008. In October 2005, the Company reached agreement with Teva on a proposed settlement of this litigation. The proposed settlement is subject to a number of conditions, including review by the Federal Trade Commission (FTC) and approval of the District Court. The Company and Teva submitted drafts of the definitive agreements reflecting the proposed settlement to the FTC and the District Court in early November 2005. There can be no assurance that the FTC and the District Court will not raise objections to, or request modifications to, the proposed settlement; that any such modifications will be acceptable to the Company and Teva; that the proposed settlement will be approved by the District Court; or that the proposed settlement will become effective on the terms currently proposed or at all.

In the case of PROTONIX, the Company and its partner Altana AG, have patent protection until at least July 2010, when the patent covering the active ingredient in PROTONIX, pantoprazole, will expire. That patent is being asserted against a potential generic competitor. In the event the Company is not successful in this action, PROTONIX may face generic competition prior to July 2010.

Although the Company believes that its patents are valid in both the EFFEXOR and the PROTONIX matters, there can be no assurances as to the outcome of these matters, which could materially affect future results of operations. These matters are described in more detail in the Company’s 2004 Annual Report on Form 10-K.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

Growth in overall usage of antidepressants globally appears to be slowing for a variety of reasons. In addition, the FDA has recommended new class labeling for antidepressants that will, among other things, more prominently highlight the already labeled risk of suicide in children and adolescents in a boxed warning. The Company has already implemented the labeling change for EFFEXOR.The FDA also has requested that all antidepressant manufacturers re-examine data regarding suicidality from clinical trials in adults using the same approach developed for evaluating the pediatric data. The Company will respond to the FDA’s request.

In addition, the United Kingdom Committee on the Safety of Medicines (CSM) recently completed a review of the safety and efficacy of the selective serotonin reuptake inhibitor class of antidepressants as well as EFFEXOR. As a result of this review, new class labeling for antidepressants as well as restrictions on the use of EFFEXOR in the United Kingdom have been implemented. The Company initially appealed this decision to the CSM and has made a further appeal to the United Kingdom’s Medicines Commission, which is pending.

The Company expects further global regulatory scrutiny of the drugs in this therapeutic area, including EFFEXOR. The Company cannot predict the level of impact these issues may have on future global usage of EFFEXOR.

The proton pump inhibitor category is highly competitive. PROTONIX is subject to discounting demands by managed care and state organizations and price competition from generic omeprazole and other branded proton pump inhibitor products. This pricing pressure may have an effect on future net sales. PROTONIX business is shifting its focus from the more heavily discounted Medicaid segment to the less heavily discounted third party managed care segment. This trend is expected to continue throughout 2005 and, despite an anticipated flat to slight decline in the rate of overall prescription volume growth, it is expected to have a positive impact on profitability.

Product Supply

Two of the Company's important core products, PREVNAR and ENBREL, are biological products that are extremely complicated and difficult to manufacture. In order to sustain the growth of these and other products, the Company must continue to meet the global demand of our customers. The Company believes that it has addressed prior concerns regarding PREVNAR and ENBREL supply, but there can be no assurance that supply constraints will not affect future growth of these and other products.

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
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

to be other than temporary, the network is restructured to gain optimal efficiency and to reduce production costs. As a result, additional restructuring charges may occur in future periods.

The Company has been in discussion with various regulatory authorities regarding manufacturing documentation issues at certain of the Company’s European manufacturing sites. The Company has worked with the authorities to resolve these issues and believes that any future impact on its consolidated statements of operations will not be material.

Pseudoephedrine Containing Products

In the U.S. 34 states have enacted legislation requiring that pseudoephedrine (PSE)-containing products be sold from behind-the-pharmacy-counter (BTPC) in an attempt to limit access to the product and impede illegal processing of this ingredient into methamphetamine. Federal legislation is currently pending that would require BTPC treatment for all PSE-containing products effective January 1, 2007. Similar restrictions have been placed on PSE-containing products in other markets such as Mexico and Australia. The Company is working with retailers to comply with the enacted legislation and ensure appropriate access to the products by consumers. Based on information currently available, the Company believes the impact from the restrictive access of PSE-containing products on its consolidated statements of operations will not be material.

Litigation and Contingent Liabilities

The Company is involved in various legal proceedings, including product liability and environmental matters that arise from time to time in the ordinary course of business, the most significant of which are described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005, interim Current Reports filed on Form 8-K, and this Quarterly Report on Form 10-Q. These include allegations of injuries caused by drugs, vaccines and over-the-counter products, including PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as “fen-phen”), REDUX, the prior formulation of DIMETAPP, the prior formulation of ROBITUSSIN, PREMPROand PREMARIN and EFFEXOR, among others. In addition, the Company has responsibility for environmental, safety and cleanup obligations under various local, state and federal laws, including the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund.

The estimated costs that the Company expects to pay are accrued when the liability is considered probable and the amount can be reasonably estimated (see Note 6 to the consolidated condensed financial statements for a discussion of the costs associated with the REDUX and PONDIMIN diet drug litigation). In many cases, future environmental-related expenditures cannot be quantified with a reasonable degree of accuracy. As

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

investigations and cleanups proceed, environmental-related liabilities are reviewed and adjusted as additional information becomes available. Prior to November 2003, the Company was self-insured for product liability risks with excess coverage on a claims-made basis from various insurance carriers in excess of the self-insured amounts and subject to certain policy limits. Effective November 2003, the Company became completely self-insured for product liability risks. In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings (other than the diet drug litigation, the potential effects of which are discussed in Note 6 to the consolidated condensed financial statements) will not have a material adverse effect on the Company’s financial position but could be material to the results of operations or cash flows in any one accounting period.

Cautionary Statements Regarding Forward-Looking Information

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Forward-looking statements may appear in periodic reports filed with the Securities and Exchange Commission (including the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q), in press releases, in the Company’s Annual Report to Stockholders and other reports to stockholders, and in other communications made by the Company. These forward-looking statements can be identified by their use of words such as “anticipates,” “expects,”“is confident,” “plans,” “could,” “will,”“believes,” “estimates,” “forecasts,” “projects”and other words of similar meaning. These forward-looking statements address various matters including:

o	Our anticipated results of operations, liquidity position, financial condition and capital resources;
o	The benefits that we expect will result from our business activities and certain transactions we announced or completed, such as increased revenues, decreased expenses, and avoided expenses and expenditures;
o	Statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts;
o	The accuracy of our estimates and assumptions utilized in our critical accounting policies;
o	The timing and successfulness of research and development activities;
o	Trade buying patterns;
o	The impact of competitive or generic products;
o	Economic conditions, including interest rate and foreign currency exchange rate fluctuation;
o	Changes in generally accepted accounting principles;
o	Any changes in political or economic conditions due to the threat of terrorist activity worldwide and related U.S. military action internationally;
o	Costs related to product liability, patent protection, government investigations and other legal proceedings;

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

o	Our ability to protect our intellectual property, including patents;
o	The impact of legislation or regulation affecting pricing, reimbursement or access, both in the United States and internationally;
o	Impact of managed care or health care cost-containment;
o	Increased focus on privacy issues in countries around the world, including the United States and the European Union;
o	Governmental laws and regulations affecting our U.S. and international businesses, including tax obligations and results of tax audits;
o	Environmental liabilities;
o	The future impact of presently known trends, including those with respect to product performance and competition;
o	Change in product mix;
o	Anticipated amounts of future contractual obligations and other commitments, including future minimum rental payments under non-cancelable operating leases and estimated future pension and other postretirement benefit payments;
o	Anticipated developments relating to sales of PREMPRO/PREMARIN family of products, PROTONIX, EFFEXOR, ENBREL, and PREVNAR and ENBREL product supply; and
o	Expectations regarding the impact of litigation and potential litigation relating to PREMPRO, PREMARIN, ROBITUSSIN, DIMETAPP and EFFEXOR, including the proposed settlement of the U.S. patent litigation pertaining to a generic version of the Company’s EFFEXOR XR; the nationwide class action settlement relating to REDUX and PONDIMIN; and additional litigation charges related to REDUX and PONDIMIN.

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

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

Interruptions of computer and communication systems, including computer viruses, that could impair the Company’s ability to conduct business and communicate with its customers;

Increasing pricing pressures, both in and outside the United States, resulting from continued consolidation among health care providers, rules and practices of managed care groups and institutional and governmental purchasers, judicial decisions and governmental laws and regulations relating to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general;

Competitive factors, such as (i) new products developed by our competitors that have lower prices or superior performance features or that are otherwise competitive with our current products; (ii) technological advances and patents attained by our competitors; (iii) changes in promotional regulations or practices; (iv) development of alternative therapies; (v) potential generic competition for PREMARIN, EFFEXOR and for other health care products as such products mature and patents or marketing exclusivity expire on such products; (vi) problems with licensors, suppliers and distributors; (vii) business combinations among our competitors and major customers; and (viii) ability to attract and retain management and other key employees;

Government laws and regulations affecting U.S. and international operations, including (i) trade, monetary and fiscal policies and taxes; (ii) price controls, or reimbursement or access policies; (iii) drug importation legislation; (iv) changes in governments and legal systems; and (v) regulatory approval processes affecting approvals of products and licensing, including, without limitation, uncertainties in the FDA approval process that may delay or prevent the approval of new products and result in lost market opportunity;

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

Difficulties or delays in product manufacturing or marketing, including but not limited to, the inability to build up production capacity commensurate with demand, the inability of

Management’s Discussion and Analysis of Financial Condition
and Results of Operations
Three Months and Nine Months Ended September 30, 2005

our suppliers to provide raw material, and the failure to predict market demand for or to gain market acceptance of approved products;

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

Legal difficulties, any of which can preclude or delay commercialization of products or adversely affect profitability, such as (i) product liability litigation related to our products including, without limitation, litigation associated with DIMETAPP, ROBITUSSIN, PREMPRO, PREMARIN, EFFEXOR, and our former diet drug products, REDUX and PONDIMIN; (ii) claims asserting violations of antitrust, securities, or other laws; (iii) tax matters; (iv) intellectual property disputes or changes in intellectual property legal protections and remedies; (v) environmental matters, including obligations under the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund; and (vi) complying with the consent decree with the FDA and other commitments to governmental authorities;

Federal legislation currently pending that would require behind-the-pharmacy-counter treatment for all pseudoephedrine-containing products effective January 1, 2007;

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

Item 3.         Quantitative and Qualitative Disclosures about Market Risk

The market risk disclosures appearing on page 79 and 80 of the Company’s 2004 Annual Report as incorporated by reference in the Form 10-K have not materially changed from December 31, 2004. At September 30, 2005, the fair values of the Company’s financial instruments were as follows:

		Carrying Value	Fair Value
(In millions) Description	Notional/ Contract Amount	Assets (Liabilities)
Forward contracts (1)	$1,420.8	$ 2.1	$ 2.1
Interest rate swaps	5,300.0	66.3	66.3
Outstanding debt (2)	7,731.4	(7,797.7)	(8,176.7)

(1)	If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net payable on the forward contracts would collectively decrease or increase by approximately $65.8.

(2)	If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $646.4.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The fair value of forward contracts and interest rate swaps reflects the present value of the contracts at September 30, 2005 and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of September 30, 2005.

Item 4.        Controls and Procedures

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the 2005 third quarter, the only change of significance in the Company’s internal control over financial reporting related to the replacement of the Company’s North American payroll application. This application was replaced by two SAP modules, addressing human resources and payroll, which were integrated into the Company’s existing systems environment. This served to improve both processing efficiency and further enhance internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

Part II — Other Information

Item 1.        Legal Proceedings

The Company and its subsidiaries are parties to numerous lawsuits and claims arising out of the conduct of its business, including product liability and other tort claims, the most significant of which have been described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, and items filed in Current Reports on Form 8-K in 2005.

The REDUX and PONDIMIN diet drug litigation is discussed in greater detail in Note 6 to the consolidated condensed financial statements.

Through September 30, 2005, payments into the REDUX and PONDIMIN national settlement funds, individual settlement payments, legal fees and other costs totaling $14,865.2 million were paid and applied against the litigation accrual. At September 30, 2005, $6,234.8 million of the litigation accrual remained.

On March 15, 2005, United States District Judge Harvey Bartle III, the federal judge of the United States District Court for the Eastern District of Pennsylvania overseeing the national class action settlement, approved the proposed Seventh Amendment as “fair, adequate and reasonable.” Three appeals from Judge Bartle’s decision were filed by April 14, 2005, the deadline for such appeals. Two of those appeals were withdrawn by the appellants who brought them. On November 1, 2005, the United States Court of Appeals for the Third Circuit dismissed the appeal of the remaining appellant and remanded the appellant's claim to the District Court for the limited purpose of submitting the claim for re-auditing under the terms of the original settlement agreement. If the appellant does not seek review from the United States Supreme Court, the proposed Seventh Amendment would become effective in early 2006. When and if all appeals are finally resolved, the proposed Seventh Amendment would include the following key terms:

o	The amendment would create a new Supplemental Fund, to be administered by a Fund Administrator who will be appointed by the District Court and who will process most pending Level I and Level II matrix claims;
o	After District Court approval, the Company became obligated to make initial payments of up to $50.0 million (of which $25.0 million has been paid) to facilitate the establishment of the Supplemental Fund and to enable the Supplemental Fund to begin reviewing claims. Following the exhaustion of any further appellate review, the Company would make an initial payment of $400.0 million to enable the Supplemental Fund to begin paying claims. The timing of additional payments would be dictated by the rate of review and payment of claims by the Fund Administrator. The Company would ultimately deposit a total of $1,275.0 million, net of certain credits, into the Supplemental Fund;
o	All participating matrix Level I and Level II claimants who qualify under the Seventh Amendment, who pass the Settlement Fund’s medical review and who

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
o	Participating class members who might in the future have been eligible to file Level I and Level II matrix claims (Category Two class members) would be eligible to receive a $2,000 payment from the Trust; such payments would be funded by the Company apart from its other funding obligations under the nationwide settlement;
o	If the participants in the Seventh Amendment have heart valve surgery or other more serious medical conditions on Levels III through V of the nationwide settlement matrix by the earlier of 15 years from the date of their last diet drug ingestion or by December 31, 2011, they would remain eligible to submit claims to the existing Trust and be paid the current matrix amounts if they qualify for such payments under terms modified by the Seventh Amendment. In the event the existing Trust is unable to pay those claims, the Company would guarantee payment; and
o	All class members who participate in the Seventh Amendment would give up any further opt out rights as well as the right to challenge the terms of and the binding effect of the nationwide settlement. Final approval of the Seventh Amendment also would preclude any lawsuits by the Trust or the Company to recover any amounts previously paid to class members by the Trust, as well as terminate the Trust’s Claims Integrity Program as to all claimants who do not opt out of the Seventh Amendment.

On March 29, 2005, as collateral for the Company’s financial obligations under the Seventh Amendment, the Company established a security fund in the amount of $1,250.0 million. As of September 30, 2005, $1,050.0 million was included in Other current assets including deferred taxes and $200.0 million was included in Other assets including deferred taxes. The amounts in the security fund are owned by the Company and will earn interest income for the Company while residing in the security fund.

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

As of September 30, 2005, approximately 58,500 individuals who had filed Intermediate or Back-End opt out forms had pending lawsuits against the Company. The claims of approximately 51% of the plaintiffs in the Intermediate and Back-End opt out cases served on the Company are pending in Federal Court, with approximately 38% pending in State Courts. The claims of approximately 11% of the Intermediate and Back-End opt out plaintiffs have been removed from State Courts to Federal Court but are still subject to a possible remand to State Court. In addition, a large number of plaintiffs have asked the U.S. Court of Appeals for the Third Circuit to review and reverse orders entered by the Federal Court overseeing the settlement which had denied the plaintiffs’ motions to remand their cases to State Court. Another group of plaintiffs with cases in Federal Court has filed a mandamus petition with the Third Circuit seeking an order compelling the MDL court to transfer their cases back to the federal courts in the jurisdictions in which the cases were originally filed.

As of September 30, 2005, approximately 6,500 Intermediate or Back-End opt out plaintiffs have had their lawsuits dismissed for procedural or medical deficiencies or for various other reasons.

The claims of 27 class members who had taken advantage of the Intermediate and Back-End opt out rights created in the nationwide settlement went to verdict from January 1 through November 3, 2005. In six separate trials bifurcated to consider medical causation and damages in the first phase and liability in the second phase, verdicts were returned in favor of a total of eight plaintiffs, in the aggregate amount of approximately $930,000, at the close of the initial stage of each trial. One of those cases, in which the plaintiff was awarded $88,000, will be appealed; the remainder of those cases have since been settled. Fifteen of the verdicts were defense verdicts in favor of the Company at the close of the initial phase in similarly bifurcated trials. Two verdicts involved cases in which the jury initially found in favor of the plaintiffs for $5.0 million and $500,000 respectively, but subsequently found for the Company during the liability phase, thereby negating the earlier damage finding. Verdicts of $100.0 million each were returned in favor of the remaining two plaintiffs at the close of the first phase of a similarly bifurcated trial. The Company moved for a mistrial following the return of the $100.0 million verdicts and the second phase was postponed until October 3, 2005. On September 30, 2005, pursuant to the agreement of the parties, the court granted the Company’s motion, vacated the verdicts and ordered a new trial and the cases were settled. Also during this period, the Philadelphia Court of Common Pleas set aside an earlier verdict against the Company and in favor of three plaintiffs in the aggregate amount of $1.355 million. The court ordered a new trial of the second, or liability, phase of that case after determining that the testimony of plaintiffs’ only liability expert witness was inadequate and in violation of the Pennsylvania Rules of Evidence. A number of additional cases were settled, dismissed or adjourned during the first nine months of 2005. Additional Intermediate and Back-End opt out trials are scheduled throughout 2005 and 2006.

On January 18, 2005, the Company and counsel representing certain downstream opt out plaintiffs filed a motion with the District Court advising the Court that those parties had developed a proposed process by which large numbers of the downstream opt out cases (as well as the PPH and initial opt out cases handled by plaintiffs’ counsel participating in the process) might be negotiated and settled. The proposed process provides a methodology for valuing different categories of claims and also provides a structure for individualized negotiations between the Company and lawyers representing diet drug claimants. Counsel for greater than 90% of the plaintiffs with pending Intermediate and Back-End opt out lawsuits have agreed to participate in the process or are otherwise engaged in settlement discussions with the Company. As a result of the discussions to date, the Company has reached agreements, or agreements in principle, with a significant number of these law firms to settle the claims of approximately 22,000 diet drug recipients (primarily downstream opt outs, but also including PPH and initial opt out claimants), approximately 2,500 of whom have received settlement payments following the dismissal of their cases. The Company cannot predict the total number of cases that might be settled as a result of this process.

On April 27, 2004, a jury in Beaumont, Texas hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson Cty., TX, returned a verdict in favor of the plaintiffs for $113.4 million in compensatory damages and $900.0 million in punitive damages for the wrongful death of the plaintiffs’ decedent, allegedly as a result of PPH caused by her use of PONDIMIN. On May 17, 2004, the Trial Court entered judgment on behalf of the plaintiffs for the full amount of the jury’s verdict, as well as $4.2 million in pre-judgment interest and $188,737 in guardian ad litem fees. On July 26, 2004, the Trial Court denied in their entirety the Company’s motions for a new trial or for judgment notwithstanding the verdict, including the Company’s request for application of Texas’s statutory cap on punitive damage awards. The Company has filed an appeal from the judgment entered by the Trial Court and believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. In connection with its appeal, the Company was required by Texas law to post a bond in the amount of $25.0 million. The Company filed its brief in support of the appeal on April 14, 2005. Plaintiffs have not yet filed their brief and oral argument is not expected until sometime in 2006.

As of September 30, 2005, the Company was a defendant in approximately 170 pending lawsuits (excluding those lawsuits that have been settled in principle pursuant to the settlement process described above) in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. In approximately 55 additional lawsuits pleaded as valvular regurgitation cases, plaintiffs’ attorneys participating in the settlement process described above have now advised the Company that the plaintiffs will allege a claim of PPH. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the Company and not by the Trust). Approximately 45 of these 225 cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 60 of these 225 cases, the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the plaintiffs meet the definition of PPH under the national settlement. The Company is aware of approximately 5 additional claims which are not currently the subject of a lawsuit but which appear to meet the settlement’s PPH definition. During the course of settlement discussions, certain plaintiffs’attorneys have informed the Company that they represent additional individuals who claim to have PPH, but the Company is unable to evaluate whether any such additional purported cases of PPH would meet the national settlement agreement’s definition of PPH. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends to vigorously defend those PPH cases that cannot be resolved prior to trial.

In the product liability litigation involving PREMARIN and PREMPRO, the Company’s estrogen and estrogen/progestin therapies, respectively, a class certification hearing was held June 1-3, 2005 before United States District Judge William Wilson of the United States District Court for the Eastern District of Arkansas, who has been assigned to conduct all coordinated pretrial proceedings in the federal litigation. The MDL plaintiffs sought to represent PREMPRO users in a class action to recover damages for purchase price refunds and medical monitoring costs. The Master Class Action Complaint sought to certify a consumer fraud subclass of PREMPRO users in 29 states; an unfair competition subclass of users in 24 states and a medical monitoring subclass purportedly covering PREMPRO users in 24 states. The states allegedly involved were not consistent between each subclass. Following the hearing, Judge Wilson denied class certification of all the proposed classes. No appeal has been filed. Plaintiffs have announced their intention to file single state class certification motions before Judge Wilson seeking statewide medical monitoring classes in West Virginia, Illinois and California. Also, the Philadelphia Court of Common Pleas has denied plaintiffs’ motion for certification of a statewide medical monitoring class of asymptomatic PREMPRO users in Albertson, et al. v. Wyeth, No. 002944, Ct. Comm. Pleas, Phil. Cty., PA. Plaintiffs have appealed the decision.

In addition to the pending class actions, the Company is defending approximately 3,935 actions in various courts for personal injuries including claims for breast cancer, stroke, ovarian cancer and heart disease. Together, these cases assert claims on behalf of approximately 6,045 women allegedly injured by PREMPRO or PREMARIN.

In the product liability litigation involving the Company’s cough/cold products that contained the ingredient phenylpropanolamine (PPA), the Company is currently a named defendant in approximately 300 lawsuits on behalf of a total of approximately 475 plaintiffs.

The Company had been served with the following two putative economic loss class actions relating to pediatric use of cough syrups containing the active ingredient dextromethorphan: Thompson v. Wyeth, Inc., et al., No. 5 0247, Super. Ct., Essex Cty., MA; Yescavage v. Wyeth, Inc., et al., No. 05-CA-000736, Circ. Court, Lee Cty., FL. Both of those cases were voluntarily dismissed with prejudice.

In litigation in which plaintiffs allege that the defendant pharmaceutical companies artificially inflated the Average Wholesale Price (AWP) of their drugs, the Company has been named as a defendant in an additional AWP lawsuit pending in state court. In State of Mississippi v. Abbott Laboratories, Inc., et al., No. C2005-2021, Chancery Ct., Hinds Cty., MS, the Mississippi Attorney General has alleged that the defendants provided false and inflated AWP, Wholesale Acquisition Cost (WAC) and/or Direct Price information for their drugs to various nationally known drug industry reporting services. The suit seeks damages and injunctive relief.

The Company has received notifications from Teva Pharmaceuticals USA (Teva), Sandoz, Inc., Sun Pharmaceutical Advanced Research Centre Limited (Sun) and Dr. Reddy’s that Abbreviated New Drug Applications (ANDA) have been filed with the FDA seeking approval to market generic pantoprazole sodium 20 mg and 40 mg delayed release tablets. Pantoprazole sodium is the active ingredient used in PROTONIX. The Orange Book lists two patents in connection with PROTONIX tablets. The first of these patents covers pantoprazole and expires in July 2010. The other listed patent is a formulation patent and expires in December 2016. The Company’s licensing partner, Altana Pharma AG (Altana) is the owner of these patents. In May 2004, Altana and the Company filed a lawsuit against Teva and Teva Pharmaceutical Industries Ltd. in the United States District Court for the District of New Jersey, Docket No. 2:04-CV-02355, alleging infringement of the patent expiring in 2010. On March 4, 2005, the Company received a second notification from Sun, indicating that Sun has now certified that it believes that the patent expiring in 2010 is invalid, not infringed, or unenforceable. On April 13, 2005, Altana and the Company filed a lawsuit against Sun Pharmaceutical Industries Ltd. and Sun Pharmaceutical Advanced Research Centre Ltd. in the United States District Court for the District of New Jersey, Docket No. 2:05-CV-05-01966-JLL-RJH, alleging infringement of the patent expiring in 2010. In June 2005, Sun sent a third notification informing the Company and Altana that Sun had filed an ANDA seeking approval to market generic pantoprazole sodium 40 mg base/vial I.V. The Orange Book lists two patents in connection with PROTONIX I.V. The first of these covers pantoprazole and expires in July 2010. The other listed patent is a formulation patent and expires in November 2021. The Company’s licensing partner, Altana, is the owner of these patents. On August 5, 2005, Altana and the Company filed a lawsuit against Sun in the United States District Court of the District of New Jersey, Docket No. 2:05-CV-05-3970-JLL-RJH, alleging infringement of the patent expiring in 2010. The Company intends, and is informed that Altana intends, to vigorously pursue these litigations.

On March 14, 2003, Aventis Pharma Deutschland (Aventis) and King Pharmaceuticals, Inc. (King) filed a patent infringement suit against Cobalt Pharmaceuticals (Cobalt) in the United States District Court for the District of Massachusetts (Aventis Pharma Deutschland GmbH and King Pharmaceuticals, Inc. v. Cobalt Pharmaceuticals Inc., Docket No. 03-10492JLT, U.S.D.C., D. Mass.) alleging that Cobalt infringes an Aventis patent for ramipril, which expires in October 2008, by filing an ANDA with the FDA seeking approval to market generic 1.25 mg, 2.5 mg, 5 mg, and 10 mg ramipril capsules. The Company co-promotes ALTACE (ramipril) together with King Pharmaceuticals, Inc. Cobalt has alleged that this patent is invalid. The District Court’s September 2005 trial date has been suspended pending settlement negotiations. The parties are to report the status of these negotiations to the District Court weekly until a new trial date is established. In June 2005, Lupin, Ltd. (Lupin) notified King and Aventis that it had filed an ANDA seeking to market generic ramipril prior to expiration of U.S. 5,061,722, which expires in October 2008. The Company has been advised that King and Aventis have filed a patent infringement suit against Lupin in the United States District Court of the District of Maryland.

On March 24, 2003, the Company filed suit in the United States District Court for the District of New Jersey against Teva Pharmaceuticals, USA (Wyeth v. Teva Pharmaceuticals USA, Inc., Docket No. 03-CV-1293 (KSH), U.S.D.C., D. N.J.) alleging that the filing of an ANDA by Teva seeking FDA approval to market 37.5 mg, 75 mg, and 150 mg venlafaxine HCl extended-release capsules infringes certain of the Company’s patent rights. Venlafaxine HCl is the active ingredient used in EFFEXOR XR. The patent rights involved in the litigation relate to methods of using extended-release formulations of venlafaxine HCl. These patent rights expire in 2017. Teva has asserted that these patents are invalid and/or not infringed. Teva has not, to date, challenged the Company’s patent covering the compound, venlafaxine. Accordingly, Teva’s ANDA may not be approved until the expiration of that patent, and its associated pediatric exclusivity period, on June 13, 2008. In October 2005, the Company reached agreement with Teva on a proposed settlement of this litigation. The proposed settlement is subject to a number of conditions, including review by the Federal Trade Commission (FTC) and approval of the District Court. The Company and Teva submitted drafts of the definitive agreements reflecting the proposed settlement to the FTC and the District Court in early November 2005.

Under the terms of the proposed settlement, the pending litigation would be dismissed and Teva would be permitted to launch generic versions of EFFEXOR XR (extended release capsules) and EFFEXOR (immediate release tablets) in the U.S. pursuant to the following licenses to be granted by the Company as part of the proposed settlement:

o	a license (exclusive for a specified period and then non-exclusive) under the Company’s U.S. patent rights permitting Teva to launch an AB rated, generic version of EFFEXOR XR in the U.S. beginning on July 1, 2010, subject to earlier launch based on specified market conditions or developments regarding the applicable patent rights, including the outcome of any future generic challenges to such patent rights; and
o	an exclusive license under the Company’s U.S. patent rights permitting Teva to launch an AB rated, generic version of EFFEXOR in the U.S. beginning on June 15, 2006, subject to earlier launch based on specified market conditions.

In connection with each of these licenses, Teva would pay the Company specified percentages of gross profit from sales of each of the Teva generic versions. These sharing percentages are subject to adjustment or suspension based on market conditions and developments regarding the applicable patent rights.

The Company and Teva also negotiated arrangements with respect to generic versions of EFFEXOR XR in Canada.

There can be no assurance that the FTC and the District Court will not raise objections to, or request modifications to, the proposed settlement; that any such modifications will be acceptable to the Company and Teva; that the proposed settlement will be approved by the District Court; or that the proposed settlement will become effective on the terms currently proposed or at all.

In April 2003, a petition was filed with the FDA by a consultant on behalf of an unnamed client seeking FDA’s permission to submit an ANDA for venlafaxine extended-release tablets utilizing the Company’s EFFEXOR XR capsules as the reference product. Such permission is required before a generic applicant may submit an ANDA for a product that differs from the reference product in dosage form or other relevant characteristics. In August 2003, the Company submitted comments on this petition raising a number of safety, efficacy, and patient compliance issues that could not be adequately addressed through standard ANDA bioequivalence studies, and requesting the FDA to deny the petition on this basis. In March 2005, the FDA granted the petition. In April 2005, the Company requested that the FDA reconsider its decision to grant the petition and stay any further agency action. To the Company’s knowledge, no such ANDA has been filed and the FDA has not taken any action on the Company’s request for reconsideration.

In litigation alleging that the Company violated the antitrust laws through the use of exclusive contracts and “disguised exclusive contracts” with managed care organizations and pharmacy benefit managers concerning PREMARIN, the Federal District Court granted the Company’s motion for summary judgment in J.B.D.L. Corp. v. Wyeth-Ayerst Pharmaceuticals, Inc., Civ. A. No. C-1-01-704, U.S.D.C., S.D. Oh., and CVS Meridian, Inc. et al. v. Wyeth, Civil A. No. C-1-03-781, U.S.D.C., S.D. Oh., actions. Plaintiffs in both actions filed notices of appeal to the United States Court of Appeals for the Sixth Circuit. The Sixth Circuit has consolidated the appeals and has set a briefing schedule. Various actions brought by indirect purchasers in both Federal District Court in Ohio and in State Courts in both California and Vermont remain pending. In the Vermont action, Deyo v. Wyeth, No. 735-12-04 (Vt. Sup. Ct.), the Company has answered the complaint and moved for a stay pending resolution of the previously-filed class action currently proceeding in Federal Court in Ohio, Ferrell v. Wyeth-Ayerst Laboratories, Inc., Civ. A. No. C-1-01-447, U.S.D.C., S.D. Oh.

In litigation alleging that the Company, along with other pharmaceutical manufacturers, violated federal antitrust statutes and certain state laws by unlawfully agreeing to engage in conduct to prevent U.S. consumers from purchasing defendants’ prescription drugs from Canada, the District Court endorsed and adopted the Magistrate Judge’s recommendation to dismiss the federal antitrust claim. In re Canadian Import Antitrust Litigation, Civ. No. 04-2724, U.S.D.C., D. Minn. In addition to dismissing the federal antitrust claim, the District Court declined to exercise its supplemental jurisdiction over various state and common law claims and dismissed those claims without prejudice. Plaintiffs have filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. Additionally, in the Clayworth v. Pfizer, et al., No. RG04172428, Super. Ct., Alameda Cty., action, the Trial Court overruled defendants’demurrer to the Third Amended Complaint and held that plaintiffs’ conspiracy claims are adequately alleged. The Trial Court sustained the demurrer with respect to unilateral price discrimination claims. Defendants answered the Third Amended Complaint on July 15, 2005. Discovery is proceeding.

The Company intends to continue to vigorously defend all of the foregoing litigation.

In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with pending litigation (other than the litigation involving REDUX and PONDIMIN, the potential effects of which are discussed in Note 6 to the consolidated condensed financial statements) will not have a material adverse effect on the Company’s financial position but could be material to the results of operations or cash flows in any one accounting period.

Item 6.        Exhibits

Exhibit No. (12) (31.1) (31.2) (32.1) (32.2)	Description

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

Date: November 7, 2005

Exhibit Index

Exhibit No. (12) (31.1) (31.2) (32.1) (32.2)	Description

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