Form 10-K
period 2005-12-31
WYETH
filed 2006-02-27
CIK 5187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-1225

Wyeth

(Exact name of registrant as specified in its charter)

Delaware	13-2526821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Five Giralda Farms, Madison, NJ	07940-0874
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (973) 660-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$2 Convertible Preferred Stock, $2.50 par value	New York Stock Exchange
Common Stock, $0.33 - 1/3 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filed    ☒        Accelerated filer    ☐        Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate market value at June 30, 2005	$59,655,741,648

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at January 31, 2006
Common Stock, $0.33 - 1/3 par value	1,344,081,065

Documents incorporated by reference: List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

(1)	2005 Financial Report to Stockholders - In Parts I and II
(2)	Proxy Statement to be filed on or about March 15, 2006 - In Part III

PART I

ITEM 1.	BUSINESS

General

Unless stated to the contrary, or unless the context otherwise requires, references to the Company in this report include Wyeth and subsidiaries.

Wyeth, a Delaware corporation (the “Company”) organized in 1926, is currently engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in three primary businesses: Wyeth Pharmaceuticals (“Pharmaceuticals”), Wyeth Consumer Healthcare (“Consumer Healthcare”) and Fort Dodge Animal Health (“Animal Health”). Pharmaceuticals include branded human ethical pharmaceuticals, biologicals, vaccines and nutrition products. Principal products include neuroscience therapies, cardiovascular products, nutrition products, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments, immunological products and women’s health care products. Consumer Healthcare products include analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and personal care items sold over-the-counter. Principal Animal Health products include vaccines, pharmaceuticals, parasite control and growth implants.

In October 2000, the Company had an approximately 55% ownership in Immunex Corporation (“Immunex”), subsequently acquired by Amgen Inc. (“Amgen”). In November 2000, through a public equity offering, the Company sold 60.5 million shares of Immunex common stock with proceeds to the Company of approximately $2,404.9 million resulting in a pre-tax gain on the sale of $2,061.2 million. As a result of the reduction in ownership below 50%, the Company included the financial results of Immunex on an equity basis retroactive to January 1, 2000. In July 2002, Amgen completed its acquisition of Immunex. Under the terms of the acquisition agreement, the Company received 98,286,358 shares of Amgen common stock and $1,005.2 million in cash in exchange for all of its shares of Immunex common stock. The Company began selling its Amgen shares in the 2002 fourth quarter and completed the sale of all such shares as of January 21, 2003 for aggregate net proceeds of $4,830.7 million. The Company and Amgen continue to co-promote ENBREL in the United States and Canada with the Company having exclusive rights to ENBREL outside of the United States and Canada.

The following significant transactions are further described in Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2005 Financial Report to Stockholders and is incorporated herein by reference:

•	The 2005, 2004 and 2003 net gains on sales and dispositions of assets;

•	The 2005 collaboration agreements entered into with Progenics Pharmaceuticals, Inc. and with Trubion Pharmaceuticals, Inc. and the 2004 co-development and co-commercialization agreement entered into between the Company and Solvay Pharmaceuticals to co-develop and co-commercialize four neuroscience compounds;

•	The equity purchase agreement between the Company and Takeda Pharmaceutical Company, Limited (“Takeda”), whereby the Company increased its ownership of an affiliated entity in Japan from 60% to 70% and will continue to buy out the remaining 30% minority interest presently held by Takeda; and

•	The Immunex Corporation (“Immunex”)/Amgen Inc. (“Amgen”) common stock transactions in connection with Amgen’s acquisition of Immunex.

Reportable Segments

Financial information, by reportable segment, for each of the three years ended December 31, 2005, is set forth in Note 15 of the Notes to Consolidated Financial Statements in the Company’s 2005 Financial Report to Stockholders and is incorporated herein by reference.

The Company has four reportable segments: Pharmaceuticals, Consumer Healthcare, Animal Health and Corporate. The Company’s Pharmaceuticals, Consumer Healthcare and Animal Health reportable segments are strategic business units that offer different products and services. The reportable segments are managed separately because they develop, manufacture, distribute and sell distinct products and provide services, which require differing technologies and marketing strategies. The Company sells its diversified line of products to wholesalers, pharmacies, hospitals, physicians, retailers and other health care institutions located in various markets in more than 145 countries throughout the world. Wholesale distributors and large retail establishments account for a large portion of the Company’s net revenue and trade receivables, especially in the United States. The Company’s top three wholesale distributors accounted for 29%, 25% and 23% of the Company’s net revenue in 2005, 2004 and 2003, respectively. The Company’s largest wholesale distributor accounted for 12% of net revenue in 2005 and 10% of net revenue in 2004 and 2003. The Company continuously monitors the creditworthiness of its customers. The product designations appearing in differentiated type herein are trademarks.

PHARMACEUTICALS SEGMENT

The Pharmaceuticals segment develops, manufactures, distributes, and sells branded human ethical pharmaceuticals, biologicals, vaccines and nutrition products. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers, and other human health care institutions. Some of these sales are made to large buying groups representing certain of these customers. Principal product categories and their respective products are: neuroscience therapies including EFFEXOR (marketed as EFEXOR internationally) and EFFEXOR XR; cardiovascular products including ALTACE (co-promoted with King Pharmaceuticals, Inc.) and INDERAL; nutrition products including 3RD AGE PROGRESS; S-26 and 2ND AGE PROMIL (international markets only); gastroenterology drugs including ZOTON (international markets only) and PROTONIX (U.S. market only); anti-infectives including ZOSYN (marketed as TAZOCIN internationally) and TYGACIL; vaccines including PREVNAR (marketed as PREVENAR internationally); oncology therapies; musculoskeletal therapies including ENBREL (co-promoted in the United States and Canada with Amgen); hemophilia treatments including BENEFIX Coagulation Factor IX (Recombinant) and REFACTO albumin-free formulated Factor VIII (Recombinant); immunological products including RAPAMUNE; and women’s health care products including PREMARIN, PREMPRO, PREMPHASE, and ALESSE (marketed as LOETTE internationally). The Company manufactures these products in the United States and Puerto Rico, and in 14 foreign countries.

Accounting for more than 10% of net revenue in 2005, 2004 and 2003 were sales of neuroscience therapies of $3,646.4 million, $3,545.8 million and $2,923.2 million, respectively. Neuroscience therapies include 2005, 2004 and 2003 sales related to EFFEXOR and EFFEXOR XR of $3,458.8 million, $3,347.4 million and $2,711.7 million, respectively. In addition, sales of gastroenterology drugs of $2,060.6 million, $2,038.3 million and $1,856.5 million, respectively, which include sales of $1,684.9 million, $1,590.6 million and $1,493.3 million related to PROTONIX, also exceeded 10% of net revenue in 2005, 2004 and 2003, respectively. Sales of women’s health care products totaling $1,864.5 million accounted for more than 10% of net revenue in 2003, which included sales of the PREMARIN family of products of $1,275.3 million. Except as noted above, no other single pharmaceutical product or category of products accounted for more than 10% of net revenue in 2005, 2004 or 2003.

CONSUMER HEALTHCARE SEGMENT

The Consumer Healthcare segment develops, manufactures, distributes and sells over-the-counter health care products. Principal Consumer Healthcare product categories and their respective products are: analgesics including ADVIL; cough/cold/allergy remedies including ROBITUSSIN, DIMETAPP and ALAVERT; nutritional supplements including CENTRUM products, and CALTRATE; and hemorrhoidal, asthma and personal care items including CHAPSTICK. These products are generally sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising. These products are manufactured in the United States and Puerto Rico, and in eight foreign countries.

No single Consumer Healthcare product or category of products accounted for more than 10% of net revenue in 2005, 2004 or 2003.

ANIMAL HEALTH SEGMENT

The Animal Health segment develops, manufactures, distributes and sells animal biological and pharmaceutical products. Principal Animal Health product categories include pharmaceuticals, vaccines (including WEST NILE – INNOVATOR) and parasite control (including CYDECTIN), and growth implants. These products are sold to wholesalers, veterinarians and other animal health care providers. The Company manufactures these products in the United States and in seven foreign countries.

No single Animal Health product or category of products accounted for more than 10% of net revenue in 2005, 2004 or 2003.

CORPORATE SEGMENT

Corporate is primarily responsible for the treasury, tax and legal operations of the Company’s businesses and maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of the Company which are not allocated to the other reportable segments. These items include interest expense and interest income, gains on the sales of investments and other corporate assets, gains relating to Immunex/Amgen common stock transactions, certain litigation provisions, including the REDUX and PONDIMIN litigation charges, productivity initiatives charges, special charges and other miscellaneous items. See Note 15 of the Notes to Consolidated Financial Statements in the Company’s 2005 Financial Report to Stockholders for Corporate segment information, as well as additional disclosure relating to certain significant items listed above.

Sources and Availability of Raw Materials

Generally, raw materials and packaging supplies are purchased in the open market from various outside vendors. Materials for certain of our products, including PREVNAR, ENBREL, BENEFIX, RAPAMUNE, ZOSYN and oral contraceptives, are sourced from sole third-party suppliers. The loss of any one source of supply could have a material effect on the Company’s future results of operations.

Patents and Trademarks

Patent protection is, in the aggregate, considered to be of material importance in the Company’s marketing of Pharmaceutical products in the United States and in most major international markets. Patents may cover products, formulations, processes for, or intermediates useful in the manufacture of products or the uses of products. The Company owns, has applied for, or is licensed under a large number of patents, both in the United States and other countries. Protection for individual products extends for varying periods in accordance with the date of grant and the legal life of patents in countries in which patents are granted. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope, and the availability of legal remedies in the applicable country. There is no assurance that the patents the Company or its licensors are seeking will be granted or that the patents the Company or its licensors have been granted would be found valid if challenged. Moreover, patents relating to particular products, uses, formulations, or processes may not preclude competitors from employing alternative processes or from marketing alternative products or formulations that might successfully compete with the Company’s patented products.

Patent portfolios developed for products introduced by the Company normally provide market exclusivity in addition to regulatory exclusivity that may be available under applicable pharmaceutical regulatory laws. The Company considers patent protection for certain products, processes, and uses to be important to its operations. For many of its products, in addition to compound patent protection, the Company or its licensor hold patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the compound patent.

The Company’s patent portfolio includes U.S. patents covering the following products that expire (together with any applicable patent term extension and pediatric extension) in the year set forth opposite the product:

Product	Year
ALTACE**	2008
BENEFIX	2011
rhBMP-2	2014
EFFEXOR/EFFEXOR XR*	2008
ENBREL	2012
PREMPRO	2015
PREVNAR	2007
PROTONIX**	2010
RAPAMUNE	2009 (if extension granted, 2013)
REFACTO	2010
ZOSYN	2007

*	The Company recently settled patent litigation with respect to the product and granted certain licenses in connection with the settlement. See Note 14 to the Company’s consolidated financial statements, Contingencies and Commitments, in the Company’s 2005 Financial Report to Stockholders.

**	Certain of the patents covering the product are the subject of pending litigation. See Note 14 to the Company’s consolidated financial statements, Contingencies and Commitments, in the Company’s 2005 Financial Report to Stockholders.

For small molecule products, the date listed above generally is the year of expiration of the composition of matter patents. For RAPAMUNE, the date listed relates to a method of use patent. For vaccines and biologics products, the patent associated with the date listed above may be a protein, DNA, formulation or component patent.

The list above does not provide a complete description of the patent protection for the products listed above, only the Company’s best estimate of the minimum term of U.S. patents covering such products. Multiple patents protect most products, with differing terms and scopes. Later-expiring patents relating to the products listed above can be directed to particular forms or compositions of the product or to methods of manufacturing or using the product in the treatment of further diseases or conditions. Certain of the patents covering the products listed above are licensed from third parties, and the Company’s rights with respect to such patents are defined by the applicable agreements. The list above does not describe the Company’s patent portfolio for such products in countries outside of the United States. There is no guarantee that any particular patent covering the Company’s products would not be held invalid, unenforceable, or not infringed by a court upon challenge.

ZOTON is sold by the Company exclusively outside of the United States. Compound patent protection for ZOTON in the United Kingdom, that product’s principal market, expired in December 2005. Compound patent protection for ZOTON in other countries will expire in the near future.

The Company also has patent rights covering products not listed above. Patents on some of the Company’s newest products and late-stage product candidates could become significant to the Company’s business in the future.

While the expiration of a compound patent may result in a loss of market exclusivity for a small molecule product, commercial benefits may continue to be derived from later-expiring patents on processes and intermediates, patents relating to the use of products, patents relating to novel compositions and formulations; manufacturing trade secrets; trademark use; and marketing exclusivity that may be available under pharmaceutical regulatory laws. The effect of compound patent expiration on the Company’s business also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the product and the requirements of new drug provisions of the Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

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

The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as “Hatch-Waxman,” made a complex set of changes to both patent and new-drug-approval laws in the United States. Before Hatch-Waxman, no drug could be approved without providing the U.S. Food and Drug Administration (“FDA”) complete safety and efficacy studies, i.e., a complete New Drug Application (“NDA”). Hatch-Waxman authorizes the FDA to approve generic versions of innovative medicines without such information by filing an Abbreviated New Drug Application (“ANDA”). In an ANDA, the generic manufacturer must demonstrate only pharmaceutical equivalence and bioequivalence between the generic version and the NDA-approved drug – not safety and efficacy. Absent a successful patent challenge, the FDA cannot approve an ANDA until after the innovator’s patents expire. However, after the innovator has marketed its product for four years, a generic manufacturer may file an ANDA alleging that one or more of the patents listed in the innovator’s NDA are invalid or not infringed. This allegation is commonly known as a “Paragraph IV certification.” The innovator must then file suit against the generic manufacturer to enforce its patents. If one or more of the NDA-listed patents are successfully challenged, the first filer of a Paragraph IV certification may be entitled to a 180-day period of market exclusivity over all other generic manufacturers. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, including EFFEXOR XR, PROTONIX and ALTACE, and the Company expects this trend to continue.

A description of the current pending litigation with respect to certain of the Company’s patent rights, including generic challenges pursuant to Hatch-Waxman, is included in Note 14 to the Company’s consolidated financial statements, Contingencies and Commitments, in the Company’s 2005 Financial Report to Stockholders.

Sales of the Company’s products are supported by the Company’s or its licensors’ brand names, logos, designs and other trademarks. In the aggregate, these trademarks are significant to the Company’s business. Trademark protections lasts in some countries for as long as the applicable trademark remains in use. In some countries, trademark protection continues as long as the applicable trademark is registered. Registration is for a fixed term and generally can be renewed indefinitely.

Seasonality

Sales of Consumer Healthcare products are affected by seasonal demand for cough/cold products and, as a result, second quarter results for these products tend to be lower than results in other quarters.

Competition

PHARMACEUTICALS SEGMENT

The Company operates in the highly competitive pharmaceutical industry. The Company has many major multinational competitors and numerous smaller U.S. and international competitors. Based on net revenue, the Company believes it ranks within the top 10 competitors in the global pharmaceutical industry.

The Company’s competitive position is affected by many factors including prices; costs and resources available to develop, enhance and promote products; customer acceptance; product quality and efficacy; patent protection and other intellectual property; development of alternative therapies by competitors; scientific and technological advances; the availability of generic substitutes; and governmental actions affecting drug importation, pricing and generic substitutes. In the United States, the growth of managed care organizations, such as health maintenance organizations and pharmaceutical benefit management companies, has resulted in increased competitive pressures. Moreover, the continued growth of generic substitutes is further promoted by legislation, regulation and various incentives enacted and promulgated in both the public and private sectors.

CONSUMER HEALTHCARE SEGMENT

Many major pharmaceutical companies compete in the consumer healthcare industry. The Consumer Healthcare business has many competitors, including retail stores with their own generic brands. Based on sales, the Company believes it ranks within the top six major competitors in the global consumer health care industry. The Company’s competitive position is affected by several factors including resources available to develop, enhance and promote products; customer acceptance; product quality; launch of new products; development of alternative therapies by competitors; growth of lower cost private label brands; regulatory and legislative issues; and scientific and technological advances.

ANIMAL HEALTH SEGMENT

The Company competes with many major multinational competitors and numerous other producers of animal health products worldwide. Based on net revenue, the Company believes it ranks within the top five competitors in the worldwide animal health marketplace. Important competitive factors include price and cost effectiveness; development of new products and processes; customer acceptance; quality and efficacy; patent and other intellectual property protection; innovation; scientific and technological advances; and promotion to distributors, veterinary professionals and consumers.

Competitive factors affecting our principal products are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Financial Report, which is incorporated herein by reference, and the RISK FACTORS under Item 1A.

Research and Development

Worldwide research and development activities are focused on discovering, developing and bringing to market new products to treat and/or prevent some of the most serious health care problems.

During 2005, Pharmaceuticals entered 12 new compounds into formal development for the fifth year in a row. The Company also began clinical trial programs for eight new molecular entities and advanced two programs into Phase 3 testing.

At December 31, 2005, the Company’s significant new product opportunities included two New Drug Applications filed with the FDA for review, and 72 active Investigational New Drug Applications. The Company has also filed two Supplemental New Drug Applications with the FDA seeking approval for new uses of existing products. Additionally, 10 biologics license applications have been filed with the U.S. Department of Agriculture.

In July 2005, the Company launched TYGACIL, an innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections, in the United States, one month after it received FDA approval. Launch of this first-in-class product comes at a time when the need for new antibiotic options to combat serious, resistant infections is increasing. Regulatory review is ongoing in Europe and around the world.

In May 2005, the Company filed a New Drug Application with the FDA for LYBREL (levonorgestrel/ethinyl estradiol), an oral contraceptive with a unique continuous dosing regimen. If approved, this product will be the lowest daily dose, monophasic oral contraceptive available in the U.S. and will offer a dosing regimen that provides effective contraception as well as the option for a longer interval between menstrual cycles.

In December 2005, the Company filed a New Drug Application with the FDA for desvenlafaxine succinate (DVS-233), a serotonin/norepinephrine reuptake inhibitor (“SNRI”), for the treatment of major depressive disorder.

During 2005, several major collaborative research and development arrangements were initiated or continued with other pharmaceutical and biotechnology companies including an agreement entered into between the Company and Progenics Pharmaceuticals, Inc. for joint development and commercialization of methylnaltrexone, a compound in Phase 3 development for the treatment of opioid-induced side effects, including constipation and post-operative bowel dysfunction. Additionally, the Company entered into a strategic alliance with Trubion Pharmaceuticals, Inc. (“Trubion”) for the discovery, development and commercialization of novel biopharmaceutical products to treat inflammatory disease and cancer using Trubion’s small modular immunopharmaceutical (SMIP™) technology, including a compound currently in Phase 2 development for treatment of rheumatoid arthritis.

Research and development expenditures totaled approximately $2,749.4 million in 2005, $2,460.6 million in 2004 and $2,093.5 million in 2003 with approximately 93%, 94% and 93% of these expenditures in the Pharmaceuticals segment in 2005, 2004 and 2003, respectively.

Regulation

The Company’s various health care products and the sale, marketing and manufacturing of these products are subject to regulation by government agencies throughout the world. The primary emphasis of these regulatory requirements is to assure the safety and effectiveness of the Company’s products. In the United States, the FDA, under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act, regulates many of the Company’s health care products, including human and animal pharmaceuticals, vaccines, and consumer health care products. The Federal Trade Commission (“FTC”) has the authority to regulate the promotion and advertising of consumer health care products including over-the-counter drugs and dietary supplements. The U.S. Department of Agriculture regulates the Company’s domestic animal vaccine products. In addition, many states have similar regulatory requirements. The FDA’s enforcement powers include the imposition of criminal and civil sanctions against individuals and companies, including seizures of regulated products. The FDA’s enforcement powers also include its inspection of the numerous facilities operated by the Company. To facilitate compliance, the Company from time to time may institute voluntary compliance actions such as product recalls when it believes it is appropriate to do so. Most of the Company’s pharmaceutical products, and an increasing number of its consumer health care products, are regulated under the FDA’s new drug or biologics approval processes, which mandate pre-market approval of all new drugs. Such processes require extensive time, testing and documentation for approval, resulting in significant costs for new product introductions. The Company’s U.S. Pharmaceuticals business is also affected by the Controlled Substances Act, administered by the Drug Enforcement Administration, which regulates strictly all narcotic and habit-forming drug substances. In addition, in the countries where the Company does business outside the United States, it is subject to regulatory and legislative climates that, in many instances, are similar to or more restrictive than in the United States. The Company devotes significant resources to dealing with the extensive federal, state and local regulatory requirements applicable to its products in the United States and internationally. In addition, the Company is subject to other regulations in the United States and internationally, including securities, antitrust, anti-kickback and false claim laws and the Foreign Corrupt Practices Act.

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

The FDA Modernization Act, which was passed in 1997, as extended by the Best Pharmaceuticals for Children Act, which was passed in 2002, includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for new or currently marketed drugs, if certain pediatric studies requested by the FDA are completed by the applicant. The Company has obtained such pediatric exclusivity extensions for certain of its products and is considering seeking pediatric exclusivity extensions based on pediatric studies for certain other products.

Under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the “2003 Medicare Act”), beginning January 1, 2006 Medicare beneficiaries will be eligible to obtain subsidized prescription drug coverage from private sector providers. It is difficult to predict the impact the Medicare prescription drug coverage benefit will have on pharmaceutical companies. Usage of pharmaceuticals may increase as the result of the expanded access to medicines afforded by the new Medicare prescription drug benefit. However, such potential sales increases may be offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers that will negotiate on behalf of Medicare beneficiaries.

Health care costs will continue to be the subject of attention in both the public and private sectors. Similarly, health care spending, including pharmaceutical pricing, is subject to increasing governmental review and control, including pricing controls and cost containment measures in the United States and international markets. The Company cannot predict whether future health care initiatives will be adopted or the extent to which the Company’s business may be affected by these initiatives or other potential future legislative or regulatory developments.

In 2004, the FDA recommended new class labeling for antidepressants, including the Company’s EFFEXOR family of products, that would, among other things, more prominently highlight the already labeled risk of suicide in children and adolescents in a boxed warning. The Company implemented the labeling change for its EFFEXOR family of products in 2005. The FDA also has requested that all antidepressant manufacturers re-examine data regarding suicidality from clinical trials in adults using the same approach developed for evaluating the pediatric data. The Company has responded to the FDA’s request.

In 2004, the United Kingdom Committee on the Safety of Medicines (“CSM”) completed a review of the safety and efficacy of the selective serotonin reuptake inhibitor (“SSRI”) class of antidepressants as well as the Company’s EFFEXOR family of products, which are serotonin-norepinephrine reuptake inhibitors (“SNRIs”). As a result of this review, the CSM imposed new labeling requirements for these antidepressants, including the Company’s EFFEXOR family of products, and imposed additional restrictions on the use of the Company’s EFFEXOR products in the United Kingdom because it concluded that these products carried additional risks. The Company appealed the EFFEXOR- specific additional restrictions to the CSM and the United Kingdom’s Medicines Commission because the Company believes that the imposed labeling changes are not supported by the available scientific data. A further appeal is presently pending.

The Company cannot predict the level of impact these issues and global regulatory scrutiny of its EFFEXOR family of products may have on future global usage of its EFFEXOR family of products.

The Company has been in discussion with various regulatory authorities regarding manufacturing documentation issues at certain of the Company’s European manufacturing sites. The Company has worked with the authorities to resolve these issues and believes that any future impact on its consolidated statements of operations will not be material.

The Company’s Wyeth Pharmaceuticals division, a related subsidiary, and an executive officer of the Company are subject to a consent decree entered into with the FDA in October 2000 following the seizure in June 2000 from the Company’s distribution centers in Tennessee and Puerto Rico of a small quantity of certain of the Company’s products then manufactured at the Company’s Marietta, Pennsylvania facility. The seizures were based on FDA allegations that certain of the Company’s biological products were not manufactured in accordance with current Good Manufacturing Practices at the Company’s Marietta and Pearl River, New York facilities. The consent decree, which has been approved by the United States District Court for the Eastern District of Tennessee, does not represent an admission by the Company or the executive officer of any violation of the Federal Food, Drug, and Cosmetic Act or its regulations. As of September 1, 2005, the Company had ceased manufacturing operations at its Marietta facility, decommissioned such facility, and sold such facility to another company. The consent decree does not prohibit the continued manufacture of any products that the Company intends to manufacture at its Pearl River facility. However, with respect to approved biological products, the consent decree does require the review by independent consultants of a statistical sample of the manufacturing records for approved biological products prior to distribution of individual lots. In addition, as provided in the consent decree, an expert consultant has conducted a comprehensive inspection of the Marietta and Pearl River facilities and the Company has identified various actions to address the consultant’s observations. The Company has completed these actions as to the Marietta facility and has obtained certification of such completion by the expert consultant. As to the Pearl River facility, the Company is in an ongoing process of completing these actions and obtaining verification of the Company’s actions. The verification process is subject to review by the FDA.

In the United States, 34 states have enacted legislation requiring that pseudoephedrine (“PSE”)-containing products be sold from behind-the-pharmacy-counter (“BTPC”) in an attempt to limit access to the product and impede illegal processing of this ingredient into methamphetamine. Federal legislation is currently pending that would require BTPC treatment for all PSE-containing products effective January 1, 2007. Similar restrictions have been placed on PSE-containing products in other markets such as Mexico and Australia. The Company is working with retailers to comply with the enacted legislation and ensure appropriate access to the products, including the ROBITUSSIN and DIMETAPP brands, by consumers. Based on information currently available, the Company believes the impact from the restrictive access of PSE-containing products on its consolidated statements of operations will not be material.

Environmental

Certain of the Company’s operations are affected by a variety of federal, state, local and international environmental protection laws and regulations and the Company has, in a number of instances, been notified of its potential responsibility relating to the generation, storage, treatment and disposal of hazardous waste. In addition, the Company has been advised that it may be a responsible party in several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), commonly known as Superfund (See Note 14 of the Notes to Consolidated Financial Statements in the Company’s 2005 Financial Report to Stockholders). In connection with the spin-off in 1993 by American Cyanamid Company (acquired by the Company in 1994) (“Cyanamid”) of Cytec Industries Inc. (“Cytec”), Cyanamid’s former chemicals business, Cytec assumed the environmental liabilities relating to the chemicals businesses, except for the former chemical business site at Bound Brook, New Jersey, and certain sites for which there is shared responsibility between Cyanamid and Cytec. This assumption is not binding on third parties, and if Cytec were unable to satisfy these liabilities, they would, in the absence of other circumstances, be enforceable against Cyanamid. The Company has no reason to believe that it has any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

Additional information on environmental matters is set forth in Note 7 of the Notes to Consolidated Financial Statements in the Company’s 2005 Financial Report to Stockholders and is incorporated herein by reference.

Employees

At December 31, 2005, the Company had 49,732 employees worldwide, with 26,264 employed in the United States including Puerto Rico. Approximately 13% of the Company’s worldwide employees are represented by various collective bargaining groups. Relations with most organized labor groups remain relatively stable.

Financial Information about the Company’s U.S. and International Operations

Financial information about U.S. and international operations for each of the three years ended December 31, 2005 is set forth in Note 15 of the Notes to Consolidated Financial Statements in the Company’s 2005 Financial Report to Stockholders and is incorporated herein by reference.

The Company’s operations outside the United States are conducted primarily through subsidiaries. International net revenue in 2005 amounted to 45% of the Company’s total worldwide net revenue.

The Company’s international businesses are subject to risks of currency fluctuations, governmental actions and other governmental proceedings, which are inherent in conducting business outside of the United States. The Company does not regard these factors as deterrents to maintaining or expanding its non-U.S. operations. Additional information about international operations is set forth under the caption Quantitative and Qualitative Disclosures about Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2005 Financial Report to Stockholders and is incorporated herein by reference.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project,” and other words of similar meaning. These forward-looking statements address various matters, including:

•	Our anticipated results of operations, financial condition and capital resources;

•	Benefits from our business activities and transactions, productivity initiatives and facilities management, such as enhanced efficiency, reduced expenses, avoided expenditures and reduction of supply constraints;

•	Our expectations, beliefs, plans and strategies, anticipated developments and other matters that are not historical facts, including plans to continue our productivity initiatives;

•	Anticipated developments relating to product supply and sales of our key products;

•	Sufficiency of facility capacity for growth;

•	Changes in our product mix;

•	Our ability to continue the shift of sales of PROTONIX from the Medicaid segment to the managed care segment;

•	Uses of borrowings under credit facilities and proceeds from debt issuances;

•	Timing and results of research and development activities, including those with collaborators;

•	Prospects for our product candidates;

•	Estimates and assumptions used in our critical accounting policies;

•	Costs related to product liability, patent protection, environmental matters, government investigations and other legal proceedings;

•	Projections regarding impact from, and estimates made for purposes of accruals for future liabilities with respect to, taxes, product liability claims (including the diet drug litigation), environmental clean up and other potential future costs;

•	Various aspects of the diet drug litigation;

•	Calculations of projected benefit obligations under pension plans, expected contributions to pension plans, and expected returns on pension plan assets;

•	Assumptions used in calculations of deferred tax assets;

•	Future charges related to implementing our productivity initiatives;

•	Anticipated amounts of future contractual obligations and other commitments, including future minimum rental payments under non-cancelable operating leases and estimated future pension and other post-retirement benefit payments;

•	The financial statement impact of changes in generally accepted accounting principles;

•	Plans to vigorously defend various lawsuits;

•	Our and our collaborators’ ability to protect our intellectual property, including patents;

•	Minimum terms for patent protection with respect to various products;

•	Future impact of manufacturing documentation issues at certain European manufacturing sites;

•	Impact of legislation or regulation affecting product approval, pricing, reimbursement or patient access, both in the U.S. and internationally;

•	Impact of managed care or health care cost-containment;

•	Impact of competitive products, including generics; and

•	Impact of economic conditions, including interest rate and exchange rate fluctuation.

Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. We refer you to Item 1A. RISK FACTORS of this report, which we incorporate herein by reference, for identification of important factors with respect to these risks and uncertainties. The forward-looking statements in this report are qualified by these risk factors.

We caution investors not to place considerable reliance on the forward-looking statements contained in this report. Each statement speaks only as of the date of this report (or any earlier date indicated in the statement), and we undertake no obligation to update or revise any of these statements, whether as a result of new information, future developments, or otherwise. From time to time, we also may provide oral or written forward-looking statements in other materials. You should consider this cautionary statement, including the RISK FACTORS identified under Item 1A of this report, which are incorporated herein by reference, when evaluating those statements as well.

Availability of Information

The annual report on Form 10-K and all other Company periodic reports (including quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto) are available promptly after filing with the Securities and Exchange Commission (“SEC”) on the Company’s Internet website at www.wyeth.com. Copies are also available, without charge, by contacting Wyeth Investor Relations at (877) 552-4744.

ITEM 1A.	RISK FACTORS

Our future operating results may differ materially from the results described in this report due to the risks and uncertainties related to our business and our industry, including those discussed below. In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements in this report. We refer you to our “Cautionary Note Regarding Forward-Looking Statements,” on page I-13 of this report, which identifies forward-looking statements in this report. The risks described below are not the only risks we face. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Associated with Product Pricing and Demand

Government restrictions on pricing and reimbursement, including growing cost-containment initiatives, may negatively impact our net revenue.

Sales of our products both inside and outside the U.S. depend significantly on payments from government healthcare authorities. These government entities increasingly employ cost-containment programs, including price controls and restrictions on reimbursement, to limit the amounts they pay for our products, which constrain our net revenue. The U.S. government, state legislatures, and foreign governments have shown significant interest in pursuing additional price controls and restrictions on access to drugs. Adoption of price controls and cost-containment measures in new jurisdictions, and adoption of more restrictive policies in jurisdictions with existing controls and measures, would further limit our net revenue. Our net revenue will continue to be impacted by pricing and reimbursement decisions made by global government entities and there can be no assurance that these entities will not adopt increasingly restrictive policies.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 included a prescription drug benefit for individuals eligible for Medicare. Because this benefit first went into effect on January 1, 2006, our reported 2005 results do not reflect the impact of this legislation. We expect the enhanced purchasing power of entities that negotiate on behalf of Medicare beneficiaries will result in further pricing pressure, which could impact our net revenues.

Payment for our products by managed care organizations and private insurers is becoming more restrictive, which may constrain our net revenues.

Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions following government reductions and consolidation among managed care organizations has increased the negotiating power of these entities. Private third party payors, as well as governments, increasingly employ formularies to control costs by negotiating discounted prices in exchange for inclusion in the formulary. In addition, private health insurance companies and employers that self-insure have been raising co-payments required from beneficiaries, particularly for branded pharmaceuticals and biotechnology products, among other reasons, to encourage beneficiaries to utilize generic products. There can be no assurance that these entities will not adopt increasingly restrictive reimbursement policies, in which case our net revenues would be negatively impacted.

More extensive importation of products from other jurisdictions may negatively impact our net revenue.

In the U.S. and abroad, our products are subject to competition from products originating from jurisdictions where government price controls or other market dynamics, including production of counterfeit products, result in lower prices. The ability of U.S. consumers to obtain lower priced imports has grown significantly in recent years, despite legal restrictions, and may increase in the future. Any such increase in imports could negatively impact our net revenue. Furthermore, to the extent that legal restrictions on product importation are reduced or eliminated, importation of products would likely increase, further negatively impacting our net revenue.

Data generated or analyzed after a product is approved may result in product withdrawal or decrease demand.

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these Phase IV trials could result in loss of marketing approval, changes in product labeling or concerns about side-effects or efficacy of a product. Post-marketing studies, whether conducted by us or by others, that are not mandated by regulatory agencies, and other emerging data about marketed products such as adverse event reports, may have the same impact. Accordingly, new data about our products, or products similar to our products, could negatively impact demand for our products and our net revenue due to real or perceived side-effects or uncertainty regarding efficacy. For example, our EFFEXOR family of products and other antidepressants have been subject to regulatory review and labeling changes. See Item 1. BUSINESS – REGULATION of this report. We believe that these regulatory actions and related publicity have contributed to a slowdown in overall demand for antidepressants, and this scrutiny and resultant slowdown may continue in the future. Furthermore, new data may lead government agencies, professional societies, practice management groups, or organizations involved in various diseases to publish guidelines or recommendations related to the use of our products, recommended dosages of our products, or the use of related therapies. Such guidelines or recommendations may lead to lower sales of our products.

If alternative or generic pharmaceuticals and biotechnology products are viewed as safer or more cost-effective than our products, our net revenue will be negatively impacted.

We face substantial competition from other products produced by pharmaceutical companies and biotechnology companies, including generic alternatives to our products and competing branded products. If doctors, patients, or third party payors prefer these products, or if these products have superior safety, efficacy, pricing, or reimbursement characteristics, our net revenue would be negatively impacted.

Our industry is characterized by significant technological change. In addition, generic competitors are becoming more aggressive and generic products are an increasing percentage of overall pharmaceutical sales. The introduction of new competitive products or generic alternatives to our products and competing branded products would negatively impact our net revenue. Many of our competitors are conducting research and development activities in indications served by our products and in areas for which we and our collaborators are developing product candidates or new indications for existing products. Discoveries by others may make our products or product candidates less attractive.

Our EFFEXOR family of products competes against another SNRI, several SSRIs, and other products. The increasing availability of generic versions of the active ingredient in several SSRIs and other antidepressant products puts pressure on the pricing of EFFEXOR and EFFEXOR XR. Pursuant to the settlement agreement we entered into with Teva Pharmaceutical Industries Ltd. (Teva) with respect to the U.S. patent litigation pertaining to Teva’s generic version of EFFEXOR XR, Teva will be permitted to launch generic versions of EFFEXOR XR (extended release capsules) and EFFEXOR (immediate release tablets) in the United States under certain licenses effective on certain entry dates. See Note 14 of the Notes to Consolidated Financial Statements in the Company’s 2005 Financial Report to Stockholders – Contingencies and Commitments – Patent Litigation – EFFEXOR Litigation. In addition, agreements with Teva were also reached with respect to a generic version of EFFEXOR XR in Canada. Additional generic entrants (SSRIs, SNRIs and other antidepressant products) will place additional pricing pressure on EFFEXOR and EFFEXOR XR. PROTONIX faces competition from other prescription proton pump inhibitors, including several generic products, and multiple over-the-counter remedies. ENBREL faces competition from multiple alternative therapies depending on the indication. Our conjugated estrogens products, including PREMARIN, PREMPRO and PREMPHASE, may be subject to generic competition, as PREMARIN’s natural composition is not subject to patent protection and we may only rely on trade secret and other non-patent rights to protect against alternative products being introduced. Certain competitors may be conducting research and development activities in competing estrogen and other products targeted for PREMARIN’s approved indications and PREMARIN may be subject to generic competition from either synthetic or natural conjugated estrogens products in the future. These examples are illustrative. Many of our products in some respect face competition from competitive products claiming superior safety and/or efficacy profiles or cost-effectiveness than our products.

Our biotechnology products, including ENBREL and PREVNAR, may face competition from generic biologics.

Government regulation may, in the future, allow for approval of so-called follow-on biologics (also referred to as “generic biologics”). Both U.S. and foreign regulatory authorities have articulated the view that such approvals should be allowed, primarily as a way to reduce the cost of biotechnology products. However, no legal pathway for such approvals currently exists in the United States, with a few narrow exceptions, and public reports indicate that FDA is not actively working on the issue at present. In contrast, the European regulatory authorities have taken significant steps toward creating such a pathway and have recently issued a favorable opinion for one such product, a recombinant human growth hormone. If competitors are able to obtain marketing approval for follow-on biologics, our biotechnology products may become subject to follow-on competition, with the attendant pricing pressure. Expiration or successful challenge of the applicable patent rights would generally trigger this competition, and we expect that we would face more litigation with respect to the validity and/or scope of patents relating to our successful biotechnology products.

Risks Associated with Product and Customer Concentration

If we fail to maintain or increase sales of our principal products, we will not meet our financial goals.

Over the next few years, our financial success will depend substantially on our ability to maintain or increase our net revenue from the following products: EFFEXOR/EFFEXOR XR, PROTONIX, PREVNAR, ENBREL, our nutrition franchise, our PREMARIN family of products and ZOSYN/TAZOCIN. Our ability to maintain or increase sales of these products, and our other products, will depend on a number of factors, including:

•	Acceptance by doctors and patients of each product;

•	Availability of competing treatments that are deemed safer or more efficacious, more convenient to use, or more cost-effective than each product;

•	Our ability, and the ability of our collaborators, to efficiently manufacture sufficient quantities of each product to meet demand and to do so in a cost-efficient manner;

•	Regulation by the FDA and foreign regulatory authorities of each product;

•	The scope of the labeling approved by regulatory authorities for each product and competitive products;

•	New data reporting the safety and efficacy of each product and competitive products;

•	The patent protection applicable to each product;

•	The effectiveness of our sales force, including our new U.S. primary care sales force model;

•	The extent of coverage, pricing, and level of reimbursement from government agencies and other third party payors of each product; and

•	The size of the patient population for each product.

Because a few large wholesale distributors account for a significant portion of our net revenue, any financial or other difficulties of our wholesale distributors could negatively impact our results of operations.

Our largest wholesale distributor accounts for over 12% of our net revenue, and our top three wholesale distributors account for approximately 29% of our net revenue. If one of our significant wholesale distributors encounters financial or other difficulties, we may be unable to collect all the amounts that customer owes to us and may be unable to collect any such amounts on a timely basis, which could negatively impact our results of operations.

Risks Associated with Legal Liabilities

We may be required to pay substantial damages for product liability claims.

Like all pharmaceutical companies in the current legal environment, we face potential product liability claims for products we have sold and for products we may sell in the future. Product liability claims, regardless of their merits or their outcome, are costly, divert management attention, and may adversely affect our reputation and demand for our products. We have been sued in the past when patients using our products experience adverse and undesirable health conditions, regardless of any connection between those conditions and our products. We cannot predict with certainty the eventual outcome of any pending or future product liability litigation matter, which may lead to a judgment or settlement involving a significant monetary award or restrictions on our operations, and may result in substantial damage to our reputation and could result in a material adverse effect on our financial condition, results of operations and/or cash flows.

We have taken charges totaling $21,100.0 million in connection with product liability legal actions relating to the diet drugs PONDIMIN and REDUX. While we believe that our current reserve is adequate and represents our best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation cost, it is possible that we may take future charges with respect to this litigation, which may be significant.

In addition, we have been involved in various legal proceedings involving allegations of injuries caused by our pharmaceutical products, vaccines and over-the-counter products, including, without limitation, the prior formulations of DIMETAPP and ROBITUSSIN, PREMPRO, PREMARIN and EFFEXOR. If the outcomes of any or all of these proceedings are unfavorable to us, it is possible that we may take future charges with respect to these matters, which may be significant. Please refer to Note 14 to the Company’s consolidated financial statements, Contingencies and Commitments, in the Company’s 2005 Financial Report for descriptions of this and other significant pending product liability litigation.

Adverse outcomes in other legal matters could negatively impact our business and financial condition.

Our financial position could be negatively impacted by unfavorable results in other pending litigation matters, including those described under Note 14 to the Company’s consolidated financial statements, Contingencies and Commitments, in the Company’s 2005 Financial Report in this report, or in lawsuits that may be initiated in the future. These matters include intellectual property lawsuits, breach of contract claims, tort claims, and allegations of violations of U.S. and foreign competition and environmental laws, any of which, if adversely decided, could negatively impact our business and financial condition.

If we fail to comply with numerous and varied legal and regulatory requirements governing the healthcare industry, we may face substantial fines, other costs, and restrictions on our business activities.

Our activities relating to the sale and marketing of our products are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal and state statutes, including anti-kickback and false claims laws, as well as counterpart laws in foreign jurisdictions which, in some cases, are more stringent than those in the United States. Violations of these regulations and laws may be punishable by criminal and civil sanctions, including substantial fines, as well as, in the United States, possible exclusion from federal and state health care programs, including Medicare and Medicaid. In addition, plaintiffs both in the United States and in foreign jurisdictions are increasingly bringing actions against international pharmaceutical companies for alleged violations of U.S. and foreign laws regarding drug sales and marketing activities.

The U.S. government, state governments, and private payors are investigating pricing practices of numerous pharmaceutical companies and biotechnology companies, and many have filed actions alleging that inaccurate reporting of prices has improperly inflated reimbursement rates. A number of these actions have been brought against us. Please see Note 14 to the Company’s consolidated financial statements, Contingencies and Commitments, in the Company’s 2005 Financial Report for a discussion of these investigations and lawsuits. In addition, the U.S. Department of Justice has requested documents from us relating to pricing issues.

Regardless of merit or eventual outcome, these types of investigations and related litigation can result in:

•	Diversion of management time and attention;

•	Expenditure of large amounts of cash on legal fees, costs, and payment of damages;

•	Limitations on our ability to continue some of our operations;

•	Decreased demand for our products; and

•	Injury to our reputation.

We may be subject to loss of permits and face substantial fines and clean-up costs in connection with our use of hazardous materials, which could adversely impact our operations.

We use certain hazardous materials in connection with our research and manufacturing activities. We have in the past been, and may in the future be, notified of our potential responsibility relating to the generation, storage, treatment, and disposal of hazardous waste. This may result in loss of permits, fines or penalties, and other adverse governmental or private actions. In addition, we have been advised in the past, and may be advised in the future, that we may be a responsible party for several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the Superfund. Please read the discussion of significant pending environmental matters under Note 14 to the Company’s consolidated financial statements, Contingencies and Commitments, in the Company’s 2005 Financial Report. Payment of substantial fines, penalties, or environmental remediation costs, or the loss of permits or other authorizations to operate affected facilities, could adversely impact our operations.

Risks Associated with Intellectual Property

If our intellectual property rights are challenged or circumvented, competitors may be able to take advantage of our research and development efforts.

Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies. Our currently pending or future patent applications and/or extensions may not be issued/approved on a timely basis or at all. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. Under the Hatch-Waxman Act, a generic manufacturer can challenge our patents. Patents for PROTONIX, ALTACE and EFFEXOR XR are currently subject to, and may be subject in the future to, such generic challenges. If a third party challenges patents we rely upon, and the third party is successful, a court could determine that the patents are invalid or unenforceable or limit the scope of coverage of those patents, resulting in a potential loss in net revenue.

When our patent rights expire, previously protected products may become subject to competition from generic versions, which may lower our net revenue.

Our patent protection for our products is limited by the applicable terms of our patents. Following expiration of patents covering our products, other entities may be able to obtain approval to manufacture and market generic alternatives, which we would expect to result in a substantial decrease in the prices at which we are able to sell our products. For example, our patent protection in the United Kingdom for ZOTON expired in December 2005. The United Kingdom had been the principal market for this product. In anticipation of generic competition, wholesalers depleted inventories rather than purchasing additional ZOTON from us. Accordingly, our net revenue from ZOTON declined substantially in 2005, and we do not expect to generate significant net revenue from this product in the future. Furthermore, as noted above, we may face competition prior to patent expiration if third parties successfully challenge our patents.

We may incur substantial costs in litigation or other proceedings involving intellectual property rights and the results of such litigation or proceedings may reduce our net revenue.

A third party may sue us or one of our collaborators for infringing the third party’s patents or other intellectual property rights. Likewise, one of our collaborators or we may sue to enforce intellectual property rights or to determine the scope and validity of third party proprietary rights. If we do not prevail in this type of litigation, we or our strategic collaborators may be required to:

•	Pay monetary damages;

•	Stop commercial activities relating to the affected products;

•	Obtain a license in order to continue manufacturing or marketing the affected products; or

•	Compete in the market with substantially similar products.

For example, parties alleging that our manufacture and sale of ENBREL infringes patent rights of those parties have sued Amgen and us.

Risks Associated with Development and Marketing of New Drugs

The development of novel pharmaceuticals, vaccines, and biotechnology products involves a lengthy and complex process, and we may be unable to commercialize, or be delayed in commercializing, any of our product candidates currently under development.

We have multiple product candidates in development and devote considerable resources to research and development activities, including clinical trials. These activities involve a high degree of risk and take many years. Our product development efforts with respect to any product candidate may fail, and we may be unable to commercialize it, for multiple reasons, including:

•	Failure of the product candidate in preclinical studies;

•	Difficulty enrolling patients in clinical trials;

•	Adverse reactions to the product candidate or indications of other safety concerns;

•	Insufficient clinical trial data to support the safety and/or effectiveness of the product candidate;

•	Our inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner; and

•	Our failure to obtain the required regulatory approvals for the product candidate or the facilities in which it is manufactured.

The development and commercialization of novel drugs requires significant expenditures with a low probability of success.

Successful development and commercialization of new pharmaceuticals, vaccines, and biotechnology products is expensive. Conducting Phase III clinical trials is particularly costly. If our large-scale clinical trials are not successful, we will not recover our substantial investments in applicable product candidates. Even where our clinical trials are sufficient to obtain product approval, we may not be able to achieve our anticipated product labeling, which could adversely impact the commercial success of the applicable product. The substantial funds we spend developing new products depress near-term profitability with no assurance that the expenditures will generate future profits to offset these costs.

If our strategic alliances are unsuccessful, our operating results will be negatively impacted.

Several of our strategic initiatives involve alliances with other companies, including our collaborations with:

•	Amgen on ENBREL;

•	Altana on PROTONIX;

•	King Pharmaceuticals on ALTACE;

•	Johnson & Johnson under which we supply sirolimus, the active ingredient in RAPAMUNE, to coat the CYPHER stent; and

•	Medtronic Sofamor Danek, Inc. on rhBMP-2.

The success of these and similar arrangements is largely dependent on technology and other intellectual property contributed by our strategic partners and the resources, efforts, and skills of our partners. If unsuccessful, our operating results will be negatively impacted. Disputes and difficulties in such relationships are common, often due to conflicting priorities or conflicts of interest. The benefits of these alliances would be reduced or eliminated when strategic partners:

•	Terminate the agreements;

•	Fail to devote sufficient financial or other resources to the alliances; or

•	Suffer negative outcomes in intellectual property disputes.

Under many of our strategic alliances we make milestone payments well in advance of commercialization of products, with no assurance that we will ever recoup those payments in which case our operating results may be negatively affected.

Risks Associated with Manufacturing our Products

Manufacturing problems may cause product launch delays, inventory shortages, recalls, and unanticipated costs.

In order to sell our products, we must be able to produce sufficient quantities. Many of our products are difficult to manufacture, including PREVNAR and ENBREL. Minor deviations in our manufacturing processes could result in unacceptable changes in the products that result in lot failures, which may result in launch delays, inventory shortages, and unanticipated costs, product recalls, and/or product liability. In addition, a number of factors could cause production interruptions at our facilities or the facilities of our third party providers, including equipment malfunctions, labor problems, natural disasters, power outages or terrorist activities.

We have spent considerable resources constructing and seeking regulatory approvals for new manufacturing facilities. There can be no assurance that these facilities will prove sufficient to meet demand for our products or that we will not have excess capacity at these sites. In addition, building facilities is expensive, and our ability to recover these costs will depend on increased net revenue from the products produced at the sites, which is uncertain.

Our manufacturing operations are subject to extensive government regulation.

Regulatory authorities must approve the facilities in which healthcare products are produced. Any third party we use to manufacture, fill-finish, or package our products also must be licensed by applicable regulatory authorities. As a result, substitute third party providers may not be readily available on a timely basis. In addition, facilities are subject to ongoing inspections and minor changes in manufacturing processes may require additional regulatory approvals, either of which could cause us to incur significant additional costs and lose revenue. We are currently in discussions with various European regulatory authorities regarding manufacturing process issues at certain of our manufacturing facilities. We are unable to predict the outcome of these discussions or the impact the issues will have on the supply of our products manufactured at these facilities. While we attempt to manufacture our products in compliance with applicable regulations, failure to do so could lead to product recalls, substantial manufacturing disruptions, and significant fines.

We rely on third parties to provide us with materials and services in connection with the manufacturing of our products and, in some instances, for the manufacture of entire products.

Unaffiliated third-party suppliers provide some materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill-finish, and packaging, and, in some instances such as in the case of REFACTO, for the manufacture of entire products. For example, we have sole source suppliers for materials used in PREVNAR, ENBREL, BENEFIX, RAPAMUNE, ZOSYN, and oral contraceptives. We may be unable to manufacture our products in a timely manner, or at all, if any of our third-party suppliers cease or interrupt production or otherwise fail to supply us or if the supply agreements are suspended or terminated.

Risks Associated with Operations

Our international sales and operations are subject to the economic, political, legal, and business environments of the countries in which we do business, and our failure to operate successfully or adapt to changes in these environments could cause our international sales and operations to be limited or disrupted, and the value of our foreign direct investments may be diminished.

Our international operations could be limited or disrupted, and the value of our foreign direct investments may be diminished, by any of the following:

•	Fluctuations in currency exchange rates;

•	The imposition of governmental controls;

•	Import and export license requirements;

•	Political instability;

•	Difficulties enforcing contractual and intellectual property rights;

•	Terrorist activities and armed conflicts;

•	Trade restrictions and restrictions on direct investments by foreign entities;

•	Changes in tax laws and tariffs;

•	Costs and difficulties in staffing, managing and monitoring international operations; and

•	Longer payment cycles.

We conduct a substantial portion of our business in currencies other than the U.S. dollar. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Likewise past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced.

Increases in costs of pension benefits and current and post-retirement medical and other employee health and welfare benefits may reduce our profitability.

With more than 49,000 employees, our profitability is substantially affected by costs of pension benefits and current and post-retirement medical and other employee health and welfare benefits. In recent years, we have experienced significant increases in these costs as a result of increases in healthcare costs, volatility in investment returns on pension plan assets, and changes in discount rates used to calculate related liabilities. At least some of these factors may continue to put upward pressure on the cost of providing pensions and medical benefits. We can provide no assurance that we will succeed in limiting future cost increases, and continued upward pressure may reduce our profitability.

Our indebtedness could adversely affect our operations.

As of December 31, 2005, we had approximately $9,231.5 million of long-term debt.

Our indebtedness:

•	Requires us to dedicate a portion of our cash flow from operations to debt service;

•	Imposes certain restrictions on our business activities; and

•	May place us at a competitive disadvantage compared to our competitors that have less debt.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

The Company has not received any written comments from the staff of the Securities and Exchange Commission regarding the Company’s periodic or current reports that (1) the Company believes are material, (2) were issued not less than 180 days before the end of the Company’s 2005 fiscal year, and (3) remain unresolved.

ITEM 2.	PROPERTIES

The Company’s corporate headquarters and the headquarters of its Consumer Healthcare business are located in Madison, New Jersey. The Company’s U.S. and international Pharmaceuticals operations are headquartered in owned facilities in Collegeville and Great Valley, Pennsylvania. The Company’s Animal Health business is headquartered in Overland Park, Kansas, a leased facility. The Company’s international subsidiaries and affiliates, which generally own their properties, have manufacturing facilities in 16 countries outside the United States.

The properties listed below are the principal manufacturing plants (M) and research laboratories (R) of the Company as of December 31, 2005, listed in alphabetical order by state or country. All of these properties are owned except certain facilities in Guayama, Puerto Rico, which are under lease. The Company also owns or leases a number of other smaller properties worldwide, which are used for manufacturing, research, warehousing and office space.

Pharmaceuticals (P), Consumer Healthcare (C) and Animal Health (A):

United States:	Reportable Segment
Charles City, Iowa (M)					(A	)
Fort Dodge, Iowa (M, R)					(A	)
Andover, Massachusetts (M, R)	(P	)
Cambridge, Massachusetts (R)	(P	)
Princeton, New Jersey (R)	(P	)
Chazy, New York (R)	(P	)
Pearl River, New York (M, R)	(P	)	(C	)
Rouses Point, New York (M, R)	(P	)	(C	)
Sanford, North Carolina (M, R)	(P	)
Collegeville, Pennsylvania (R)	(P	)
Carolina, Puerto Rico (M)	(P	)
Guayama, Puerto Rico (M)	(P	)	(C	)
Richmond, Virginia (M, R)			(C	)

International:	Reportable Segment
St. Laurent, Canada (M, R)	(P	)	(C	)
Suzhou, China, (M)	(P	)	(C	)
Havant, England (M, R)	(P	)	(C	)
Askeaton, Ireland (M, R)	(P	)
Grange Castle, Ireland (M)	(P	)
Newbridge, Ireland (M)	(P	)
Catania, Italy (M, R)	(P	)			(A	)
Aprilia, Italy (M)	(P	)	(C	)
Shiki, Japan (M, R)	(P	)
Vallejo, Mexico (M)	(P	)	(C	)
Cabuyao, Philippines (M)	(P	)
Tuas, Singapore (M)	(P	)
Gerona, Spain (M, R)					(A	)
Hsin-Chu Hsien, Taiwan (M)	(P	)	(C	)	(A	)

The Company has significant capital projects ongoing to support additional manufacturing capacity and/or new products in Andover, Massachusetts, Sanford, North Carolina, Guayama, Puerto Rico, Newbridge, Ireland and Grange Castle, Ireland.

The Company believes its properties to be adequately maintained and suitable for their intended use. The facilities generally have sufficient capacity for existing needs and expected near-term growth and expansion projects are undertaken as necessary to meet future needs.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth in Note 14 to the Company’s consolidated financial statements, Contingencies and Commitments, in the Company 2005 Financial Report to Stockholders is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF FEBRUARY 24, 2006

Each officer is elected to hold office until a successor is chosen or until earlier removal or resignation. None of the executive officers is related to another:

Name	Age	Offices and Positions	Elected as Executive Officer
Robert Essner	58

Chairman of the Board, President and Chief Executive Officer

Chairman of the Executive Committee of the Board of Directors, Chairman of Management, Law/Regulatory Review, Operations, Human Resources and Benefits and Retirement Committees

			September 1997

Business Experience:

July 2000 to May 2001, President and Chief Operating Officer

May 2001 to December 2002, President and Chief Executive Officer

January 2003 to date, Chairman of the Board, President and Chief Executive Officer

Kenneth J. Martin	51	Executive Vice President and Chief Financial Officer Member of Management, Law/Regulatory Review, Operations, Human Resources and Benefits and Retirement Committees	February 2000

Business Experience:

October 1998 to January 2000, Senior Vice President and Chief Financial Officer, Wyeth-Ayerst Pharmaceuticals

February 2000 to June 2002, Senior Vice President and Chief Financial Officer

June 2002 to date, Executive Vice President and Chief Financial Officer

Name	Age	Offices and Positions	Elected as Executive Officer
Bernard Poussot	54	Executive Vice President and President, Wyeth Pharmaceuticals Member of Management, Law/Regulatory Review, Operations and Human Resources and Benefits Committees	January 2001

Business Experience:		January 2001 to June 2002, Senior Vice President and President, Wyeth Pharmaceuticals June 2002 to date, Executive Vice President and President, Wyeth Pharmaceuticals

Thomas Hofstaetter, Ph.D.	57	Senior Vice President – Corporate Business Development Member of Management and Operations Committees	September 2004

Business Experience:		1999 to September 2004, Senior Vice President, Corporate Development, Aventis September 2004 to date, Senior Vice President, Corporate Business Development

René R. Lewin	59	Senior Vice President – Human Resources Member of Management, Law/Regulatory Review, Operations, Human Resources and Benefits and Retirement Committees	June 1994

Business Experience:		June 1994 to September 2004, Vice President – Human Resources September 2004 to date, Senior Vice President – Human Resources

Name	Age	Offices and Positions	Elected as Executive Officer
Joseph M. Mahady	52	Senior Vice President and President, Wyeth Pharmaceuticals – The Americas and Global Businesses Member of Management and Operations Committees	June 2001

Business Experience:

September 1997 to June 2002, President, Wyeth Pharmaceuticals – North America

June 2002 to June 2005, Senior Vice President and President, Wyeth Pharmaceuticals – North America and Global Businesses

June 2005 to date, Senior Vice President and President, Wyeth Pharmaceuticals – The Americas and Global Businesses

Marily H. Rhudy	58	Senior Vice President – Public Affairs Member of Management and Operations Committees	June 2001

Business Experience:		September 1997 to September 2004, Vice President – Public Affairs September 2004 to date, Senior Vice President – Public Affairs

Robert R. Ruffolo, Jr., Ph.D.	55	Senior Vice President and President, Wyeth Research Member of Management, Law/Regulatory Review, Operations and Human Resources and Benefits Committees	June 2001

Business Experience:		November 2000 to June 2002, Executive Vice President, Pharmaceutical Research and Development, Wyeth Research June 2002 to date, Senior Vice President and President, Wyeth Research

Name	Age	Offices and Positions	Elected as Executive Officer
Lawrence V. Stein	56	Senior Vice President and General Counsel Member of Management, Law/Regulatory Review, Operations, Human Resources and Benefits and Retirement Committees	June 2001

Business Experience:		July 2000 to June 2001, Vice President and Deputy General Counsel June 2001 to July 2003, Senior Vice President and Deputy General Counsel July 2003 to date, Senior Vice President and General Counsel

Ulf Wiinberg	47	Senior Vice President and President, Wyeth Pharmaceuticals – Europe/Middle East/Africa Member of Management and Operations Committees	March 2002

Business Experience:

May 1997 to February 2002, Managing Director of the United Kingdom subsidiary of Wyeth-Ayerst Pharmaceuticals

February 2002 to June 2005, President, Wyeth Consumer Healthcare

June 2005 to date, Senior Vice President and President, Wyeth Pharmaceuticals, Europe/Middle East/Africa

Mary Katherine Wold	53	Senior Vice President – Taxes and Treasury Member of Human Resources and Benefits and Retirement Committees	November 2005

Business Experience:		1988 to March 2002, Partner, Shearman & Sterling LLP March 2002 to November 2005, Vice President – Taxes November 2005 to date, Senior Vice President – Taxes and Treasury

Name	Age	Offices and Positions	Elected as Executive Officer
Paul J. Jones	60	Vice President and Controller Member of Law/Regulatory Review and Operations Committees	May 1995

Business Experience:		May 1995 to date, Vice President and Controller

E. Thomas Corcoran	58	President, Fort Dodge Animal Health Division Member of Management, Operations and Human Resources and Benefits Committees	June 2001

Business Experience:		September 1995 to date, President, Fort Dodge Animal Health Division

Charles A. Portwood	56	President – Technical Operations and Product Supply, Wyeth Pharmaceuticals Member of Management and Law/Regulatory Review Committees	January 2005

Business Experience:

1970 to November 2001, Senior Vice President, Strategy and Industrial Excellence, Aventis

November 2001 to July 2002, Senior Vice President, Global Supply Chain, Wyeth Pharmaceuticals

July 2002 to date, President – Technical Operations & Product Supply, Wyeth Pharmaceuticals

Douglas A. Rogers	46	President, Wyeth Consumer Healthcare Member of Management, Law/Regulatory Review, Operations and Human Resources and Benefits Committees	June 2005

Business Experience:		April 2001 to June 2005, President Wyeth Consumer Healthcare, U.S. June 2005 to date, President, Wyeth Consumer Healthcare

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information and Dividends

The New York Stock Exchange is the principal market on which the Company’s common stock is traded. Tables showing the high and low sales price for the common stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as presented in Market Prices of Common Stock and Dividends of the Company’s 2005 Financial Report to Stockholders, are incorporated herein by reference.

(b)	Holders

There were approximately 50,300 holders of record of the Company’s Common Stock as of the close of business on January 31, 2006.

ITEM 6.	SELECTED FINANCIAL DATA

The data with respect to the last five fiscal years, appearing in the Ten-Year Selected Financial Data presented in the Company’s 2005 Financial Report to Stockholders, are incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing in the Company’s 2005 Financial Report to Stockholders, is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk disclosures as set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing in the Company’s 2005 Financial Report to Stockholders, are incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, and Quarterly Financial Data (Unaudited) presented in the Company’s 2005 Financial Report, are incorporated herein by reference.

II-1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

As of December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s report on the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of the Company’s independent registered public accounting firm, are included in the Company’s 2005 Financial Report to Stockholders under the headings Report of Independent Registered Public Accounting Firm and Management Report on Internal Control over Financial Reporting, respectively, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROLS

During the 2005 fourth quarter, there were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

II-2

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Information relating to the Company’s directors is incorporated herein by reference to information included in the definitive proxy statement to be filed with the Securities and Exchange Commission on or about March 15, 2006 (the “2006 Proxy Statement”) under the caption “Election of Directors.”

(b)	Information relating to the Company’s audit committee, including designation of “Financial Expert” under applicable Securities and Exchange Commission rules, is incorporated herein by reference to information included in the 2006 Proxy Statement under the caption “Committees of the Board.” It is also available on the Wyeth Internet website at www.wyeth.com.

(c)	Information relating to the Company’s executive officers, as of February 24, 2006, is furnished in Part I hereof under a separate unnumbered caption (“Executive Officers of the Registrant as of February 24, 2006”).

(d)	Information relating to certain filing obligations of directors and executive officers of the Company under the federal securities laws set forth in the 2006 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

(e)	The Company has adopted a code of ethics, included within the Wyeth Code of Conduct, that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer and others performing similar functions. It is available on the Wyeth Internet website at www.wyeth.com. Copies of the Wyeth Code of Conduct are also available, without charge, by contacting Wyeth Investor Relations at (877) 552-4744.

(f)	The Charters for the Company’s Audit, Compensation and Benefits, Nominating and Governance and Corporate Issues Committees, the Nominating and Governance Committee Criteria and Procedures for Board Candidate Selection and Wyeth’s Corporate Governance Guidelines are available on the Wyeth Internet website at www.wyeth.com. Copies of these documents are also available, without charge, by contacting Wyeth Investor Relations at (877) 552-4744.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation is incorporated herein by reference to information included in the 2006 Proxy Statement beginning with the caption “Summary Compensation Table” and ending with the section captioned “Change in Control Severance Agreements” but not including the section captioned “Performance Graph.” Information with respect to compensation of directors is incorporated herein by reference to information included in the 2006 Proxy Statement beginning with the caption “Directors’ Fees” and ending with the section captioned “Directors’ Deferral Plan.”

III-1

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Information relating to security ownership is incorporated herein by reference to information included in the 2006 Proxy Statement under the captions “Securities Owned by Management” and “Securities Owned by Certain Beneficial Owners.”

(b)	Information regarding the Company’s equity compensation plans is incorporated herein by reference information included in the 2006 Proxy Statement under the caption “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding transactions with management and others is incorporated herein by reference to information included in the 2006 Proxy Statement under the caption “Transactions With Management And Others.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is incorporated herein by reference to information included in the 2006 Proxy Statement beginning with the caption “Independent Registered Public Accounting Firm’s Fee Summary.”

III-2

PART IV

ITEM 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The following Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, included in the Company’s 2005 Financial Report to Stockholders, are incorporated herein by reference into Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of this report.

•	Consolidated Balance Sheets as of December 31, 2005 and 2004

•	Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(a)2.	Financial Statement Schedules

Schedules are omitted because they are not applicable.

(a)3.	Exhibits

Exhibit No.	Description
(3.1)	The Company’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(3.2)	The Company’s By-Laws, as amended to date, is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated November 23, 2004.

(4.1)	Indenture, dated as of April 10, 1992, between the Company and The Chase Manhattan Bank (successor to Chemical Bank), as Trustee, is incorporated by reference to Exhibit 2 of the Company’s Form 8-A dated August 25, 1992 (File 1-1225).

(4.2)	Supplemental Indenture, dated October 13, 1992, between the Company and The Chase Manhattan Bank (successor to Chemical Bank), as Trustee, is incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File 1-1225).

(4.3)	Second Supplemental Indenture, dated as of March 30, 2001, between the Company and The Chase Manhattan Bank (as successor to Manufacturers Hanover Trust Company) is incorporated by reference to Exhibit 4.3 of the Registration Statement of Form S-4 of the Company filed on April 27, 2001.

(4.4)	Third Supplemental Indenture, dated as of February 14, 2003, between the Company and JPMorgan Chase Bank, N.A. (as successor to Manufacturers Hanover Trust Company) is incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(4.5)	Fourth Supplemental Indenture, dated as of December 16, 2003, between the Company and JPMorgan Chase Bank, N.A. (as successor to Manufacturers Hanover Trust Company) is incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 for the Company filed on February 3, 2004.

(4.6)	Fifth Supplemental Indenture, dated as of December 16, 2003, between the Company and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank) is incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(4.7)	Sixth Supplemental Indenture, dated as of November 14, 2005, between the Company and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank) is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated November 15, 2005.

(10.1)	Registration Rights Agreement, dated December 16, 2003, between the Company, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Representatives of the several Initial Purchasers, is incorporated herein by reference to Exhibit 4.4 of the Registration Statement on Form S-3 of the Company filed on February 3, 2004.

(10.2)	Exchange and Registration Rights Agreement, dated November 14, 2005, between the Company and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as representatives of the several Initial Purchasers, is incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-4, filed December 16, 2005.

(10.3)	Five-Year Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A. as administrative agent for the lenders thereto is incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10.4)	Five-Year Credit Agreement, dated as of August 3, 2005, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders thereto, is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(10.5)	First Amendment to Five-Year Credit Agreement, dated as of August 3, 2005, amending the Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders thereto, is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(10.6)	Master Guarantee and Letter of Credit Agreement, dated as of December 16, 2003, between the Company and ABN AMRO BANK, N.V. is incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10.7)	Seventh Amendment, dated July 21, 2004, to the Nationwide Class Action Settlement, dated November 18, 1999, as amended is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, dated January 11, 2005.

(10.8)	Indemnity Agreement (relating to Consent Decree), dated as of September 29, 2000, by and between the Company and Bernard Poussot is incorporated by referenced to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10.9)+	License Agreement, dated as of December 13, 2005, by and among the Company, acting through its Wyeth Pharmaceuticals division, Wyeth Pharmaceuticals Company, Inc., Wyeth-Whitehall Pharmaceuticals Inc. and Wyeth Pharmaceuticals Company (on the one hand) and Teva Pharmaceutical Industries Ltd. and Teva Pharmaceuticals USA, Inc. (on the other hand).

(10.10)*	1990 Stock Incentive Plan is incorporated by reference to Exhibit 28 of the Company’s Form S-8 Registration Statement File No. 33-41434 under the Securities and Exchange Act of 1933, filed June 28, 1991 (File 1-1225).

(10.11)*	Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File 1-1225).

(10.12)*	Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-1225).

(10.13)*	Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10.14)*	1993 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix III of the Company’s definitive Proxy Statement filed March 18, 1999 (File 1-1225).

(10.15)*	Amendment to the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10.16)*	1996 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix II of the Company’s definitive Proxy Statement filed March 18, 1999 (File 1-1225).

(10.17)*	Amendment to the 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10.18)*	1999 Stock Incentive Plan is incorporated by reference to Appendix I of the Company’s definitive Proxy Statement filed March 18, 1999 (File 1-1225).

(10.19)*	Amendment to the 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.
*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(10.20)*	Form of Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.21)*	Form of Stock Option Agreement (transferable options) is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10.22)*	Form of Restricted Stock Performance Award Agreement is incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.23)*	Form of Restricted Stock Performance Award Agreement is incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.24)*	Form of Special Stock Option Agreement under the 1996 Stock Incentive Plan with Robert Essner dated June 21, 2001 (transferable option) is incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.25)*	Form of Restricted Stock Award Agreement under the 1996 Stock Incentive Plan with Robert Essner dated June 21, 2001 (cliff vesting) is incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.26)*	Form of Restricted Stock Award Agreement under the 1993 Stock Incentive Plan with Robert Ruffolo dated January 23, 2001 (phased vesting) is incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.27)*	Form of Performance Share Award Agreement is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10.28)*	Form of Restricted Stock Unit Award Agreement (three-year cliff vesting) is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10.29)*	Restricted Stock Trust Agreement under the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File 1-1225).

(10.30)*	Management Incentive Plan, as amended to date, is incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 1-1225).

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(10.31)*	Amendment to the Management Incentive Plan is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.32)*	1994 Restricted Stock Plan for Non-Employee Directors, as amended to date, is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10.33)*	Amendment to the 1994 Restricted Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.34)*	Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10.35)*	Form of Stock Option Agreement under the Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 1-1225).

(10.36)*	Savings Plan, as amended to date, is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(10.37)*	Directors’ Deferral Plan, as amended to date, is incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.38)*	Amendment to the Director’s Deferred Plan is incorporated by reference to Exhibit 10.6 of the Company’s current Report on Form 8-K, dated December 21, 2005.

(10.39)*	Executive Incentive Plan is incorporated by reference to Appendix D of the Company’s definitive Proxy Statement filed March 20, 2002.

(10.40)*	Deferred Compensation Plan, as amended to date, is incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10.41)*	Amendment to the Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K dated December 21, 2005.

(10.42)*	Executive Retirement Plan is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(10.43)*	Amendment to the Executive Retirement Plan is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.44)*	Supplemental Employee Savings Plan, as amended to date, is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(10.45)*	Amendment to the Supplemental Employee Savings Plan is incorporated by reference to Exhibit 10.4 of the Company’s Current Plan on Form 8-K, dated December 21, 2005.

(10.46)*	Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(10.47)*	Amendment to the Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.48)*	2002 Stock Incentive Plan is incorporated by reference to Appendix C of the Company’s definitive Proxy Statement filed March 20, 2002.

(10.49)*	2005 Stock Incentive Plan is incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, dated April 22, 2005.

(10.50)*	American Cyanamid Company’s Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10K of American Cyanamid Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (File 1-3426).

(10.51)*	American Cyanamid Company’s Supplemental Employees Retirement Plan Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10K of American Cyanamid Company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File 1-3426).

(10.52)*	American Cyanamid Company’s ERISA Excess Retirement Plan is incorporated by reference to Exhibit 10N of American Cyanamid Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (File 1-3426).

(10.53)*	American Cyanamid Company’s Excess Retirement Plan Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10M of American Cyanamid Company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File 1-3426).

(10.54)*	Form of Severance Agreement entered into between the Company and all executive officers and certain other key employees is incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File 1-1225).

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(10.55)*	Form of Severance Agreement entered into between the Company and key employees that have not entered into the Severance Agreement in Exhibit 10.58 is incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10.56)*	Agreement, dated as of March 6, 2001, by and between the Company and John R. Stafford is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(10.57)*	Amendatory Agreement, dated as of March 6, 2001, by and between the Company and John R. Stafford is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(10.58)*	Union Savings Plan, as amended to date, is incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(10.59)*	Summary Description of Performance Incentive Award Program is incorporated by reference to Exhibit 10.51 of the Company’s Annual Report for the year ended December 31, 2004.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(13)	2005 Financial Report to Stockholders. Such report, except for those portions thereof, which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed “filed” as part of this filing.

(21)	Subsidiaries of the Company.

(23)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, relating to their report dated February 23, 2006, consenting to the incorporation thereof in the Registration Statements on Form S-3 (No. 33-45324, No. 33-57339, No. 333-108312, No. 333-111093 and No. 333-112450), and S-8 (No. 2-96127, No. 33-24068, No. 33-41434, No. 33-53733, No. 33-55449, No. 33-45970, No. 33-14458, No. 33-50149, No. 33-55456, No. 333-15509, No. 333-76939, No. 333-67008, No. 333-64154, No. 333-59668, No. 333-89318, No. 333-98619, No. 333-98623 and No. 333-125005) by reference to the Form 10-K of the Company filed for the year ended December 31, 2005.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended to date is incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File 1-1225).

(99.2)	Fifth Amendment, dated November 21, 2002, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(99.3)	Sixth Amendment, dated January 10, 2003, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(99.4)	Joint Motion of the Company and Claims Facilitating Committee Pursuant to New Settlement Process to Approve Proposed Stay Procedure in Diet Drug Cases, together with supporting documentation, all as filed with the U.S. District Court for the Eastern District of Pennsylvania on January 18, 2005 is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated January 19, 2005.

(99.5)	Consent Decree, dated October 3, 2000, is incorporated by reference to Exhibit 99.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File 1-1225).

(99.6)	Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and between Immunex, the Company and Amgen Inc. (filed as Exhibit 10.1 to Amgen’s Registration Statement on Form S-4 (File No. 333-81832) on January 31, 2002 and incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated July 29, 2002).

(99.7)	Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective July 8, 2003, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.94 to Amgen’s Annual Report on Form 10-K (File No. 1-2477) for the fiscal year ended December 31, 2003) is incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(99.8)	Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective April 20, 2004, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.93 to Amgen’s Amended Registration Statement on Form S-4/A (File No. 333-114820) filed on June 29, 2004) is incorporated by reference to Exhibit 99.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYETH
(Registrant)

February 27, 2006	By	/s/ Kenneth J. Martin
Kenneth J. Martin
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
Principal Executive Officer:

/s/ Robert Essner Robert Essner	Chairman of the Board, President and Chief Executive Officer	February 27, 2006

Principal Financial Officer:

/s/ Kenneth J. Martin Kenneth J. Martin	Executive Vice President and Chief Financial Officer	February 27, 2006

Principal Accounting Officer:

/s/ Paul J. Jones Paul J. Jones	Vice President and Controller	February 27, 2006

Directors:

/s/ Richard L. Carrión	Director	February 27, 2006
Richard L. Carrión

/s/ John D. Feerick	Director	February 27, 2006
John D. Feerick

/s/ Frances D. Fergusson, Ph.D.	Director	February 27, 2006
Frances D. Fergusson, Ph.D.

/s/ Victor F. Ganzi	Director	February 27, 2006
Victor F. Ganzi

/s/ Robert S. Langer, Sc.D.	Director	February 27, 2006
Robert S. Langer, Sc.D.

Signatures	Title	Date

/s/ John P. Mascotte	Director	February 27, 2006
John P. Mascotte

/s/ Mary Lake Polan, M.D., Ph.D., M.P.H.	Director	February 27, 2006
Mary Lake Polan, M.D., Ph.D., M.P.H.

/s/ Gary L. Rogers	Director	February 27, 2006
Gary L. Rogers

/s/ Ivan G. Seidenberg	Director	February 27, 2006
Ivan G. Seidenberg

/s/ Walter V. Shipley	Director	February 27, 2006
Walter V. Shipley

/s/ John R. Torell III	Director	February 27, 2006
John R. Torell III

INDEX TO EXHIBITS

Exhibit No.	Description
(10.9)+	License Agreement, dated as of December 13, 2005, by and among the Company, acting through its Wyeth Pharmaceuticals division, Wyeth Pharmaceuticals Company, Inc., Wyeth-Whitehall Pharmaceuticals Inc. and Wyeth Pharmaceuticals Company (on the one hand) and Teva Pharmaceutical Industries Ltd. and Teva Pharmaceuticals USA, Inc. (on the other hand).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(13)	2005 Financial Report to Stockholders. Such report, except for those portions thereof, which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed “filed” as part of this filing.

(21)	Subsidiaries of the Company.

(23)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, relating to their report dated February 23, 2006, consenting to the incorporation thereof in the Registration Statements on Form S-3 (No. 33-45324, No. 33-57339, No. 333-108312, No. 333-111093 and No. 333-112450), and S-8 (No. 2-96127, No. 33-24068, No. 33-41434, No. 33-53733, No. 33-55449, No. 33-45970, No. 33-14458, No. 33-50149, No. 33-55456, No. 333-15509, No. 333-76939, No. 333-67008, No. 333-64154, No. 333-59668, No. 333-89318, No. 333-98619, No. 333-98623 and No. 333-125005) by reference to the Form 10-K of the Company filed for the year ended December 31, 2005.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.