Form 10-Q
period 2006-03-31
WYETH
filed 2006-05-09
CIK 5187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

[    ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 1-1225

Wyeth

(Exact name of registrant as specified in its charter)

Delaware	13-2526821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Five Giralda Farms, Madison, N.J.	07940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 660-5000

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

Large accelerated filer  X    Accelerated filer          Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    Yes     No   X

The number of shares of Common Stock outstanding as of the close of business on April 28, 2006:

Class	Number of Shares Outstanding
Common Stock, $0.33-1/3 par value	1,345,948,744

WYETH

Items other than those listed above have been omitted because they are not applicable.

Part I — Financial Information

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of March 31, 2006 and December 31, 2005, the results of its operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2006 and 2005. It is suggested that these consolidated condensed financial statements and management’s discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company’s 2005 Financial Report, 2005 Annual Report on Form 10-K and information contained in Current Reports on Form 8-K filed since the filing of the 2005 Form 10-K.

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

WYETH

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$7,159,140	$7,615,891
Marketable securities	754,513	618,619
Accounts receivable less allowances	3,037,199	3,030,580
Inventories:
Finished goods	842,720	716,826
Work in progress	1,210,438	1,252,522
Materials and supplies	371,802	364,195

	2,424,960	2,333,543
Other current assets including deferred taxes	4,195,380	4,446,208

Total Current Assets	17,571,192	18,044,841
Property, plant and equipment	13,310,826	13,047,098
Less accumulated depreciation	3,835,783	3,693,745

	9,475,043	9,353,353
Goodwill	3,841,920	3,836,394
Other intangibles, net of accumulated amortization (March 31, 2006-$189,125 and December 31, 2005-$178,588)	271,559	279,720
Other assets including deferred taxes	4,328,430	4,326,818

Total Assets	$35,488,144	$35,841,126

LIABILITIES
Loans payable	$12,617	$13,159
Trade accounts payable	754,387	895,216
Accrued expenses	7,476,325	8,759,136
Accrued taxes	219,501	280,450

Total Current Liabilities	8,462,830	9,947,961
Long-term debt	9,096,208	9,231,479
Accrued postretirement benefit obligations other than pensions	1,121,601	1,104,256
Other noncurrent liabilities	3,730,303	3,563,061

Total Liabilities	22,410,942	23,846,757

Contingencies and commitments (Note 7)
STOCKHOLDERS’ EQUITY
$2.00 convertible preferred stock, par value $2.50 per share	35	37
Common stock, par value $0.33-1/3 per share	448,488	447,783
Additional paid-in capital	5,436,258	5,097,228
Retained earnings	7,164,414	6,514,046
Accumulated other comprehensive income (loss)	28,007	(64,725)

Total Stockholders’ Equity	13,077,202	11,994,369

Total Liabilities and Stockholders’ Equity	$35,488,144	$35,841,126

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net revenue	$4,837,937	$4,578,998

Cost of goods sold	1,337,118	1,349,457
Selling, general and administrative expenses	1,464,596	1,452,681
Research and development expenses	684,670	607,957
Interest expense, net	5,513	29,999
Other income, net	(114,575)	(234,562)

Income before income taxes	1,460,615	1,373,466
Provision for income taxes	341,032	295,295

Net income	$1,119,583	$1,078,171

Basic earnings per share	$0.83	$0.81

Diluted earnings per share	$0.82	$0.80

Dividends paid per share of common stock	$0.25	$0.23

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands Except Per Share Amounts)

(Unaudited)

Three Months Ended March 31, 2006:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2006	$37	$447,783	$5,097,228	$6,514,046	$(64,725)	$11,994,369
Net income				1,119,583		1,119,583
Currency translation adjustments					96,934	96,934
Unrealized losses on derivative contracts, net					(4,135)	(4,135)
Unrealized losses on marketable securities, net					(67)	(67)

Comprehensive income, net of tax						1,212,315

Cash dividends declared (1)				(335,994)		(335,994)
Common stock acquired for treasury		(981)	(9,207)	(132,697)		(142,885)
Common stock issued for stock options		1,047	111,390			112,437
Stock-based compensation expense			75,174			75,174
Issuance of restricted stock awards		631	86,165			86,796
Transfer of restricted stock award accruals to equity			63,171			63,171
Tax benefit from exercises of stock options			13,009			13,009
Other exchanges	(2)	8	(672)	(524)		(1,190)

Balance at March 31, 2006	$35	$448,488	$5,436,258	$7,164,414	$28,007	$13,077,202

Three Months Ended March 31, 2005:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2005	$40	$445,031	$4,817,024	$4,118,656	$467,152	$9,847,903
Net income				1,078,171		1,078,171
Currency translation adjustments					(155,820)	(155,820)
Unrealized gains on derivative contracts, net					22,310	22,310
Unrealized losses on marketable securities, net					(15,983)	(15,983)

Comprehensive income, net of tax						928,678

Cash dividends declared (2)				(307,268)		(307,268)
Common stock issued for stock options		431	30,228			30,659
Issuance of restricted stock awards		69	7,910			7,979
Other exchanges	(1)	9	1,649	(485)		1,172

Balance at March 31, 2005	$39	$445,540	$4,856,811	$4,889,074	$317,659	$10,509,123

(1)	Included the preferred stock cash dividends on $0.50 per share ($7 in the aggregate) declared January 27, 2006 and paid on April 3, 2006.

(2)	Included the preferred stock cash dividends of $0.50 per share ($8 in the aggregate) declared January 27, 2005 and paid on April 1, 2005.

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Operating Activities
Net income	$1,119,583	$1,078,171
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Net gains on sales and dispositions of assets	(15,802)	(155,712)
Depreciation and amortization	184,043	166,353
Stock-based compensation	75,174	6,682
Change in deferred income taxes	196,667	138,088
Seventh Amendment security fund	—	(1,250,000)
Diet drug litigation payments	(465,063)	(289,593)
Changes in working capital, net	(928,860)	(303,756)
Other items, net	68,218	40,303

Net cash provided by (used for) operating activities	233,960	(569,464)

Investing Activities
Purchases of property, plant and equipment	(225,759)	(213,030)
Proceeds from sales of assets	22,997	170,959
Proceeds from sales and maturities of marketable securities	52,181	1,067,199
Purchases of marketable securities	(186,907)	(20,958)

Net cash provided by (used for) investing activities	(337,488)	1,004,170

Financing Activities
Repayments of long-term debt	—	(328,187)
Other borrowing transactions, net	(392)	(1,071)
Dividends paid	(335,987)	(307,260)
Purchases of common stock for treasury	(142,885)	—
Exercises of stock options	119,401	30,659

Net cash used for financing activities	(359,863)	(605,859)

Effect of exchange rate changes on cash and cash equivalents	6,640	(10,563)

Decrease in cash and cash equivalents	(456,751)	(181,716)
Cash and cash equivalents, beginning of period	7,615,891	4,743,570

Cash and cash equivalents, end of period	$7,159,140	$4,561,854

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Significant Accounting Policies

The following policies are required interim updates to those disclosed in Note 1 of the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K:

Stock-Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R). This statement requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. The Company adopted SFAS No. 123R using the modified prospective method and therefore, prior periods were not restated. Under the modified prospective method, companies are required to record compensation expense for (1) the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and (2) for any awards issued, modified or settled after the effective date of the statement. See Note 6 for further discussion.

Goodwill and Other Intangibles: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the changes in the carrying amount of goodwill by reportable segment for the three months ended March 31, 2006 are as follows:

(In thousands)	Pharmaceuticals	Consumer Healthcare	Animal Health	Total
Balance at December 31, 2005	$2,720,302	$582,533	$533,559	$3,836,394
Currency translation adjustments	5,198	234	94	5,526

Balance at March 31, 2006	$2,725,500	$582,767	$533,653	$3,841,920

Recently Issued Accounting Standards: In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments an amendment of SFAS No. 133 and 140 (SFAS No. 155). This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140) and resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. One of the key provisions of SFAS No. 155 is fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not anticipate the adoption of SFAS No. 155 will have a material effect on its financial position or results of operations or cash flows.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets an amendment of SFAS No. 140. This Statement, which would be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006, relates to the accounting for separately recognized servicing assets and servicing liabilities. The Company does not anticipate the adoption of SFAS No. 156 will have a material effect on its financial position or results of operations or cash flows.

In April 2006, the FASB issued FASB Staff Position (FSP) No. FIN 46(R)-6 Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). This FASB Staff Position (FSP) addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The FSP is effective prospectively to all entities (including newly created entities) with which that enterprise first becomes involved, and to all entities previously required to be analyzed under Interpretation 46(R), when a reconsideration event has occurred pursuant to paragraph 7 in Interpretation 46(R) beginning the first day of the first reporting period beginning after June 15, 2006.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2.	Earnings per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,
(In thousands except per share amounts)	2006	2005
Net income less preferred dividends	$1,119,576	$1,078,163
Denominator:
Weighted average common shares outstanding	1,344,527	1,335,909

Basic earnings per share	$0.83	$0.81

Numerator:
Net income	$1,119,583	$1,078,171
Interest expense on contingently convertible debt	6,760	4,064

Net income, as adjusted	$1,126,343	$1,082,235

Denominator:
Weighted average common shares outstanding	1,344,527	1,335,909
Common stock equivalents of outstanding stock options, deferred contingent common stock awards, restricted stock awards and convertible preferred stock(1)	11,150	4,344
Common stock equivalents of assumed conversion of contingently convertible debt	16,890	16,890

Total shares(1)	1,372,567	1,357,143

Diluted earnings per share(1)	$0.82	$0.80

(1)	At March 31, 2006 and 2005, approximately 77,504 and 100,446 of common shares, respectively, related to options outstanding under the Company’s Stock Incentive Plans were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3.	Marketable Securities

The Company has marketable debt and equity securities, which are classified as either available-for-sale or held-to-maturity, depending on management’s investment intentions at the time of purchase relating to these securities.

The cost, gross unrealized gains (losses) and fair value of available-for-sale and held-to-maturity securities by major security type at March 31, 2006 and December 31, 2005 were as follows:

(In thousands) At March 31, 2006	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities	$9,676	$—	$(196)	$9,480
Commercial paper	2,357	—	(2)	2,355
Corporate debt securities	135,656	153	(207)	135,602
Mortgage-backed securities	6,044	10	—	6,054
Equity securities	48,083	15,815	(99)	63,799
Institutional fixed income fund	352,735	9,831	(7,359)	355,207

Total available-for-sale	554,551	25,809	(7,863)	572,497

Held-to-maturity:
Commercial paper	181,020	—	—	181,020
Certificates of deposit	996	—	—	996

Total held-to-maturity	182,016	—	—	182,016

Total marketable securities	$736,567	$25,809	$(7,863)	$754,513

(In thousands) At December 31, 2005	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities	$19,796	$—	$(265)	$19,531
Corporate debt securities	163,762	162	(282)	163,642
Mortgage-backed securities	7,136	13	—	7,149
Equity securities	50,921	12,578	(293)	63,206
Institutional fixed income fund	349,251	9,831	(4,920)	354,162

Total available-for-sale	590,866	22,584	(5,760)	607,690

Held-to-maturity:
Commercial paper	9,933	—	—	9,933
Certificates of deposit	996	—	—	996

Total held-to-maturity	10,929	—	—	10,929

Total marketable securities	$601,795	$22,584	$(5,760)	$618,619

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The contractual maturities of debt securities classified as available-for-sale at March 31, 2006 were as follows:

(In thousands)	Cost	Fair Value
Available-for-sale:
Due within one year	$81,054	$80,675
Due after one year through five years	64,299	64,410
Due after five years through 10 years	—	—
Due after 10 years	8,380	8,406

	$153,733	$153,491

All held-to-maturity debt securities are due within one year and had aggregate fair values of $182.0 million at March 31, 2006.

Note 4.	Pensions and Other Postretirement Benefits

Net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2006 and 2005 (principally for the U.S.) was as follows:

	Pensions		Other Postretirement Benefits
(In thousands)	Three Months Ended March 31,		Three Months Ended March 31,
Components of Net Periodic Benefit Cost	2006	2005	2006	2005
Service cost	$48,546	$41,969	$13,335	$12,255
Interest cost	69,307	66,259	25,033	25,748
Expected return on plan assets	(87,400)	(82,731)	—	—
Amortization of prior service cost	2,255	2,146	(9,560)	(5,231)
Amortization of transition obligation	112	287	—	—
Recognized net actuarial loss	32,682	25,888	14,439	12,037

Net periodic benefit cost	$65,502	$53,818	$43,247	$44,809

For the three months ended March 31, 2006, contributions of $13.8 million were made to the Company’s defined benefit pension plans and payments of $25.7 million were made for other postretirement benefits. The Company expects to contribute approximately $240.0 million to its defined benefit pension plans and make payments of approximately $100.0 million for its other postretirement benefits in 2006.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5.	Productivity Initiatives

During 2005, the Company launched its long-term global productivity initiatives to adapt to the changing pharmaceutical industry environment. The guiding principles of these initiatives include innovation, cost savings, process excellence and accountability, with an emphasis on improving productivity.

In the 2006 first quarter, the Company recorded charges of $35.1 million ($24.2 million after-tax or $0.02 per share-diluted) related to the productivity initiatives. These charges included severance and other related personnel costs of $8.4 million, accelerated depreciation for certain facilities expected to be closed of $17.5 million, and period costs related to the implementation of the initiatives of $9.2 million.

The Company recorded the charges, including personnel and other costs, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, SFAS No. 112, Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43 and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The activities are primarily related to the Pharmaceuticals business and the charges were recorded to recognize the costs of closing certain manufacturing facilities and the elimination of certain positions at the Company’s facilities. Charges of $28.7 million were recorded within Cost of Goods Sold, $3.2 million within Selling, General and Administrative Expenses and $3.2 million within Research and Development Expenses.

The activity related to the productivity initiatives was as follows:

		Changes in Reserve Balance
(In thousands) Productivity Initiatives	Total Charges to Date	Reserve at December 31, 2005	Total Charges First Quarter	Net Payments/ Non-cash Charges	Reserve at March 31, 2006
Personnel costs	$183,100	$146,100	$8,400	$(29,500)	$125,000
Accelerated depreciation	60,400	—	17,500	(17,500)	—
Other closure/exit costs	22,400	700	9,200	(7,800)	2,100
Asset sales	(40,200)	—	—	—	—

	$225,700	$146,800	$35,100	$(54,800)	$127,100

At March 31, 2006, the reserve balance for personnel costs related primarily to committed employee severance obligations, which, in accordance with the specific productivity initiatives, are expected to be paid over the next 36 months.

As other strategic decisions are made, the Company expects additional costs, such as asset impairment, accelerated depreciation, personnel costs and other exit costs, as well as certain implementation costs associated with these initiatives, to continue for several years.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6.	Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123R effective January 1, 2006. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards.

Prior to the adoption of SFAS No. 123R, the Company accounted for its stock incentive plans using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, no stock-based employee compensation cost was reflected in net income, other than for the Company’s restricted stock and performance-based restricted stock awards, as options granted under all other plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

The Company has several Stock Incentive Plans, which provide for the granting of stock options, restricted stock and performance share awards. Stock options are granted with an exercise price equal to the market value of the Company’s common stock on the date the option is granted. Stock options vest ratably over a three-year period and have a contractual term of 10 years. Restricted stock awards consist of time-vested restricted stock units and are generally converted to shares of the Company’s common stock on the third anniversary of the date of the award. Performance share awards consist of performance-based restricted stock units and are converted to shares (up to 200% of the award) based on the achievement of certain performance criteria related to a future performance year. If less than the full award was earned, up to 100% of the award may be earned based on the achievement of certain multi-year market-based performance criteria. Under the Stock Incentive Plans, options may be granted to purchase a maximum of 175,000,000 shares of which 22,000,000 shares may be used for restricted stock issuances. At March 31, 2006, there were 42,596,063 shares available for future grants under the Stock Incentive Plans, of which up to 8,558,493 shares were available for restricted stock awards.

The Company selected the modified prospective method as prescribed under SFAS No. 123R, which requires companies (1) to record the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and (2) to record compensation expense for any awards issued, modified or settled after the effective date of the statement. As a result of the adoption of SFAS No. 123R, the Company began expensing stock options in the 2006 first quarter. The Company’s income before income taxes and net income for the three months ended March 31, 2006 were $58.0 million and $41.4 million ($0.03 per share) lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Prior to the adoption of SFAS No. 123R,

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

no expense was recorded for stock options. The 2006 first quarter included stock-based compensation expense for stock options, restricted stock and performance share awards and was recorded as follows: $6.2 million in Cost of Goods Sold, $47.8 million in Selling, General and Administrative Expenses and $21.2 million in Research and Development Expenses, as well as a related tax benefit of $21.4 million.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows (reflected in accrued taxes). SFAS No. 123R requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the options exercised) from the date of adoption of SFAS No. 123R to be classified as financing cash flows. Therefore, excess tax benefits for the three months ended March 31, 2006, have been classified as financing cash flows.

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net income and earnings per share for the 2005 first quarter if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, Amendment of SFAS No. 123, to stock-based employee compensation:

(In thousands except per share amounts)	Three Months Ended March 31, 2005
Net income, as reported	$1,078,171
Add: Stock-based employee compensation expense included in reported net income, net of tax	4,477
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(69,679)

Adjusted net income	$1,012,969

Earnings per share:
Basic - as reported	$0.81

Basic - adjusted	$0.76

Diluted - as reported	$0.80

Diluted - adjusted	$0.75

Based on recent accounting interpretations, pro forma stock-based compensation expense should include amounts related to the accelerated amortization of the fair value of options granted to retirement-eligible employees. Prior to January 1, 2006, the Company recognized pro forma stock-based compensation expense related to retirement-eligible

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

employees over the award’s contractual vesting period. The impact of accelerated vesting on the pro forma stock-based compensation expense would have resulted in an expense reduction of $7.5 million and $17.1 million, both net of tax for the 2006 and 2005 first quarter.

The Company recorded the impact of accelerated vesting for options granted to retirement-eligible employees subsequent to January 1, 2006 and will continue to provide pro forma disclosure related to those options granted in prior periods.

The fair value of issued stock options is estimated on the date of grant utilizing a Black-Scholes option-pricing model that incorporates the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock price and other factors. Effective January 1, 2006, the Company changed its method for determining expected volatility. For all new options granted after January 1, 2006, blended volatility rates, which incorporate both implied and historical volatility rates are utilized, rather than relying solely on historical volatility rates. Based on available guidance, we believe blended volatility rates that combine market-based measures of implied volatility with historical volatility rates are a more appropriate indicator of our expected volatility. The expected life of stock options is estimated based on historical data on exercises of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock options granted. For options granted subsequent to January 1, 2006, the Company has adjusted the assumption for the expected life of stock options from five years to six years as a result of continued reassessment of historical experience. The effect of the changes in these assumptions on income before income taxes, net income and diluted earnings per share for the three months ended March 31, 2006 was not material. The expected dividend yields are based on the approved annualized dividend rate in effect on the date of grant. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

The weighted-average fair values of the options granted in the 2006 first quarter were $12.71 per option, as determined using the following assumptions:

Range of expected volatility	25.2% - 25.5%
Weighted-average expected volatility	25.3%
Expected life of options	6 years
Risk-free interest rate	4.43% - 4.66%
Expected dividend yield	2.1%

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity during the three months ended, and as of March 31, 2006, is presented below:

Stock Options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2006	154,950,739	$49.13
Granted	258,250	47.82
Canceled/forfeited	(1,000,631)	49.96
Exercised	(3,156,337)	35.43

Outstanding at March 31, 2006	151,052,021	49.41	$597,689

Exercisable at March 31, 2006	111,046,144	$52.08	$335,177

The following table summarizes information regarding stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$26.53 to 29.99	632,703	0.1 years	$26.53	632,703	$26.53
30.00 to 39.99	14,811,247	4.5 years	35.71	13,567,949	35.54
40.00 to 49.99	58,172,529	8.1 years	41.75	19,409,950	40.97
50.00 to 59.99	43,233,965	4.1 years	55.18	43,233,965	55.18
60.00 to 65.32	34,201,577	4.8 years	61.51	34,201,577	61.51

	151,052,021			111,046,144

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $42.0 million. As of March 31, 2006, the total remaining unrecognized compensation cost related to stock options was $234.5 million, which will be amortized over the respective remaining requisite service periods ranging from one month to three years.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of time-vested restricted stock and performance-based restricted stock unit activity as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

Time-Vested and Performance-Based Restricted Stock Units	Number of Nonvested Units	Weighted Average Grant Date Fair Value
Nonvested units at January 1, 2006	6,311,545	$43.02
Granted	62,975	45.53
Vested	(1,819,800)	44.05
Forfeited	(20,315)	43.60

Nonvested units at March 31, 2006	4,534,405	$42.63

As of March 31, 2006, the total remaining unrecognized compensation cost related to time-vested restricted stock and performance-based restricted stock awards amounted to $67.8 million and $44.9 million respectively, which will be amortized over the respective remaining requisite service periods ranging from seven months to three years.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7.	Contingencies and Commitments

The Company is involved in various legal proceedings, including product liability, patent, commercial, environmental and antitrust matters, of a nature considered normal to its business, the most important of which are described below and have been described in the Company’s 2005 Annual Report on Form 10-K and Current Reports on Form 8-K in 2006. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Additionally, the Company records insurance receivable amounts from third-party insurers when recovery is probable.

In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings (other than the diet drug litigation discussed immediately below and in the Company’s 2005 Annual Report on Form 10-K) is unlikely to have a material adverse effect on the Company’s financial position but could be material to the results of operations or cash flows in one or more reporting periods.

Product Liability Litigation

Diet Drug Litigation

Overview

The Company has been named as a defendant in numerous legal actions relating to the diet drugs PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as “fen-phen”) or REDUX, which the Company estimated were used in the United States, prior to their 1997 voluntary market withdrawal, by approximately 5.8 million people. These actions allege, among other things, that the use of REDUX and/or PONDIMIN, independently or in combination with phentermine, caused certain serious conditions, including valvular heart disease and primary pulmonary hypertension (PPH). The REDUX and PONDIMIN litigation is described in additional detail in the Company’s 2005 Annual Report on Form 10-K.

On October 7, 1999, the Company announced a nationwide class action settlement (the settlement) to resolve litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN. The settlement covered all claims arising out of the use of REDUX or PONDIMIN, except for PPH claims, and was open to all REDUX or PONDIMIN users in the United States. As originally designed, the settlement was administered by an independent Settlement Trust and comprised of two settlement funds. Fund A (with a value at the time of settlement of $1,000.0 million plus $200.0 million for legal fees) was created to cover refunds, medical screening costs, additional medical services and cash payments, education and research costs, and administration costs. Fund A has been fully funded by contributions by the Company. Fund B (which was to be funded by the Company on an as-needed basis up to a total of $2,550.0 million) would compensate claimants with significant heart valve disease depending upon their age and the severity of their condition according to a five-level settlement matrix. The

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

two funds have now been combined into a single fund. Total diet drug litigation payments were $465.1 million for the 2006 first quarter, of which $83.0 million were made in connection with the nationwide settlement (including the proposed Seventh Amendment, as discussed below). Payments under the national settlement may continue, if necessary, until 2018.

In 2004, the Company increased its reserves in connection with the REDUX and PONDIMIN diet drug matters by $4,500.0 million, bringing the total of the charges taken to date to $21,100.0 million. The $5,247.5 million reserve balance at March 31, 2006 represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement (as it would be amended by the proposed Seventh Amendment, discussed below), initial opt outs, PPH claims, downstream opt out cases and the Company’s legal fees related to the diet drug litigation. The current reserve takes into account the terms of the proposed Seventh Amendment, the Company’s settlement discussions with plaintiffs’ attorneys representing a number of individuals who have opted out of the nationwide settlement, its experiences with the downstream opt out cases that have been litigated or settled to date and its projected expenses in connection with the diet drug litigation. However, due to the need for final appellate court approval of the proposed Seventh Amendment, the uncertainty of the Company’s ability to consummate settlements with the downstream opt out plaintiffs, the number and amount of any future verdicts that may be returned in downstream opt out and PPH litigation, and the inherent uncertainty surrounding any litigation, it is possible that additional reserves may be required in the future and the amount of such additional reserves may be significant.

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

On March 15, 2005, United States District Judge Harvey Bartle III, the federal judge of the United States District Court for the Eastern District of Pennsylvania overseeing the national class action settlement, approved the proposed Seventh Amendment as “fair, adequate and reasonable.” Three appeals from Judge Bartle’s decision were filed, although two of those appeals were withdrawn by the appellants who brought them. On November 1, 2005, the United States Court of Appeals for the Third Circuit dismissed the appeal of the remaining appellant and remanded the appellant’s claim to the District Court for the limited purpose of submitting the claim for re-auditing under the terms of the original settlement agreement. The appellant filed a petition for certiorari with the United States Supreme Court on March 14, 2006. The petition was found to be procedurally defective and was rejected, but the appellant was given an additional 60 days to correct the deficiencies. The petition is now due on May 15, 2006. By letter dated April 20, 2006, the appellant advised the Supreme Court that she does not intend to re-file her petition. In the absence of further timely filings with the Supreme Court, the Seventh Amendment will be considered to have achieved final judicial approval and will become effective.

When and if the proposed Seventh Amendment becomes effective, it would include the following key terms:

o	The amendment would create a new Supplemental Fund, to be administered by a Fund Administrator who will be appointed by the District Court and who will process most pending Level I and Level II matrix claims;
o	After District Court approval, the Company became obligated to make initial payments of up to $50.0 million (of which $25.0 million has been paid) to facilitate the establishment of the Supplemental Fund and to enable the Supplemental Fund to begin reviewing claims. Following final judicial approval, the Company would make an initial payment of $400.0 million to enable the Supplemental Fund to begin paying claims. The timing of additional payments would be dictated by the rate of review and payment of claims by the Fund Administrator. The Company would ultimately deposit a total of $1,275.0 million, net of certain credits, into the Supplemental Fund;
o	All participating matrix Level I and Level II claimants who qualify under the Seventh Amendment, who pass the Supplemental Fund’s medical review and who otherwise satisfy the requirements of the settlement (Category One class members) would receive a pro rata share of the $1,275.0 million Supplemental Fund, after deduction of certain expenses and other amounts from the Supplemental Fund. The pro rata amount would vary depending upon the number of claimants who pass medical review, the nature of their claims, their age and other factors. A participating Category One class member who does not qualify for a payment after such medical review would be paid $2,000 from the Supplemental Fund;

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

o	Participating class members who might in the future have been eligible to file Level I and Level II matrix claims (Category Two class members) would be eligible to receive a $2,000 payment from the Trust; such payments would be funded by the Company apart from its other funding obligations under the nationwide settlement;
o	If the participants in the Seventh Amendment have heart valve surgery or other more serious medical conditions on Levels III through V of the nationwide settlement matrix by the earlier of 15 years from the date of their last diet drug ingestion or by December 31, 2011, they would remain eligible to submit claims to the existing Trust and be paid the current matrix amounts if they qualify for such payments under terms modified by the Seventh Amendment. In the event the existing Trust is unable to pay those claims, the Company would guarantee payment; and
o	All class members who participate in the Seventh Amendment would give up any further opt out rights as well as the right to challenge the terms of and the binding effect of the nationwide settlement. Final approval of the Seventh Amendment also would preclude any lawsuits by the Trust or the Company to recover any amounts previously paid to class members by the Trust, as well as terminate the Trust’s Claims Integrity Program (described below) as to all claimants who did not opt out of the Seventh Amendment.

On March 29, 2005, as collateral for the Company’s financial obligations under the Seventh Amendment, the Company established a security fund in the amount of $1,250.0 million. As of March 31, 2006, $1,050.0 million was included in Other current assets including deferred taxes and $200.0 million was included in Other assets including deferred taxes. The amounts in the security fund are owned by the Company and will earn interest income for the Company while residing in the security fund.

If the Seventh Amendment becomes effective, only the claims of those class members who opted out of the Seventh Amendment will be processed under the terms of the existing settlement agreement and under the procedures that have been adopted by the Settlement Trust and the District Court. Less than 5% of the class members who would be affected by the proposed Seventh Amendment (approximately 1,900 of the Category One class members and approximately 5,100 of the Category Two class members) elected to opt out of the Seventh Amendment and to remain bound by the current settlement terms. Should the proposed Seventh Amendment not become effective, all of the pending and future matrix claims would be processed under the terms of the existing settlement agreement.

Nationwide Settlement Matrix Claims Data

The settlement agreement grants the Company access to claims data maintained by the Settlement Trust. Based on its review of that data, the Company understands that, as of March 29, 2006, the Trust had recorded approximately 122,215 matrix claim forms. Approximately 33,645 of these forms were so deficient, incomplete or duplicative of other forms filed by the same claimant that, in the Company’s view, it is unlikely that a significant number of these forms will result in further claims processing.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company’s understanding of the status of the remaining approximately 88,570 forms, based on its analysis of data received from the Trust through March 29, 2006 is as follows. Approximately 33,620 of the matrix claims had been processed to completion, with those claims either paid (approximately 4,882 payments, totaling $1,723.3 million, had been made to approximately 4,679 claimants), denied or in show cause proceedings (approximately 27,135) or withdrawn. Approximately 2,120 claims were in some stage of the 100% audit process ordered in late 2002 by the District Court overseeing the national settlement. An additional approximately 17,365 claims alleged conditions that, if true, would entitle the claimant to receive a matrix award; these claims had not yet entered the audit process. Another approximately 23,355 claims with similar allegations have been purportedly substantiated by physicians or filed by law firms whose claims are now subject to the outcome of the Trust’s Claims Integrity Program.1 Approximately 12,080 claim forms did not contain sufficient information even to assert a matrix claim, although some of those claim forms could be made complete by the submission of additional information and could therefore become eligible to proceed to audit in the future. The remaining approximately 30 claims were in the data entry process and could not be assessed.

[1]	Pursuant to its Claims Integrity Program, the Settlement Trust has required additional information concerning matrix claims purportedly substantiated by 18 identified physicians or filed by two law firms in order to determine whether to permit those claims to proceed to the 100% audit process established by the District Court. Based upon data obtained from the Trust, the Company believes that approximately 23,355 matrix claims were purportedly substantiated by the 18 physicians and/or filed by the two law firms covered by the Claims Integrity Program as of March 29, 2006. It is the Company’s understanding that additional claims substantiated by additional physicians or filed by additional law firms might be subjected to the same requirements of the Claims Integrity Program in the future. The ultimate disposition of any or all claims that are subject to the Claims Integrity Program is at this time uncertain. Counsel for certain claimants affected by the program have challenged the Trust’s authority to implement the Claims Integrity Program and to require completion of the questionnaire before determining whether to permit those claims to proceed to audit. While that motion was denied by the Court, additional challenges to the Claims Integrity Program and to the Trust’s matrix claim processing have been filed. As indicated above, following final judicial approval of the Seventh Amendment, the Claims Integrity Program will be terminated as to all claimants who have not opted out of the Seventh Amendment. The Trust has also instituted civil litigation alleging fraud on the part of two physicians who substantiated matrix claims. If the proposed Seventh Amendment becomes effective, those lawsuits will be dismissed.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Challenges to the Nationwide Settlement

Counsel representing approximately 8,600 class members have filed a motion with the District Court seeking a ruling that the nationwide settlement agreement is void. The motion asserts that there was inadequate representation of the class when the settlement agreement was negotiated, that the parties and their experts made mutual mistakes in projecting the amount of money that would be needed to pay all valid claims, that the original notice to the class was inadequate and that the Court had lacked subject matter jurisdiction over some of the class members’ claims. The motion seeks an opportunity for all class members to decide a second time whether or not to be included in the class and therefore bound by the settlement agreement. The District Court had stayed briefing and consideration of the motion pending its decision on approval of the Seventh Amendment, which as discussed above would preclude such claims on behalf of all class members except those who have opted out of participation in the Seventh Amendment. Briefing was subsequently completed, oral argument took place in December 2005 and, on March 8, 2006, the District Court denied the motion. Certain of the class members affected by the denial have noticed an appeal with the United States Court of Appeals for the Third Circuit.

Certain other class members also filed a number of other motions and lawsuits attacking the binding effect of the settlement, which were denied or enjoined by the District Court. On November 30, 2005, the United States Court of Appeals for the Third Circuit affirmed the District Court’s orders, finding that the class members who had challenged the binding effect of the settlement had a full and fair opportunity to challenge the adequacy of their representation at the original fairness hearing and that the issues raised at that hearing had covered the various arguments raised by the class members’ motions and lawsuits. Certain of the class members pursuing this relief filed a petition for certiorari with the United States Supreme Court on February 28, 2006, seeking review of the Third Circuit’s decision. The Company cannot predict the outcome of any of these proceedings.

Downstream Opt Out Cases

As of March 31, 2006, approximately 41,000 individuals who had filed Intermediate or Back-End opt out forms had pending lawsuits against the Company, although the Company expects that a significant number of these lawsuits will be dismissed in the coming months as agreements, or agreements in principle, reached with law firms pursuant to the settlement process described below are finalized. As of March 31, 2006, approximately 23,500 Intermediate or Back-End opt out plaintiffs have had their lawsuits dismissed in connection with settlements, for procedural or medical deficiencies or for various other reasons.

The claims of 30 class members who had taken advantage of the Intermediate and Back-End opt out rights created in the nationwide settlement and whose cases were set for trial were adjudicated or resolved from January 1 through March 31, 2006. The claims of eleven plaintiffs were voluntarily dismissed by the plaintiffs themselves; juries returned verdicts in favor of Wyeth with respect to the claims of ten plaintiffs; the claims of three plaintiffs were dismissed by the courts before trial; one case was settled before trial and juries returned verdicts in favor of five plaintiffs. The average value of the five verdicts was $85,000 and those cases were subsequently also settled. Additional Intermediate and Back-End opt out trials are scheduled throughout 2006.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On January 18, 2005, the Company and counsel representing certain downstream opt out plaintiffs filed a motion with the District Court advising the Court that those parties had developed a proposed process by which large numbers of the downstream opt out cases (as well as the PPH and initial opt out cases handled by plaintiffs’ counsel participating in the process) might be negotiated and settled. The proposed process provides a methodology for valuing different categories of claims and also provides a structure for individualized negotiations between Wyeth and law firms representing diet drug claimants with pending Intermediate and Back End opt out lawsuits against the Company. As a result of settlement discussions to date, as of May 2, 2006, the Company had reached agreements, or agreements in principle, with a significant number of these law firms to settle the claims of approximately 90% of the Intermediate and Back End opt out claimants who have filed lawsuits against the Company. As of May 2, 2006, approximately 20,000 of these claimants had received settlement payments following the dismissal of their cases. The Company cannot predict the total number of cases that ultimately will be settled as a result of this process.

PPH Cases

On April 27, 2004, a jury in Beaumont, Texas hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson Cty., TX, returned a verdict in favor of the plaintiffs for $113.4 million in compensatory damages and $900.0 million in punitive damages for the wrongful death of the plaintiffs’ decedent, allegedly as a result of PPH caused by her use of PONDIMIN. On May 17, 2004, the Trial Court entered judgment on behalf of the plaintiffs for the full amount of the jury’s verdict, as well as $4.2 million in pre-judgment interest and $188,737 in guardian ad litem fees. On July 26, 2004, the Trial Court denied in their entirety the Company’s motions for a new trial or for judgment notwithstanding the verdict, including the Company’s request for application of Texas’s statutory cap on punitive damage awards. The Company has filed an appeal from the judgment entered by the Trial Court and believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. In connection with its appeal, the Company was required by Texas law to post a bond in the amount of $25.0 million. Prior to April 13, 2006, the date scheduled for oral argument of the Company’s appeal, the Company reached an agreement in principle with the law firm representing the Coffey/Cappel plaintiffs to settle the claims of all of that firm’s diet drug clients, including the plaintiffs in the Coffey/Cappel case. As a result of that agreement, the parties filed a joint motion with the Ninth District Court of Appeals in Beaumont, TX to postpone the scheduled argument in the case, pending finalization of the settlement. That motion was granted by the court.

As of March 31, 2006, the Company was a defendant in approximately 169 pending lawsuits (excluding those lawsuits that have been settled in principle pursuant to the settlement process described above) in which the plaintiff alleges a claim of PPH, alone

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

or with other alleged injuries. In approximately 39 additional lawsuits pleaded as valvular regurgitation cases, plaintiffs’ attorneys participating in the settlement process described above have now advised the Company that the plaintiffs will allege a claim of PPH. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the Company and not by the Trust). Approximately 75 of these cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 60 of these cases, the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the plaintiffs meet the definition of PPH under the national settlement. The Company is aware of approximately two additional claims, which are not currently the subject of a lawsuit but which appear to meet the settlement’s PPH definition. During the course of settlement discussions, certain plaintiffs’ attorneys have informed the Company that they represent additional individuals who claim to have PPH, but the Company is unable to evaluate whether any such additional purported cases of PPH would meet the national settlement agreement’s definition of PPH. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends to vigorously defend those PPH cases that cannot be resolved prior to trial.

HT Litigation

In addition to the class actions filed on behalf of current or former PREMARIN or PREMPRO users described in the Company’s 2005 Annual Report on Form 10-K, one additional class action has been filed in state court in West Virginia. The plaintiffs in White v. Wyeth Inc., et al., No. 05-C-429, Cir. Ct., Putnam Cty., WV., seek to recover personal injury damages and medical monitoring costs on behalf of a statewide class of PREMARIN and PREMPRO users. Also, as of May 1, 2006, the Company is defending approximately 4,500 actions brought on behalf of approximately 6,500 women in various state and federal courts throughout the United States (including in particular the United States District Court for the Eastern District of Arkansas and the Pennsylvania Court of Common Pleas, Philadelphia County) for personal injuries, including claims for breast cancer, stroke, ovarian cancer and heart disease allegedly resulting from their use of PREMARIN or PREMPRO. The first of these personal injury cases is likely to proceed to trial in mid-2006.

PPA Litigation

With respect to the lawsuits seeking damages for alleged personal injuries from phenylpropanolamine (PPA) described in the Company’s 2005 Annual Report on Form 10-K, as of May 1, 2006, the Company is currently a named defendant in approximately 190 individual PPA lawsuits on behalf of approximately 300 plaintiffs in federal and state courts throughout the United States seeking such damages.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

DURACT Litigation

As discussed in the Company’s 2005 Annual Report on Form 10-K, the Company is a defendant in a putative class action for economic damages with respect to DURACT (Blue Cross and Blue Shield of Alabama, et al. v. Wyeth, CV-03-6046, Cir. Ct. Jefferson Cty., Ala.). On February 27, 2006, the Circuit Court of Alabama, Jefferson County, certified the nationwide class of third-party payers seeking such economic damages and the recovery of monies paid by such entities for DURACT that was not used by their insureds as of the date DURACT was withdrawn from the market. The Company is appealing the Circuit Court’s decision.

PROHEART Litigation

An additional PROHEART 6 putative class action, Dinah Jones v. Fort Dodge Animal Health, No. 01 2005 CA 00761, Cir. Ct., Alachua Cty., FL, has been filed in which plaintiff seeks to recover economic damages on behalf of herself and all other United States residents who purchased PROHEART 6 and administered it to their pet.

Patent Litigation

EFFEXOR Litigation

On April 5, 2006, the Company filed suit in the United States District Court for the District of Delaware against Impax Laboratories, Inc. (Impax), alleging that the filing reported in the Company’s 2005 Annual Report on Form 10-K of an Abbreviated New Drug Application (ANDA) by Impax seeking FDA approval to market 37.5 mg, 75 mg and 150 mg venlafaxine HCl (the active ingredient in EFFEXOR XR) extended release capsules infringes the same patents at issue in the recently settled Wyeth v. Teva Pharmaceuticals USA, Inc., Docket No. 03-CV-1293 (KSH), U.S.D.C., D. N.J. suit. On April 12, 2006, the Company filed suit in the United States District Court for the Central District of California against Anchen Pharmaceuticals, Inc. (Anchen) and related parties, alleging that the filing of an ANDA by Anchen seeking FDA approval to market 150 mg venlafaxine HCl extended release capsules infringes the same Company patents discussed above. Under the 30-month stay provision of the Hatch-Waxman Act, any FDA approval of the Impax and Anchen ANDAs may not be made effective before August 2008 unless there is an earlier court decision holding each of the patents at issue invalid or not infringed. Because neither Impax nor Anchen has, to date, made any allegations as to the Company’s patent covering the compound venlafaxine itself, these ANDAs may not be approved until the expiration of that patent, and its associated pediatric exclusivity period, on June 13, 2008.

Commercial Litigation

Other Pricing Matters

In connection with the investigation by the United States Attorney’s Office, District of Massachusetts into Average Manufacturer Price (AMP) and Best Price issues relating to PROTONIX oral tablets and I.V. products, four current or former employees of the Company have been served with grand jury subpoenas seeking to compel testimony before the grand jury on PROTONIX pricing and marketing. Two of those employees were granted immunity and have testified before the grand jury. The Company is continuing to cooperate with the investigation.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Regulatory Proceedings

ZOSYN Proceeding

In April 2006, the Company filed a petition with the U.S. Food and Drug Administration (FDA) asking the FDA to refrain from approving any application for a generic product that references ZOSYN (piperacillin and tazobactam for injection) unless the generic product complies with the U.S. Pharmacopeia standards on particulate matter in injectable drugs and exhibits the same compatibility profile as ZOSYN, particularly with respect to compatibility with Lactated Ringer’s Solution and the aminoglycoside antibiotics amikacin and gentamicin. The Company further requested that in the event the FDA chose to approve a generic product that did not exhibit the same compatibility profile as ZOSYN, FDA condition such approval upon the applicant’s implementation of a risk minimization action plan to address the confusion that would necessarily arise as a result of such difference. The matter is pending before the FDA.

Environmental Matters

MPA Matter

In connection with the litigation and other proceedings arising out of the alleged contamination with medroxyprogesterone acetate (MPA) of sugar water recovered from a sugar water process stream from the Company’s Wyeth Medica Ireland (WMI) subsidiary, the Company has been served with an additional lawsuit. The lawsuit, filed in Düsseldorf, Germany on behalf of Allianz Versicherung AG, the liability insurer of the German molasses trade company, Peter Cremer GmbH, seeks to recover payments made by Allianz to its insured for damages allegedly caused by the forced disposal of MPA-contaminated molasses.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8.	Company Data by Segment

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

	Net Revenue		Income (Loss) Before Income Taxes
(In thousands)	Three Months Ended March 31,		Three Months Ended March 31,
Segment	2006	2005	2006	2005
Pharmaceuticals(1)	$4,035,512	$3,717,469	$1,390,214	$1,238,532
Consumer Healthcare(1)	554,186	616,790	59,313	121,140
Animal Health(1)	248,239	244,739	54,403	51,189
Corporate(1)(2)	—	—	(43,315)	(37,395)

Total(3)	$4,837,937	$4,578,998	$1,460,615	$1,373,466

(1)	Stock-based compensation expense for the 2006 first quarter has been recorded in accordance with SFAS No. 123R, which the Company adopted as of January 1, 2006. Income before taxes for the 2006 first quarter included stock-based compensation expense of $75,174 for stock options, restricted stock and performance share awards. For the 2006 first quarter, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $55,576, Consumer Healthcare – $5,491, Animal Health – $2,283 and Corporate – $11,824. Income (loss) before taxes for the 2005 first quarter included stock-based compensation expense of $6,682 for restricted stock and performance share awards only. Prior to the adoption of SFAS No. 123R, no expense was recorded for stock options. For the 2005 first quarter, all stock-based compensation was recorded within Corporate.

(2)	Corporate income (loss) before taxes included a net charge of $35,100 for the 2006 first quarter related to the Company’s productivity initiative. The activities related to the Pharmaceuticals business.

(3)	Income before income taxes for the 2006 first quarter included gains from product divestitures of approximately $17,600 in the Pharmaceuticals segment primarily from the divestiture of product rights to MINOCIN in the U.S. Income before income taxes for the 2005 first quarter included gains from product divestitures of $122,800 in the Pharmaceuticals segment primarily from the divestiture of products right to SYNVISC. In addition, income before taxes for the 2005 first quarter included gains from product divestitures of $15,700 in the Consumer Healthcare segment primarily from the divestiture of EPOCLER in Brazil.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the consolidated condensed financial statements and notes to consolidated condensed financial statements on pages 3 to 28 of this report. When reviewing the commentary below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A. RISK FACTORS in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business; we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” on pages 49 to 50 of this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

Our Business

Wyeth is one of the world’s largest research-based pharmaceutical and health care products companies and is a leader in the discovery, development, manufacturing and marketing of pharmaceuticals, biotechnology products, vaccines, non-prescription medicines and animal health products.

Our principal strategy for success is creation of innovative products through research and development. We strive to produce first-in-class and best-in-class therapies for significant unmet medical needs by leveraging our breadth of knowledge and our resources across three principal scientific development platforms: small molecules, biopharmaceuticals and vaccines.

We also strive to innovate commercially and change the way we approach our business in response to the challenging global health care environment. During 2006, we will continue with our long-term global productivity initiatives, which were launched in 2005, to adapt to the changing pharmaceutical environment. These initiatives, which we refer to as Project Springboard, are aimed at encouraging innovation, improving processes and increasing cost efficiencies. During 2006, we expect to implement a new operating model for our drug development efforts aimed at further increasing research and development productivity, as well as improve the efficiency of our global operational support functions. Our ultimate goal from Project Springboard is to move beyond specific initiatives and create a culture where we continually look for new ways to become more productive in everything we do as a company.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

We have three principal operating segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare) and Fort Dodge Animal Health (Animal Health), which we manage separately because they develop, manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. These segments reflect how senior management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The following table provides an overview of the business operations of each of these segments:

	Pharmaceuticals	Consumer Healthcare	Animal Health
% of 2006 first quarter worldwide net revenue	83%	12%	5%

% of 2006 first quarter segment net revenue generated outside U.S.	44%	47%	53%

Principal business operations	Develops, manufactures, distributes and sells branded human ethical pharmaceuticals, biotechnology products, vaccines and nutrition products	Develops, manufactures, distributes and sells over-the-counter health care products	Develops, manufactures, distributes and sells biological and pharmaceutical products for animals

Principal product categories	Neuroscience therapies, cardiovascular products, nutrition products, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments, immunological products and women’s health care products	Analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and personal care items	Vaccines, pharmaceuticals, parasite control and growth implants

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

We also have a reportable Corporate segment primarily responsible for the treasury, tax and legal operations of our businesses. It maintains and/or incurs certain assets, liabilities, income, expense, gains and losses related to our overall management that are not allocated to the other reportable segments.

2006 First Quarter Financial Highlights

o	Worldwide net revenue increased 6% to $4,837.9 million;
o	Pharmaceuticals net revenue increased 9%, reflecting the strong performance of ENBREL and EFFEXOR as well as higher sales of PROTONIX, the PREMARIN family of products, PREVNAR and Nutrition products;
o	Consumer Healthcare net revenue results reflect the absence of SOLGAR products, which were divested in the 2005 third quarter and lower sales of ROBITUSSIN, DIMETAPP and ADVIL COLD & SINUS products, which were negatively impacted by retailer actions and state and federal legislation related to pseudoephedrine-containing products. The 2006 first quarter results also included higher sales of CENTRUM and ADVIL; and
o	Animal Health net revenue increased 1%, reflecting higher sales of livestock and poultry products, partially offset by lower sales of equine products.

Our Principal Products

Set forth below is a summary of the 2006 first quarter net revenue performance of our principal products:

(Dollars in millions)	2006 First Quarter Net Revenue	% Increase over 2005 First Quarter
EFFEXOR	$944.6	9%
PROTONIX	481.6	18%
PREVNAR	431.6	10%
ENBREL (outside of the U.S. and Canada)(1)	335.4	42%
Nutrition	288.5	13%
PREMARIN family	265.6	26%
Alliance revenue(2)	254.1	30%
ZOSYN/TAZOCIN	238.4	4%

(1)	ENBREL net revenue includes sales of ENBREL outside of the United States and Canada where we have exclusive rights but does not include our share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen Inc. (Amgen), which we record as alliance revenue.

(2)	Alliance revenue is generated from sales of ENBREL (in the United States and Canada), ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

o	EFFEXOR is our novel antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder. EFFEXOR remains our largest franchise and the world’s top

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

antidepressant both in terms of dollar sales and unit volume. We are continuing to receive additional approvals of the panic indication from global registrations. We have already launched sales and promotional activities for this new indication in several key markets to strengthen our position in the anxiety market.

o	PROTONIX is our proton pump inhibitor (PPI) for gastroesophageal reflux disease. The PPI category is highly competitive, and we have continued to focus on our strategy of driving prescription growth within the third-party managed care segment. PROTONIX continues to have the highest preferred access in managed care among the branded PPIs and is the leader among branded PPIs on Medicare drug plan formularies.
o	PREVNAR is our vaccine for preventing invasive pneumococcal disease in infants and children. It is the first and only vaccine product ever to achieve $1,000.0 million in annual net revenue. PREVNAR is now available in 60 countries worldwide and growth is expected to accelerate in the 2006 second quarter with the launch of the United Kingdom and the Netherlands national vaccination programs. The addition of key countries such as these support our projections for strong revenue growth for PREVNAR.
o	ENBREL is our treatment for rheumatoid arthritis, psoriasis and other conditions. We have exclusive rights to ENBREL outside of the U.S. and Canada and we co-promote ENBREL with Amgen in the U.S. and Canada. ENBREL maintained its leading U.S. market position in rheumatology and dermatology; however, the 2006 first quarter performance was impacted by a delay in Medicare Part D enrollment and increases in plan copayments implemented at the beginning of the year. We are working with Amgen on programs to assist seniors in enrollment for Medicare Part D benefits and to help patients manage the newer, higher copayment standards. We have also resumed a comprehensive branded direct-to-consumer (DTC) program in rheumatoid arthritis and anticipate a new branded psoriasis DTC program starting in the 2006 second quarter. During 2005, we launched ENBREL in Japan for the treatment of rheumatoid arthritis through our joint venture with Takeda Pharmaceutical Company Limited (Takeda). In April 2006, we increased our ownership of the joint venture from 70% to 80%.
o	Nutrition includes our infant formula and toddler products NURSOY, PROGRESS, PROMIL and S-26. Wyeth Nutrition is on track to achieve $1,000.0 million in global sales for the second consecutive year.
o	Our PREMARIN family of products remains the standard therapy to help women address serious menopausal symptoms. During the 2006 first quarter, publication of more detailed analyses of data from the estrogen-alone sub-study of the Women’s Health Initiative (WHI) showed that use of estrogen therapy did not increase the risk of coronary heart disease in women ages 50 to 79 after an average of seven years of use. The data also showed a statistically significant lower risk for coronary heart disease among women ages 50 to 59, which is the patient population that most closely resembles the typical patient treated with hormone therapy. These findings support the emerging belief that the age of the patient and time since menopause should be considered when assessing the overall benefits and risks of hormone therapy.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

o	Alliance revenue includes our share of profits from sales of ENBREL in the U.S. and Canada, where we co-promote the product with Amgen; our share of profits from sales of ALTACE, which is co-promoted with King Pharmaceuticals, Inc.; and certain revenue earned related to sirolimus, the active ingredient in RAPAMUNE, which coats the CYPHER coronary stent marketed by Johnson & Johnson.
o	ZOSYN (TAZOCIN internationally), our broad-spectrum I.V. antibiotic, is the only currently marketed I.V. antibiotic proven to help minimize the emergence of bacterial resistance. We launched our new, advanced formulation of ZOSYN/TAZOCIN in the U.S. in the first quarter. Launches in other major markets are expected during 2006. While demand for ZOSYN remains strong, results in the 2006 first quarter were limited by our recovery from manufacturing supply limitations that began in the 2005 fourth quarter. We expect current supply improvements will yield significantly stronger growth in the ZOSYN franchise in the second half of the year.

For a full description of our principal products, the preceding summary should be read in conjunction with our principal product summary in the overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Financial Report as incorporated in our 2005 Annual Report on Form 10-K.

Our Product Pipeline

In April 2006, we received marketing approval in the European Union for TYGACIL, our innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections, which we launched in the U.S. in July 2005.

Our 2005 NDA filings with the FDA for DVS-233 (desvenlafaxine succinate), a serotonin norepinephrine reuptake inhibitor (SNRI), for the treatment of major depressive disorder, and LYBREL (levonorgestrel/ethinyl estradiol), a new oral contraceptive with a unique continuous dosing regimen, remain under regulatory review.

We anticipate five additional NDA filings for new products in the next 12 months: bazedoxifene for osteoporosis; DVS-233 for vasomotor symptoms; bifeprunox for schizophrenia; temsirolimus for renal cell carcinoma; and methylnaltrexone for the treatment of opioid-induced side effects in patients with advanced illness. Completing these major NDA filings and preparing for these new product launches over this relatively short time frame is one of the most ambitious product introduction objectives in our history and will present significant operational challenges.

In March 2006, we terminated our Phase 3 clinical program evaluating our investigational drug, temsirolimus, for the treatment of metastatic breast cancer in post-menopausal women following the recommendation of a committee of independent experts. While this outcome reflects the uncertainties inherent in the research, development and commercialization of our product pipeline, we remain committed to studying temsirolimus in other cancer indications.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

We continue to actively pursue in-licensing opportunities and strategic collaborations to supplement our internal research and development efforts, such as the collaborations we entered into in 2005 with Progenics Pharmaceuticals, Inc. and with Trubion Pharmaceuticals, Inc. We face heavy competition from our peers in securing these relationships but believe that the excellence of our research and development and commercial organizations and the breadth of our expertise across traditional pharmaceuticals, biopharmaceuticals and vaccines position us well. We intend to continue to aggressively pursue these kinds of opportunities in 2006.

Our Diet Drug Litigation

We continue to address the challenges of our diet drug litigation. As discussed in more detail in our 2005 Annual Report on Form 10-K and Note 7 to our consolidated condensed financial statements contained in this report, on March 15, 2005, the United States District Court for the Eastern District of Pennsylvania approved the proposed Seventh Amendment to the Nationwide Settlement (the Settlement) as “fair, adequate and reasonable.” The Seventh Amendment creates a new claims processing structure, funding arrangement and payment schedule for the least serious but most numerous claims in the Settlement. The amendment ensures that these claims are processed on a streamlined basis while preserving funds in the existing Settlement trust for more serious claims. Three appeals were filed challenging the approval of the Seventh Amendment. Two of those appeals were withdrawn by the appellants who brought them. On November 1, 2005, the United States Court of Appeals for the Third Circuit dismissed the appeal of the remaining appellant and remanded the appellant’s claim to the District Court for the limited purpose of submitting the claim for re-auditing under the terms of the original settlement agreement. The appellant filed a petition for certiorari with the United States Supreme Court on March 14, 2006. The petition was found to be procedurally defective and was rejected, but the appellant was given an additional 60 days to correct the deficiencies. The petition is now due on May 15, 2006. By letter dated April 20, 2006, the appellant advised the Supreme Court that she does not intend to re-file her petition. In the absence of further timely filings with the Supreme Court, the Seventh Amendment will be considered to have achieved final judicial approval and will become effective.

In January 2005, we announced that we were in discussions with plaintiffs’ attorneys representing a number of individuals who opted out of the National Diet Drug Settlement regarding a proposed process for settling downstream opt out cases (as well as the primary pulmonary hypertension (PPH) and initial opt out cases handled by plaintiffs’ counsel participating in the process). The proposed process provides a methodology for valuing different categories of claims and also provides a structure for individualized negotiations between us and law firms representing diet drug claimants with pending Intermediate and Back End opt out lawsuits against the Company. As a result of the discussions to date, as of May 2, 2006, we had reached agreements, or agreements in principle, with a significant number of these law firms to settle the claims of approximately 90% of the Intermediate and Back End opt out claimants who have filed lawsuits against us. As of May 2, 2006, approximately 20,000 of these claimants had received settlement payments following the dismissal of their cases. We will continue to try those cases where attorneys are not willing to participate in this settlement process. We cannot predict the number of cases that ultimately will be settled as a result of this process.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

Change in Accounting for Share-Based Payments

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (Statement 123R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. The 2006 first quarter results included stock option expense, which reduced diluted earnings per share by approximately $0.03. The 2005 first quarter results, which have not been restated to include the impact of expensing stock options, would have been lower by approximately $0.05 per share had we expensed stock options. See Note 6 to the Consolidated Condensed Financial Statements for further discussion related to stock-based compensation. The impact of expensing stock options for 2006 is projected to be approximately $0.12 to $0.15 per share-diluted. The actual amount of compensation expense to be recorded is highly dependent on the number of options granted and fluctuations in our stock price.

Our Challenging Business Environment

Generally, we face the same difficult challenges that all research-based pharmaceutical companies are confronting. Pressure from government agencies, insurers, employers and consumers to lower prices through leveraged purchasing plans, use of formularies, importation, reduced reimbursement for prescription drugs and other means poses significant challenges for us. Generic products, which Wyeth no longer markets, are growing as a percentage of total prescriptions. Insurers and employers are increasingly demanding that patients start with a generic product before switching to a branded product if necessary, meaning that our products increasingly compete with generic versions of competitive branded products. Health care providers and the general public want more information about our products, and they want it delivered efficiently and effectively. Regulatory burdens and safety concerns are increasing the demands on us, and they increase both the cost and time it takes to bring new drugs to market. Post-marketing regulatory and media scrutiny of product safety also are increasing, as well as product liability litigation.

Additionally, we are faced with the moderating rate of growth of some of our major products, principally EFFEXOR. In 2004, the FDA recommended new class labeling for antidepressants, including our EFFEXOR family of products, that would, among

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

other things, more prominently highlight the already labeled risk of suicide in children and adolescents in a boxed warning. In 2005, we implemented these labeling changes for our EFFEXOR family of products. The FDA also has requested that all antidepressant manufacturers re-examine data regarding suicidality from clinical trials in adults using the same approach developed for evaluating the pediatric data. The Company has responded to the FDA’s request. The FDA has announced that it will hold an advisory committee meeting on this topic later in 2006. EFFEXOR has never been recommended for use in children and continues to be an appropriate and important therapy in treating adult patients.

In addition, in 2004, the United Kingdom Committee on the Safety of Medicines (CSM) completed a review of the safety and efficacy of the selective serotonin reuptake inhibitor (SSRI) class of antidepressants as well as our EFFEXOR family of products, which are SNRIs. As a result of this review, the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) implemented new class labeling for these antidepressants, including our EFFEXOR family of products, and imposed additional restrictions on the use of our EFFEXOR products in the United Kingdom because it concluded that these products carried additional risks. We appealed the EFFEXOR - specific additional restrictions to the CSM and the United Kingdom’s Medicines Commission because we believe that the imposed labeling changes are not supported by the available scientific data. We have been advised that the MHRA is reviewing all available scientific data relating to EFFEXOR. We are currently awaiting new labeling from the MHRA and withdrew our appeal in April 2006.

Late in 2005, we reached agreement with Teva Pharmaceutical Industries Ltd. (Teva) on a settlement of the U.S. patent litigation pertaining to Teva’s generic version of our EFFEXOR XR (extended release capsules) antidepressant. Under the terms of the settlement, Teva will be permitted to launch generic versions of EFFEXOR XR (extended release capsules) and EFFEXOR (immediate release tablets) in the U.S. pursuant to certain licenses effective beginning on July 1, 2010 and June 15, 2006, respectively, subject to earlier launch based on specified events. Teva also will be permitted to launch a generic version of EFFEXOR XR (extended release capsules) in Canada pursuant to a license effective beginning on December 1, 2006, subject to earlier launch based on specified events. In connection with these licenses, Teva will pay us specified percentages of gross profit from sales of each of the Teva generic versions. We expect that Teva’s anticipated launch of generic versions of EFFEXOR (immediate release tablets) in the U.S. in June 2006 and EFFEXOR XR (extended release capsules) in Canada in December 2006 will decrease our sales of these products significantly in the relevant market, beginning with, or shortly prior to, the launch of the generic versions. It is also possible that Teva’s introduction of a generic version of EFFEXOR (immediate release tablets) in the U.S. could adversely impact our U.S. sales of EFFEXOR XR (extended release capsules), although we anticipate that any impact will be modest given the significant differences in product profiles.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

Our Productivity Initiatives

During 2006, we will continue with our long-term global productivity initiatives, collectively called “Project Springboard,” which were launched in 2005 to adapt to the changing pharmaceutical industry environment. The guiding principles of these initiatives include innovation, cost savings, process excellence and accountability, with an emphasis on improving productivity. We are reviewing our production network to achieve optimal efficiencies and to reduce production costs for our global core products. As a result of these and other related initiatives, we recorded pre-tax charges of $35.1 million in the 2006 first quarter. As of March 31, 2006, total net charges of $225.7 million have been recorded in connection with the productivity initiatives since inception. Additional costs associated with these initiatives are expected to continue for several years as further strategic decisions are made; costs are projected to total approximately $750.0 million to $1,000.0 million, on a pre-tax basis. Throughout 2006 and in future years, we will continue with our long-term productivity initiatives with the objective of making Wyeth more efficient and more effective so that we may continue to thrive in this increasingly challenging industry environment.

Critical Accounting Policies and Estimates

The Company’s critical accounting policies are detailed in the Company’s Financial Report on Form 10-K for the year ended December 31, 2005. With the exception of the Company’s accounting for stock-based compensation in connection with the adoption of SFAS No. 123R, there were no changes in the Company’s critical accounting policies from the year ended December 31, 2005.

SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. The Company determines the fair value of share-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. Determining these assumptions are subjective and complex, and therefore, actual results could differ from those estimates. Prior to adopting SFAS No. 123R, the Company applied APB Opinion No. 25, and related interpretations, in accounting for its stock incentive plans. Under APB No. 25, no stock-based employee compensation cost was reflected in net income, other than for the Company’s restricted stock and performance-based restricted stock awards, as options granted under all other plans had an exercise price equal to the market price value of the underlying common stock at the date of the grant.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

Results of Operations

Net Revenue

Worldwide net revenue increased 6% for the 2006 first quarter compared with prior year levels. The increase in worldwide net revenue in the 2006 first quarter was due to increases in the Pharmaceuticals and Animal Health segments, offset, in part, by a decrease in the Consumer Healthcare segment. Excluding the unfavorable impact of foreign exchange, worldwide net revenue increased 7% for the 2006 first quarter.

The following table sets forth worldwide net revenue results by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Net Revenue
	Three Months Ended March 31,
(Dollars in millions) Segment	2006	2005	% Increase/ (Decrease)
Pharmaceuticals	$4,035.5	$3,717.5	9%
Consumer Healthcare	554.2	616.8	(10)%
Animal Health	248.2	244.7	1%

Total	$4,837.9	$4,579.0	6%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

The following table sets forth the percentage changes in worldwide net revenue by reportable segment and geographic area from the comparable period in the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

	% Increase (Decrease) Three Months Ended March 31, 2006
	Volume	Price	Foreign Exchange	Total Net Revenue
Pharmaceuticals
United States	5%	7%	—	12%
International	8%	(1)%	(3)%	4%

Total	6%	4%	(1)%	9%

Consumer Healthcare
United States	(17)%	1%	—	(16)%
International	(3)%	2%	(1)%	(2)%

Total	(11)%	1%	—	(10)%

Animal Health
United States	(5)%	4%	—	(1)%
International	3%	3%	(2)%	4%

Total	(1)%	3%	(1)%	1%

Total
United States	1%	7%	—	8%
International	6%	—	(3)%	3%

Total	4%	3%	(1)%	6%

Pharmaceuticals

Worldwide Pharmaceuticals net revenue increased 9% for the 2006 first quarter due primarily to higher sales of ENBREL (internationally), EFFEXOR, PROTONIX, the PREMARIN family of products and PREVNAR offset, in part, by lower sales of ZOTON which is currently experiencing generic competition in the United Kingdom and other European countries and will experience generic competition in the near future in other countries as patent protection expires in those countries. The increase in EFFEXOR net revenue reflects price increases and reduced rebates. Higher sales of PROTONIX reflect the impact of an inventory reduction in the wholesale channel in the 2005 first quarter, as well as a slight inventory build in the 2006 first quarter. The increase in sales of the PREMARIN family of products reflects the impact of wholesaler destocking in the 2005 first quarter. In addition, alliance revenue increased 30% to $254.1 million for the 2006 first quarter. Excluding the unfavorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 10% for the 2006 first quarter.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

Consumer Healthcare

Worldwide Consumer Healthcare net revenue decreased 10% for the 2006 first quarter. The decrease was primarily attributable to the absence of 2006 first quarter sales of SOLGAR products, which were divested in the 2005 third quarter. Additionally, lower sales of ROBITUSSIN, DIMETAPP and ADVIL COLD & SINUS were reported as a result of retailer actions and state and federal legislation related to pseudoephedrine (PSE)-containing products. These results included a reserve of $31.5 million recorded in the 2006 first quarter for anticipated returns in connection with the PSE-containing products. The impact of foreign exchange on Consumer Healthcare net revenue was immaterial for the 2006 first quarter.

Animal Health

Worldwide Animal Health net revenue increased 1% for the 2006 first quarter due primarily to higher sales of livestock and poultry products, partially offset by lower sales of equine products. Excluding the unfavorable impact of foreign exchange, worldwide Animal Health net revenue increased 2% for the 2006 first quarter.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

The following tables set forth the significant worldwide Pharmaceuticals, Consumer Healthcare and Animal Health net revenue by product for the three months ended March 31, 2006 compared with the same period in the prior year:

Pharmaceuticals
	Three Months Ended March 31,
(In millions)	2006	2005
EFFEXOR	$944.6	$868.5
PROTONIX	481.6	409.4
PREVNAR	431.6	391.1
ENBREL(1)	335.4	237.0
Nutrition	288.5	254.5
PREMARIN family	265.6	210.9
ZOSYN/TAZOCIN	238.4	229.3
Oral Contraceptives	127.1	140.0
BENEFIX	89.7	88.9
RAPAMUNE	75.8	72.1
REFACTO	67.3	63.5
rhBMP-2	65.3	51.6
ZOTON	40.5	124.1
Alliance revenue(2)	254.1	196.0
Other	330.0	380.6

Total Pharmaceuticals	$4,035.5	$3,717.5

(1)	ENBREL net revenue includes sales of ENBREL outside of the United States and Canada where we have exclusive rights but does not include our share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen Inc. (Amgen), which we record as alliance revenue.

(2)	Alliance revenue is generated from sales of ENBREL (in the United States and Canada), ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

Consumer Healthcare
	Three Months Ended March 31,
(In millions)	2006	2005
CENTRUM	$157.6	$140.8
ADVIL(1)	142.5	128.1
CALTRATE	46.7	45.0
ROBITUSSIN	32.8	60.5
PREPARATION H	23.5	26.0
CHAPSTICK	21.8	26.6
ALAVERT	12.7	17.1
ADVIL COLD & SINUS(1)	10.6	27.5
DIMETAPP	6.2	20.2
SOLGAR(2)	—	27.3
Other	99.8	97.7

Total Consumer Healthcare	$554.2	$616.8

(1)	CHILDREN’S ADVIL net revenue for 2005 was reclassified from ADVIL COLD & SINUS to ADVIL in order to conform to the 2006 presentation.

(2)	The SOLGAR product line was divested in the 2005 third quarter.

Animal Health
	Three Months Ended March 31,
(In millions)	2006	2005
Livestock products	$105.6	$100.8
Companion animal products	71.9	71.3
Equine products	42.2	45.7
Poultry products	28.5	26.9

Total Animal Health	$248.2	$244.7

Sales Deductions

We deduct certain items from gross revenue, which primarily consist of provisions for product returns, cash discounts, chargebacks/rebates, customer allowances and consumer sales incentives. The provision for chargebacks/rebates relates primarily to U.S. sales of pharmaceutical products provided to wholesalers and managed care organizations under contractual agreements or to certain governmental agencies that administer benefit programs, such as Medicaid. While different programs and methods are utilized to determine the chargeback or rebate provided to the customer, we consider both to be a form

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

of price reduction. Chargebacks/rebates are the only deductions from gross revenue that we consider significant and approximated $553.7 million for the 2006 first quarter compared with $612.7 million for the 2005 first quarter.

Except for chargebacks/rebates, provisions for each of the other components of sales deductions, including product returns, are individually less than 2% of gross sales. The provisions charged against gross sales for product returns were $65.2 million for the 2006 first quarter compared with $56.9 million for the 2005 first quarter.

Operating Expenses

Stock-based compensation expense for the 2006 first quarter has been recorded in accordance with SFAS No. 123R, which the Company adopted as of January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. The 2006 first quarter included stock-based compensation expense for stock options, restricted stock and performance share awards. The 2005 first quarter included stock-based compensation expense for restricted stock and performance share awards only. Prior to the adoption of SFAS No. 123R, no expense was recorded for stock options. For the three months ended March 31, 2006 and 2005, stock-based compensation expense was recorded as follows:

	Three Months Ended March 31,
(In millions)	2006	2005
Cost of goods sold	$6.2	$—
Selling, general and administrative expenses	47.8	5.2
Research and development expenses	21.2	1.5

Total stock-based compensation expense	$75.2	$6.7

See Note 6 to the Consolidated Condensed Financial Statements for further discussion related to stock-based compensation.

Cost of goods sold, as a percentage of Net revenue, decreased to 27.6% for the 2006 first quarter compared with 29.5% for the 2005 first quarter. The decrease was due to lower inventory adjustments and lower cost of goods sold associated with ENBREL validation batches and Grange Castle pre-operating costs which occurred in 2005. For the 2006 first quarter, gross margin also increased due to an increase in alliance revenue, lower royalty cost attributable to the decline in sales of ZOTON in the U.K. and a more favorable product mix in Consumer Healthcare due to the absence of first quarter sales of lower margin SOLGAR products, which were divested in the 2005 third quarter. The increases in gross margin were partially offset by a $31.5 million reserve for anticipated returns

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

and a $6.0 million inventory adjustment for costs associated with shifting PSE-containing products to behind-the-pharmacy counter (required beginning September 2006 pursuant to newly-enacted federal legislation) as well as the 2006 first quarter charges associated with our productivity initiatives.

Selling, general and administrative expenses, as a percentage of Net revenue, decreased 1.4% for the 2006 first quarter compared with the 2005 first quarter. The 2006 first quarter decrease was due, in part, to lower selling expenses as a result of the productivity initiatives, lower marketing costs relating to Consumer Healthcare products, lower general expenses due to the sale of the SOLGAR business during the 2005 third quarter and lower insurance costs. These decreases were partially offset by the impact of expensing stock options and pre-and post-launch marketing costs for TYGACIL and LYBREL.

Research and development expenses increased 13% for the 2006 first quarter as compared with the 2005 first quarter. The 2006 first quarter increases were primarily due to higher salary-related expenses, including the impact of expensing stock options, and higher cost-sharing expenditures related to pharmaceutical collaborations.

Interest Expense and Other Income

Interest expense, net for the three months ended March 31, 2006 and 2005 consisted of the following:

	Three Months Ended March 31,
(In millions)	2006	2005
Interest expense	$134.2	$90.1
Interest income	(114.0)	(52.3)
Less: amount capitalized for capital projects	(14.7)	(7.8)

Total interest expense, net	$5.5	$30.0

Interest expense, net decreased 82% for the 2006 first quarter due primarily to higher interest income and higher capitalized interest offset by higher interest expense. Weighted average debt outstanding during the 2006 first quarter was $9,198.3 million compared with prior year levels of $7,912.8 million. The impact of higher weighted average debt outstanding on interest expense was offset, in part, by increased interest income earned on higher cash balances in 2006 versus 2005. The higher capitalized interest resulted from increased spending for long-term capital projects in process.

Other income, net decreased by approximately $120.0 million for the 2006 first quarter primarily as a result of lower gains from product divestitures. Pre-tax gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products were

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

approximately $17.6 million in the 2006 first quarter compared with $138.5 million in the 2005 first quarter. The 2006 divestitures included product rights to MINOCIN in the United States. The 2005 divestitures included product rights to SYNVISC and EPOCLER (in Brazil). The sales, profits and net assets of these divested products, individually or in the aggregate, were not material to either business segment or our consolidated financial position or results of operations.

Income (Loss) Before Income Taxes

The following table sets forth worldwide income (loss) before income taxes by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Income (Loss) Before Income Taxes
	Three Months Ended March 31,
(Dollars in millions) Segment	2006	2005	% Increase/ (Decrease)
Pharmaceuticals(1)	$1,390.2	$1,238.5	12%
Consumer Healthcare(1)	59.3	121.2	(51)%
Animal Health(1)	54.4	51.2	6%
Corporate(1)(2)	(43.3)	(37.4)	(16)%

Total(3)	$1,460.6	$1,373.5	6%

(1)	Stock-based compensation expense for the 2006 first quarter has been recorded in accordance with SFAS No. 123R, which the Company adopted as of January 1, 2006. Income (loss) before taxes for the 2006 first quarter included stock-based compensation expense of $75.2 for stock options, restricted stock and performance share awards. For the 2006 first quarter, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $55.6, Consumer Healthcare – $5.5, Animal Health – $2.3 and Corporate – $11.8. Income (loss) before taxes for the 2005 first quarter included stock-based compensation expense of $6.7 for restricted stock and performance share awards only. Prior to the adoption of SFAS No. 123R, no expense was recorded for stock options. For the 2005 first quarter, all stock-based compensation was recorded within Corporate.

(2)	Corporate for the 2006 first quarter included a net charge of $35.1 related to the Company’s productivity initiatives. The activities related to the Pharmaceuticals business. Excluding this charge, Corporate expenses for the 2006 first quarter decreased 78%.

(3)	Income before income taxes for the 2006 first quarter included gains from product divestitures of approximately $17.6 in the Pharmaceuticals segment primarily from the divestiture of product rights to MINOCIN in the U.S. Income before income taxes for the 2005 first quarter included gains from product divestitures of $122.8 in the Pharmaceuticals segment primarily from the divestiture of products right to SYNVISC. In addition, income before taxes for the 2005 first quarter included gains from product divestitures of $15.7 in the Consumer Healthcare segment primarily from the divestiture of EPOCLER in Brazil.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

Worldwide Pharmaceuticals income before income taxes increased 12% for the 2006 first quarter. The increase was due primarily to higher net revenue, higher gross margins earned on worldwide sales of Pharmaceuticals products, and lower selling and general expenses, as a percentage of net revenue, offset by higher research and development expenses and lower other income, net.

Worldwide Consumer Healthcare income before income taxes for the 2006 first quarter decreased 51% due primarily to lower net revenue, lower gross profit margins earned on worldwide sales of Consumer Healthcare products, higher selling and general expense, as a percentage of net revenue, higher research and development expenses and lower other income, net. The 2006 first quarter was impacted by the absence of net revenue from SOLGAR products, which were divested in the 2005 third quarter, as well as the impact of retailer actions and state and federal legislation in connection with pseudoephedrine (PSE)-containing products.

Worldwide Animal Health income before income taxes for the 2006 first quarter increased approximately 6% due primarily to higher gross profit margins earned on worldwide sales of Animal Health products and lower selling and general expenses, as a percentage of net revenue.

Corporate expenses, net for the 2006 first quarter were $43.3 million compared with $37.4 million for the 2005 first quarter. Corporate expenses, net for the 2006 first quarter were impacted by a charge of $35.1 million related to our productivity initiatives, as well as lower interest expense, net.

Income Taxes

The effective tax rates were 23.4% and 21.5% for the 2006 and 2005 first quarters, respectively. The increase in the 2006 first quarter tax rate reflects the impact of higher sales of certain Pharmaceuticals products (i.e., ENBREL, PREVNAR) that are manufactured in less favorable tax jurisdictions, compared to other products (i.e., PREMARIN), that are manufactured in more favorable tax jurisdictions. The 2006 first quarter rate does not assume the benefit of certain research and development tax credits since they have not yet been renewed for 2006.

Consolidated Net Income and Diluted Earnings Per Share Results

Net income and diluted earnings per share for the 2006 first quarter were $1,119.6 million and $0.82, respectively, compared with net income and diluted earnings per share of $1,078.2 million and $0.80, respectively, in the prior year, which represent increases of 4% and 3%, respectively.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

Our management uses various measures to manage and evaluate our performance and believes it is appropriate to specifically identify certain significant items included in net income and diluted earnings per share to assist investors with analyzing ongoing business performance and trends. In particular, our management believes that comparisons between first quarter 2006 and 2005 results of operations are impacted by the 2006 first quarter net charges of $35.1 million ($24.2 million after-tax or $0.02 per share-diluted) related to our productivity initiatives. The productivity initiatives charges, which include costs of closing certain manufacturing facilities and the elimination of certain positions, have been identified as significant items by our management as these charges are not considered to be indicative of continuing operating results.

In addition, effective January 1, 2006; we adopted Statement of Financial Accounting Standards (SFAS) No. 123R which requires the expensing of stock options. As a result, the 2006 first quarter results included stock option expense, which reduced diluted earnings per share by approximately $0.03. The 2005 first quarter results, which have not been restated to include the impact of stock options, would have included a charge of $81.7 million ($65.2 million after-tax or $0.05 per share-diluted) had we expensed stock options. Our management believes that including this expense as part of the 2005 first quarter provides a more meaningful comparison of our operations for these accounting periods.

Excluding the 2006 first quarter productivity initiative charges and assuming the expensing of stock options for the 2005 first quarter, the increases in net income and diluted earnings per share for the 2006 first quarter were due primarily to higher net revenue, lower costs of goods sold and selling, general and administrative expenses, both as a percentage of net revenue, and lower interest expense, net, offset, in part, by higher research and development spending and lower other income, net as well as the impact of a higher effective tax rate compared with the 2005 first quarter.

Gains from product divestitures constitute an integral part of our analysis of divisional performance and are important to understanding changes in our reported net income. Gains from product divestitures for the 2006 first quarter were $17.6 million ($11.5 million after-tax or $0.01 per share-diluted) compared with $138.5 million ($90.1 million after-tax or $0.07 per share-diluted) for the 2005 first quarter.

Liquidity, Financial Condition and Capital Resources

Cash flows provided by operating activities totaling $234.0 million during the 2006 first quarter were generated primarily by net earnings of $1,119.6 million, offset, in part, by payments of $465.1 million related to the diet drug litigation (see Note 7 to the consolidated condensed financial statements.) The cash flow impact of the change in working capital, which used $928.9 million of cash as of March 31, 2006, excluding the effects of foreign exchange, was offset, in part, by non-cash depreciation and amortization expense and stock-based compensation included in net earnings. The change in working capital primarily consisted of a decrease in accounts payable and

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

accrued expenses of $776.2 million relating to timing of payments, an increase in inventory of $73.1 million due to increased inventory levels to support higher sales and a decrease in accrued taxes of $69.6 million due to timing of payments. The change in working capital, which used $303.8 million of cash as of March 31, 2005, excluding the effects of foreign exchange, primarily consisted of a decrease in accounts payable and accrued expenses of $263.7 million relating to timing of payments and an increase in accounts receivable of $70.8 million relating to increased sales.

During the 2006 first quarter, we used $225.8 million of cash for investments in property, plant and equipment and $186.9 million of cash for purchases of marketable securities. In addition, we received investment proceeds through the sales and maturities of marketable securities of $52.2 million and the sales of assets totaling $23.0 million.

Our financing activities in the 2006 first quarter included dividend payments of $336.0 million and purchases of common stock for treasury of $142.9 million.

Included in Accrued Expenses is the current portion of the reserves for diet drug litigation in the amount of $4,438.0 million. Based on progress to date with various aspects of the diet drug litigation, a substantial portion of this balance is likely to be paid during the remainder of 2006.

At March 31, 2006, we had outstanding $9,108.8 million in total debt, which consisted of notes payable and other debt. Maturities of our obligations as of March 31, 2006 are set forth below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Total debt	$9,108.7	$12.6	$384.0	$1,542.0	$7,170.1

The following represents our credit ratings as of March 31, 2006:

	Moody’s	S&P	Fitch
Short-term debt	P-2	A-1	F-2

Long-term debt	Baa1	A	A-

Outlook	Developing	Stable	Negative

Last rating update	November 9, 2005	May 3, 2006	November 9, 2005

In light of the circumstances discussed in Note 7 to the consolidated condensed financial statements, including the unknown number of valid matrix claims and the unknown number and merits of valid downstream opt outs, it is not possible to predict our ultimate liability in connection with our diet drug legal proceedings. It is therefore not possible to predict whether, and if so when, such proceedings will have a material adverse effect on our financial condition, results of operations and/or cash flows and whether cash flows from operating activities and existing and prospective financing resources will be

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

adequate to fund our operations, pay all liabilities related to the diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on our outstanding obligations without the disposition of significant strategic core assets and/or reductions in certain cash outflows.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project” and other words of similar meaning. These forward-looking statements address various matters, including:

o	Our anticipated results of operations, financial condition and capital resources;
o	Benefits from our business activities and transactions, productivity initiatives and facilities management, such as enhanced efficiency, reduced expenses, avoided expenditures and reduction of supply constraints;
o	Our expectations, beliefs, plans and strategies, anticipated developments and other matters that are not historical facts, including plans to continue our productivity initiatives;
o	Anticipated developments relating to product supply and sales of our key products;
o	Sufficiency of facility capacity for growth;
o	Changes in our product mix;
o	Our ability to continue the shift of sales of PROTONIX from the Medicaid segment to the managed care segment;
o	Uses of borrowings under credit facilities and proceeds from debt issuances;
o	Timing and results of research and development activities, including those with collaborators;
o	Prospects for our product candidates;
o	Estimates and assumptions used in our critical accounting policies;
o	Costs related to product liability, patent protection, environmental matters, government investigations and other legal proceedings;
o	Projections regarding impact from, and estimates made for purposes of accruals for future liabilities with respect to, taxes, product liability claims (including the diet drug litigation), environmental cleanup and other potential future costs;
o	Various aspects of the diet drug litigation;
o	Calculations of projected benefit obligations under pension plans, expected contributions to pension plans and expected returns on pension plan assets;
o	Assumptions used in calculations of deferred tax assets;
o	Future charges related to implementing our productivity initiatives;
o	Anticipated amounts of future contractual obligations and other commitments, including future minimum rental payments under non-cancelable operating leases and estimated future pension and other postretirement benefit payments;
o	The financial statement impact of changes in generally accepted accounting principles;

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2006

o	Plans to vigorously defend various lawsuits;
o	Our and our collaborators’ ability to protect our intellectual property, including patents;
o	Minimum terms for patent protection with respect to various products;
o	Future impact of manufacturing documentation issues at certain European manufacturing sites;
o	Impact of legislation or regulation affecting product approval, pricing, reimbursement or patient access, both in the United States and internationally;
o	Impact of managed care or health care cost-containment;
o	Impact of competitive products, including generics; and
o	Impact of economic conditions, including interest rate and exchange rate fluctuation.

Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. These risks and uncertainties include risks associated with the inherent uncertainty of the timing and success of product research; development and commercialization (including with respect to our pipeline products); drug pricing and payment for our products by government and third party-payors; manufacturing; data generated on the safety and efficacy of our products; economic conditions including interest and currency exchange rate fluctuations; changes in generally accepted accounting principles; the impact of competitive or generic products; trade buying patterns; product liability, intellectual property and other types of litigation; the impact of legislation and regulatory compliance; intellectual property rights; strategic relationships with third parties; environmental liabilities; and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, including our Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. In particular, we refer you to Item 1A. RISK FACTORS of our 2005 Annual Report on Form 10-K for additional information regarding the risks and uncertainties discussed above as well as additional risks and uncertainties that may affect our actual results. The forward-looking statements in this report are qualified by these risk factors.

We caution investors not to place considerable reliance on the forward-looking statements contained in this report. Each statement speaks only as of the date of this report (or any earlier date indicated in the statement), and we undertake no obligation to update or revise any of these statements, whether as a result of new information, future developments or otherwise. From time to time, we also may provide oral or written forward-looking statements in other materials. You should consider this cautionary statement and the risk factors identified under Item 1A. RISK FACTORS of our 2005 Annual Report on Form 10-K when evaluating those statements as well. Our business is subject to substantial risks and uncertainties, including those identified in this report. Investors, potential investors and others should give careful consideration to these risks and uncertainties.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk disclosures appearing on page 64 of the Company’s 2005 Financial Report as incorporated by reference in our 2005 Annual Report on Form 10-K have not materially changed from December 31, 2005. At March 31, 2006, the fair values of our financial instruments were as follows:

(In millions) Description	Notional/ Contract Amount	Carrying Value	Fair Value
		Assets (Liabilities)
Forward contracts(1)	$1,670.2	$(0.1)	$(0.1)
Option contracts(1)	1,436.2	1.9	1.9
Interest rate swaps	5,300.0	(120.3)	(120.3)
Outstanding debt(2)	9,229.1	(9,108.8)	(9,408.2)

(1)	If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net payable on the forward and option contracts would collectively decrease or increase by approximately $117.3.

(2)	If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $733.3.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The fair value of forward contracts, currency option contracts and interest rate swaps reflects the present value of the contracts at March 31, 2006 and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of March 31, 2006.

Item 4.	Controls and Procedures

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the 2006 first quarter, there were no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II — Other Information

Item 1.	Legal Proceedings

The information set forth in Note 7 to the Company’s consolidated condensed financial statements, Contingencies and Commitments, in this report is incorporated herein by reference.

Item 1A.	Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Cautionary Note Regarding Forward Looking Statements in this report and in Item 1A. RISK FACTORS of the Company’s 2005 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company’s repurchases of shares of its common stock during the 2006 first quarter:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2006 through January 31, 2006	47,632	$44.94	—	15,000,000
February 1, 2006 through February 28, 2006	892,699	47.18	595,000	14,405,000
March 1, 2006 through March 31, 2006	2,014,546	49.25	2,000,000	12,405,000

Total	2,954,877	$48.56	2,595,000

(1)	On January 27, 2006, the Company’s Board of Directors approved a share repurchase program allowing for the repurchase of up to 15.0 million shares of the Company’s common stock (the 2006 Share Repurchase Program). As a result of the new program, the Company terminated a share repurchase program adopted July 28, 1994, under which approximately 4.5 million shares remained available for repurchase.

(2)	In addition to purchases under the 2006 Share Repurchase Program, this column reflects the following transactions during the 2006 first quarter: (i) the surrender to the Company of 11,699 shares of common stock to pay the exercise price in connection with the exercise of employee stock options; (ii) the deemed surrender to the Company of 13,636 shares of common stock to satisfy tax withholding obligations in connection with the distribution of shares held in trust for employees who deferred receipt of such shares; and (iii) the surrender to the Company of 334,542 shares of common stock to satisfy tax withholding obligations for employees in connection with the issuance of restricted stock and/or performance share awards.

Item 6.	Exhibits

Exhibit No.	Description

(10.1)	Amendment to Restricted Stock Trust Agreement under the 1993 Stock Incentive Plan.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wyeth

(Registrant)

By: /s/	Paul J. Jones

Paul J. Jones
Vice President and Controller (Duly Authorized Signatory and Chief Accounting Officer)

Date: May 9, 2006

Exhibit Index

Exhibit No.	Description

(10.1)	Amendment to Restricted Stock Trust Agreement under the 1993 Stock Incentive Plan.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-1