Form 10-Q
period 2006-06-30
WYETH
filed 2006-08-07
CIK 5187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      No   X

The number of shares of Wyeth’s Common Stock outstanding as of the close of business on July 31, 2006:

Class	Number of Shares Outstanding
Common Stock, $0.33-1/3 par value	1,345,657,715

WYETH

Items other than those listed above have been omitted because they are not applicable.

Part I — Financial Information

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of June 30, 2006 and December 31, 2005, the results of its operations for the three and six months ended June 30, 2006 and 2005, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2006 and 2005. It is suggested that these consolidated condensed financial statements and management’s discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company’s 2005 Financial Report, 2005 Annual Report on Form 10-K and information contained in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed since the filing of the 2005 Form 10-K.

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

WYETH

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$7,318,969	$7,615,891
Marketable securities	1,015,208	618,619
Accounts receivable less allowances	3,280,352	3,030,580
Inventories:
Finished goods	845,750	716,826
Work in progress	1,349,097	1,252,522
Materials and supplies	329,256	364,195

	2,524,103	2,333,543
Other current assets including deferred taxes	3,413,070	4,446,208

Total Current Assets	17,551,702	18,044,841
Property, plant and equipment	13,685,373	13,047,098
Less accumulated depreciation	3,970,230	3,693,745

	9,715,143	9,353,353
Goodwill	3,917,118	3,836,394
Other intangibles, net of accumulated amortization (June 30, 2006-$203,367 and December 31, 2005-$178,588)	388,363	279,720
Other assets including deferred taxes	4,402,846	4,326,818

Total Assets	$35,975,172	$35,841,126

LIABILITIES
Loans payable	$4,695	$13,159
Trade accounts payable	784,540	895,216
Dividends payable	336,265	—
Accrued expenses	6,976,243	8,759,136
Accrued taxes	255,178	280,450

Total Current Liabilities	8,356,921	9,947,961
Long-term debt	9,078,916	9,231,479
Accrued postretirement benefit obligations other than pensions	1,131,703	1,104,256
Other noncurrent liabilities	3,652,561	3,563,061

Total Liabilities	22,220,101	23,846,757

Contingencies and commitments (Note 7)
STOCKHOLDERS’ EQUITY
$2.00 convertible preferred stock, par value $2.50 per share	35	37
Common stock, par value $0.33-1/3 per share	448,335	447,783
Additional paid-in capital	5,654,610	5,097,228
Retained earnings	7,430,732	6,514,046
Accumulated other comprehensive income (loss)	221,359	(64,725)

Total Stockholders’ Equity	13,755,071	11,994,369

Total Liabilities and Stockholders’ Equity	$35,975,172	$35,841,126

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$5,156,743	$4,713,835	$9,994,680	$9,292,833

Cost of goods sold	1,373,559	1,337,090	2,710,677	2,686,547
Selling, general and administrative expenses	1,652,397	1,527,912	3,116,993	2,980,593
Research and development expenses	750,673	625,704	1,435,343	1,233,661
Interest expense, net	2,491	17,152	8,004	47,151
Other income, net	(51,476)	(38,066)	(166,051)	(272,628)

Income before income taxes	1,429,099	1,244,043	2,889,714	2,617,509
Provision for income taxes	364,309	267,469	705,341	562,764

Net income	$1,064,790	$976,574	$2,184,373	$2,054,745

Basic earnings per share	$0.79	$0.73	$1.62	$1.54

Diluted earnings per share	$0.78	$0.72	$1.60	$1.52

Dividends paid per share of common stock	$0.25	$0.23	$0.50	$0.46

Dividends declared per share of common stock	$0.50	$0.46	$0.75	$0.69

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands Except Per Share Amounts)

(Unaudited)

Six Months Ended June 30, 2006:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2006	$37	$447,783	$5,097,228	$6,514,046	$(64,725)	$11,994,369
Net income				2,184,373		2,184,373
Currency translation adjustments					296,008	296,008
Unrealized losses on derivative contracts, net					(4,458)	(4,458)
Unrealized losses on marketable securities, net					(5,466)	(5,466)

Comprehensive income, net of tax						2,470,457

Cash dividends declared (1)				(1,008,728)		(1,008,728)
Common stock acquired for treasury		(1,922)	(17,213)	(258,959)		(278,094)
Common stock issued for stock options		1,822	192,722			194,544
Stock-based compensation expense			207,767			207,767
Issuance of restricted stock awards		646	85,604			86,250
Transfer of restricted stock award accruals to equity			63,171			63,171
Tax benefit from exercises of stock options			25,340			25,340
Other exchanges	(2)	6	(9)			(5)

Balance at June 30, 2006	$35	$448,335	$5,654,610	$7,430,732	$221,359	$13,755,071

Six Months Ended June 30, 2005:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2005	$40	$445,031	$4,817,024	$4,118,656	$467,152	$9,847,903
Net income				2,054,745		2,054,745
Currency translation adjustments					(421,991)	(421,991)
Unrealized gains on derivative contracts, net					35,770	35,770
Unrealized losses on marketable securities, net					(11,905)	(11,905)

Comprehensive income, net of tax						1,656,619

Cash dividends declared (2)				(923,636)		(923,636)
Common stock issued for stock options		1,735	132,132			133,867
Issuance of restricted stock awards		69	7,942			8,011
Tax benefit from exercises of stock options			29,700			29,700
Other exchanges	(2)	24	3,011	(1,446)		1,587

Balance at June 30, 2005	$38	$446,859	$4,989,809	$5,248,319	$69,026	$10,754,051

(1)	Included in cash dividends declared were the following dividends payable at June 30, 2006:
-	Common stock cash dividend of $0.25 per share ($336,251 in the aggregate) declared on June 22, 2006 and payable on September 1, 2006; and
-	Preferred stock cash dividends of $0.50 per share ($14 in the aggregate) declared on April 27, 2006 and paid on July 3, 2006 and declared on June 22, 2006 and payable on October 2, 2006.

(2)	Included in cash dividends declared were the following dividends payable at June 30, 2005:
-	Common stock cash dividend of $0.23 per share ($308,333 in the aggregate) declared on June 23, 2005 and paid on September 1, 2005; and
-	Preferred stock cash dividends of $0.50 per share ($15 in the aggregate) declared on April 21, 2005 and paid on July 1, 2005 and declared on June 23, 2005 and paid on October 3, 2005.

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating Activities
Net income	$2,184,373	$2,054,745
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales and dispositions of assets	(27,379)	(133,599)
Depreciation and amortization	378,371	327,799
Stock-based compensation	207,767	40,015
Change in deferred income taxes	456,926	186,676
Diet drug litigation payments	(1,278,530)	(591,144)
Seventh Amendment security fund (deposit)/refund	400,000	(1,250,000)
Changes in working capital, net	(939,026)	(330,628)
Other items, net	(17,639)	83,425

Net cash provided by operating activities	1,364,863	387,289

Investing Activities
Purchases of property, plant and equipment	(514,556)	(434,169)
Proceeds from sales of assets	39,627	177,708
Purchase of additional equity interest in joint venture	(102,187)	(92,725)
Proceeds from sales and maturities of marketable securities	291,691	1,119,360
Purchases of marketable securities	(694,688)	(379,354)

Net cash provided by (used for) investing activities	(980,113)	390,820

Financing Activities
Repayments of debt	(8,400)	(328,187)
Other borrowing transactions, net	66,859	87,375
Dividends paid	(672,463)	(615,288)
Purchases of common stock for treasury	(278,094)	—
Exercises of stock options	205,415	133,867

Net cash used for financing activities	(686,683)	(722,233)

Effect of exchange rate changes on cash and cash equivalents	5,011	(20,568)

Increase (decrease) in cash and cash equivalents	(296,922)	35,308
Cash and cash equivalents, beginning of period	7,615,891	4,743,570

Cash and cash equivalents, end of period	$7,318,969	$4,778,878

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Significant Accounting Policies

The following policies are required interim updates to those disclosed in Note 1 of the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2006:

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

Goodwill and Other Intangibles: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the changes in the carrying amount of goodwill by reportable segment for the six months ended June 30, 2006 were as follows:

(In thousands)	Pharmaceuticals	Consumer Healthcare	Animal Health	Total
Balance at December 31, 2005	$2,720,302	$582,533	$533,559	$3,836,394
Additions	57,084	—	—	57,084
Currency translation adjustments	22,482	751	407	23,640

Balance at June 30, 2006	$2,799,868	$583,284	$533,966	$3,917,118

In April 2006, the Company increased its ownership in a joint venture in Japan with Takeda Pharmaceutical Company, Limited from 70% to 80%, which resulted in additions to Goodwill of $57.1 million and Other intangibles, net of accumulated amortization of $34.1 million.

During the 2006 second quarter, the Company acquired certain licenses related to a product currently marketed by the Company. The cost of $92.6 million has been recorded within Other intangibles, net of accumulated amortization and will be amortized over the life of the license agreement.

Recently Issued Accounting Standards: In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is assessing the potential impact the adoption of this Interpretation may have on its financial position or results of operations.

Note 2.	Earnings per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2006	2005	2006	2005
Numerator:
Net income less preferred dividends	$1,064,776	$976,559	$2,184,352	$2,054,722
Denominator:
Weighted average common shares outstanding	1,345,377	1,339,101	1,344,955	1,337,514

Basic earnings per share	$0.79	$0.73	$1.62	$1.54

Numerator:
Net income	$1,064,790	$976,574	$2,184,373	$2,054,745
Interest expense on contingently convertible debt	6,981	4,413	13,741	8,477

Net income, as adjusted	$1,071,771	$980,987	$2,198,114	$2,063,222

Denominator:
Weighted average common shares outstanding	1,345,377	1,339,101	1,344,955	1,337,514
Common stock equivalents of outstanding stock options, deferred contingent common stock awards, restricted stock awards and convertible preferred stock(1)	9,381	5,839	10,265	5,091
Common stock equivalents of assumed conversion of contingently convertible debt	16,890	16,890	16,890	16,890

Total shares(1)	1,371,648	1,361,830	1,372,110	1,359,495

Diluted earnings per share(1)	$0.78	$0.72	$1.60	$1.52

(1)	At June 30, 2006 and 2005, approximately 89,450 and 100,002 of common shares, respectively, related to options outstanding under the Company’s Stock Incentive Plans were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3.	Marketable Securities

The Company has marketable debt and equity securities, which are classified as either available-for-sale or held-to-maturity, depending on management’s investment intentions at the time of purchase relating to these securities.

The cost, gross unrealized gains (losses) and fair value of available-for-sale and held-to-maturity securities by major security type at June 30, 2006 and December 31, 2005 were as follows:

(In thousands) At June 30, 2006	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities	$9,722	$—	$(163)	$9,559
Commercial paper	2,799	—	(2)	2,797
Certificates of deposit	63,595	—	(3)	63,592
Corporate debt securities	118,231	125	(124)	118,232
Mortgage-backed securities	5,152	11	—	5,163
Equity securities	10,223	9,745	(286)	19,682
Institutional fixed income fund	356,252	9,831	(8,769)	357,314

Total available-for-sale	565,974	19,712	(9,347)	576,339

Held-to-maturity:
Commercial paper	438,869	—	—	438,869

Total marketable securities	$1,004,843	$19,712	$(9,347)	$1,015,208

(In thousands) At December 31, 2005	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities	$19,796	$—	$(265)	$19,531
Corporate debt securities	163,762	162	(282)	163,642
Mortgage-backed securities	7,136	13	—	7,149
Equity securities	50,921	12,578	(293)	63,206
Institutional fixed income fund	349,251	9,831	(4,920)	354,162

Total available-for-sale	590,866	22,584	(5,760)	607,690

Held-to-maturity:
Commercial paper	9,933	—	—	9,933
Certificates of deposit	996	—	—	996

Total held-to-maturity	10,929	—	—	10,929

Total marketable securities	$601,795	$22,584	$(5,760)	$618,619

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The contractual maturities of debt securities classified as available-for-sale at June 30, 2006 were as follows:

(In thousands)	Cost	Fair Value
Available-for-sale:
Due within one year	$149,827	$149,569
Due after one year through five years	42,345	42,422
Due after five years through 10 years	—	—
Due after 10 years	7,327	7,352

	$199,499	$199,343

All held-to-maturity debt securities are due within one year and had aggregate fair values of $438.9 million at June 30, 2006.

Note 4.	Pensions and Other Postretirement Benefits

Net periodic benefit cost for the Company’s defined benefit plans for the three and six months ended June 30, 2006 and 2005 (principally for the U.S.) was as follows:

	Pensions
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Components of Net Periodic Benefit Cost	2006	2005	2006	2005
Service cost	$47,953	$41,603	$96,499	$83,572
Interest cost	71,263	67,594	140,570	133,853
Expected return on plan assets	(92,294)	(86,084)	(179,694)	(168,815)
Amortization of prior service cost	2,283	2,151	4,538	4,297
Amortization of transition obligation	115	279	227	566
Recognized net actuarial loss	32,285	28,031	64,967	53,919

Net periodic benefit cost	$61,605	$53,574	$127,107	$107,392

	Other Postretirement Benefits
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Components of Net Periodic Benefit Cost	2006	2005	2006	2005
Service cost	$11,199	$12,250	$24,534	$24,505
Interest cost	22,499	25,739	47,532	51,487
Amortization of prior service cost	(9,938)	(5,232)	(19,498)	(10,463)
Recognized net actuarial loss	11,902	12,033	26,341	24,070

Net periodic benefit cost	$35,662	$44,790	$78,909	$89,599

Net periodic benefit cost for pensions was higher in the 2006 second quarter and first half as compared with 2005 due primarily to higher service and interest cost (resulting from a decrease in the discount rate), changes in assumptions used to estimate expected lump

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

sum distributions and a change in the incidence of disability, offset by a higher expected return on plan assets due to an increase in the Company’s plan assets as a result of contributions made.

For other postretirement benefit plans, the net periodic benefit cost was lower in the 2006 second quarter and first half as compared with 2005 due primarily to plan amendments related to the establishment of retiree medical contribution requirements effective January 1, 2007.

As of June 30, 2006, contributions of $21.1 million were made to the Company’s defined benefit pension plans and payments of $52.0 million were made for other postretirement benefits. The Company expects to contribute approximately $170.0 million to its defined benefit pension plans and make payments of approximately $100.0 million for its other postretirement benefits in 2006.

Note 5.	Productivity Initiatives

The Company continues with its long-term global productivity initiatives, which were launched in 2005, to adapt to the changing pharmaceutical industry environment. The guiding principles of these initiatives include innovation, cost savings, process excellence and accountability, with an emphasis on improving productivity.

In the 2006 second quarter, the Company recorded charges of $39.5 million ($27.3 million after-tax or $0.02 per share-diluted) related to the productivity initiatives. These charges included severance and other related personnel costs of $10.5 million, accelerated depreciation for certain facilities expected to be closed of $20.6 million, and period costs related to the implementation of the initiatives of $8.4 million. In the 2006 first half, the Company recorded charges of $74.6 million ($51.5 million after-tax or $0.04 per share-diluted) related to the productivity initiatives. These charges included severance and other related personnel costs of $18.9 million, accelerated depreciation for certain facilities expected to be closed of $38.1 million, and period costs related to the implementation of the initiatives of $17.6 million.

The Company recorded the charges, including personnel and other costs, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, SFAS No. 112, Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43 and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The activities related to the Pharmaceuticals and Consumer Healthcare businesses and the charges were recorded to recognize the costs of closing certain manufacturing facilities and the elimination of certain positions at the Company’s facilities. Charges of $26.5 million were recorded within Cost of Goods Sold, $7.9 million within Selling, General and Administrative Expenses and $5.1 million within Research and Development

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Expenses for the 2006 second quarter. Charges of $55.2 million were recorded within Cost of Goods Sold, $11.1 million within Selling, General and Administrative Expenses and $8.3 million within Research and Development Expenses for the 2006 first half.

The activity related to the productivity initiatives was as follows:

		Changes in Reserve Balance
(In thousands) Productivity Initiatives	Total Charges to Date	Reserve at December 31, 2005	Total Charges Six Months	Net Payments/ Non-cash Charges	Reserve at June 30, 2006
Personnel costs	$193,600	$146,100	$18,900	$(45,600)	$119,400
Accelerated depreciation	81,000	—	38,100	(38,100)	—
Other closure/exit costs	30,800	700	17,600	(15,700)	2,600
Asset sales	(40,200)	—	—	—	—

	$265,200	$146,800	$74,600	$(99,400)	$122,000

At June 30, 2006, the reserve balance for personnel costs related primarily to committed employee severance obligations, which, in accordance with the specific productivity initiatives, are expected to be paid over the next 36 months.

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

The Company has several Stock Incentive Plans, which provide for the granting of stock options, restricted stock and performance share awards. Stock options are granted with an exercise price equal to the market value of the Company’s common stock on the date

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

the option is granted. Stock options vest ratably over a three-year period and have a contractual term of 10 years. Restricted stock awards consist of time-vested restricted stock units and are generally converted to shares of the Company’s common stock on the third anniversary of the date of the award. Performance share awards consist of performance-based restricted stock units and are converted to shares (up to 200% of the award) based on the achievement of certain earnings performance criteria related to a future performance year and/or on the achievement of certain multi-year market-based performance criteria. Under the Stock Incentive Plans, awards may be granted with respect to a maximum of 175,000,000 shares, of which up to 22,000,000 shares may be used for restricted stock issuances. At June 30, 2006, there were 28,441,190 shares available for future grants under the Stock Incentive Plans, of which up to 4,638,787 shares were available for restricted stock awards.

The Company selected the modified prospective method as prescribed under SFAS No. 123R, which requires companies (1) to record compensation expense for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and (2) to record compensation expense for any awards issued, modified or settled after the effective date of the statement. As a result of the adoption of SFAS No. 123R, the Company began expensing stock options in the 2006 first quarter. The Company’s income before income taxes and net income for the three months ended June 30, 2006 were $76.9 million and $55.1 million ($0.04 per share-diluted) lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. The Company’s income before income taxes and net income for the six months ended June 30, 2006 were $134.9 million and $96.5 million ($0.07 per share-diluted) lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Prior to the adoption of SFAS No. 123R, no expense was recorded for stock options. The 2006 second quarter included stock-based compensation expense for stock options, restricted stock and performance share awards and was recorded as follows: $9.2 million in Cost of Goods Sold, $83.9 million in Selling, General and Administrative Expenses and $39.5 million in Research and Development Expenses, as well as a related tax benefit of $37.8 million. The 2006 first half included stock-based compensation expense for stock options, restricted stock and performance share awards and was recorded as follows: $15.4 million in Cost of Goods Sold, $131.7 million in Selling, General and Administrative Expenses and $60.7 million in Research and Development Expenses, as well as a related tax benefit of $59.3 million.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows (reflected in accrued taxes). SFAS No. 123R requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the options exercised) from the date of adoption of SFAS No. 123R to be classified as financing cash flows. Therefore, excess tax benefits for the six months ended June 30, 2006, have been classified as financing cash flows.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net income and earnings per share for the 2005 second quarter and first half if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, Amendment of SFAS No. 123, to stock-based employee compensation:

(In thousands except per share amounts)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$976,574	$2,054,745
Add: Stock-based employee compensation expense included in reported net income, net of tax	22,213	26,690
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(75,968)	(145,647)

Adjusted net income	$922,819	$1,935,788

Earnings per share:
Basic - as reported	$0.73	$1.54

Basic - adjusted	$0.69	$1.45

Diluted - as reported	$0.72	$1.52

Diluted - adjusted	$0.68	$1.43

Based on recent accounting interpretations, pro forma stock-based compensation expense should include amounts related to the accelerated amortization of the fair value of options granted to retirement-eligible employees. Prior to January 1, 2006, the Company recognized pro forma stock-based compensation expense related to retirement-eligible employees over the award’s contractual vesting period. The impact of accelerated vesting on the pro forma stock-based compensation expense would have resulted in an expense reduction of $6.0 million, net of tax for the 2006 second quarter and an additional expense of $13.7 million, net of tax for the 2005 second quarter. The impact of accelerated vesting on the pro forma stock-based compensation expense would have resulted in an expense reduction of $13.5 million and $3.4 million, both net of tax for the 2006 and 2005 first half.

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

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock price and other factors. Effective January 1, 2006, the Company changed its method for determining expected volatility. For all new options granted after January 1, 2006, blended volatility rates, which incorporate both implied and historical volatility rates are utilized, rather than relying solely on historical volatility rates. Based on available guidance, we believe blended volatility rates that combine market-based measures of implied volatility with historical volatility rates are a more appropriate indicator of the Company’s expected volatility. The expected life of stock options is estimated based on historical data on exercises of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock options granted. For options granted subsequent to January 1, 2006, the Company has adjusted the assumption for the expected life of stock options from five years to six years as a result of continued assessment of historical experiences. The effect of the changes in these assumptions on income before income taxes, net income and diluted earnings per share for the three and six months ended June 30, 2006 was not material. The expected dividend yields are based on the approved annualized dividend rate in effect on the date of grant. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

The weighted-average fair value of the options granted in the 2006 first half was $12.92 per option as determined using the following assumptions:

Range of expected volatility	24.1% - 25.5%
Weighted-average expected volatility	24.3%
Expected life of options	6 years
Risk-free interest rate	4.43% - 5.20%
Expected dividend yield	2.1%

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

A summary of stock option activity during the six months ended June 30, 2006, is presented below:

Stock Options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2006	154,950,739	$49.13
Granted	12,060,855	48.16
Canceled/forfeited	(2,047,543)	49.92
Exercised	(5,465,007)	35.59

Outstanding at June 30, 2006	159,499,044	49.51	$276,095

Exercisable at June 30, 2006	126,885,451	$50.81	$232,333

The following table summarizes information regarding stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$31.34 to 39.99	14,163,803	4.3 years	$35.70	13,334,335	$35.58
40.00 to 49.99	68,385,401	8.2 years	42.85	36,601,276	41.31
50.00 to 59.99	42,968,703	3.9 years	55.17	42,968,703	55.17
60.00 to 65.32	33,981,137	4.5 years	61.51	33,981,137	61.51

	159,499,044			126,885,451

The total intrinsic value of options exercised during the six months ended June 30, 2006 was $71.4 million. As of June 30, 2006, the total remaining unrecognized compensation cost related to stock options was $296.3 million, which will be amortized over the respective remaining requisite service periods ranging from 1 month to 3 years.

A summary of time-vested restricted stock and performance-based restricted stock unit activity as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

Time-Vested and Performance-Based Restricted Stock Units	Number of Nonvested Units	Weighted Average Grant Date Fair Value
Nonvested units at January 1, 2006	6,311,545	$43.02
Granted	4,102,422	46.55
Vested	(1,855,215)	44.01
Forfeited	(90,935)	43.90

Nonvested units at June 30, 2006	8,467,817	$44.44

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2006, the total remaining unrecognized compensation cost related to time-vested restricted stock and performance-based restricted stock awards amounted to $128.2 million and $104.0 million respectively, which will be amortized over the respective remaining requisite service periods ranging from 4 months to 3.4 years.

Note 7.	Contingencies and Commitments

The Company is involved in various legal proceedings, including product liability, patent, commercial, environmental and antitrust matters, of a nature considered normal to its business, the most important of which are described below and/or have been described in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K, Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and Current Reports on Form 8-K in 2006. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Additionally, the Company records insurance receivable amounts from third-party insurers when recovery is probable.

In the opinion of the Company, although the outcome of any legal proceedings cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings (other than the diet drug litigation discussed immediately below and in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006) is unlikely to have a material adverse effect on the Company’s financial position but could be material to the results of operations or cash flows in one or more reporting periods.

Product Liability Litigation

Diet Drug Litigation

Overview

The Company has been named as a defendant in numerous legal actions relating to the diet drugs PONDIMIN (which in combination with phentermine, a product that was not manufactured, distributed or sold by the Company, was commonly referred to as “fen-phen”) or REDUX, which the Company estimated were used in the United States, prior to their 1997 voluntary market withdrawal, by approximately 5.8 million people. These actions allege, among other things, that the use of REDUX and/or PONDIMIN, independently or in combination with phentermine, caused certain serious conditions, including valvular heart disease and primary pulmonary hypertension (PPH). The REDUX and PONDIMIN litigation is described in additional detail in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

On October 7, 1999, the Company announced a nationwide class action settlement (the settlement) to resolve litigation brought against the Company regarding the use of the diet drugs REDUX or PONDIMIN. The settlement covered all claims arising out of the use of REDUX or PONDIMIN, except for PPH claims, and was open to all REDUX or

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

The Seventh Amendment to the settlement agreement, which created a new claims processing structure, funding arrangement and payment schedule for claims for compensation based on Levels I and II of the five-level settlement matrix, became effective on May 16, 2006. As a result, only the claims of those class members who opted out of the Seventh Amendment will be processed under the terms of the original settlement agreement. Less than 5% of the eligible class members affected by the Seventh Amendment elected to opt out of the Seventh Amendment and to remain bound by the current settlement terms.

Total diet drug litigation payments were $813.4 million and $1,278.5 million for the 2006 second quarter and first half, respectively, of which $478.8 million and $561.8 million for the 2006 second quarter and first half, respectively, were made in connection with the nationwide settlement (including the Seventh Amendment). Payments under the national settlement may continue, if necessary, until 2018. The 2006 second quarter payments of $478.8 million included a $400.0 million payment that was made towards the Seventh Amendment and was paid from the Seventh Amendment security fund. As of June 30, 2006, $595.0 million of the Seventh Amendment security fund was included in Other current assets including deferred taxes and $255.0 million was included in Other assets including deferred taxes. The amounts in the security fund are owned by the Company and will earn interest income for the Company while residing in the security fund.

In 2004, the Company increased its reserves in connection with the REDUX and PONDIMIN diet drug matters by $4,500.0 million, bringing the total of the charges taken to date to $21,100.0 million. The $4,434.0 million reserve balance at June 30, 2006 represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement (as amended by the Seventh Amendment), initial opt outs, PPH claims, downstream opt out cases and the Company’s legal fees related to the diet drug litigation. The current reserve takes into account, inter alia, the Company’s settlements with plaintiffs’ attorneys representing a number of individuals who have opted out of the nationwide settlement, the results of downstream opt out cases that have been litigated to date and its projected expenses in connection with the diet drug litigation. However, due to the number and amount of any future verdicts that may be returned in the diet drug litigation, and the inherent uncertainty surrounding any

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

litigation, it is possible that additional reserves may be required in the future and the amount of such additional reserves may be significant.

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

Challenges to the Nationwide Settlement

Counsel representing approximately 8,600 class members had filed a motion with the United States District Court for the Eastern District of Pennsylvania seeking a ruling that the nationwide settlement agreement is void due to inadequate representation of the class, mutual mistake, inadequate notice to the class and lack of subject matter jurisdiction as to some class members. The motion was denied by the District Court on March 8, 2006. Although certain of the class members affected by the denial noticed an appeal with the United States Court of Appeals for the Third Circuit, that appeal has been stayed pending the finalization of a settlement in principle with counsel for those class members.

Certain other class members had also filed a number of other motions and lawsuits attacking the binding effect of the settlement, which were denied or enjoined by the District Court; the District Court’s orders were subsequently affirmed by the United States Court of Appeals for the Third Circuit. A petition for certiorari was filed with the United States Supreme Court on February 28, 2006, seeking review of the Third Circuit’s decision. The petition was later conditionally dismissed pending the finalization of a settlement in principle with counsel for those class members.

Downstream Opt Out Cases

Approximately 63,000 individuals who had filed Intermediate or Back-End opt out forms subsequently filed lawsuits against the Company. As a result of settlement discussions to date, as of June 30, 2006, the Company had reached agreements, or agreements in principle, to settle the claims of over 95% of the Intermediate and Back End opt out claimants who filed lawsuits against the Company. As of June 30, 2006, approximately 27,000 of these claimants had received settlement payments following the dismissal of their cases.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

PPH Cases

As of July 24, 2006, the Company was a defendant in approximately 103 pending lawsuits (excluding those lawsuits that have been settled in principle in connection with the downstream opt out settlement process described above) in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. In approximately two additional lawsuits pleaded as valvular regurgitation cases, plaintiffs’ attorneys have now advised the Company that the plaintiffs will allege a claim of PPH. Almost all of these claimants must meet the definition of PPH set forth in the national settlement agreement in order to pursue their claims outside of the national settlement (payment of such claims, by settlement or judgment, would be made by the Company and not by the Trust). Approximately 45 of these cases appear to be eligible to pursue a PPH lawsuit under the terms of the national settlement. In approximately 18 of these cases, the Company has filed or expects to file motions under the terms of the national settlement to preclude plaintiffs from proceeding with their PPH claims. For the balance of these cases, the Company currently has insufficient medical information to assess whether or not the plaintiffs meet the definition of PPH under the national settlement. The Company is aware of approximately four additional claims, which are not currently the subject of a lawsuit but which appear to meet the settlement’s PPH definition. During the course of settlement discussions, certain plaintiffs’ attorneys have informed the Company that they represent additional individuals who claim to have PPH, but the Company is unable to evaluate whether any such additional purported cases of PPH would meet the national settlement agreement’s definition of PPH. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends to vigorously defend those PPH cases that cannot be resolved prior to trial.

HT Litigation

As of July 24, 2006, the Company is defending approximately 5,000 actions brought on behalf of approximately 8,300 women in various state and federal courts throughout the United States (including in particular the United States District Court for the Eastern District of Arkansas and the Pennsylvania Court of Common Pleas, Philadelphia County) for personal injuries, including claims for breast cancer, stroke, ovarian cancer and heart disease allegedly resulting from their use of PREMARIN or PREMPRO. The first of these personal injury cases is likely to proceed to trial in August 2006.

Patent Litigation

PROTONIX Litigation

As discussed in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K, the Company has received notifications from multiple generic companies that they have filed Abbreviated New Drug Applications (ANDA) seeking FDA approval to market generic pantoprazole sodium 20 mg and 40 mg delayed release tablets. Pantoprazole sodium is the active ingredient used in PROTONIX. On July 17, 2006, the Company received notification from KUDCO Ireland, Ltd. (Kudco), that Kudco has filed an ANDA seeking FDA approval to market generic pantoprazole

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

sodium 20 mg and 40 mg delayed release tablets. The allegations in Kudco’s notification concern both the pantoprazole compound and tablet formulation patents discussed in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K. The Company is analyzing the allegations made in Kudco’s notification.

EFFEXOR Litigation

On July 26, 2006, Alza Corporation filed suit in the United States District Court for the Eastern District of Texas against the Company and one of its subsidiaries alleging infringement of United States Patent No. 6,440,457 B1. Alza alleges that the manufacture, use, and sale of EFFEXOR XR by the Company in the United States willfully infringes the Alza patent. The Company believes that this patent is not relevant to EFFEXOR XR and is also invalid. The Company will vigorously defend this lawsuit.

ALTACE Litigation

As discussed in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K, Aventis Pharma Deutschland and King Pharmaceuticals, Inc. (King) filed a patent infringement suit against Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin), in the United States District Court for the Eastern District of Virginia, alleging that Lupin infringes the composition of matter patent for ramipril, which expires in October 2008, by filing an ANDA with the FDA seeking approval to also market generic 1.25 mg, 2.5 mg, 5 mg and 10 mg ramipril capsules. The plaintiffs sought declaratory and injunctive relief against infringement of this patent. The Company co-promotes ALTACE (ramipril) together with King. Lupin alleged that the ramipril patent is invalid and/or unenforceable. Trial began on June 6, 2006. Just prior to trial, the Court granted King’s motion for summary judgment of infringement under the doctrine of equivalents. At trial, the Court granted King’s motion for judgment as a matter of law concerning Lupin’s unenforceability defense. On July 17, 2006, following the conclusion of trial and post-trial briefing, the Court issued its opinion on the remaining issues in the case, finding for King and against Lupin, in holding that Lupin had failed to meet its burden of proof in arguing the patent was invalid. The Court’s decision is subject to potential appeal.

Commercial Litigation

Contract Litigation

ALTACE. With respect to the suit initiated by the Company against King Pharmaceuticals, Inc. (King) in the United States District Court for the Eastern District of New York and the Notice of Default from King described in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K, the Company and King entered into an Amended and Restated Co-promotion Agreement on July 5, 2006. The amended agreement amends and restates the Co-promotion Agreement dated June 22, 2000 and also forever releases and discharges all disputes between the parties prior to the execution of the amended agreement. The

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

amended agreement also obligated the Company and King to dismiss with prejudice the pending litigation between the parties. The order granting the dismissal was issued by the District Court on July 7, 2006.

Antitrust Matters

Miscellaneous. The Company has been named as a defendant, along with other pharmaceutical manufacturers, wholesalers, two individuals from wholesaler defendant McKesson, and a wholesaler trade association, in a civil action filed in federal district court in New York by RxUSA Wholesale, Inc. RxUSA Wholesale, Inc. v. Alcon Labs., et al., No. CV-06-3447, U.S.D.C., E.D.N.Y. Plaintiff RxUSA Wholesale alleges, in relevant part, that the pharmaceutical manufacturer defendants individually refused to supply plaintiff with their respective pharmaceutical products and also engaged in a group boycott of plaintiff in violation of federal antitrust laws and New York state law. The complaint seeks treble damages, declaratory and injunctive relief, as well as attorney’s fees.

Regulatory Proceedings

Consent Decree

As discussed in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K, the Company’s Wyeth Pharmaceuticals division, a related subsidiary, and an executive officer of the Company are subject to a consent decree entered into with the FDA in October 2000 following the seizure in June 2000 from the Company’s distribution centers in Tennessee and Puerto Rico of a small quantity of certain of the Company’s products then manufactured at the Company’s Marietta, Pennsylvania facility. The seizures were based on FDA allegations that certain of the Company’s biological products were not manufactured in accordance with current Good Manufacturing Practices at the Company’s Marietta and Pearl River, New York facilities. The consent decree, which has been approved by the United States District Court for the Eastern District of Tennessee, does not represent an admission by the Company or the executive officer of any violation of the federal Food, Drug, and Cosmetic Act or its regulations. As of September 1, 2005, the Company had ceased manufacturing operations at its Marietta facility, decommissioned such facility, and sold such facility to another company. The consent decree does not prohibit the continued manufacture of any products that the Company intends to manufacture at its Pearl River facility. However, with respect to approved biological products, the consent decree does require the review by independent consultants of a statistical sample of the manufacturing records for approved biological products prior to distribution of individual lots. In addition, as provided in the consent decree, an expert consultant has conducted a comprehensive inspection of the Marietta and Pearl River facilities and the Company has identified various actions to address the consultant’s observations. The Company has completed these actions as to both facilities and has obtained certification of such completion by the expert consultant. The compliance status of ongoing operations at the Pearl River facility is subject to review by the FDA under the consent decree and the Company expects the FDA to conduct an inspection of the facility in the near future.

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

	Net Revenue
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2006	2005	2006	2005
Pharmaceuticals(1)	$4,286,251	$3,869,022	$8,321,763	$7,586,491
Consumer Healthcare(1)	598,005	600,050	1,152,191	1,216,840
Animal Health(1)	272,487	244,763	520,726	489,502

Total	$5,156,743	$4,713,835	$9,994,680	$9,292,833

	Income (Loss) Before Income Taxes
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2006	2005	2006	2005
Pharmaceuticals(1)(3)	$1,385,762	$1,185,070	$2,775,976	$2,423,602
Consumer Healthcare(1)(3)	121,538	97,674	180,851	218,814
Animal Health(1)	62,166	61,593	116,569	112,782
Corporate(1)(2)	(140,367)	(100,294)	(183,682)	(137,689)

Total	$1,429,099	$1,244,043	$2,889,714	$2,617,509

(1)	Stock-based compensation expense for the 2006 second quarter and first half has been recorded in accordance with SFAS No. 123R, which the Company adopted as of January 1, 2006. Income before taxes for the 2006 second quarter and first half included stock-based compensation expense of $132,593 and $207,767, respectively, for stock options, restricted stock and performance share awards. For the 2006 second quarter, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $92,631, Consumer Healthcare – $8,922, Animal Health – $3,644 and Corporate – $27,396. For the 2006 first half, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $148,207, Consumer Healthcare – $14,413, Animal Health – $5,927 and Corporate – $39,220.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Income (loss) before taxes for the 2005 second quarter and first half included stock-based compensation expense of $33,334 and $40,016, respectively, for restricted stock and performance share awards only. Prior to the adoption of SFAS No. 123R, no expense was recorded for stock options. For the 2005 second quarter, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $21,368, Consumer Healthcare – $1,961, Animal Health – $801 and Corporate – $9,203. For the 2005 first half, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $21,368, Consumer Healthcare – 1,961, Animal Health – $801 and Corporate – $15,885.

(2)	Corporate income (loss) before taxes included a net charge of $39,500 and $74,600 for the 2006 second quarter and first half, respectively, related to the Company’s productivity initiatives. The initiatives for the 2006 second quarter related to the reportable segments as follows: Pharmaceuticals – $32,200 and Consumer Healthcare – $7,300. The initiatives for the 2006 first half related to the reportable segments as follows: Pharmaceuticals – $67,300 and Consumer Healthcare – $7,300.

(3)	Income before income taxes for the 2006 second quarter and first half included gains from product divestitures of approximately $16,200 and $33,000, respectively, in the Pharmaceuticals segment primarily from the divestiture of product rights to MINOCIN in the U.S. Income before income taxes for the 2005 second quarter and first half included gains from product divestitures of $4,700 and $127,400, respectively, in the Pharmaceuticals segment primarily from the divestiture of products rights to SYNVISC. In addition, income before taxes for the 2005 first half included gains from product divestitures of $15,700 in the Consumer Healthcare segment primarily from the divestiture of EPOCLER in Brazil.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the consolidated condensed financial statements and notes to consolidated condensed financial statements on pages 3 to 24 of this report. When reviewing the commentary below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A. RISK FACTORS in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business; we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” on pages 46 to 48 of this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

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

We also strive to innovate commercially and change the way we approach our business in response to the challenging global health care environment. During the 2006 second quarter, we continued with our long-term global productivity initiatives, which were launched in 2005, to adapt to the changing pharmaceutical environment. These initiatives, which we refer to as Project Springboard, are aimed at encouraging innovation, improving processes and increasing cost efficiencies. We are implementing a new operating model for our drug development efforts aimed at further increasing research and development productivity, as well as seeking to improve the efficiency of our global operational support functions. Our ultimate goal from Project Springboard is to move beyond specific initiatives and create a culture where we continually look for new ways to become more productive in everything we do as a company.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

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

	Pharmaceuticals	Consumer Healthcare	Animal Health
% of 2006 first half worldwide net revenue	83%	12%	5%

% of 2006 first half segment net revenue generated outside U.S.	45%	44%	51%

Principal business operations	Develops, manufactures, distributes and sells branded human ethical pharmaceuticals, biotechnology products, vaccines and nutrition products	Develops, manufactures, distributes and sells over-the-counter health care products	Develops, manufactures, distributes and sells biological and pharmaceutical products for animals

Principal product categories	Neuroscience therapies, cardiovascular products, nutrition products, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments, immunological products and women’s health care products	Analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and personal care items	Vaccines, pharmaceuticals, parasite control and growth implants

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

We also have a reportable Corporate segment primarily responsible for the treasury, tax and legal operations of our businesses. The Corporate segment maintains and/or incurs certain assets, liabilities, income, expense, gains and losses related to our overall management that are not allocated to the other reportable segments.

2006 First Half Financial Highlights

o	Worldwide net revenue increased 8% over the 2005 first half to $9,994.7 million;
o	Pharmaceuticals net revenue increased 10% over the 2005 first half, reflecting the strong performance of PREVNAR, ENBREL, EFFEXOR, Nutrition and rhBMP-2 as well as higher sales of PROTONIX and the PREMARIN family of products;
o	Consumer Healthcare net revenue results reflect the absence of SOLGAR products, which were divested in the 2005 third quarter and lower sales of ROBITUSSIN, DIMETAPP and ADVIL COLD & SINUS products, which were impacted by retailer actions and state and federal legislation related to pseudoephedrine-containing products. The 2006 first half results also included higher sales of ADVIL and CENTRUM; and
o	Animal Health net revenue increased 6% over the 2005 first half, reflecting higher sales of companion animal and livestock products, partially offset by lower sales of equine products.

Our Principal Products

Set forth below is a summary of the 2006 first half net revenue performance of our principal products:

(Dollars in millions)	2006 First Half Net Revenue	% Increase over 2005 First Half
EFFEXOR	$1,862.3	6%
PREVNAR	949.8	33%
PROTONIX	922.9	7%
ENBREL (outside of the U.S. and Canada)(1)	705.2	38%
Alliance revenue(2)	611.5	28%
Nutrition	588.3	13%
PREMARIN family	525.6	12%
ZOSYN/TAZOCIN	478.6	4%

(1)	ENBREL net revenue includes sales of ENBREL outside of the United States and Canada where we have exclusive rights, but does not include our share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen Inc. (Amgen), which we record as alliance revenue.

(2)	Alliance revenue is generated from sales of ENBREL (in the United States and Canada), ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson. See the discussion below regarding our amended and restated co-promotion agreement for ALTACE.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

o	EFFEXOR is our novel antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder. EFFEXOR remains our largest franchise and the world’s top antidepressant both in terms of dollar sales and unit volume.
o	PREVNAR is our vaccine for preventing invasive pneumococcal disease in infants and children. It is the first and only vaccine product ever to achieve $1,000.0 million in annual net revenue. Revenue growth for PREVNAR in the 2006 second quarter was largely driven by activities associated with its introduction in the National Immunization Program in the U.K. The addition of PREVNAR to the national immunization schedules in Greece, Norway, Switzerland, Belgium and the Netherlands was also recently announced. PREVNAR is the world’s best selling vaccine and is now available in 69 countries worldwide.
o	PROTONIX is our proton pump inhibitor (PPI) for gastroesophageal reflux disease. The PPI category is highly competitive, and we have continued to focus on our strategy of higher value prescriptions within the third-party managed care segment. PROTONIX continues to have the highest preferred access with health maintenance organizations (HMOs) among the branded PPIs and is the leader among branded PPIs on Medicare drug plan formularies.
o	ENBREL is our treatment for rheumatoid arthritis, psoriasis and other conditions. We have exclusive rights to ENBREL outside of the U.S. and Canada and we co-promote ENBREL with Amgen in the U.S. and Canada. ENBREL maintained its leading U.S. market position in rheumatology and dermatology. In the 2006 first quarter, programs were implemented to assist seniors in the enrollment for Medicare Part D plans. Additional initiatives were launched in the 2006 second quarter to assist patients with out-of-pocket co-pay costs. These additional initiatives are designed to assist both Medicare and non-Medicare ENBREL patients. During 2005, we launched ENBREL in Japan for the treatment of rheumatoid arthritis through our joint venture with Takeda Pharmaceutical Company Limited (Takeda).
o	Alliance revenue includes our share of profits from sales of ENBREL in the U.S. and Canada, where we co-promote the product with Amgen; our share of profits from sales of ALTACE, which is co-promoted with King Pharmaceuticals, Inc. (King); and certain revenue earned related to sirolimus, the active ingredient in RAPAMUNE, which coats the CYPHER coronary stent marketed by Johnson & Johnson. In July 2006, King and Wyeth announced that the companies had entered into an Amended and Restated Co-Promotion Agreement regarding ALTACE. Effective January 1, 2007, King will assume full responsibility for the selling and marketing of ALTACE. For the remainder of 2006, the Wyeth sales force will continue to promote the product with King. Wyeth will receive a fee thereafter through 2010 generally based on a percentage of ALTACE net sales and subject to annual payment limits.
o	Nutrition includes our infant formula and toddler products NURSOY, PROGRESS, PROMIL and

S-26.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

o	Our PREMARIN family of products remains the standard therapy to help women address serious menopausal symptoms.
o	ZOSYN (TAZOCIN internationally), our broad-spectrum I.V. antibiotic, is the only currently marketed I.V. antibiotic proven to help minimize the emergence of bacterial resistance. We launched our new, advanced formulation of ZOSYN/TAZOCIN in the U.S. in the first quarter. Launches in other major markets are expected during 2006. While demand for ZOSYN remains strong, results in the 2006 first half were limited by our recovery from manufacturing supply limitations, particularly with one packaging presentation, that began in the 2005 fourth quarter. We are working to improve supply of the other packaging formats and continue to anticipate stronger growth for the ZOSYN franchise in the second half of the year.

For a full description of our principal products, the preceding summary should be read in conjunction with our principal product summary in the overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Financial Report as incorporated in our 2005 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Our Product Pipeline

In April 2006, we received marketing approval in the European Union for TYGACIL, our innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections, which we launched in the U.S. in July 2005.

Our 2005 New Drug Application (NDA) filings with the FDA for DVS-233 (desvenlafaxine succinate), a serotonin norepinephrine reuptake inhibitor (SNRI), for the treatment of major depressive disorder, and LYBREL (levonorgestrel/ethinyl estradiol), a new oral contraceptive with a unique continuous dosing regimen, remain under regulatory review. With respect to DVS-233 for the treatment of major depressive disorder, we expect the FDA to hold an advisory committee meeting in September 2006. In addition, in order to further define the profile of DVS-233, we are conducting additional clinical trials in depression, including studies at lower dosage levels, and we plan to evaluate the results of these studies in early 2007. We plan to launch DVS-233 for major depressive disorder in 2007, with those lower dose data available, subject to the FDA’s approval of our NDA and a satisfactory pre-approval inspection at our Guayama, Puerto Rico manufacturing site.

In June 2006, we received an approvable letter for LYBREL from the FDA, and in response to the approvable letter, we plan to submit additional stability data regarding the LYBREL manufacturing method and additional analyses of submitted clinical data. The FDA also indicated that it plans to convene a public meeting of contraceptive experts this year to discuss the clinical aspects of LYBREL. The anticipated topics include a review of the U.S. Pearl Index, which is a calculation of the pregnancy rates among study participants, bleeding patterns, and the discontinuation rate among women in the study.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

We expect to launch LYBREL in 2007, subject to satisfactory resolution of items outlined in the approvable letter and a satisfactory pre-approval inspection at our Guayama, Puerto Rico manufacturing site.

During the 2006 second quarter, we filed NDAs for bazedoxifene for osteoporosis and DVS-233 for vasomotor symptoms. We anticipate three additional NDA filings for new products in the next nine months: bifeprunox for schizophrenia (in concert with our partner Solvay Pharmaceuticals); TORISEL (temsirolimus) for renal cell carcinoma; and methylnaltrexone (subcutaneous formulation) for the treatment of opioid-induced side effects in patients with advanced illness (in concert with our partner Progenics Pharmaceuticals, Inc. (Progenics)).

In July 2006, we also received Fast Track status from the FDA for the intravenous form of methylnaltrexone being investigated for the treatment of postoperative ileus, a serious impairment of gastrointestinal function that delays recovery and can prolong hospitalization. The FDA Fast Track designation facilitates development and expedites regulatory review of drugs that the FDA recognizes to potentially address an unmet medical need for serious or life-threatening conditions. An NDA submission is planned for the intravenous form of methylnaltrexone in late 2007 or early 2008.

Completing these major NDA filings and preparing for these new product launches over this relatively short time frame is one of the most ambitious product introduction objectives in our history and will present significant operational challenges.

We continue to actively pursue in-licensing opportunities and strategic collaborations to supplement our internal research and development efforts, such as the collaborations we entered into in 2005 with Progenics and with Trubion Pharmaceuticals, Inc. We face heavy competition from our peers in securing these relationships but believe that the excellence of our research and development and commercial organizations and the breadth of our expertise across traditional pharmaceuticals, biopharmaceuticals and vaccines position us well. We intend to continue to aggressively pursue these kinds of opportunities in the second half of 2006.

Our Diet Drug Litigation

We continue to address the challenges of our diet drug litigation. As discussed in Note 7 to our consolidated condensed financial statements contained in this report, the Seventh Amendment to the Nationwide Settlement (the Settlement) became effective on May 16, 2006. The Seventh Amendment creates a new claims processing structure, funding arrangement and payment schedule for the least serious but most numerous claims in the Settlement. The amendment ensures that these claims are processed on a streamlined basis while preserving funds in the existing Settlement trust for more serious claims.

In January 2005, we announced that we were in discussions with plaintiffs’ attorneys representing a number of individuals who opted out of the National Diet Drug Settlement regarding a proposed process for settling downstream opt out cases (as well as the

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

primary pulmonary hypertension (PPH) and initial opt out cases handled by plaintiffs’ counsel participating in the process). As a result of the discussions to date, as of June 30, 2006, we had reached agreements, or agreements in principle, to settle the claims of over 95% of the approximately 63,000 Intermediate and Back End opt out claimants who have filed lawsuits against us. As of June 30, 2006, approximately 27,000 of these claimants had received settlement payments following the dismissal of their cases. We will continue to vigorously defend those cases that are not settled.

Change in Accounting for Share-Based Payments

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (Statement 123R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. The 2006 second quarter and first half results included stock option expense, which reduced diluted earnings per share by approximately $0.04 and $0.07, respectively. The 2005 second quarter and first half results, which have not been restated to include the impact of expensing stock options, would have been lower by approximately $0.04 and $0.09 per share, respectively, had we expensed stock options. See Note 6 to the Consolidated Condensed Financial Statements for further discussion related to stock-based compensation. The impact of expensing stock options for 2006 is projected to be approximately $0.12 to $0.15 per share-diluted. The actual amount of compensation expense to be recorded is highly dependent on the number of options granted and fluctuations in our stock price.

Our Challenging Business Environment

Generally, we face the same difficult challenges that all research-based pharmaceutical companies are confronting. Pressure from government agencies, insurers, employers and consumers to lower prices through leveraged purchasing plans, use of formularies, importation, reduced reimbursement for prescription drugs and other means poses significant challenges for us. Generic products, which Wyeth no longer markets, are growing as a percentage of total prescriptions. Insurers and employers are increasingly demanding that patients start with a generic product before switching to a branded product if necessary, and our products increasingly compete with generic products. Regulatory burdens and safety concerns are increasing both the cost and time it takes to bring new drugs to market. Post-marketing regulatory and media scrutiny of product safety also are increasing.

On May 9, 2006, we received a Warning Letter from the FDA that raised several specific concerns about manufacturing at our Guayama, Puerto Rico facility. We submitted a timely response to FDA, and we intend to work cooperatively with the agency to address the issues raised in the Warning Letter as quickly and effectively as possible. There are no patient safety concerns associated with the issues raised in the Warning Letter. In response to the Warning Letter, we have taken a number of steps to reinforce compliance at the Guayama site, including expanding the senior leadership presence in Puerto Rico and engaging an independent expert consultant to supplement our oversight of good

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

manufacturing practices. While it is too early to predict with any assurance how long it will take to resolve these issues, we believe that we are moving in the right direction and it is our goal to resolve these issues by the end of 2006, subject to the FDA’s satisfaction with our corrective actions.

Additionally, we are faced with the moderating rate of growth of some of our major products, principally EFFEXOR. The FDA has requested that all antidepressant manufacturers re-examine data regarding suicidality from clinical trials in adults using the same approach developed for evaluating pediatric data in 2004. The Company has responded to the FDA’s request. The FDA has announced that it will hold an advisory committee meeting on this topic.

In 2004, the United Kingdom Committee on the Safety of Medicines (CSM) completed a review of the safety and efficacy of the selective serotonin reuptake inhibitor (SSRI) class of antidepressants as well as our EFFEXOR family of products, which are SNRIs. As a result of this review, the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) implemented new class labeling for these antidepressants, including our EFFEXOR family of products, and imposed additional restrictions on the use of our EFFEXOR products in the United Kingdom because it concluded that these products carried additional risks. After a subsequent review, in the 2006 second quarter, we received new labeling, which removed a number of the product-specific labeling restrictions implemented in 2004 and which we believe more appropriately represents the product’s risk/benefit profile.

Late in 2005, we reached agreement with Teva Pharmaceutical Industries Ltd. (Teva) on a settlement of the U.S. patent litigation pertaining to Teva’s generic version of our EFFEXOR XR (extended release capsules) antidepressant. This agreement permits Teva to launch generic versions of EFFEXOR XR (extended release capsules) and EFFEXOR (immediate release tablets) in the U.S. pursuant to certain licenses effective beginning on July 1, 2010 and June 15, 2006, respectively, subject to earlier launch based on specified events. Teva also will be permitted to launch a generic version of EFFEXOR XR (extended release capsules) in Canada pursuant to a license effective beginning on December 1, 2006, subject to earlier launch based on specified events. In connection with these licenses, Teva will pay us specified percentages of gross profit from sales of each of the Teva generic versions. We expect Teva’s launch of generic versions of EFFEXOR (immediate release tablets) in the U.S. and EFFEXOR XR (extended release capsules) in Canada to decrease our sales of these products significantly in the relevant market. It is also possible that Teva’s introduction of a generic version of EFFEXOR (immediate release tablets) in the U.S. could adversely impact our U.S. sales of EFFEXOR XR (extended release capsules), although we anticipate that any impact will be modest given the significant differences in product profiles.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

Our Productivity Initiatives

We are continuing with our long-term global productivity initiatives, collectively called “Project Springboard,” which were launched in 2005 to adapt to the changing pharmaceutical industry environment. The guiding principles of these initiatives include innovation, cost savings, process excellence and accountability, with an emphasis on improving productivity. We are reviewing our production network to achieve optimal efficiencies and to reduce production costs for our global core products. As a result of these and other related initiatives, we recorded pre-tax charges of $39.5 million and $74.6 million in the 2006 second quarter and first half, respectively. As of June 30, 2006, total net pre-tax charges of $265.2 million have been recorded in connection with the productivity initiatives since their inception. Additional costs associated with these initiatives are expected to continue for several years as further strategic decisions are made; costs are projected to total approximately $750.0 million to $1,000.0 million, on a pre-tax basis. Throughout 2006 and in future years, we will continue with our long-term productivity initiatives with the objective of making Wyeth more efficient and more effective so that we may continue to thrive in this increasingly challenging industry environment.

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

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

Results of Operations

Net Revenue

Worldwide net revenue increased 9% for the 2006 second quarter and 8% for the 2006 first half compared with prior year levels and was due to increases in the Pharmaceuticals and Animal Health segments. The 2006 first half results were partially offset by a decrease in worldwide Consumer Healthcare net revenue. There was no net foreign exchange impact on worldwide net revenue for the 2006 second quarter or first half.

The following table sets forth worldwide net revenue results by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Net Revenue
(Dollars in millions)	Three Months Ended June 30,
Segment	2006	2005	% Increase
Pharmaceuticals	$4,286.2	$3,869.0	11%
Consumer Healthcare	598.0	600.0	—
Animal Health	272.5	244.8	11%

Total	$5,156.7	$4,713.8	9%

	Net Revenue
(Dollars in millions)	Six Months Ended June 30,		% Increase/ (Decrease)
Segment	2006	2005
Pharmaceuticals	$8,321.8	$7,586.5	10%
Consumer Healthcare	1,152.2	1,216.8	(5)%
Animal Health	520.7	489.5	6%

Total	$9,994.7	$9,292.8	8%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

The following table sets forth the percentage changes in worldwide net revenue by reportable segment and geographic area from the comparable period in the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

	% Increase (Decrease) Three Months Ended June 30, 2006				% Increase (Decrease) Six Months Ended June 30, 2006
	Volume	Price	Foreign Exchange	Total Net Revenue	Volume	Price	Foreign Exchange	Total Net Revenue
Pharmaceuticals
United States	2%	7%	—	9%	3%	7%	—	10%
International	16%	(3)%	—	13%	12%	(2)%	(1)%	9%

Total	8%	3%	—	11%	7%	3%	—	10%

Consumer Healthcare
United States	4%	—	—	4%	(6)%	—	—	(6)%
International	(8)%	1%	1%	(6)%	(5)%	1%	—	(4)%

Total	(1)%	—	1%	—	(6)%	1%	—	(5)%

Animal Health
United States	11%	8%	—	19%	3%	6%	—	9%
International	1%	2%	1%	4%	2%	2%	—	4%

Total	6%	5%	—	11%	2%	4%	—	6%

Total
United States	3%	6%	—	9%	2%	6%	—	8%
International	12%	(2)%	—	10%	9%	(1)%	(1)%	7%

Total	7%	2%	—	9%	5%	3%	—	8%

Pharmaceuticals

Worldwide Pharmaceuticals net revenue increased 11% for the 2006 second quarter and 10% for the 2006 first half due primarily to higher sales of PREVNAR, ENBREL (internationally), EFFEXOR, Nutritionals and rhBMP-2 offset, in part, by lower sales of ZOTON which is currently experiencing generic competition in the United Kingdom and other European countries and will experience generic competition in the near future in other countries as patent protection expires in those countries. The increase in PREVNAR net revenue reflected higher sales volume due primarily to the introduction of PREVNAR into the National Immunization Program in the U.K. Increases in Pharmaceuticals net revenue were also attributed to higher sales of PROTONIX in the 2006 first half, despite a slight decline in total prescription volume. This reflects the continued focus of the PROTONIX business towards the higher margin managed care segment. Additionally, alliance revenue increased 27% to $357.4 million for the 2006 second quarter and increased 28% to $611.5 million for the 2006 first half primarily as a result of higher sales of ENBREL in North America and higher sales of ALTACE. There was no net foreign exchange impact on Pharmaceuticals net revenue for the 2006 second quarter or first half.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

Consumer Healthcare

Worldwide Consumer Healthcare net revenue was flat for the 2006 second quarter and decreased 5% for the 2006 first half. The 2006 second quarter results were attributable to the absence of 2006 sales of SOLGAR products, which were divested in the 2005 third quarter, and an increase in sales of ADVIL. The decrease in the 2006 first half was due primarily to the absence of 2006 sales of SOLGAR products, as well as lower sales of ROBITUSSIN, DIMETAPP and ADVIL COLD & SINUS due to the impact of retailer actions and state and federal legislation related to pseudoephedrine (PSE)-containing products, offset, in part, by an increase in sales of ADVIL and CENTRUM. These results included a provision of $31.5 million recorded in the 2006 first quarter for anticipated returns in connection with the PSE-containing products. During the 2006 second quarter this provision was reduced by $10.0 million based upon an analysis of actual returns in the quarter. Excluding the favorable impact of foreign exchange, worldwide Consumer Healthcare net revenue decreased 1% for the 2006 second quarter. There was no net foreign exchange impact on Consumer Healthcare net revenue for the 2006 first half.

Animal Health

Worldwide Animal Health net revenue increased 11% for the 2006 second quarter and 6% for the 2006 first half due primarily to higher sales of companion animal and livestock products, partially offset by lower sales of equine products. There was no net foreign exchange impact on Animal Health net revenue for the 2006 second quarter or first half.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

The following tables set forth the significant worldwide Pharmaceuticals, Consumer Healthcare and Animal Health net revenue by product for the three and six months ended June 30, 2006 compared with the same periods in the prior year:

Pharmaceuticals
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
EFFEXOR	$917.7	$888.7	$1,862.3	$1,757.2
PREVNAR	518.2	323.3	949.8	714.4
PROTONIX	441.3	453.9	922.9	863.3
ENBREL(1)	369.8	272.3	705.2	509.3
Nutrition	299.8	266.3	588.3	520.8
PREMARIN family	260.0	259.9	525.6	470.8
ZOSYN/TAZOCIN	240.2	230.6	478.6	459.9
Oral Contraceptives	117.1	135.8	244.2	275.8
BENEFIX	90.1	83.1	179.8	172.0
RAPAMUNE	86.0	71.2	161.8	143.3
rhBMP-2	91.1	58.0	156.4	109.6
REFACTO	80.2	69.0	147.5	132.5
ZOTON	38.7	98.0	79.2	222.1
TYGACIL	17.0	—	27.1	—
Alliance revenue(2)	357.4	281.0	611.5	477.0
Other	361.6	377.9	681.6	758.5

Total Pharmaceuticals	$4,286.2	$3,869.0	$8,321.8	$7,586.5

(1)	ENBREL net revenue includes sales of ENBREL outside of the United States and Canada where we have exclusive rights but does not include our share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen, which we record as alliance revenue.

(2)	Alliance revenue is generated from sales of ENBREL (in the United States and Canada), ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

Consumer Healthcare
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
CENTRUM	$146.5	$149.2	$304.1	$290.0
ADVIL(1)	154.9	132.9	297.4	261.0
CALTRATE	51.0	50.4	97.7	95.4
ROBITUSSIN	35.7	34.1	68.5	94.6
PREPARATION H	26.2	26.7	49.7	52.7
CHAPSTICK	18.3	19.0	40.1	45.6
ALAVERT	21.1	15.7	33.8	32.8
DIMETAPP	19.7	13.8	25.9	34.0
ADVIL COLD & SINUS(1)	15.2	14.0	25.8	41.5
SOLGAR(2)	—	25.2	—	52.5
Other	109.4	119.0	209.2	216.7

Total Consumer Healthcare	$598.0	$600.0	$1,152.2	$1,216.8

(1)	CHILDREN’S ADVIL net revenue for 2005 was reclassified from ADVIL COLD & SINUS to ADVIL in order to conform to the 2006 presentation.

(2)	The SOLGAR product line was divested in the 2005 third quarter.

Animal Health
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Livestock products	$107.3	$97.1	$212.9	$197.9
Companion animal products	94.8	73.8	166.7	145.1
Equine products	43.0	46.0	85.2	91.7
Poultry products	27.4	27.9	55.9	54.8

Total Animal Health	$272.5	$244.8	$520.7	$489.5

Sales Deductions

We deduct certain items from gross revenue, which primarily consist of provisions for product returns, cash discounts, chargebacks/rebates, customer allowances and consumer sales incentives. The provision for chargebacks/rebates relates primarily to U.S. sales of pharmaceutical products provided to wholesalers and managed care organizations under contractual agreements or to certain governmental agencies that administer benefit programs, such as Medicaid. While different programs and methods are utilized to determine the chargeback or rebate provided to the customer, we consider both to be a form of price reduction. Chargebacks/rebates are the only deductions from gross revenue that

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

we consider significant and approximated $504.4 million for the 2006 second quarter and $1,058.1 million for the 2006 first half compared with $603.0 million for the 2005 second quarter and $1,215.7 million for the 2005 first half.

Except for chargebacks/rebates, provisions for each of the other components of sales deductions, including product returns, are individually less than 2% of gross sales. The provisions charged against gross sales for product returns were $35.5 million and $100.7 million for the 2006 second quarter and first half, respectively, compared with $43.4 million and $100.3 million for the 2005 second quarter and first half.

Operating Expenses

Stock-based compensation expense for the 2006 second quarter and first half has been recorded in accordance with SFAS No. 123R, which the Company adopted as of January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. The 2006 second quarter and first half included stock-based compensation expense for stock options, restricted stock and performance share awards. The 2005 second quarter and first half included stock-based compensation expense for restricted stock and performance share awards only. Prior to the adoption of SFAS No. 123R, no expense was recorded for stock options. For the three and six months ended June 30, 2006 and 2005, stock-based compensation expense was recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Cost of goods sold	$9.2	$0.6	$15.4	$0.6
Selling, general and administrative expenses	83.9	25.1	131.7	30.3
Research and development expenses	39.5	7.6	60.7	9.1

Total stock-based compensation expense	$132.6	$33.3	$207.8	$40.0

See Note 6 to the Consolidated Condensed Financial Statements for further discussion related to stock-based compensation.

Cost of goods sold, as a percentage of Net revenue, decreased to 26.6% for the 2006 second quarter compared with 28.4% for the 2005 second quarter and decreased to 27.1% for the 2006 first half compared with 28.9% for the 2005 first half. For the 2006 second quarter, the decrease was due primarily to lower inventory adjustments and the impact of favorable manufacturing variances in the Pharmaceuticals segment offset, in part, by charges associated with the Company’s productivity initiatives. For the 2006 first half, the decrease was due to lower inventory adjustments, lower cost of goods sold associated

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

with ENBREL validation batches and Grange Castle pre-operating costs (which occurred in 2005) and lower royalty costs attributable to the decline in sales of ZOTON in the U.K. offset, in part, by charges associated with the Company’s productivity initiatives. The increase in gross margin was also due to higher alliance revenue, and a more favorable product mix in both the Pharmaceuticals and Consumer Healthcare segments due to higher sales of higher margin PREVNAR and EFFEXOR and the absence of 2006 first half sales of lower margin SOLGAR products, which were divested in the 2005 third quarter.

Selling, general and administrative expenses, as a percentage of Net revenue, decreased 0.4% for the 2006 second quarter and decreased 0.9% for the 2006 first half as compared with 2005. The decreases were due primarily to lower selling expenses in the Pharmaceuticals and Consumer Healthcare segments, lower general expenses resulting from the sale of the SOLGAR business during the 2005 third quarter and lower insurance costs. These decreases were partially offset by the impact of expensing stock options, pre-and post-launch marketing costs for TYGACIL and pre-launch marketing costs for LYBREL.

Research and development expenses increased 20% for the 2006 second quarter and increased 16% for the 2006 first half as compared with 2005. The increases were primarily due to higher compensation-related expenses, including the impact of expensing stock options, and higher cost-sharing expenditures related to pharmaceutical collaborations.

Interest Expense and Other Income

Interest expense, net for the three and six months ended June 30, 2006 and 2005 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2006	2005	2006	2005
Interest expense	$143.0	$91.4	$277.2	$181.5
Interest income	(123.3)	(64.5)	(237.3)	(116.8)
Less: amount capitalized for capital projects	(17.2)	(9.7)	(31.9)	(17.5)

Total interest expense, net	$2.5	$17.2	$8.0	$47.2

Interest expense, net decreased 85% for the 2006 second quarter and 83% for the 2006 first half due primarily to higher interest income and higher capitalized interest offset by higher interest expense. Weighted average debt outstanding during the 2006 second quarter and first half was $9,132.5 million and $9,169.0 million, respectively, compared with prior year levels of $7,799.1 million and $7,860.7 million, respectively. The impact of higher weighted average debt outstanding on interest expense was offset, in part, by

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

increased interest income earned on higher cash balances in 2006 versus 2005. The higher capitalized interest resulted from increased spending for long-term capital projects in process.

Other income, net increased by approximately $13.4 million for the 2006 second quarter primarily due to higher net gains resulting from product divestitures. The $106.6 million decrease for the 2006 first half was due primarily to lower net gains from product divestitures. Pre-tax gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products were approximately $16.7 million and $34.3 million for the 2006 second quarter and first half, respectively, compared with prior year levels of $4.5 million and $143.0 million, respectively. The 2006 divestitures included product rights to MINOCIN in the United States. The 2005 divestitures included product rights to SYNVISC and EPOCLER (in Brazil). The sales, profits and net assets of these divested products, individually or in the aggregate, were not material to either business segment or our consolidated financial position or results of operations.

Income (Loss) Before Income Taxes

The following table sets forth worldwide income (loss) before income taxes by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Income (Loss) Before Income Taxes
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions) Segment	2006	2005	% Increase/ (Decrease)	2006	2005	% Increase/ (Decrease)
Pharmaceuticals(1)(3)	$1,385.8	$1,185.0	17%	$2,776.0	$2,423.6	15%
Consumer Healthcare(1)(3)	121.5	97.7	24%	180.8	218.8	(17)%
Animal Health(1)	62.2	61.6	1%	116.6	112.8	3%
Corporate(1)(2)	(140.4)	(100.3)	(40)%	(183.7)	(137.7)	(33)%

Total	$1,429.1	$1,244.0	15%	$2,889.7	$2,617.5	10%

(1)	Stock-based compensation expense for the 2006 second quarter and first half has been recorded in accordance with SFAS No. 123R, which the Company adopted as of January 1, 2006. Income before taxes for the 2006 second quarter and first half included stock-based compensation expense of $132.6 and $207.8, respectively, for stock options, restricted stock and performance share awards. For the 2006 second quarter, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $92.6, Consumer Healthcare – $8.9, Animal Health – $3.6 and Corporate – $27.4. For the 2006 first half, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $148.2, Consumer Healthcare – $14.4, Animal Health – $5.9 and Corporate – $39.2.

Income (loss) before taxes for the 2005 second quarter and first half included stock-based compensation expense of $33.3 and $40.0, respectively, for restricted stock and performance share awards only. Prior

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

to the adoption of SFAS No. 123R, no expense was recorded for stock options. For the 2005 second quarter, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $21.4, Consumer Healthcare – $1.9, Animal Health – $0.8 and Corporate – $9.2. For the 2005 first half, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $21.4, Consumer Healthcare – $1.9, Animal Health – $0.8 and Corporate – $15.9.

(2)	Corporate included a net charge of $39.5 and $74.6 for the 2006 second quarter and first half related to the Company’s productivity initiatives. For the 2006 second quarter, the activities related to the reportable segments as follows: Pharmaceuticals – $32.2 and Consumer Healthcare – $7.3. For the 2006 first half, the activities related to the reportable segments as follows: Pharmaceuticals – $67.3 and Consumer Healthcare – $7.3. Excluding these charges, Corporate expenses increased approximately 1% for the 2006 second quarter and decreased 21% for the 2006 first half.

(3)	Income before income taxes for the 2006 second quarter and first half included gains from product divestitures of approximately $16.2 and $33.0, respectively, in the Pharmaceuticals segment primarily from the divestiture of product rights to MINOCIN in the U.S. Income before income taxes for the 2005 second quarter and first half included gains from product divestitures of $4.7 and $127.4, respectively, in the Pharmaceuticals segment primarily from the divestiture of products rights to SYNVISC. In addition, income before taxes for the 2005 first half included gains from product divestitures of $15.7 in the Consumer Healthcare segment primarily from the divestiture of EPOCLER in Brazil.

Worldwide Pharmaceuticals income before income taxes for the 2006 second quarter and first half increased 17% and 15%, respectively, due primarily to higher net revenue, higher gross margins earned on worldwide sales of Pharmaceuticals products, and lower selling and general expenses, as a percentage of net revenue, offset by higher research and development expenses.

Worldwide Consumer Healthcare income before income taxes increased 24% for the 2006 second quarter due primarily to higher gross profit margins earned on worldwide sales of Consumer Healthcare products, lower selling and general expense, as a percentage of net revenue and higher other income net, offset, in part, by higher research and development expenses. Worldwide Consumer Healthcare income before income taxes decreased 17% for the 2006 first half due primarily to lower net revenue, higher selling and general expense, as a percentage of net revenue, higher research and development expenses and lower other income, net, offset, in part, by higher gross profit margins earned on worldwide sales of Consumer Healthcare products. The 2006 second quarter and first half were impacted by the absence of net revenue from SOLGAR products, which were divested in the 2005 third quarter, as well as the impact of retailer actions and state and federal legislation in connection with pseudoephedrine (PSE)-containing products.

Worldwide Animal Health income before income taxes for the 2006 second quarter and first half increased approximately 1% and 3%, respectively. The 2006 second quarter increase was due primarily to higher net revenue offset, in part, by lower gross profit margins earned on worldwide sales of Animal Health products and higher selling and general expenses, as a percentage of net revenue. The 2006 first half increase was due primarily to higher net revenue and higher gross profit margins earned on worldwide sales of Animal Health products offset, in part, by higher selling and general expenses, as

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

a percentage of net revenue. Selling expenses were impacted by a $9.0 million provision (recorded in the 2006 second quarter) related to the voluntary recall of one serial of RABVAC (rabies vaccine) in the U.S. This reserve represents re-vaccination fees to veterinarians.

Corporate expenses, net for the 2006 second quarter were $140.4 million compared with $100.3 million for the 2005 second quarter. Corporate expenses, net for the 2006 first half were $183.7 million compared with $137.7 million for the 2005 first half. Corporate expenses, net for the 2006 first half were impacted by a charge of $74.6 million related to our productivity initiatives, as well as lower interest expense, net.

Income Taxes

The effective tax rates were 25.5% and 24.4% for the 2006 second quarter and first half, respectively, compared with 21.5% for both the 2005 second quarter and first half. The increase in the 2006 second quarter and first half tax rates reflect the impact of higher sales of certain Pharmaceuticals products (i.e., ENBREL, PREVNAR) that are manufactured in less favorable tax jurisdictions and increased expenditures on research and development in non-U.S. locations. The 2006 second quarter and first half rates do not assume the benefit of certain research and development tax credits since they have not yet been renewed for 2006.

Consolidated Net Income and Diluted Earnings Per Share Results

Net income and diluted earnings per share for the 2006 second quarter were $1,064.8 million and $0.78, respectively, compared with net income and diluted earnings per share of $976.6 million and $0.72, respectively, in the 2005 second quarter, which represent increases of 9% and 8%, respectively. Net income and diluted earnings per share for the 2006 first half were $2,184.4 million and $1.60, respectively, compared with net income and diluted earnings per share of $2,054.7 million and $1.52, respectively, in the 2005 first half, which represent increases of 6% and 5%, respectively.

Our management uses various measures to manage and evaluate our performance and believes it is appropriate to specifically identify certain significant items included in net income and diluted earnings per share to assist investors with analyzing ongoing business performance and trends. In particular, our management believes that comparisons between 2006 and 2005 results of operations are impacted by the 2006 first quarter net charges of $35.1 million ($24.2 million after-tax or $0.02 per share-diluted) and the 2006 second quarter net charges of $39.5 million ($27.3 million after-tax or $0.02 per share-diluted) related to our productivity initiatives. The productivity initiatives charges, which include costs of closing certain manufacturing facilities and the elimination of certain positions, have been identified as significant items by our management as these charges are not considered to be indicative of continuing operating results.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

In addition, effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R which requires the expensing of stock options. As a result, the 2006 second quarter and first half results included stock option expense, which reduced diluted earnings per share by approximately $0.04 and $0.07, respectively. The 2005 second quarter results, which have not been restated to include the impact of stock options, would have included a charge of $69.6 million ($53.8 million after-tax or $0.04 per share-diluted) had we expensed stock options. Similarly, the 2005 first half results would have included a charge of $151.3 million ($118.9 million after-tax or $0.09 per share-diluted). Our management believes that including this expense as part of the 2005 second quarter and first half provides a more meaningful comparison of our operations for these accounting periods.

Excluding the 2006 second quarter and first half productivity initiative charges and assuming the expensing of stock options for the 2005 second quarter and first half, the increases in net income and diluted earnings per share for the 2006 second quarter and first half were due primarily to higher net revenue, lower costs of goods sold and selling, general and administrative expenses, both as a percentage of net revenue, and lower interest expense, net, offset, in part, by higher research and development spending as well as the impact of a higher effective tax rate compared with the 2005 second quarter and first half. The 2006 first half was also impacted by lower other income, net.

Gains from product divestitures constitute an integral part of our analysis of divisional performance and are important to understanding changes in our reported net income. Gains from product divestitures for the 2006 second quarter and first half were $16.7 million ($12.1 million after-tax or $0.01 per share-diluted) and $34.3 million ($23.6 million after-tax or $0.02 per share-diluted), respectively, compared with $4.5 million ($2.7 million after-tax) and $143.0 million ($92.8 million after-tax or $0.07 per share-diluted), respectively, for the 2005 second quarter and first half.

Liquidity, Financial Condition and Capital Resources

Cash flows provided by operating activities totaling $1,364.9 million during the 2006 first half were generated primarily by net earnings of $2,184.4 million, offset, in part, by payments of $1,278.5 million related to the diet drug litigation. In the 2006 second quarter, $400.0 million of these payments were paid from the Seventh Amendment Security Fund (see Note 7 to the consolidated condensed financial statements). The cash flow impact of the change in working capital, which used $939.0 million of cash as of June 30, 2006, excluding the effects of foreign exchange, was offset, in part, by non-cash depreciation and amortization expense and stock-based compensation included in net earnings. The change in working capital primarily consisted of a decrease in accounts payable and accrued expenses of $565.6 million relating to timing of payments, an increase in accounts receivable of $199.7 million relating to increased sales, an increase in inventory of $121.6 million due to increased inventory levels to support higher sales

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

and a decrease in accrued taxes of $41.2 million due to timing of payments. The change in working capital, which used $330.6 million of cash as of June 30, 2005 excluding the effects of foreign exchange, primarily consisted of a decrease in accounts payable and accrued expenses of $269.8 million relating to timing of payments and an increase in accounts receivable of $91.3 million relating to increased sales.

During the 2006 first half, we used $694.7 million of cash for purchases of marketable securities, $514.6 million of cash for investments in property, plant and equipment and $102.2 million of cash for the purchase of an additional equity interest in our joint venture in Japan with Takeda, pursuant to which we increased our ownership of the joint venture from 70% to 80% in April 2006. In addition, we received investment proceeds through the sales and maturities of marketable securities of $291.7 million and the sales of assets totaling $39.6 million.

Our financing activities in the 2006 first half included dividend payments of $672.5 million and purchases of common stock for treasury of $278.1 million.

Included in Accrued Expenses is the current portion of the reserves for diet drug litigation in the amount of $3,734.0 million. Based on progress to date with various aspects of the diet drug litigation, a substantial portion of this balance is likely to be paid during the remainder of 2006.

At June 30, 2006, we had outstanding $9,083.6 million in total debt, which consisted of notes payable and other debt. Maturities of our obligations as of June 30, 2006 are set forth below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Total debt	$9,083.6	$4.7	$449.7	$1,520.9	$7,108.3

The following represents our credit ratings as of June 30, 2006:

	Moody’s	S&P	Fitch

Short-term debt	P-2	A-1	F-2

Long-term debt	Baa1	A	A-

Outlook	Positive	Stable	Stable

Last rating update	May 18, 2006	May 3, 2006	May 16, 2006

In light of the circumstances discussed in Note 7 to the consolidated condensed financial statements, it is not possible to predict our ultimate liability in connection with our diet drug legal proceedings. It is therefore not possible to predict whether, and if so when, such proceedings will have a material adverse effect on our financial condition, results of operations and/or cash flows and whether cash flows from operating activities and existing and prospective financing resources will be adequate to fund our operations, pay all liabilities related to the diet drug litigation, pay dividends, maintain the ongoing programs of capital expenditures, and repay both the principal and interest on our

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

outstanding obligations without the disposition of significant strategic core assets and/or reductions in certain cash outflows.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project” and other words of similar meaning. These forward-looking statements address various matters, including:

o	Our anticipated results of operations, financial condition and capital resources;
o	Benefits from our business activities and transactions, productivity initiatives and facilities management, such as enhanced efficiency, reduced expenses, avoided expenditures and reduction of supply constraints;
o	Our expectations, beliefs, plans and strategies, anticipated developments and other matters that are not historical facts, including plans to continue our productivity initiatives and expectation regarding product demand and growth;
o	The resolution of the manufacturing issues at our Guayama, Puerto Rico manufacturing facility;
o	Anticipated receipt of, and timing with respect to, regulatory approvals and filings and product launches;
o	Anticipated developments relating to product supply and sales of our key products;
o	Sufficiency of facility capacity for growth;
o	Changes in our product mix;
o	Our ability to continue the shift of sales of PROTONIX from the Medicaid segment to the managed care segment;
o	Uses of borrowings under credit facilities and proceeds from debt issuances;
o	Timing and results of research and development activities, including those with collaborators;
o	Prospects for our product candidates;
o	Estimates and assumptions used in our critical accounting policies;
o	Costs related to product liability, patent protection, environmental matters, government investigations and other legal proceedings;
o	Opinions and projections regarding impact from, and estimates made for purposes of accruals for future liabilities with respect to, taxes, product liability claims and other litigation (including the diet drug litigation), environmental cleanup and other potential future costs;
o	Various aspects of the diet drug litigation;
o	Calculations of projected benefit obligations under pension plans, expected contributions to pension plans and expected returns on pension plan assets;
o	Assumptions used in calculations of deferred tax assets;
o	Future charges related to implementing our productivity initiatives;

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2006

o	Anticipated amounts of future contractual obligations and other commitments, including future minimum rental payments under non-cancelable operating leases and estimated future pension and other postretirement benefit payments;
o	The financial statement impact of changes in generally accepted accounting principles;
o	The projected impact of expensing stock options;
o	Plans to vigorously defend various lawsuits;
o	Our and our collaborators’ ability to protect our intellectual property, including patents;
o	Minimum terms for patent protection with respect to various products;
o	Future impact of manufacturing documentation issues at certain European manufacturing sites;
o	Impact of legislation or regulation affecting product approval, pricing, reimbursement or patient access, both in the United States and internationally;
o	Impact of managed care or health care cost-containment;
o	Impact of competitive products, including generics; and
o	Impact of economic conditions, including interest rate and exchange rate fluctuation.

Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. These risks and uncertainties include risks associated with the inherent uncertainty of the timing and success of product research, development and commercialization (including with respect to our pipeline products); drug pricing and payment for our products by government and third party-payors; manufacturing (including government regulation of manufacturing operations); data generated on the safety and efficacy of our products; economic conditions including interest and currency exchange rate fluctuations; changes in generally accepted accounting principles; the impact of competitive or generic products; trade buying patterns; global business operations; product liability and other types of litigation; the impact of legislation and regulatory compliance; intellectual property rights; strategic relationships with third parties; environmental liabilities; and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, including our Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. In particular, we refer you to Item 1A. RISK FACTORS of our 2005 Annual Report on Form 10-K for additional information regarding the risks and uncertainties discussed above as well as additional risks and uncertainties that may affect our actual results. The forward-looking statements in this report are qualified by these risk factors.

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

The market risk disclosures appearing on page 64 of the Company’s 2005 Financial Report as incorporated by reference in our 2005 Annual Report on Form 10-K have not materially changed from December 31, 2005. At June 30, 2006, the fair values of our financial instruments were as follows:

(In millions)	Notional/ Contract Amount	Carrying Value	Fair Value
Description		Assets (Liabilities)
Forward contracts(1)	$1,832.1	$0.2	$0.2
Option contracts(1)	779.3	(2.6)	(2.6)
Interest rate swaps	5,300.0	(204.1)	(204.1)
Outstanding debt(2)	9,287.7	(9,083.6)	(9,250.8)

(1)	If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net payable on the forward and option contracts would collectively decrease or increase by approximately $97.2.

(2)	If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $690.2.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The fair value of forward contracts, currency option contracts and interest rate swaps reflects the present value of the contracts at June 30, 2006 and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of June 30, 2006.

Item 4.	Controls and Procedures

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the 2006 second quarter, there were no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the 2006 second quarter, the Company upgraded Wyeth’s core SAP R/3 system in the U.S. from version 4.6c to version 5.0. This upgrade served to enable the latest functionality necessary to effectively manage the business, provide the technology foundation to upgrade other SAP applications, as well as further enhance the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

The following table provides certain information with respect to the Company’s repurchases of shares of its common stock during the 2006 second quarter:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2006 through April 30, 2006	164,869	$47.17	161,100	12,243,900
May 1, 2006 through May 31, 2006	2,506,167	48.34	2,500,000	9,743,900
June 1, 2006 through June 30, 2006	155,680	43.69	150,000	9,593,900

Total	2,826,716	$48.02	2,811,100

(1)	On January 27, 2006, the Company’s Board of Directors approved a share repurchase program allowing for the repurchase of up to 15.0 million shares of the Company’s common stock (the Share Repurchase Program). As a result of the new program, the Company terminated a share repurchase program adopted July 28, 1994, under which approximately 4.5 million shares remained available for repurchase.

(2)	In addition to purchases under the Share Repurchase Program, this column reflects the following transactions during the 2006 second quarter: (i) the surrender to the Company of 3,930 shares of common stock to pay the exercise price in connection with the exercise of employee stock options; and (ii) the surrender to the Company of 11,686 shares of common stock to satisfy tax withholding obligations for employees in connection with the issuance of restricted stock and/or performance share awards.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The matters described under item 4(c) below were submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on April 27, 2006 (the Annual Meeting).

(b)	Not applicable.

(c)	The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for, against or withheld and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes):

(i)	Election of directors:

Nominee	For	Withheld
Robert Essner	1,103,747,599	24,968,330
John D. Feerick	1,103,151,785	25,564,144
Frances D. Fergusson, Ph.D.	1,112,278,235	16,437,694
Victor F. Ganzi	1,111,961,205	16,754,724
Robert Langer, Sc.D.	1,111,800,154	16,915,775
John P. Mascotte	1,075,319,130	53,396,799
Mary Lake Polan, M.D., Ph.D., M.P.H.	1,104,401,955	24,313,974
Gary L. Rogers	1,112,489,942	16,225,987
Ivan G. Seidenberg	1,103,611,319	25,104,610
Walter V. Shipley	1,042,848,048	85,867,881
John R. Torell III	1,103,207,432	25,508,497

(ii)	Ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2006:

For	Against	Abstain
1,119,322,077	2,053,043	7,340,809

(iii)	Adoption of the 2006 Non-Employee Director Stock Incentive Plan:

For	Against	Abstain
870,784,021	120,678,188	11,196,710

There were 126,057,010 broker non-votes with reference to this item.

(iv)	Adoption of Stockholder Proposal regarding limiting supply of prescription drugs in Canada:

For	Against	Abstain
222,846,704	652,129,357	127,682,858

There were 126,057,010 broker non-votes with reference to this item.

(v)	Adoption of Stockholder Proposal regarding the disclosure of the Company’s political contributions:

For	Against	Abstain
253,052,333	620,677,280	128,929,306

There were 126,057,010 broker non-votes with reference to this item.

(vi)	Adoption of Stockholder Proposal regarding the disclosure of the Company’s animal welfare policy:

For	Against	Abstain
221,428,370	649,004,136	132,226,413

There were 126,057,010 broker non-votes with reference to this item.

(vii)	Adoption of Stockholder Proposal regarding directors to be elected by majority vote:

For	Against	Abstain
548,807,231	441,708,840	12,142,848

There were 126,057,010 broker non-votes with reference to this item.

(viii)	Adoption of Stockholder Proposal regarding separating the roles of Chairman and Chief Executive Officer:

For	Against	Abstain
376,620,340	614,910,175	11,128,404

There were 126,057,010 broker non-votes with reference to this item.

(ix)	Adoption of Stockholder Proposal regarding the adoption of a simple majority vote:

For	Against	Abstain
775,596,183	214,284,246	12,778,490

There were 126,057,010 broker non-votes with reference to this item.

Item 5.	Other Information

Wyeth gave notice dated August 1, 2006 to all senior managers (including all of its executive officers) and other key employees with whom it maintains change in control severance agreements that their existing change in control severance agreements (the Existing Agreements) would not be extended for the year ended December 31, 2009. Under the terms of the Existing Agreements, this means that if Wyeth undergoes a change in control (as defined in the agreements) on or prior to December 31, 2008, the provisions of the Existing Agreements will be applicable to such transaction and govern a termination of employment thereafter. In connection with that notice, Wyeth also offered to enter into forms of replacement change in control severance agreements (the Replacement Agreements) with these senior managers and other key employees that would apply to change in control transactions occurring on or after January 1, 2009.

The decision to terminate the Existing Agreements and to enter into the Replacement Agreements arose from Wyeth’s ongoing review of its compensation practices and was recommended by the Compensation and Benefits Committee, after consultation with the Committee’s independent compensation consultant, and approved by Wyeth’s Board of Directors. While the changes generally reduce the benefits available to senior managers and other key employees under the agreements, Wyeth believes that the Replacement Agreements are consistent with current industry practices while supporting Wyeth’s attraction and retention of key employees.

Both the Existing Agreements and the Replacement Agreements generally provide that if a change in control of Wyeth occurs, the senior manager or key employee will receive a one-time cash severance payment, as well as other benefits, if Wyeth or the surviving company terminates his or her employment other than for “disability” or “cause” or the senior manager or key employee terminates his or her employment for “good reason” (in each case as defined in the relevant agreements). A description of the Existing Agreements appears in Wyeth’s 2006 Proxy Statement under the caption “Change in Control Severance Agreements.”

The following is a summary of the key differences between the Existing Agreements and the Replacement Agreements:

o

Under the Existing Agreements, the calculation of the severance payment is equal to three times, in the case of senior managers, and two times, in the case of other key employees, the total of (a) the senior manager’s or key employee’s base salary at the rate in effect at the time of the change in control (and increased to reflect any subsequent increase), (b) the highest bonus awarded to the senior manager or key employee in any of the three years immediately prior to the termination year, and (c) an amount equal to the greatest Black-Scholes value (determined as of the date of grant, in accordance with the Existing Agreements), of any grant of options and restricted stock and/or performance shares (converting such restricted stock and/or performance shares to option shares in accordance with the formula used to determine the share grant and treating them as having been granted as shares subject to an option for purposes of this determination) made to the senior manager or key employee in any of the three years prior to the change in control or, if greater, following the change of control. In addition, the senior manager or key employee would also receive a pro-rated bonus, calculated through the date of termination. Under the Replacement Agreements, the calculation of the severance payment has changed by:
o	no longer including the value of equity awards (clause (c) above) in calculating the amount of severance, and
o	changing the bonus calculation such that it is equal to the average of the senior manager’s or key employee’s three highest bonuses over the prior five years. A default mechanism for senior managers and key employees who do not have a bonus history is also included in the Replacement Agreements.
o	The Existing Agreements with senior managers permit a senior manager to terminate his or her employment during the 90-days following the first anniversary of a change in control for any reason with such termination constituting a termination for good reason, thereby entitling such senior manager to payment of severance and other benefits under the Existing Agreement. The Replacement Agreements eliminate this provision.
o	Under the Existing Agreements, senior managers and key employees are eligible for retiree medical coverage if they have attained age 45 upon termination. Under the Replacement Agreements, eligibility for retiree medical coverage is only achieved if: (i) the senior manager or key employee is either age 50 on the termination date or (ii) the sum of the senior manager’s or key employee’s age and years of service equals or exceeds 60, after adding three years, in the case of senior managers, and two years, in the case of other key employees, to both service and age.
o	Under the Existing Agreements, senior managers and key employees are eligible for an unreduced pension payable at age 55. Under the Replacement Agreements, eligibility for an unreduced pension payable at age 55 is only achieved if, at termination, the sum of the senior manager’s or key employee’s age and years of service equals or exceeds 60, after adding three years, in the case of senior managers, and two years, in the case of other key employees, to both the employee’s service and age.
o	Under the Existing Agreements, senior managers and key employees are entitled to receive certain continued fringe benefits for three years, in the case of senior managers, and two years, in the case of other key employees. The Replacement Agreements replace this provision with a one-time cash payment equal to $60,000 and $40,000, respectively.
o	The Replacement Agreements add a provision prohibiting senior managers and key employees from soliciting Wyeth employees or exclusive long-term contractors to leave employment with Wyeth for two years following the date of termination.
o	The Replacement Agreements change the definition for determining when termination as a result of relocation constitutes resignation for “good reason.”

The Existing Agreements apply to a change in control that occurs on or prior to December 31, 2008 and would govern for up to 36 months following a transaction that occurs on or prior to December 31, 2008. The Replacement Agreements apply to a change in control that occurs on or after January 1, 2009 through December 31, 2011 and would govern for up to 36 months following such a transaction. The Replacement Agreements will automatically extend in one-year increments unless Wyeth provides a notice of termination no later than September 30 in the year two years prior to such December 31 termination date.

Wyeth’s Board of Directors also approved forms of new severance agreements (the New Agreements) to be entered into with newly-hired or newly-eligible senior managers and other key employees that are comparable to the relevant Replacement Agreements, except that the initial term of these agreements will expire on December 31, 2008. In addition, the Board of Directors also approved forms of amendments to the Existing Agreements (the 409A Amendments) relating to technical changes to comply with Section 409A, which was added to the Internal Revenue Code by the American Jobs Creation Act of 2004.

The forms of the Replacement Agreements, the New Agreements and the 409A Amendments are filed as exhibits to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibit No.	Description

(10.1)	Wyeth Directors’ Deferral Plan (as amended to June 22, 2006).

(10.2)	Wyeth 1994 Restricted Stock Plan for Non-Employee Directors (as amended to June 22, 2006).

(10.3)	Amendments to the Wyeth 2005 Stock Incentive Plan.

(10.4)	Amendments to the Wyeth 2002 Stock Incentive Plan and the Wyeth 1993 Stock Incentive Plan.

(10.5)	Amendments to the Wyeth 1999 Stock Incentive Plan and the Wyeth 1996 Stock Incentive Plan.

(10.6)

Second Amendment to Five-Year Credit Agreement, dated as of July 19, 2006, amending the Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders thereto.

(10.7)

First Amendment to Five-Year Credit Agreement, dated as of July 19, 2006, amending the Credit Agreement, dated as of August 3, 2005, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders thereto.

(10.8)

Form of replacement Severance Agreement to be entered into between the Company and all executive officers and certain other key employees that have entered into existing Severance Agreements in the form incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(10.9)

Form of replacement Severance Agreement to be entered into between the Company and key employees that have entered into existing Severance Agreements in the form incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(10.10)	Form of Severance Agreement to be entered into between the Company and all executive officers and certain other key employees that have not entered into existing Severance Agreements.

Exhibit No.	Description

(10.11)

Form of Severance Agreement to be entered into between the Company and key employees that have not entered into the Severance Agreement referred to in Exhibit 10.10 and that have not entered into existing Severance Agreements.

(10.12)

Form of Amendment to existing Severance Agreements (Section 409A) to be entered into between the Company and all executive officers and key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibits 10.54 and 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Paul J. Jones
Vice President and Controller (Duly Authorized Signatory and Chief Accounting Officer)

Date: August 7, 2006

Exhibit Index

Exhibit No.	Description

(10.1)	Wyeth Directors’ Deferral Plan (as amended to June 22, 2006).

(10.2)	Wyeth 1994 Restricted Stock Plan for Non-Employee Directors (as amended to June 22, 2006).

(10.3)	Amendments to the Wyeth 2005 Stock Incentive Plan.

(10.4)	Amendments to the Wyeth 2002 Stock Incentive Plan and the Wyeth 1993 Stock Incentive Plan.

(10.5)	Amendments to the Wyeth 1999 Stock Incentive Plan and the Wyeth 1996 Stock Incentive Plan.

(10.6)

Second Amendment to Five-Year Credit Agreement, dated as of July 19, 2006, amending the Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders thereto.

(10.7)

First Amendment to Five-Year Credit Agreement, dated as of July 19, 2006, amending the Credit Agreement, dated as of August 3, 2005, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders thereto.

(10.8)

Form of replacement Severance Agreement to be entered into between the Company and all executive officers and certain other key employees that have entered into existing Severance Agreements in the form incorporated by reference to Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(10.9)

Form of replacement Severance Agreement to be entered into between the Company and key employees that have entered into existing Severance Agreements in the form incorporated by reference to Exhibit 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(10.10)	Form of Severance Agreement to be entered into between the Company and all executive officers and certain other key employees that have not entered into existing Severance Agreements.

(10.11)

Form of Severance Agreement to be entered into between the Company and key employees that have not entered into the Severance Agreement referred to in Exhibit 10.10 and that have not entered into existing Severance Agreements.

(10.12)

Form of Amendment to existing Severance Agreements (Section 409A) to be entered into between the Company and all executive officers and key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibits 10.54 and 10.55 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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