Form 10-Q
period 2006-09-30
WYETH
filed 2006-11-06
CIK 5187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Wyeth’s Common Stock outstanding as of the close of business on October 31, 2006:

Class	Number of Shares Outstanding
Common Stock, $0.33 1/3 par value	1,346,699,401

WYETH

Items other than those listed above have been omitted because they are not applicable.

Part I—Financial Information

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of September 30, 2006 and December 31, 2005, the results of its operations for the three and nine months ended September 30, 2006 and 2005, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2006 and 2005. It is suggested that these consolidated condensed financial statements and management’s discussion and analysis of financial condition and results of operations be read in conjunction with the financial statements and the notes thereto included in the Company’s 2005 Financial Report, 2005 Annual Report on Form 10-K and information contained in Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed since the filing of the 2005 Annual Report on Form 10-K.

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

WYETH

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Cash and cash equivalents	$6,588,253	$7,615,891
Marketable securities	1,578,618	618,619
Accounts receivable less allowances	3,388,796	3,030,580
Inventories:
Finished goods	797,144	716,826
Work in progress	1,305,098	1,252,522
Materials and supplies	406,639	364,195

	2,508,881	2,333,543
Other current assets including deferred taxes	3,038,396	4,446,208

Total Current Assets	17,102,944	18,044,841

Property, plant and equipment	13,971,482	13,047,098
Less accumulated depreciation	4,150,005	3,693,745

	9,821,477	9,353,353
Goodwill	3,919,879	3,836,394
Other intangibles, net of accumulated amortization
(September 30, 2006-$218,158 and December 31, 2005-$178,588)	375,606	279,720
Other assets including deferred taxes	4,815,304	4,326,818

Total Assets	$36,035,210	$35,841,126

LIABILITIES
Loans payable	$4,366	$13,159
Trade accounts payable	999,446	895,216
Dividends payable	350,236	—
Accrued expenses	5,699,784	8,759,136
Accrued taxes	210,090	280,450

Total Current Liabilities	7,263,922	9,947,961

Long-term debt	9,235,119	9,231,479
Accrued postretirement benefit obligations other than pensions	1,146,745	1,104,256
Other noncurrent liabilities	3,582,831	3,563,061

Total Liabilities	21,228,617	23,846,757

Contingencies and commitments (Note 7)

STOCKHOLDERS’ EQUITY
$2.00 convertible preferred stock, par value $2.50 per share	32	37
Common stock, par value $0.33-1/3 per share	449,012	447,783
Additional paid-in capital	5,898,820	5,097,228
Retained earnings	8,154,935	6,514,046
Accumulated other comprehensive income (loss)	303,794	(64,725)

Total Stockholders’ Equity	14,806,593	11,994,369

Total Liabilities and Stockholders’ Equity	$36,035,210	$35,841,126

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$5,135,796	$4,716,261	$15,130,476	$14,009,094

Cost of goods sold	1,386,254	1,361,040	4,096,931	4,047,587
Selling, general and administrative expenses	1,588,947	1,506,654	4,705,940	4,487,247
Research and development expenses	762,623	639,998	2,197,966	1,873,659
Interest (income) expense, net	(8,126)	20,205	(122)	67,356
Other income, net	(39,488)	(75,746)	(205,539)	(348,374)

Income before income taxes	1,445,586	1,264,110	4,335,300	3,881,619
Provision for income taxes	288,668	394,253	994,009	957,017

Net income	$1,156,918	$869,857	$3,341,291	$2,924,602

Basic earnings per share	$0.86	$0.65	$2.48	$2.18

Diluted earnings per share	$0.85	$0.64	$2.45	$2.16

Dividends paid per share of common stock	$0.25	$0.23	$0.75	$0.69

Dividends declared per share of common stock	$0.26	$0.25	$1.01	$0.94

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands Except Per Share Amounts)

(Unaudited)

Nine Months Ended September 30, 2006:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2006	$37	$447,783	$5,097,228	$6,514,046	$(64,725)	$11,994,369
Net income				3,341,291		3,341,291
Currency translation adjustments					367,934	367,934
Unrealized gains on derivative contracts, net					388	388
Unrealized gains on marketable securities, net					197	197

Comprehensive income, net of tax						3,709,810

Cash dividends declared(1)				(1,359,190)		(1,359,190)
Common stock acquired for treasury		(2,538)	(23,245)	(341,212)		(366,995)
Common stock issued for stock options		3,097	340,691			343,788
Stock-based compensation expense			297,149			297,149
Issuance of restricted stock awards		654	85,568			86,222
Transfer of restricted stock award accruals to equity			63,171			63,171
Tax benefit from exercises of stock options			38,276			38,276
Other exchanges	(5)	16	(18)			(7)

Balance at September 30, 2006	$32	$449,012	$5,898,820	$8,154,935	$303,794	$14,806,593

Nine Months Ended September 30, 2005:
	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance at January 1, 2005	$40	$445,031	$4,817,024	$4,118,656	$467,152	$9,847,903
Net income				2,924,602		2,924,602
Currency translation adjustments					(440,945)	(440,945)
Unrealized gains on derivative contracts, net					37,508	37,508
Unrealized losses on marketable securities, net					(9,269)	(9,269)

Comprehensive income, net of tax						2,511,896

Cash dividends declared(2)				(1,259,262)		(1,259,262)
Common stock issued for stock options		2,165	183,220			185,385
Issuance of restricted stock awards		70	8,629			8,699
Tax benefit from exercises of stock options			33,300			33,300
Other exchanges	(3)	27	(1,534)	(1,510)		(3,020)

Balance at September 30, 2005	$37	$447,293	$5,040,639	$5,782,486	$54,446	$11,324,901

(1)	Included in cash dividends declared were the following dividends payable at September 30, 2006:
—	Common stock cash dividend of $0.26 per share ($350,229 in the aggregate) declared on September 28, 2006 and payable on December 1, 2006; and
—	Preferred stock cash dividends of $0.50 per share ($7 in the aggregate) declared on June 22, 2006 and paid on October 2, 2006.
(2)	Included in cash dividends declared were the following dividends payable at September 30, 2005:
—	Common stock cash dividend of $0.25 per share ($335,470 in the aggregate) declared on September 29, 2005 and paid on December 1, 2005; and
—	Preferred stock cash dividends of $0.50 per share ($7 in the aggregate) declared on June 23, 2005 and paid on October 3, 2005.

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
Operating Activities
Net income	$3,341,291	$2,924,602
Adjustments to reconcile net income to net cash provided by operating activities:
Tax on repatriation	—	170,000
Net gains on sales and dispositions of assets	(25,942)	(140,051)
Depreciation and amortization	589,917	485,672
Stock-based compensation	297,149	76,858
Change in deferred income taxes	726,052	307,472
Diet drug litigation payments	(2,642,600)	(931,565)
Seventh Amendment security fund (deposit)/refund	400,000	(1,250,000)
Changes in working capital, net	(768,257)	(583,831)
Other items, net	(182,460)	96,815

Net cash provided by operating activities	1,735,150	1,155,972

Investing Activities
Purchases of property, plant and equipment	(786,485)	(700,407)
Proceeds from sales of assets	43,668	341,011
Purchase of additional equity interest in joint venture	(102,187)	(92,725)
Proceeds from sales and maturities of marketable securities	816,442	1,480,826
Purchases of marketable securities	(1,776,292)	(638,124)

Net cash provided by (used for) investing activities	(1,804,854)	390,581

Financing Activities
Repayments of debt	(8,400)	(328,187)
Other borrowing transactions, net	57,913	83,455
Dividends paid	(1,008,954)	(923,785)
Purchases of common stock for treasury	(366,995)	—
Exercises of stock options	357,333	185,385

Net cash used for financing activities	(969,103)	(983,132)

Effect of exchange rate changes on cash and cash equivalents	11,169	(24,666)

Increase (decrease) in cash and cash equivalents	(1,027,638)	538,755
Cash and cash equivalents, beginning of period	7,615,891	4,743,570

Cash and cash equivalents, end of period	$6,588,253	$5,282,325

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Significant Accounting Policies

The following policies are required interim updates to those disclosed in Note 1 of the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006:

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

Goodwill and Other Intangibles: In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the changes in the carrying amount of goodwill by reportable segment for the nine months ended September 30, 2006 were as follows:

(In thousands)	Pharmaceuticals	Consumer Healthcare	Animal Health	Total
Balance at December 31, 2005	$2,720,302	$582,533	$533,559	$3,836,394
Additions	57,084	—	—	57,084
Currency translation adjustments	25,090	838	473	26,401

Balance at September 30, 2006	$2,802,476	$583,371	$534,032	$3,919,879

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

Recently Issued Accounting Standards: In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires the Company to (a) recognize a plan’s funded status in its statement of financial position, (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year, and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur through other comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective for the Company for the fiscal year ending December 31, 2006.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Based on the Company’s funded status of plan obligations disclosed in Note 8 to the Company’s 2005 Annual Report on Form 10-K, the estimated impact of adopting SFAS No. 158 would have been a reduction to December 31, 2005 total assets of approximately $200.0 million, an increase in total liabilities of approximately $1,300.0 million and a reduction in equity of approximately $1,500.0 million. There would have been no impact to the Company’s December 31, 2005 consolidated statements of income or cash flows. The impact on underlying debt covenants will not affect the Company’s existing financing agreements. The actual impact of the implementation of SFAS No. 158 on the December 31, 2006 financial statements will differ due to changes in economic assumptions such as discount rates, measurement of fair values of assets, and other changes in actuarial assumptions that will occur in connection with the upcoming December 31, 2006 measurement date.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact this provision may have on its financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires the quantification of misstatements based on their impact to both the balance sheet and the income statement to determine materiality. The guidance provides for a one-time cumulative effect adjustment to correct for misstatements for errors that were not deemed material under a company’s prior approach but are material under the SAB 108 approach. SAB 108 is effective for the fiscal year ending December 31, 2006. The Company is assessing the potential impact SAB 108 may have on its financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition of a previously recognized tax position, classification, interest and penalties, accounting in interim periods and disclosures. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. The Company is assessing the potential impact the adoption of this Interpretation may have on its financial position or results of operations.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2.	Earnings per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2006	2005	2006	2005
Numerator:
Net income less preferred dividends	$1,156,918	$869,857	$3,341,270	$2,924,579
Denominator:
Weighted average common shares outstanding	1,345,535	1,341,307	1,345,150	1,338,792

Basic earnings per share	$0.86	$0.65	$2.48	$2.18

Numerator:
Net income	$1,156,918	$869,857	$3,341,291	$2,924,602
Interest expense on contingently convertible debt	8,100	5,520	21,841	13,997

Net income, as adjusted	$1,165,018	$875,377	$3,363,132	$2,938,599

Denominator:
Weighted average common shares outstanding	1,345,535	1,341,307	1,345,150	1,338,792
Common stock equivalents of outstanding stock options, deferred contingent common stock awards, restricted stock awards and convertible preferred stock(1)	10,373	8,568	10,301	6,250
Common stock equivalents of assumed conversion of contingently convertible debt	16,890	16,890	16,890	16,890

Total shares(1)	1,372,798	1,366,765	1,372,341	1,361,932

Diluted earnings per share(1)	$0.85	$0.64	$2.45	$2.16

(1)	At September 30, 2006 and 2005, approximately 88,371 and 79,030 of common shares, respectively, related to options outstanding under the Company’s Stock Incentive Plans were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3.	Marketable Securities

The Company has marketable debt and equity securities, which are classified as either available-for-sale or held-to-maturity, depending on management’s investment intentions at the time of purchase relating to these securities.

The cost, gross unrealized gains (losses) and fair value of available-for-sale and held-to-maturity securities by major security type at September 30, 2006 and December 31, 2005 were as follows:

(In thousands) At September 30, 2006	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities	$9,683	$ —	$(88)	$9,595
Commercial paper	106,496	31	—	106,527
Certificates of deposit	5,880	—	(2)	5,878
Corporate debt securities	488,604	252	(110)	488,746
Asset-backed securities	374,668	137	(50)	374,755
Mortgage-backed securities	195,945	122	(48)	196,019
Equity securities	19,990	11,892	(272)	31,610
Institutional fixed income fund	360,519	9,830	(4,861)	365,488

Total available-for-sale	1,561,785	22,264	(5,431)	1,578,618
Held-to-maturity	—	—	—	—

Total marketable securities	$1,561,785	$22,264	$(5,431)	$1,578,618

(In thousands) At December 31, 2005	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
U.S. Treasury securities	$19,796	$ —	$(265)	$19,531
Corporate debt securities	163,762	162	(282)	163,642
Mortgage-backed securities	7,136	13	—	7,149
Equity securities	50,921	12,578	(293)	63,206
Institutional fixed income fund	349,251	9,831	(4,920)	354,162

Total available-for-sale	590,866	22,584	(5,760)	607,690

Held-to-maturity:
Commercial paper	9,933	—	—	9,933
Certificates of deposit	996	—	—	996

Total held-to-maturity	10,929	—	—	10,929

Total marketable securities	$601,795	$22,584	$(5,760)	$618,619

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The contractual maturities of debt securities classified as available-for-sale at September 30, 2006 were as follows:

(In thousands)	Cost	Fair Value
Available-for-sale:
Due within one year	$285,367	$285,340
Due after one year through five years	581,932	582,164
Due after five years through 10 years	26,300	26,311
Due after 10 years	287,677	287,705

	$1,181,276	$1,181,520

Note 4.	Pensions and Other Postretirement Benefits

Net periodic benefit cost for the Company’s defined benefit plans for the three and nine months ended September 30, 2006 and 2005 (principally for the U.S.) was as follows:

	Pensions
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Net Periodic Benefit Cost	2006	2005	2006	2005
Service cost	$47,934	$41,544	$144,433	$125,116
Interest cost	70,431	66,523	211,001	200,376
Expected return on plan assets	(90,032)	(84,121)	(269,726)	(252,936)
Amortization of prior service cost	2,071	2,163	6,609	6,460
Amortization of transition obligation	115	266	342	832
Recognized net actuarial loss	32,582	26,840	97,549	80,759
Termination benefits	—	4,365	—	4,365
Curtailment loss	—	2,466	—	2,466

Net periodic benefit cost	$63,101	$60,046	$190,208	$167,438

	Other Postretirement Benefits
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Net Periodic Benefit Cost	2006	2005	2006	2005
Service cost	$12,269	$12,259	$36,803	$36,764
Interest cost	23,776	25,757	71,308	77,244
Amortization of prior service cost	(9,750)	(5,231)	(29,248)	(15,694)
Recognized net actuarial loss	13,178	12,040	39,519	36,110

Net periodic benefit cost	$39,473	$44,825	$118,382	$134,424

Net periodic benefit cost for pensions was higher in the 2006 third quarter and nine months as compared with 2005 due primarily to higher service and interest cost (resulting from a decrease in the discount rate), changes in assumptions used to estimate expected lump sum distributions and a change in the incidence of disability, offset by a higher expected return on plan assets due to an increase in the Company’s plan assets as a result of contributions made.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

For other postretirement benefit plans, the net periodic benefit cost was lower in the 2006 third quarter and first nine months as compared with 2005 due primarily to plan amendments related to the establishment of retiree medical contribution requirements effective January 1, 2007.

As of September 30, 2006, contributions of $161.4 million were made to the Company’s defined benefit pension plans and payments of $76.3 million were made for other postretirement benefits. The Company expects to contribute approximately $170.0 million to its defined benefit pension plans and make payments of approximately $100.0 million for its other postretirement benefits in 2006.

Note 5.	Productivity Initiatives

The Company continued with its long-term global productivity initiatives, which were launched in 2005, to adapt to the changing pharmaceutical industry environment. The guiding principles of these initiatives include innovation, cost savings, process excellence and accountability, with an emphasis on improving productivity. In July 2006, the Company established the Global Business Operations initiative as part of the productivity initiatives and entered into a master services agreement with Accenture LLP (Accenture). Accenture will provide the Company with transactional processing and administrative support services over a broad range of areas, including information systems and financial, human resources and accounting services. Transactional processing services are scheduled to commence in 2007.

The Company recorded charges of $80.2 million ($54.9 million after-tax or $0.04 per share-diluted) in the 2006 third quarter and $154.8 million ($106.4 million after-tax or $0.08 per share-diluted) in the 2006 first nine months related to the productivity initiatives. For the 2006 third quarter, these charges included severance and other related personnel costs of $45.2 million, accelerated depreciation for certain facilities expected to be closed of $24.5 million and period costs related to the implementation of the initiatives of $10.5 million. For the 2006 first nine months, these charges included severance and other related personnel costs of $64.1 million, accelerated depreciation for certain facilities expected to be closed of $62.6 million and period costs related to the implementation of the initiatives of $28.1 million.

In the 2005 third quarter and first nine months, the Company recorded pre-tax charges of $136.0 million related to its long-term productivity initiatives. These charges included severance and other related personnel costs of $119.2 million, accelerated depreciation for certain facilities expected to be closed of $6.6 million and period costs related to the implementation of the initiatives of $10.2 million. These charges were partially offset during the 2005 third quarter and first nine months by a pre-tax gain of $40.2 million related to the sale of certain assets. The impact of the charges less the asset sale gain on the 2005 third quarter and first nine months was $95.8 million ($63.4 million after-tax or $0.05 per share-diluted).

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company recorded the 2006 and 2005 charges, including personnel and other costs, in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, SFAS No. 112, Employers’ Accounting for Postemployment Benefits – an amendment of FASB Statements No. 5 and 43 and SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. The 2006 activities related to the Pharmaceuticals and Consumer Healthcare businesses and the charges were recorded to recognize costs associated with the Global Business Operations initiative, the costs of closing certain manufacturing facilities and the elimination of certain positions at the Company’s facilities. The 2005 activities were related to the Pharmaceuticals business and were recorded to recognize the costs of closing certain manufacturing facilities and the elimination of certain positions at the Company’s facilities and within the Pharmaceuticals sales force.

For the 2006 third quarter, charges of $31.3 million were recorded within Cost of Goods Sold, $43.7 million within Selling, General and Administrative Expenses and $5.2 million within Research and Development Expenses. For the 2006 first nine months, charges of $86.5 million were recorded within Cost of Goods Sold, $54.8 million within Selling, General and Administrative Expenses and $13.5 million within Research and Development Expenses. For the 2005 third quarter and first nine months, charges of $69.4 million were recorded within Cost of Goods Sold, $61.4 million within Selling, General and Administrative Expenses and $5.2 million within Research and Development Expenses, offset, in part, by the asset sale gain of $40.2 million recorded within Other Income, Net.

The activity related to the productivity initiatives was as follows:

		Changes in Reserve Balance
(In thousands) Productivity Initiatives	Total Charges to Date	Reserve at December 31, 2005	Total Charges Nine Months	Net Payments/ Non-cash Charges	Reserve at September 30, 2006
Personnel costs	$238,900	$146,100	$64,100	$(51,500)	$158,700
Accelerated depreciation	105,500	—	62,600	(62,600)	—
Other closure/exit costs	41,200	700	28,100	(26,500)	2,300
Asset sales	(40,200)	—	—	—	—

	$345,400	$146,800	$154,800	$(140,600)	$161,000

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2006, the reserve balance for personnel costs related primarily to committed employee severance obligations, which, in accordance with the specific productivity initiatives, are expected to be paid primarily over the next 36 months.

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

The Company has several Stock Incentive Plans, which provide for the granting of stock options, restricted stock and performance share awards. Stock options are granted with an exercise price equal to the market value of the Company’s common stock on the date the option is granted. Stock options vest ratably over a three-year period and have a contractual term of 10 years. Restricted stock awards consist of time-vested restricted stock units and are generally converted to shares of the Company’s common stock on the third anniversary of the date of the award. Performance share awards consist of performance-based restricted stock units and are converted to shares (up to 200% of the award) based on the achievement of certain earnings performance criteria related to a future performance year and/or on the achievement of certain multi-year market-based performance criteria. Under the Stock Incentive Plans, awards may be granted with respect to a maximum of 175,000,000 shares, of which up to 22,000,000 shares may be used for restricted stock issuances. At September 30, 2006, there were 28,765,072 shares available for future grants under the Stock Incentive Plans, of which up to 4,881,798 shares were available for restricted stock awards.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company selected the modified prospective method as prescribed under SFAS No. 123R, which requires companies (1) to record compensation expense for the unvested portion of previously issued awards that remain outstanding at the initial date of adoption and (2) to record compensation expense for any awards issued, modified or settled after the effective date of the statement. As a result of the adoption of SFAS No. 123R, the Company began expensing stock options in the 2006 first quarter. The Company’s income before income taxes and net income for the three months ended September 30, 2006 were $50.2 million and $35.9 million ($0.03 per share-diluted) lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. The Company’s income before income taxes and net income for the nine months ended September 30, 2006 were $185.2 million and $132.4 million ($0.10 per share-diluted) lower, respectively, than if it had continued to account for share-based compensation under APB No. 25. Prior to the adoption of SFAS No. 123R, no expense was recorded for stock options. The 2006 third quarter included stock-based compensation expense for stock options, restricted stock and performance share awards and was recorded as follows: $8.9 million in Cost of Goods Sold, $55.3 million in Selling, General and Administrative Expenses and $25.2 million in Research and Development Expenses, as well as a related tax benefit of $25.5 million. The 2006 first nine months included stock-based compensation expense for stock options, restricted stock and performance share awards and was recorded as follows: $24.3 million in Cost of Goods Sold, $187.0 million in Selling, General and Administrative Expenses and $85.9 million in Research and Development Expenses, as well as a related tax benefit of $84.8 million.

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows (reflected in accrued taxes). SFAS No. 123R requires the cash flows resulting from excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the options exercised) from the date of adoption of SFAS No. 123R to be classified as financing cash flows. Therefore, excess tax benefits for the nine months ended September 30, 2006, have been classified as financing cash flows.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Under the modified prospective method, results for prior periods have not been restated to reflect the effects of implementing SFAS No. 123R. The following table illustrates the effect on net income and earnings per share for the 2005 third quarter and first nine months as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, Amendment of SFAS No. 123, to stock-based employee compensation:

(In thousands except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$869,857	$2,924,602
Add: Stock-based employee compensation expense included in reported net income, net of tax	24,525	51,215
Deduct: Total stock-based employee compensation expense determined under fair value-based method for all awards, net of tax	(74,686)	(220,333)

Adjusted net income	$819,696	$2,755,484

Earnings per share:
Basic—as reported	$0.65	$2.18

Basic—adjusted	$0.61	$2.06

Diluted—as reported	$0.64	$2.16

Diluted—adjusted	$0.60	$2.03

Pro forma stock-based compensation expense should include amounts related to the accelerated amortization of the fair value of options granted to retirement-eligible employees. Prior to January 1, 2006, the Company recognized pro forma stock-based compensation expense related to retirement-eligible employees over the award’s contractual vesting period. The impact of accelerated vesting on the pro forma stock-based compensation expense would have resulted in an expense reduction of $5.1 million and $8.4 million, both net of tax for the 2006 and 2005 third quarter, respectively. The impact of accelerated vesting on the pro forma stock-based compensation expense would have resulted in an expense reduction of $18.6 million and $11.8 million, both net of tax for the 2006 and 2005 first nine months, respectively.

The Company recorded the impact of accelerated vesting for options granted to retirement-eligible employees subsequent to January 1, 2006 and will continue to provide pro forma disclosure related to those options granted in prior periods.

The fair value of issued stock options is estimated on the date of grant utilizing a Black-Scholes option-pricing model that incorporates the assumptions noted in the table below. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock price and other factors. Effective January 1, 2006, the Company changed its method for determining expected volatility. For all new options granted after January 1, 2006, blended volatility rates, which incorporate both implied and historical volatility rates are utilized, rather than relying solely on historical volatility rates. Based on available guidance, we believe blended volatility rates that combine market-based measures of implied volatility with historical volatility rates are a more appropriate indicator of the Company’s expected volatility. The expected life of stock options is estimated based on historical data on exercises of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock options granted. For options granted subsequent to January 1, 2006, the Company has adjusted the assumption for the expected life of stock options from five years to six years as a result of continued assessment of historical experiences. The effect of the changes in these assumptions on income before income taxes, net income and diluted earnings per share for the three and nine months ended September 30, 2006 was not material. The expected dividend yields are based on the approved annualized dividend rate in effect on the date of grant. The risk-free interest rates are derived from the U.S. Treasury yield curve in effect on the date of grant for instruments with a remaining term similar to the expected life of the options. In addition, the Company applies an expected forfeiture rate when amortizing stock-based compensation expenses. The estimate of the forfeiture rate is based primarily upon historical experience of employee turnover. As individual grant awards become fully vested, stock-based compensation expense is adjusted to recognize actual forfeitures.

The weighted-average fair value of the options granted in the 2006 first nine months was $12.92 per option as determined using the following assumptions:

Range of expected volatility	24.0% - 25.5%
Weighted-average expected volatility	24.3%
Expected life of options	6 years
Risk-free interest rate	4.43% - 5.20%
Expected dividend yield	2.1%

A summary of stock option activity during the nine months ended September 30, 2006, is presented below:

Stock Options	Number of Options	Weighted Average Exercise Price	Aggregate Intrinsic Value (In thousands)
Outstanding at January 1, 2006	154,950,739	$49.13
Granted	12,344,070	48.18
Canceled/forfeited	(2,713,537)	50.08
Exercised	(9,289,545)	37.01

Outstanding at September 30, 2006	155,291,727	49.77	$257,830

Exercisable at September 30, 2006	123,237,509	$51.12	$215,771

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information regarding stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$31.34 to 39.99	12,588,534	4.1 years	$35.67	12,015,575	$35.57
40.00 to 49.99	65,911,833	8.0 years	42.91	34,577,884	41.34
50.00 to 59.99	42,950,228	3.7 years	55.15	42,802,918	55.17
60.00 to 65.32	33,841,132	4.3 years	61.52	33,841,132	61.52

	155,291,727			123,237,509

The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $110.4 million. As of September 30, 2006, the total remaining unrecognized compensation cost related to stock options was $249.5 million, which will be amortized over the respective remaining requisite service periods ranging from 1 month to 3 years.

A summary of time-vested restricted stock and performance-based restricted stock unit activity as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

Time-Vested and Performance-Based Restricted Stock Units	Number of Nonvested Units	Weighted Average Grant Date Fair Value
Nonvested units at January 1, 2006	6,311,545	$43.02
Granted	4,186,845	46.55
Vested	(1,877,270)	44.01
Forfeited	(141,860)	43.98

Nonvested units at September 30, 2006	8,479,260	$44.41

As of September 30, 2006, the total remaining unrecognized compensation cost related to time-vested restricted stock and performance-based restricted stock awards amounted to $113.2 million and $81.4 million, respectively, which will be amortized over the respective remaining requisite service periods ranging from 1 month to 4 years.

Note 7.	Contingencies and Commitments

The Company is involved in various legal proceedings, including product liability, patent, commercial, antitrust and environmental matters, of a nature considered normal to its business, the most important of which are described below and/or have been described in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K, Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006, and Current Reports on Form 8-K filed since the filing of the 2005 Annual Report on Form 10-K. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Additionally, the Company records insurance receivable amounts from third-party insurers when recovery is probable.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Like all pharmaceutical companies in the current legal environment, the Company is involved in litigation, including product liability and patent litigation, which is significant to its business, complex in nature and difficult to predict. Product liability claims, regardless of their merits or their ultimate outcome, are costly and divert management attention and may adversely affect the Company’s reputation and demand for its products, as well as result in significant damages. Patent litigation, if resolved unfavorably, can injure the Company’s business by subjecting the Company’s products to earlier than expected generic competition, and also can give rise to payment of significant damages or restrictions on the Company’s future ability to operate its business.

The Company intends to vigorously defend itself and its products in the litigation described below and in its prior filings, and believes its legal positions are strong. However, in light of the circumstances discussed above, it is not possible to determine the ultimate outcome of the Company’s legal proceedings and therefore, it is possible that the ultimate outcome of these proceedings could be material to the Company’s results of operations, cash flows and financial position.

Product Liability Litigation

Diet Drug Litigation

The litigation against the Company alleging that the Company’s former weight loss products, REDUX and/or PONDIMIN, caused certain serious conditions, including valvular heart disease and primary pulmonary hypertension (PPH) is described in additional detail in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006. Total diet drug litigation payments were $1,364.1 million and $2,642.6 million for the 2006 third quarter and first nine months, respectively, of which $233.7 million and $795.5 million for the 2006 third quarter and first nine months, respectively, were made in connection with the nationwide settlement (including the Seventh Amendment). Payments under the national settlement may continue, if necessary, until 2018. The 2006 first nine months payments of $2,642.6 million included a $400.0 million payment that was made towards the Seventh Amendment and was paid from the Seventh Amendment security fund. As of September 30, 2006, $590.5 million of the Seventh Amendment security fund was included in Other current assets including deferred taxes and $255.0 million was included in Other assets including deferred taxes. The amounts in the security fund are owned by the Company and will earn interest income for the Company while residing in the security fund. The Company has taken charges in connection with the REDUX and PONDIMIN diet drug matters which to date total $21,100.0 million. The $3,070.0 million reserve balance at September 30, 2006 represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs. It is possible that additional reserves may be required in the future, although the Company does not believe that the amount of any such additional reserves is likely to be material.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Approximately 63,000 individuals who chose to leave the national settlement filed Intermediate or Back-End opt out lawsuits against the Company. As of September 30, 2006, the Company had reached agreements, or agreements in principle, to settle the claims of approximately 99% of these claimants. As of September 30, 2006, approximately 50,000 of these claimants had received settlement payments following the dismissal of their cases.

As of October 15, 2006, the Company was a defendant in approximately 95 pending lawsuits (excluding those lawsuits that have been settled in principle in connection with the Intermediate or Back-End opt out settlements described in the preceding paragraph) in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. During the course of settlement discussions, certain plaintiffs’ attorneys have informed the Company that they represent additional individuals who claim to have PPH, but the Company is unable to evaluate whether any such additional purported cases of PPH would meet the national settlement agreement’s definition of PPH. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends to vigorously defend those PPH cases that cannot be resolved prior to trial. On August 8, 2006, a jury in the Philadelphia County, PA Court of Common Pleas hearing the case of Wier, et al. v. Wyeth, Inc., et al., No. 2004-06-001646, returned a verdict in favor of the plaintiff following the first phase of a bifurcated trial. The jury found that plaintiff had developed PPH as a result of her use of PONDIMIN and set the amount of plaintiff’s compensatory damages at $300,000. Prior to the start of the second, liability phase of the trial, the case was settled.

HT Litigation

As of October 15, 2006, the Company is defending approximately 5,000 actions brought on behalf of approximately 8,500 women in various state and federal courts throughout the United States (including in particular the United States District Court for the Eastern District of Arkansas and the Pennsylvania Court of Common Pleas, Philadelphia County) for personal injuries, including claims for breast cancer, stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMARIN or PREMPRO.

On September 15, 2006, a jury in the United States District Court for the Eastern District of Arkansas returned a verdict in favor of the Company in the case of Reeves, et al. v. Wyeth, No. 4:05CV00163 WRW. On October 4, 2006, a jury in the Philadelphia County, PA Court of Common Pleas hearing the case of Nelson, et al. v. Wyeth, et al., No. 2004-01-001670, returned a verdict in favor of the plaintiff following the first phase of a bifurcated trial. The jury found that plaintiff had developed breast cancer as a result of her use of PREMPRO and set the amount of compensatory damages for plaintiff and her co-plaintiff husband at $1.5 million. Prior to the start of the second, liability phase of the trial, a mistrial was declared by the court and the first phase verdict was set aside. The Nelson case is expected to be re-tried in January 2007. Trials of additional hormone therapy cases are also scheduled for 2007.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Patent Litigation

PROTONIX Litigation

As discussed in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K, the Company has received notifications from multiple generic companies that they have filed Abbreviated New Drug Applications (ANDA) seeking the U.S. Food and Drug Administration (FDA) approval to market generic pantoprazole sodium 20 mg and 40 mg delayed release tablets. Pantoprazole sodium is the active ingredient used in PROTONIX. As further reported therein, the Company, together with its licensing partner, Altana, has instituted litigation against two generic companies in the United States District Court for the District of New Jersey, alleging infringement of the pantoprazole compound patent expiring in 2010, and seeking declaratory and injunctive relief against infringement of this patent prior to its expiration.

In July 2006, the Company received notification from KUDCO Ireland, Ltd. (Kudco), that Kudco has filed an ANDA seeking FDA approval to market generic pantoprazole sodium 20 mg and 40 mg delayed release tablets. The allegations in Kudco’s notification concern both the pantoprazole compound and tablet formulation patents discussed in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K. On August 4, 2006, the Company, together with Altana, filed suit against Kudco in the United States District Court for the District of New Jersey alleging infringement of the patent expiring in 2010 and seeking declaratory and injunctive relief against infringement of this patent prior to its expiration.

EFFEXOR Litigation

On July 26, 2006, Alza Corporation (Alza) filed suit in the United States District Court for the Eastern District of Texas against the Company and one of its subsidiaries alleging infringement of United States Patent No. 6,440,457 B1. Alza alleges that the manufacture, use, and sale of EFFEXOR XR by the Company in the United States willfully infringes the Alza patent.

The Company filed an Answer and Counterclaims, claiming that the Alza patent is not infringed, and is invalid and unenforceable for inequitable conduct. The Company also asserts that Alza’s patent is unenforceable against Wyeth because of estoppel, laches, unclean hands, and because Wyeth has an implied license to the Alza patent. The Company further asserts that Alza is equitably estopped from proceeding with this patent litigation against the Company, and that Alza’s actions constitute breach of contract and breach of the implied covenant of good faith and fair dealing. Following Alza’s filing of the lawsuit, the Company filed a Request for Reexamination of the Alza patent with the United States Patent and Trademark Office, which Request has been granted. Together with the filing of its Answer and Counterclaim, the Company also asked the District Court to stay the litigation pending the outcome of this reexamination proceeding. The Company will vigorously defend itself against Alza’s allegations.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

As discussed in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, the Company filed suit in the United States District Court for the Central District of California against Anchen Pharmaceuticals, Inc. (Anchen) and related parties, alleging that the filing of an ANDA by Anchen seeking FDA approval to market 150 mg venlafaxine HCl extended release capsules infringes certain of the Company’s patents. On October 10, 2006, the Company received notice from Anchen that Anchen had filed an ANDA seeking FDA approval to market 37.5 mg and 75 mg venlafaxine HCl extended release capsules. Anchen alleges that these same patents are invalid, unenforceable and/or not infringed. The Company is evaluating the allegations in Anchen’s notice.

ALTACE Litigation

As discussed in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K, Aventis Pharma Deutschland and King Pharmaceuticals, Inc. (King) filed a patent infringement suit against Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin), in the United States District Court for the Eastern District of Virginia, alleging that Lupin infringes the composition of matter patent for ramipril, which expires in October 2008, by filing an ANDA with the FDA seeking approval to also market generic 1.25 mg, 2.5 mg, 5 mg and 10 mg ramipril capsules. The plaintiffs sought declaratory and injunctive relief against infringement of this patent. The Company co-promotes ALTACE (ramipril) together with King. Lupin alleged that the ramipril patent is invalid and/or unenforceable. Just prior to trial, the Court granted King’s motion for summary judgment of infringement under the doctrine of equivalents. At trial, the Court granted King’s motion for judgment as a matter of law concerning Lupin’s unenforceability defense. On July 17, 2006, following the conclusion of trial and post-trial briefing, the Court issued its opinion on the remaining issues in the case, finding for King and against Lupin, in holding that Lupin had failed to meet its burden of proof in arguing the patent was invalid. Lupin has appealed the District Court’s decision to the Court of Appeals for the Federal Circuit.

Commercial Litigation

Average Wholesale Price Litigation

In the litigation involving allegations that the Company and other defendant pharmaceutical companies artificially inflated the Average Wholesale Price (AWP) of their drugs, described in additional detail in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K, two additional New York counties have filed AWP actions naming the Company and numerous other pharmaceutical manufacturers as defendants.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Other Pricing Matters

Both Central Alabama Comprehensive Healthcare, Inc. v. Aventis Pharmaceutical, Inc., et al., No. 3:04-CV-00673-MHT-VPM, U.S.D.C., M.D. Ala., and County of Santa Clara v. Wyeth-Ayerst Laboratories, Inc., et al., No. G05228108, Super. Ct., Alameda Cty., Calif., discussed in the Company’s 2005 Financial Report as incorporated in its 2005 Annual Report on Form 10-K, each of which alleged that the Company and the other pharmaceutical company defendants violated pricing guidelines established by Section 340B of the Public Health Service Act, 42 U.S.C. §256b, and breached the Pharmaceutical Pricing Agreements entered into with Centers for Medicare and Medicaid Services (CMS), have been dismissed.

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

	Net Revenue
	Three Months		Nine Months
(In thousands)	Ended September 30,		Ended September 30,
Segment	2006	2005	2006	2005
Pharmaceuticals	$4,260,502	$3,872,319	$12,582,265	$11,458,810
Consumer Healthcare	663,341	636,195	1,815,532	1,853,035
Animal Health	211,953	207,747	732,679	697,249

Total	$5,135,796	$4,716,261	$15,130,476	$14,009,094

	Income (Loss) Before Income Taxes
	Three Months		Nine Months
(In thousands)	Ended September 30,		Ended September 30,
Segment	2006	2005	2006	2005
Pharmaceuticals(1)(3)	$1,400,516	$1,248,384	$4,176,492	$3,671,986
Consumer Healthcare(1)(3)	173,852	184,884	354,703	403,698
Animal Health(1)	31,668	29,265	148,237	142,047
Corporate(1)(2)	(160,450)	(198,423)	(344,132)	(336,112)

Total	$1,445,586	$1,264,110	$4,335,300	$3,881,619

(1)	Stock-based compensation expense for the 2006 third quarter and first nine months has been recorded in accordance with SFAS No. 123R, which the Company adopted as of January 1, 2006. Income before taxes for the 2006 third quarter and first nine months included stock-based compensation expense of $89,381 and $297,148, respectively, for stock options, restricted stock and performance share awards. For the 2006 third quarter, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $61,715, Consumer Healthcare – $6,159, Animal Health – $2,493 and Corporate – $19,014. For the 2006 first nine months, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $209,922, Consumer Healthcare – $20,572, Animal Health – $8,420 and Corporate – $58,234.

Income (loss) before taxes for the 2005 third quarter and first nine months included stock-based compensation expense of $36,843 and $76,858, respectively, for restricted stock and performance share awards only. Prior to the adoption of SFAS No. 123R, no expense was recorded for stock options. For the 2005 third quarter, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $17,864, Consumer Healthcare – $1,762, Animal Health – $736 and Corporate – $16,481. For the 2005 first nine months, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $39,232, Consumer Healthcare – $3,723, Animal Health – $1,537 and Corporate – $32,366.

(2)	Corporate income (loss) before taxes included a net charge of $80,200 and $154,800 for the 2006 third quarter and first nine months, respectively, related to the Company’s productivity initiatives. The initiatives for the 2006 third quarter related to the reportable segments as follows: Pharmaceuticals – $79,500 and Consumer Healthcare – $700. The initiatives for the 2006 first nine months related to the reportable segments as follows: Pharmaceuticals – $146,800 and Consumer Healthcare – $8,000.

Corporate income (loss) before taxes included a net charge of $95,800 for the 2005 third quarter and first nine months related to the Company’s productivity initiatives. The activities related to the Pharmaceuticals business.

(3)	Income before income taxes for the 2006 third quarter and first nine months included gains from product divestitures of approximately $4,400 and $37,300, respectively, in the Pharmaceuticals segment primarily from the divestiture of product rights to MINOCIN in the U.S. Income before income taxes for the 2005 third quarter and first nine months included gains from product divestitures of $3,500 and $130,800, respectively, in the Pharmaceuticals segment primarily from the divestiture of product rights to SYNVISC. In addition, income before taxes for the 2005 third quarter and first nine months included gains from product divestitures of $33,500 and $49,200, respectively, in the Consumer Healthcare segment primarily from the divestiture of EPOCLER in Brazil and the SOLGAR line of products.

Note 9.	Income Taxes

In the 2006 third quarter, the Company recorded a favorable income tax adjustment of $70.4 million ($0.05 per share-diluted) within the Provision for Income Taxes due to a release of a previously established valuation allowance against state deferred tax assets. Deferred tax assets result primarily from the recording of certain accruals and reserves that currently are not deductible for tax purposes and from tax loss carry forwards. Valuation allowances had previously been provided for certain state deferred tax assets due to uncertainty of generating sufficient taxable income in these state jurisdictions as a result of the REDUX and PONDIMIN diet drug litigation. Given the progress made in resolving the diet drug litigation claims in the 2006 third quarter (see Note 7 for further discussion), there is greater certainty regarding the status of this litigation. The Company considered these circumstances in re-evaluating the realizability of the state deferred tax assets.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the consolidated condensed financial statements and notes to consolidated condensed financial statements on pages 3 to 25 of this report. When reviewing the commentary below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in Item 1A. RISK FACTORS in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business; we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” on pages 48 to 50 of this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

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

We also strive to innovate commercially and change the way we approach our business in response to the challenging global health care environment. During the 2006 third quarter, we continued with our long-term global productivity initiatives, which were launched in 2005, to adapt to the changing pharmaceutical environment. These initiatives, which we refer to as Project Springboard, are aimed at encouraging innovation, improving processes and increasing cost efficiencies. We are implementing a new operating model for our drug development efforts aimed at further increasing research and development productivity, as well as seeking to improve the efficiency of our global operational support functions. Our ultimate goal from Project Springboard is to move beyond specific initiatives and create a culture where we continually look for new ways to become more productive in everything we do as a company.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

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

	Pharmaceuticals	Consumer Healthcare	Animal Health
% of 2006 first nine months worldwide net revenue	83%	12%	5%

% of 2006 first nine months segment net revenue generated outside U.S.	45%	43%	54%

Principal business operations	Develops, manufactures, distributes and sells branded human ethical pharmaceuticals, biotechnology products, vaccines and nutrition products	Develops, manufactures, distributes and sells over-the-counter health care products	Develops, manufactures, distributes and sells biological and pharmaceutical products for animals

Principal product categories	Neuroscience therapies, cardiovascular products, nutrition products, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments, immunological products and women’s health care products	Analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and personal care items	Vaccines, pharmaceuticals, parasite control and growth implants

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

We also have a reportable Corporate segment primarily responsible for the treasury, tax and legal operations of our businesses. The Corporate segment maintains and/or incurs certain assets, liabilities, income, expense, gains and losses related to our overall management that are not allocated to the other reportable segments.

2006 First Nine Months Financial Highlights

•	Worldwide net revenue increased 8% over the 2005 first nine months to $15,130.5 million;
•	Pharmaceuticals net revenue increased 10% over the 2005 first nine months, reflecting the strong performance of PREVNAR, ENBREL, EFFEXOR, Nutrition, PROTONIX, the PREMARIN family of products, rhBMP-2 and TYGACIL offset, in part, by lower sales of ZOTON, which is experiencing generic competition;
•	Consumer Healthcare net revenue results reflect the absence of SOLGAR products, which were divested in the 2005 third quarter, and lower sales of ROBITUSSIN and ADVIL COLD & SINUS products, which were impacted by retailer actions and state and federal legislation related to pseudoephedrine-containing products. The 2006 first nine months results also reflect higher sales of ADVIL and CENTRUM; and
•	Animal Health net revenue increased 5% over the 2005 first nine months, reflecting higher sales of livestock and companion animal products, partially offset by lower sales of equine products.

Our Principal Products

Set forth below is a summary of net revenue performance of our principal products in the 2006 first nine months:

(Dollars in millions)	2006 First Nine Months Net Revenue	% Increase over 2005 First Nine Months
EFFEXOR	$2,786.0	6%
PREVNAR	1,459.6	32%
PROTONIX	1,375.4	8%
ENBREL (outside of the U.S. and Canada)(1)	1,083.5	38%
Alliance revenue(2)	968.8	21%
Nutrition	894.1	14%
PREMARIN family	788.5	14%
ZOSYN/TAZOCIN	723.2	5%

(1)	ENBREL net revenue includes sales of ENBREL outside of the United States and Canada where we have exclusive rights, but does not include our share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen Inc. (Amgen), which we record as alliance revenue.

(2)	Alliance revenue is generated from sales of ENBREL (in the United States and Canada), ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson. See the discussion below regarding our amended and restated co-promotion agreement for ALTACE.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

•	EFFEXOR is our novel antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder. EFFEXOR remains our largest franchise and the number one selling antidepressant globally.
•	PREVNAR is our vaccine for preventing invasive pneumococcal disease in infants and children. It is the first and only vaccine product ever to achieve $1,000.0 million in annual net revenue. Revenue growth for PREVNAR in the 2006 third quarter was largely driven by activities associated with the commencement of national immunization programs in the United Kingdom, Germany and Mexico. The addition of PREVNAR to the national immunization schedules in Greece, Norway, Switzerland, Belgium and the Netherlands was also recently announced. PREVNAR is the world’s best selling vaccine and is now available in 70 countries worldwide.
•	PROTONIX is our proton pump inhibitor (PPI) for gastroesophageal reflux disease. The PPI category is highly competitive, and we have continued to focus on our strategy of higher value prescriptions within the third-party managed care segment. We are also tailoring our marketing programs to capitalize on unique local market opportunities. PROTONIX continues to have the highest preferred access with health maintenance organizations (HMOs) among the branded PPIs and is the leader among branded PPIs on Medicare drug plan formularies.
•	ENBREL is our treatment for rheumatoid arthritis, psoriasis and other conditions. We have exclusive rights to ENBREL outside of the U.S. and Canada and we co-promote ENBREL with Amgen in the U.S. and Canada. ENBREL maintains its leading U.S. market position in rheumatology and dermatology. In the 2006 first quarter, programs were implemented to assist seniors in the enrollment for Medicare Part D plans. Additional initiatives were launched in the 2006 second quarter to assist patients with out-of-pocket co-pay costs. These additional initiatives are designed to assist both Medicare and non-Medicare ENBREL patients. In July 2006, we launched the Sure Click auto injector in the U.S. to improve the customer’s convenience of use of ENBREL. During 2005, we launched ENBREL in Japan for the treatment of rheumatoid arthritis through our joint venture with Takeda Pharmaceutical Company, Limited (Takeda).
•	Alliance revenue includes our share of profits from sales of ENBREL in the U.S. and Canada, where we co-promote the product with Amgen; our share of profits from sales of ALTACE, which is co-promoted with King Pharmaceuticals, Inc. (King); and certain revenue earned related to sirolimus, the active ingredient in RAPAMUNE, which coats the CYPHER coronary stent marketed by Johnson & Johnson. In July 2006, King and Wyeth announced that the companies had entered into an Amended and Restated Co-Promotion Agreement regarding ALTACE. Effective January 1, 2007, King will assume full responsibility for the selling and marketing of ALTACE. For the remainder of 2006, the Wyeth sales force will continue to promote the product with King. Wyeth will receive a fee thereafter through 2010 generally based on a percentage of ALTACE net sales and subject to annual payment limits.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

•	Nutrition includes our infant formula and toddler products NURSOY, PROGRESS, PROMIL and S-26.
•	Our PREMARIN family of products remains the standard therapy to help women address serious menopausal symptoms.
•	ZOSYN (TAZOCIN internationally), our broad-spectrum I.V. antibiotic, is the only currently marketed I.V. antibiotic proven to help minimize the emergence of bacterial resistance. We launched our new, advanced formulation of ZOSYN/TAZOCIN in the U.S. in the 2006 first quarter. While demand for ZOSYN remains strong, results in the 2006 first half were limited by our recovery from manufacturing supply limitations that began in the 2005 fourth quarter. We are working to improve supply and continue to anticipate stronger growth for the ZOSYN franchise for the remainder of the year.

For a full description of our principal products, the preceding summary should be read in conjunction with our principal product summary in the overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Financial Report as incorporated in our 2005 Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006.

Our Product Pipeline

Our New Drug Application (NDA) filings with the U.S. Food and Drug Administration (FDA) for PRISTIQ (desvenlafaxine succinate), a serotonin norepinephrine reuptake inhibitor (SNRI), for the treatment of major depressive disorder in 2005 and vasomotor symptoms associated with menopause in 2006 remain under regulatory review. With respect to PRISTIQ for the treatment of major depressive disorder (MDD), we expect to receive an FDA action letter in January 2007. With respect to PRISTIQ as a non-hormonal treatment for vasomotor symptoms (VMS) associated with menopause, we expect to receive an FDA action letter in April 2007.

We are currently conducting additional clinical trials in MDD, including studies at lower dosage levels, and plan to begin to evaluate the results of the low-dose studies in early 2007 before determining launch plans for PRISTIQ for the treatment of MDD. Our actual course and launch timing for the MDD indication will be predicated on three elements: FDA approval of our NDA for MDD, the results of the low-dose studies and the progress of FDA review of our NDA for VMS.

Our 2005 NDA filing with the FDA for LYBREL (levonorgestrel/ethinyl estradiol), a new low-dose, non-cyclic continuous combination oral contraceptive, remains under regulatory review. In June 2006, we received an approvable letter for LYBREL from the FDA, and submitted a complete response including additional stability data regarding the LYBREL manufacturing method. The FDA also indicated that it plans to convene a public meeting of contraceptive experts to discuss the clinical aspects of LYBREL. The anticipated topics include a review of the Pearl Index, which is a calculation of the pregnancy rates among study participants looking specifically at the data from the U.S. study, bleeding patterns, and the discontinuation rate among women taking LYBREL. We recently committed to the FDA to amend our LYBREL NDA to reflect a change to an improved manufacturing process. If FDA reviews this amendment in the current cycle we would expect action on our NDA no earlier than May 2007. We expect to launch LYBREL in 2007, subject to satisfactory resolution of items outlined in the approvable letter.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

During the 2006 second quarter, we filed an NDA for VIVIANT (bazedoxifene) for prevention of osteoporosis. On October 5, 2006, we filed an NDA for TORISEL (temsirolimus) for treatment of renal cell carcinoma, and on October 11, 2006, in concert with our partner Solvay Pharmaceuticals, an NDA was filed for bifeprunox for the treatment of schizophrenia.

We expect to make an NDA filing for methylnaltrexone (subcutaneous formulation) for the treatment of opioid-induced side effects in patients with advanced illness (in concert with our partner Progenics Pharmaceuticals, Inc. (Progenics)) in early 2007. In July 2006, we received Fast Track status from the FDA for the intravenous form of methylnaltrexone being investigated for the treatment of postoperative ileus, a serious impairment of gastrointestinal function that delays recovery and can prolong hospitalization. The FDA Fast Track designation facilitates development and can expedite regulatory review of drugs that the FDA recognizes to potentially address an unmet medical need for serious or life-threatening conditions. An NDA submission is planned for the intravenous form of methylnaltrexone in late 2007 or early 2008.

In August 2006, the FDA conducted a pre-approval inspection at our Guayama, Puerto Rico manufacturing facility in connection with our currently pending NDA filing for PRISTIQ for the treatment of MDD. While the FDA did not issue any inspectional observations, the scope of the inspection was limited to manufacturing processes specific to the PRISTIQ MDD NDA. FDA approval of our pending NDA filings for PRISTIQ for the VMS indication, LYBREL, VIVIANT and bifeprunox will depend, among other factors, on satisfactory completion of pre-approval inspections for these products at our Guayama facility. As more fully described below under “Our Challenging Business Environment,” the facility is currently the subject of a Warning Letter from the FDA. FDA approval of each of the above mentioned NDAs is also contingent upon the FDA determining that the cGMP compliance status of the facility is satisfactory, which we do not expect to occur by the January 2007 FDA action date for our NDA for PRISTIQ for the treatment of MDD.

Completing these major NDA filings and preparing for these new product launches over this relatively short time frame is one of the most ambitious product introduction objectives in our history and will present significant operational challenges.

We continue to actively pursue in-licensing opportunities and strategic collaborations to supplement our internal research and development efforts, such as the collaborations we entered into in 2005 with Progenics and with Trubion Pharmaceuticals, Inc. We face heavy competition from our peers in securing these relationships but believe that the excellence of our research and development and commercial organizations and the breadth of our expertise across traditional pharmaceuticals, biopharmaceuticals and vaccines position us well. We intend to continue to aggressively pursue these kinds of opportunities.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Our Diet Drug Litigation

We continue to address the challenges of our diet drug litigation. In January 2005, we announced that we were in discussions with plaintiffs’ attorneys representing a number of individuals who opted out of the National Diet Drug Settlement regarding a proposed process for settling downstream opt out cases (as well as the primary pulmonary hypertension (PPH) and initial opt out cases handled by plaintiffs’ counsel participating in the process). As a result of the discussions to date, as of September 30, 2006, we had reached agreements, or agreements in principle, to settle the claims of approximately 99% of the approximately 63,000 Intermediate and Back-End opt out claimants who have filed lawsuits against us. As of September 30, 2006, approximately 50,000 of these claimants had received settlement payments following the dismissal of their cases. We will continue to vigorously defend those cases that are not settled.

The $3,070.0 million reserve balance at September 30, 2006 represents our best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs. It is possible that additional reserves may be required in the future, although we do not believe that the amount of any such additional reserves is likely to be material.

Change in Accounting for Share-Based Payments

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (Statement 123R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. The 2006 third quarter and first nine months results included stock option expense, which reduced diluted earnings per share by approximately $0.03 and $0.10, respectively. The 2005 third quarter and first nine months results, which have not been restated to include the impact of expensing stock options, would have been lower by approximately $0.04 and $0.13 per share-diluted, respectively, had we expensed stock options. See Note 6 to the consolidated condensed financial statements for further discussion related to stock-based compensation. The impact of expensing stock options for 2006 is projected to be approximately $0.12 to $0.13 per share-diluted. The actual amount of compensation expense to be recorded is highly dependent on the number of options granted and fluctuations in our stock price.

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

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

On May 9, 2006, we received a Warning Letter from the FDA that raised several specific concerns about manufacturing at our Guayama, Puerto Rico facility. We submitted a timely response to the FDA, and we are working cooperatively with the agency to address the issues raised in the Warning Letter as quickly and effectively as possible. There are no patient safety concerns associated with the issues raised in the Warning Letter. In response to the Warning Letter, we have taken a number of steps to reinforce compliance at the Guayama, Puerto Rico site, including improving key standard operating procedures, hiring new personnel, undertaking additional training, expanding the senior leadership presence in Puerto Rico and engaging an independent expert consultant to supplement our oversight of good manufacturing practices, and we will be undertaking additional remedial actions. Although it remains our goal to resolve these issues as quickly as possible, we do not expect resolution of these issues before early 2007, and we cannot exclude the possibility that these issues will result in further regulatory action or delays in the approval of new products or release of approved products manufactured at the Guayama, Puerto Rico facility.

Additionally, we are faced with the moderating rate of growth of some of our major products, principally EFFEXOR XR (extended release capsules) and the other EFFEXOR products. The FDA has requested that all antidepressant manufacturers re-examine data regarding suicidality from clinical trials in adults using the same approach developed for evaluating pediatric data in 2004. The Company has responded to the FDA’s request. The FDA has indicated that it may hold an advisory committee meeting on this topic but one has not yet been scheduled.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Late in 2005, we reached agreement with Teva Pharmaceutical Industries Ltd. (Teva) on a settlement of the U.S. patent litigation pertaining to Teva’s generic version of our EFFEXOR XR (extended release capsules) antidepressant. This agreement permits Teva to launch generic versions of EFFEXOR XR (extended release capsules) and EFFEXOR (immediate release tablets) in the United States pursuant to certain licenses effective beginning on July 1, 2010 and June 15, 2006, respectively, subject to earlier launch based on specified events. Teva also will be permitted to launch a generic version of EFFEXOR XR (extended release capsules) in Canada pursuant to a license effective beginning on December 1, 2006, subject to earlier launch based on specified events. In connection with these licenses, Teva will pay us specified percentages of gross profit from sales of each of the Teva generic versions. We estimate that approximately two-thirds of EFFEXOR (immediate release tablets) prescriptions in the United States have been converted to Teva’s generic versions since its August 2006 launch, and we expect Teva’s launch of a generic version of EFFEXOR XR (extended release capsules) in Canada to decrease our sales of these products significantly in that market. While it is possible that Teva’s introduction of a generic version of EFFEXOR (immediate release tablets) in the United States could adversely impact our U.S. sales of EFFEXOR XR (extended release capsules), we have not experienced an impact to date and continue to anticipate that any impact will be modest given the significant differences in product profiles.

Additionally, generic versions of EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) have been introduced in select markets outside of the United States and Canada. We expect the impact on our results during the balance of this year and 2007 to be modest and slow to accrue over time given that these markets outside of the United States and Canada represent a small portion of worldwide sales.

Our sales of ZOSYN could be significantly affected if the product faces generic competition in the United States and other major markets in the future. In February 2007, the compound patent claiming one of the active ingredients of ZOSYN expires in the United States. Additional process and manufacturing patents extend beyond this date. Our new formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection extending post-2020. Depending upon the FDA’s response to the petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 7 of our Quarterly Report on 10-Q for the quarterly period ended March 31, 2006 and Note 14 of our 2005 Financial Report as incorporated in our 2005 Annual Report on Form 10-K, we could face generic competition in the United States as early as the 2007 first quarter. The compound patents claiming one of the active ingredients of ZOSYN in most major countries outside the United States where we have patent protection expire in the 2007 third quarter. Thus, we may face generic competition in these countries as early as the 2007 third quarter.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Our Productivity Initiatives

We are continuing with our long-term global productivity initiatives, collectively called “Project Springboard,” which were launched in 2005 to adapt to the changing pharmaceutical industry environment. The guiding principles of these initiatives include innovation, cost savings, process excellence and accountability, with an emphasis on improving productivity. In connection with these initiatives, we entered into a master services agreement with Accenture LLP (Accenture) in July 2006. Accenture will provide us with transactional processing and administrative support services over a broad range of areas, including information systems and financial, human resources and accounting services. Transactional processing services are scheduled to commence in 2007. We are reviewing our production network to achieve optimal efficiencies and to reduce production costs for our global core products. As a result of these and other related initiatives, we recorded pre-tax charges of $80.2 million and $154.8 million in the 2006 third quarter and first nine months, respectively. As of September 30, 2006, total net pre-tax charges of $345.4 million have been recorded in connection with the productivity initiatives since their inception. Additional costs associated with these initiatives are expected to continue for several years as further strategic decisions are made; costs are projected to total approximately $750.0 million to $1,000.0 million, on a pre-tax basis. For the balance of 2006 and in future years, we will continue with our long-term productivity initiatives with the objective of making Wyeth more efficient and more effective so that we may continue to thrive in this increasingly challenging industry environment.

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

SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. The Company determines the fair value of share-based awards using the Black-Scholes option pricing model. The Black-Scholes option pricing model incorporates certain assumptions, such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the options. Determining these assumptions are subjective and complex, and therefore, actual results could differ from those estimates. Prior to adopting SFAS No. 123R, the Company applied Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25), and related interpretations, in accounting for its stock incentive plans. Under APB No. 25, no stock-based employee compensation cost was reflected in net income, other than for the Company’s restricted stock and performance-based restricted stock awards, as options granted under all other plans had an exercise price equal to the market value of the underlying common stock at the date of the grant.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Results of Operations

Net Revenue

Worldwide net revenue increased 9% for the 2006 third quarter and 8% for the 2006 first nine months compared with prior year levels. The increase in worldwide net revenue in the 2006 third quarter was due primarily to increases in the Pharmaceuticals and Consumer Healthcare segments. The increase in worldwide net revenue for the 2006 first nine months was due to increases in the Pharmaceuticals and Animal Health segments, offset, in part, by a decrease in the Consumer Healthcare segment. Excluding the favorable impact of foreign exchange, worldwide net revenue increased 7% for the 2006 third quarter. The impact of foreign exchange on worldwide net revenue was not significant for the 2006 first nine months.

The following table sets forth worldwide net revenue results by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Net Revenue
(Dollars in millions)	Three Months Ended September 30,
Segment	2006	2005	% Increase
Pharmaceuticals	$4,260.5	$3,872.3	10%
Consumer Healthcare	663.3	636.2	4%
Animal Health	212.0	207.8	2%

Total	$5,135.8	$4,716.3	9%

	Net Revenue
(Dollars in millions)	Nine Months Ended September 30,		% Increase/
Segment	2006	2005	(Decrease)
Pharmaceuticals	$12,582.3	$11,458.8	10%
Consumer Healthcare	1,815.5	1,853.0	(2)%
Animal Health	732.7	697.3	5%

Total	$15,130.5	$14,009.1	8%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

The following table sets forth the percentage changes in worldwide net revenue by reportable segment and geographic area from the comparable period in the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

	% Increase (Decrease) Three Months Ended September 30, 2006				% Increase (Decrease) Nine Months Ended September 30, 2006
	Volume	Price	Foreign Exchange	Total Net Revenue	Volume	Price	Foreign Exchange	Total Net Revenue

Pharmaceuticals
United States	2%	6%	—	8%	3%	7%	—	10%
International	10%	(2)%	4%	12%	12%	(2)%	—	10%

Total	6%	2%	2%	10%	7%	3%	—	10%

Consumer Healthcare
United States	3%	1%	—	4%	(4)%	1%	—	(3)%
International	(1)%	1%	4%	4%	(4)%	2%	1%	(1)%

Total	2%	1%	1%	4%	(4)%	1%	1%	(2)%

Animal Health
United States	(12)%	6%	—	(6)%	(1)%	6%	—	5%
International	3%	3%	3%	9%	2%	2%	1%	5%

Total	(4)%	4%	2%	2%	1%	4%	—	5%

Total
United States	2%	5%	—	7%	2%	6%	—	8%
International	9%	(2)%	4%	11%	9%	(1)%	—	8%

Total	5%	2%	2%	9%	5%	3%	—	8%

Pharmaceuticals

Worldwide Pharmaceuticals net revenue increased 10% for both the 2006 third quarter and the 2006 first nine months due primarily to higher sales of PREVNAR, ENBREL (internationally), EFFEXOR, Nutrition products, PROTONIX, the PREMARIN family of products, rhBMP-2 and TYGACIL, offset, in part, by lower sales of ZOTON, which is currently experiencing generic competition in the United Kingdom and other European countries and will experience generic competition in the near future in other countries as patent protection expires in those countries. The increase in PREVNAR net revenue reflected higher sales volume due primarily to the introduction of PREVNAR into the National Immunization Program in the U.K. The increase in PROTONIX net revenue reflects the continued focus of the PROTONIX business towards the higher margin managed care segment. Additionally, alliance revenue increased 11% to $357.3 million for the 2006 third quarter and increased 21% to $968.8 million for the 2006 first nine months primarily as a result of higher sales of ENBREL in North America. Excluding the favorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 8% for the 2006 third quarter. The impact of foreign exchange on Pharmaceuticals worldwide net revenue was not significant for the 2006 first nine months.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Consumer Healthcare

Worldwide Consumer Healthcare net revenue increased 4% for the 2006 third quarter and decreased 2% for the 2006 first nine months. The increase in the 2006 third quarter was due primarily to an increase in sales of ADVIL, DIMETAPP and ROBITUSSIN. The decrease in the 2006 first nine months was due primarily to the absence of 2006 sales of SOLGAR products, which were divested in the 2005 third quarter, as well as lower sales of ROBITUSSIN and ADVIL COLD & SINUS due to the impact of retailer actions and state and federal legislation related to pseudoephedrine (PSE)-containing products, offset, in part, by an increase in sales of ADVIL and CENTRUM. These results included a provision of $31.5 million recorded in the 2006 first quarter for anticipated returns in connection with the PSE-containing products. During the 2006 second quarter this provision was reduced by $10.0 million based upon an analysis of actual returns in the quarter. Excluding the favorable impact of foreign exchange, worldwide Consumer Healthcare net revenue increased 3% for the 2006 third quarter and decreased 3% for the 2006 first nine months.

Animal Health

Worldwide Animal Health net revenue increased 2% for the 2006 third quarter due primarily to higher sales of livestock products. Worldwide Animal Health net revenue increased 5% for the 2006 first nine months due primarily to higher sales of livestock and companion animal products, partially offset by lower sales of equine products. Excluding the favorable impact of foreign exchange, worldwide Animal Health net revenue was flat for the 2006 third quarter. The impact of foreign exchange on Animal Health worldwide net revenue was not significant for the 2006 first nine months.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

The following tables set forth the significant worldwide Pharmaceuticals, Consumer Healthcare and Animal Health net revenue by product for the three and nine months ended September 30, 2006 compared with the same periods in the prior year:

Pharmaceuticals
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
EFFEXOR	$923.7	$860.6	$2,786.0	$2,617.8
PREVNAR	509.8	393.1	1,459.6	1,107.5
PROTONIX	452.5	404.7	1,375.4	1,268.0
ENBREL(1)	378.3	276.3	1,083.5	785.6
Nutrition	305.8	264.1	894.1	784.9
PREMARIN family	262.9	219.6	788.5	690.4
ZOSYN/TAZOCIN	244.6	226.7	723.2	686.6
Oral Contraceptives	105.3	132.0	349.5	407.8
BENEFIX	83.2	80.2	263.0	252.2
RAPAMUNE	83.8	77.5	245.6	220.8
rhBMP-2	74.1	67.9	230.6	177.5
REFACTO	77.7	70.6	225.2	203.1
ZOTON	27.7	89.8	106.9	311.9
TYGACIL	20.1	2.7	47.2	2.7
Alliance revenue(2)	357.3	321.0	968.8	798.0
Other	353.7	385.5	1,035.2	1,144.0

Total Pharmaceuticals	$4,260.5	$3,872.3	$12,582.3	$11,458.8

(1)	ENBREL net revenue includes sales of ENBREL outside of the United States and Canada where we have exclusive rights but does not include our share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen, which we record as alliance revenue.

(2)	Alliance revenue is generated from sales of ENBREL (in the United States and Canada), ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Consumer Healthcare
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
CENTRUM	$171.7	$171.1	$475.8	$461.1
ADVIL(1)	150.4	135.1	447.9	396.1
ROBITUSSIN	78.0	71.8	146.5	166.4
CALTRATE	46.9	48.1	144.6	143.5
PREPARATION H	25.8	26.4	75.4	79.1
CHAPSTICK	32.5	32.5	72.6	78.1
DIMETAPP	28.4	20.6	54.3	54.6
ALAVERT	12.4	11.3	46.2	44.1
ADVIL COLD & SINUS(1)	16.6	18.7	42.5	60.2
SOLGAR(2)	—	6.0	—	58.5
Other	100.6	94.6	309.7	311.3

Total Consumer Healthcare	$663.3	$636.2	$1,815.5	$1,853.0

(1)	CHILDREN’S ADVIL net revenue for 2005 was reclassified from ADVIL COLD & SINUS to ADVIL in order to conform to the 2006 presentation.

(2)	The SOLGAR product line was divested in the 2005 third quarter.

Animal Health
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Livestock products	$99.7	$94.1	$313.0	$292.0
Companion animal products	63.2	64.6	229.6	209.7
Equine products	22.0	23.5	107.0	115.2
Poultry products	27.1	25.6	83.1	80.4

Total Animal Health	$212.0	$207.8	$732.7	$697.3

Sales Deductions

We deduct certain items from gross revenue, which primarily consist of provisions for product returns, cash discounts, chargebacks/rebates, customer allowances and consumer sales incentives. The provision for chargebacks/rebates relates primarily to U.S. sales of pharmaceutical products provided to wholesalers and managed care organizations under contractual agreements or to certain governmental agencies that administer benefit programs, such as Medicaid. While different programs and methods are utilized to determine the chargeback or rebate provided to the customer, we consider both to be a form of price reduction. Chargebacks/rebates are the only deductions from gross revenue that we consider significant and approximated $588.6 million for the 2006 third quarter and $1,646.7 million for the 2006 first nine months compared with $569.6 million for the 2005 third quarter and $1,785.3 million for the 2005 first nine months.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Except for chargebacks/rebates, provisions for each of the other components of sales deductions, including product returns, are individually less than 2% of gross sales. The provisions charged against gross sales for product returns were $22.8 million and $123.5 million for the 2006 third quarter and first nine months, respectively, compared with $39.8 million and $140.1 million for the 2005 third quarter and first nine months.

Operating Expenses

Stock-based compensation expense for the 2006 third quarter and first nine months has been recorded in accordance with SFAS No. 123R, which the Company adopted as of January 1, 2006. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations as compensation expense (based on their fair values) over the vesting period of the awards. The 2006 third quarter and first nine months included stock-based compensation expense for stock options, restricted stock and performance share awards. The 2005 third quarter and first nine months included stock-based compensation expense for restricted stock and performance share awards only. Prior to the adoption of SFAS No. 123R, no expense was recorded for stock options. For the three and nine months ended September 30, 2006 and 2005, stock-based compensation expense was recorded as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Cost of goods sold	$8.9	$0.8	$24.3	$1.4
Selling, general and administrative expenses	55.3	28.6	187.0	59.0
Research and development expenses	25.2	7.4	85.9	16.5

Total stock-based compensation expense	$89.4	$36.8	$297.2	$76.9

See Note 6 to the consolidated condensed financial statements for further discussion related to stock-based compensation.

Cost of goods sold, as a percentage of Net revenue, decreased to 27.0% for the 2006 third quarter compared with 28.9% for the 2005 third quarter due primarily to a decrease in charges associated with the Company’s productivity initiatives and to lower cost of goods sold related to cost savings resulting from the activities associated with the productivity initiatives. The 2006 first nine months decreased to 27.1% compared with 28.9% for the 2005 first nine months due primarily to lower inventory adjustments and lower cost of goods sold associated with ENBREL validation batches and Grange Castle pre-operating costs (which occurred in 2005) offset, in part, by higher charges associated with the Company’s productivity initiatives. The increase in gross margin was also due to higher alliance revenue, and a more favorable product mix in both the Pharmaceuticals and Consumer Healthcare segments due to higher sales of higher margin PREVNAR, EFFEXOR and the PREMARIN family of products and the absence of 2006 first nine months sales of lower margin SOLGAR products, which were divested in the 2005 third quarter.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Selling, general and administrative expenses, as a percentage of Net revenue, decreased 1.0% for the 2006 third quarter and decreased 0.9% for the 2006 first nine months as compared with 2005. The decreases were due primarily to lower selling expenses in the Pharmaceuticals and Consumer Healthcare segments, which were partially offset by the impact of expensing stock options and pre- and post-launch marketing costs for TYGACIL and LYBREL.

Research and development expenses increased 19% for the 2006 third quarter and increased 17% for the 2006 first nine months as compared with 2005. The increases were primarily due to higher compensation-related expenses, including the impact of expensing stock options, and higher cost-sharing expenditures related to pharmaceutical collaborations.

Interest (Income) Expense and Other Income

Interest (income) expense, net for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2006	2005	2006	2005
Interest expense	$145.8	$104.0	$423.0	$285.5
Interest income	(134.5)	(70.1)	(371.8)	(186.9)
Less: amount capitalized for capital projects	(19.4)	(13.7)	(51.3)	(31.2)

Total interest (income) expense, net	$(8.1)	$20.2	$(0.1)	$67.4

Interest income, net for the 2006 third quarter and first nine months was $8.1 million and $0.1 million, respectively, as compared to Interest expense, net of $20.2 million and $67.4 million for the 2005 third quarter and first nine months, respectively. The change was due to higher interest income and higher capitalized interest, offset partially by higher interest expense. Weighted average debt outstanding during the 2006 third quarter and first nine months was $9,130.3 million and $9,154.2 million, respectively, compared with prior year levels of $7,903.7 million and $7,873.3 million, respectively. The impact of higher weighted average debt outstanding on interest expense was offset by increased interest income earned on higher cash balances in 2006 versus 2005. The higher capitalized interest resulted from increased spending for long-term capital projects in process.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Other income, net decreased by approximately $36.3 million and $142.8 million for the 2006 third quarter and first nine months, respectively, due primarily to lower net gains resulting from product divestitures. Pre-tax gains from the divestiture of certain Pharmaceuticals and Consumer Healthcare products were approximately $4.4 million and $38.7 million for the 2006 third quarter and first nine months, respectively, compared with prior year levels of $37.0 million and $180.0 million, respectively. The 2006 divestitures included product rights to MINOCIN in the United States. The 2005 divestitures included product rights to SYNVISC, EPOCLER (in Brazil) and the sale of the SOLGAR line of products. The sales, profits and net assets of these divested products, individually or in the aggregate, were not material to either business segment or our consolidated financial position or results of operations.

Income (Loss) Before Income Taxes

The following table sets forth worldwide income (loss) before income taxes by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Income (Loss) Before Income Taxes
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions) Segment	2006	2005	% Increase/ (Decrease)	2006	2005	% Increase/ (Decrease)
Pharmaceuticals(1)(3)	$1,400.5	$1,248.4	12%	$4,176.5	$3,672.0	14%
Consumer Healthcare(1)(3)	173.9	184.9	(6)%	354.7	403.7	(12)%
Animal Health(1)	31.7	29.2	9%	148.2	142.0	4%
Corporate(1)(2)	(160.5)	(198.4)	(19)%	(344.1)	(336.1)	2%

Total	$1,445.6	$1,264.1	14%	$4,335.3	$3,881.6	12%

(1)	Stock-based compensation expense for the 2006 third quarter and first nine months has been recorded in accordance with SFAS No. 123R, which the Company adopted as of January 1, 2006. Income before taxes for the 2006 third quarter and first nine months included stock-based compensation expense of $89.4 and $297.2, respectively, for stock options, restricted stock and performance share awards. For the 2006 third quarter, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $61.7, Consumer Healthcare – $6.2, Animal Health – $2.5 and Corporate – $19.0. For the 2006 first nine months, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $209.9, Consumer Healthcare – $20.6, Animal Health – $8.4 and Corporate – $58.3.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Income (loss) before taxes for the 2005 third quarter and first nine months included stock-based compensation expense of $36.8 and $76.9, respectively, for restricted stock and performance share awards only. Prior to the adoption of SFAS No. 123R, no expense was recorded for stock options. For the 2005 third quarter, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $17.9, Consumer Healthcare – $1.7, Animal Health – $0.7 and Corporate – $16.5. For the 2005 first nine months, stock-based compensation was recorded within the reportable segments as follows: Pharmaceuticals – $39.2, Consumer Healthcare – $3.7, Animal Health – $1.6 and Corporate – $32.4.

(2)	Corporate included a net charge of $80.2 and $154.8 for the 2006 third quarter and first nine months, respectively, and $95.8 million for the 2005 third quarter and first nine months related to the Company’s productivity initiatives. For the 2006 third quarter, the activities related to the reportable segments as follows: Pharmaceuticals – $79.5 and Consumer Healthcare – $0.7. For the 2006 first nine months, the activities related to the reportable segments as follows: Pharmaceuticals – $146.8 and Consumer Healthcare – $8.0. For the 2005 third quarter and first nine months, the activities related to the Pharmaceuticals business. Excluding these charges, Corporate expenses decreased approximately 22% and 21% for the 2006 third quarter and first nine months, respectively.

(3)	Income before income taxes for the 2006 third quarter and first nine months included gains from product divestitures of approximately $4.4 and $37.3, respectively, in the Pharmaceuticals segment primarily from the divestiture of product rights to MINOCIN in the U.S. Income before income taxes for the 2005 third quarter and first nine months included gains from product divestitures of $3.5 and $130.8, respectively, in the Pharmaceuticals segment primarily from the divestiture of product rights to SYNVISC. In addition, income before taxes for the 2005 third quarter and first nine months included gains from product divestitures of $33.5 and $49.2, respectively, in the Consumer Healthcare segment primarily from the divestiture of EPOCLER in Brazil and the SOLGAR line of products.

Worldwide Pharmaceuticals income before income taxes for the 2006 third quarter and first nine months increased 12% and 14%, respectively, due primarily to higher net revenue, higher gross margins earned on worldwide sales of Pharmaceuticals products, and lower selling and general expenses, as a percentage of net revenue, offset by higher research and development expenses.

Worldwide Consumer Healthcare income before income taxes decreased 6% and 12% for the 2006 third quarter and first nine months, respectively. The 2006 third quarter decrease was due primarily to higher research and development expenses and lower other income, net, offset, in part, by higher net revenue and higher gross profit margins earned on worldwide sales of Consumer Healthcare products. The 2006 first nine months decrease was due primarily to lower net revenue, higher research and development expenses and lower other income, net, offset, in part, by lower selling and general expense, as a percentage of net revenue. The 2006 third quarter and first nine months were impacted by the absence of net revenue from SOLGAR products, which were divested in the 2005 third quarter, as well as the impact of retailer actions and state and federal legislation in connection with pseudoephedrine (PSE)-containing products.

Worldwide Animal Health income before income taxes for the 2006 third quarter and first nine months increased approximately 9% and 4%, respectively. The 2006 third quarter and first nine months increases were due primarily to higher net revenue and decreased cost of goods sold, as a percentage of net revenue, offset, in part, by higher selling and general expenses, as a percentage of net revenue. Selling expenses were impacted by a $9.0 million provision (recorded in the 2006 second quarter) related to the voluntary recall of one serial of RABVAC (rabies vaccine) in the U.S. This reserve represents re-vaccination fees to veterinarians.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Corporate expenses, net for the 2006 third quarter decreased to $160.5 million from $198.4 million for the 2005 third quarter as a result of lower productivity initiative charges and lower interest (income) expense, net, offset in part, by lower other income, net. Corporate expenses, net for the 2006 first nine months were $344.1 million compared with $336.1 million for the 2005 first nine months. Corporate expenses, net for the 2006 first nine months were impacted by a decrease in interest (income) expense, net, which was partially offset by lower other income, net.

Income Taxes

The effective tax rates were 20.0% and 22.9% for the 2006 third quarter and first nine months, respectively, compared with 31.2% and 24.7%, respectively, for the prior year. Excluding certain items affecting comparability and assuming the expensing of stock options for the 2005 third quarter and first nine months (as discussed below under “Consolidated Net Income and Diluted Earnings Per Share Results”), the effective tax rate increased to 25.2% for the 2006 third quarter compared with 18.5% for the prior year and increased to 24.8% for the 2006 first nine months compared with 20.5% for the prior year. These increases reflect the impact of higher sales of certain Pharmaceuticals products (i.e. ENBREL and PREVNAR) that are manufactured in less favorable tax jurisdictions and increased expenditures on research and development in non-U.S. locations. The 2006 third quarter and first nine months rates do not assume the benefit of certain research and development tax credits since they have not yet been renewed for 2006. The 2005 rates were impacted by a 2005 third quarter $71.5 million tax refund related to prior year tax matters.

Consolidated Net Income and Diluted Earnings Per Share Results

Net income and diluted earnings per share for the 2006 third quarter were $1,156.9 million and $0.85, respectively, compared with net income and diluted earnings per share of $869.9 million and $0.64, respectively, in the 2005 third quarter, which represent increases of 33% and 33%, respectively. Net income and diluted earnings per share for the 2006 first nine months were $3,341.3 million and $2.45, respectively, compared with net income and diluted earnings per share of $2,924.6 million and $2.16, respectively, in the 2005 first nine months, which represent increases of 14% and 13%, respectively.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Our management uses various measures to manage and evaluate our performance and believes it is appropriate to specifically identify certain significant items included in net income and diluted earnings per share to assist investors with analyzing ongoing business performance and trends. In particular, our management believes that comparisons between 2006 and 2005 results of operations are impacted by the following items that are included in net income and diluted earnings per share:

•	2006 third quarter and first nine months net charges of $80.2 million ($54.9 million after-tax or $0.04 per share-diluted) and $154.8 million ($106.4 million after-tax or $0.08 per share-diluted), respectively, related to our productivity initiatives.
•	2006 third quarter favorable income tax adjustment of $70.4 million ($0.05 per share-diluted) related to a reduction of certain deferred tax asset valuation allowances, as discussed in Note 9 to the consolidated condensed financial statements.
•	2005 third quarter and first nine months net charges of $95.8 million ($63.4 million after-tax or $0.05 per share-diluted) related to our productivity initiatives.
•	2005 third quarter income tax charge of $170.0 million ($0.12 per share-diluted) recorded in connection with the Company’s decision to repatriate approximately $3.1 billion of foreign earnings in accordance with the Jobs Creation Act of 2004.

The productivity initiatives charges, which include costs associated with the Global Business Operations initiative, the costs of closing certain manufacturing facilities, certain reorganization expenses and the elimination of certain positions at the Company’s facilities have been identified as significant items by the Company’s management as these charges are not considered to be indicative of continuing operating results. The 2006 favorable income tax adjustment, which relates to the reduction of certain deferred tax asset valuation allowances, and the 2005 income tax charge, which relates to the repatriation of foreign earnings, have each been identified as significant items by the Company’s management due to their nature and magnitude.

In addition, effective January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 123R which requires the expensing of stock options. As a result, the 2006 third quarter and first nine months results included stock option expense, which reduced diluted earnings per share by approximately $0.03 and $0.10, respectively. The 2005 third quarter results, which have not been restated to include the impact of stock options, would have included a charge of $67.3 million ($50.2 million after-tax or $0.04 per share-diluted) had we expensed stock options. Similarly, the 2005 first nine months results would have included a charge of $218.6 million ($169.1 million after-tax or $0.13 per share-diluted). Our management believes that including this expense as part of the 2005 third quarter and first nine months provides a more meaningful comparison of our operations for these accounting periods.

Excluding the 2006 third quarter and first nine months productivity initiative charges and income tax adjustment and assuming the expensing of stock options for the 2005 third quarter and first nine months, the increases in net income and diluted earnings per share for the 2006 third quarter and first nine months were due primarily to higher net revenue, lower costs of goods sold and selling, general and administrative expenses, both as a percentage of net revenue, and lower interest (income) expense, net, offset, in part, by higher research and development spending as well as the impact of a higher effective tax rate compared with the 2005 third quarter and first nine months. The 2006 first nine months was also impacted by lower other income, net.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Gains from product divestitures constitute an integral part of our analysis of divisional performance and are important to understanding changes in our reported net income. Gains from product divestitures for the 2006 third quarter and first nine months were $4.4 million ($2.4 million after-tax) and $38.7 million ($26.0 million after-tax or $0.02 per share-diluted), respectively, compared with $37.0 million ($24.3 million after-tax or $0.02 per share-diluted) and $180.0 million ($117.1 million after-tax or $0.09 per share-diluted), respectively, for the 2005 third quarter and first nine months.

Liquidity, Financial Condition and Capital Resources

Cash flows provided by operating activities totaling $1,735.2 million during the 2006 first nine months were generated primarily by net earnings of $3,341.3 million, offset, in part, by payments of $2,642.6 million related to the diet drug litigation. In the 2006 second quarter, $400.0 million of these payments were paid from the Seventh Amendment security fund (see Note 7 to the consolidated condensed financial statements). The cash flow impact of the change in working capital, which used $768.3 million of cash as of September 30, 2006, excluding the effects of foreign exchange, was offset, in part, by non-cash depreciation and amortization expense and stock-based compensation included in net earnings. The change in working capital primarily consisted of a decrease in accounts payable and accrued expenses of $274.9 million relating to timing of payments, an increase in accounts receivable of $288.1 million relating to increased sales, an increase in inventory of $82.5 million due to increased inventory levels to support higher sales and a decrease in accrued taxes of $90.3 million due to timing of payments. The change in working capital, which used $583.8 million of cash as of September 30, 2005 excluding the effects of foreign exchange, was more than offset by non-cash depreciation and amortization expense and tax on repatriation included in net earnings. The change in working capital primarily consisted of an increase in accounts receivable of $334.2 million relating to increased sales, a decrease in accounts payable and accrued expenses of $239.5 million relating to timing of payments, an increase in accrued taxes of $237.1 million due to timing of payments, and an increase in other current assets of $229.0 million resulting from increased receivables for alliance revenue, interest income and income tax claims.

During the 2006 first nine months, we used $1,776.3 million of cash for purchases of marketable securities, $786.5 million of cash for investments in property, plant and equipment and $102.2 million of cash for the purchase of an additional equity interest in our joint venture in Japan with Takeda, pursuant to which we increased our ownership of the joint venture from 70% to 80% in April 2006. In addition, we received investment proceeds through the sales and maturities of marketable securities of $816.4 million and the sales of assets totaling $43.7 million.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

Our financing activities in the 2006 first nine months included dividend payments of $1,009.0 million and purchases of common stock for treasury of $367.0 million.

Included in Accrued Expenses is the current portion of the reserves for diet drug litigation in the amount of $2,370.0 million. Based on progress to date with various aspects of the diet drug litigation, a substantial portion of this balance is likely to be paid during the remainder of 2006.

At September 30, 2006, we had outstanding $9,239.5 million in total debt, which consisted of notes payable and other debt. Maturities of our obligations as of September 30, 2006 are set forth below.

(In millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Total debt	$9,239.5	$4.4	$443.7	$1,554.7	$7,236.7

The following represents our credit ratings as of September 30, 2006:

	Moody’s	S&P	Fitch

Short-term debt	P-2	A-1	F-2

Long-term debt(1)	Baa1	A	A-

Outlook	Positive	Stable	Stable

Last rating update	May 18, 2006	May 3, 2006	May 16, 2006

(1)	On November 1, 2006, Moody’s placed the Company’s long-term debt rating under review for possible upgrade.

As more fully described in Note 7 to the consolidated condensed financial statements and in prior filings, the Company is involved in various legal proceedings. The Company intends to vigorously defend itself and its products in these litigations and believes its legal positions are strong. However, in light of the circumstances discussed therein, it is not possible to determine the ultimate outcome of our legal proceedings and therefore, it is possible that the ultimate outcome of these proceedings could be material to our financial position, results of operations and/or cash flows.

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

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

•	Benefits from our business activities and transactions, productivity initiatives and facilities management, such as enhanced efficiency, reduced expenses, avoided expenditures and reduction of supply constraints;
•	Our expectations, beliefs, plans and strategies, anticipated developments and other matters that are not historical facts, including plans to continue our productivity initiatives and expectation regarding product demand and growth;
•	The resolution of the manufacturing issues at our Guayama, Puerto Rico manufacturing facility;
•	Anticipated receipt of, and timing with respect to, regulatory approvals and filings and anticipated product launches;
•	Anticipated developments relating to product supply and sales of our key products;
•	Sufficiency of facility capacity for growth;
•	Changes in our product mix;
•	Our ability to succeed in our strategy of focusing on higher value prescriptions within the third-party managed care segment;
•	Uses of borrowings under credit facilities and proceeds from debt issuances;
•	Timing and results of research and development activities, including those with collaborators;
•	Prospects for our product candidates;
•	Estimates and assumptions used in our critical accounting policies;
•	Costs related to product liability, patent protection, environmental matters, government investigations and other legal proceedings;
•	Opinions and projections regarding impact from, and estimates made for purposes of accruals for future liabilities with respect to, taxes, product liability claims and other litigation (including the diet drug litigation), environmental cleanup and other potential future costs;
•	Various aspects of the diet drug litigation;
•	Calculations of projected benefit obligations under pension plans, expected contributions to pension plans and expected returns on pension plan assets;
•	Assumptions used in calculations of deferred tax assets;
•	Future charges related to implementing our productivity initiatives;
•	Anticipated amounts of future contractual obligations and other commitments, including future minimum rental payments under non-cancelable operating leases and estimated future pension and other postretirement benefit payments;
•	The financial statement impact of changes in generally accepted accounting principles;
•	The projected impact of expensing stock options;
•	Plans to vigorously defend various lawsuits;
•	Our and our collaborators’ ability to protect our intellectual property, including patents;
•	Minimum terms for patent protection with respect to various products;
•	Future impact of manufacturing documentation issues at certain European manufacturing sites;

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2006

•	Impact of legislation or regulation affecting product approval, pricing, reimbursement or patient access, both in the United States and internationally;
•	Impact of managed care or health care cost-containment;
•	Impact of competitive products, including generics; and
•	Impact of economic conditions, including interest rate and exchange rate fluctuation.

Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. These risks and uncertainties include risks associated with the inherent uncertainty of the timing and success of product research, development and commercialization (including with respect to our pipeline products); drug pricing and payment for our products by government and third party-payors; manufacturing (including government regulation of manufacturing operations (including with respect to our Guayama, Puerto Rico manufacturing facility)); data generated on the safety and efficacy of our products; economic conditions including interest and currency exchange rate fluctuations; changes in generally accepted accounting principles; the impact of competitive or generic products; trade buying patterns; global business operations; product liability and other types of litigation; the impact of legislation and regulatory compliance; intellectual property rights; strategic relationships with third parties; environmental liabilities; and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, including our Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. In particular, we refer you to Item 1A. RISK FACTORS of our 2005 Annual Report on Form 10-K for additional information regarding the risks and uncertainties discussed above as well as additional risks and uncertainties that may affect our actual results. The forward-looking statements in this report are qualified by these risk factors.

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

The market risk disclosures appearing on page 64 of the Company’s 2005 Financial Report as incorporated by reference in our 2005 Annual Report on Form 10-K have not materially changed from December 31, 2005. At September 30, 2006, the fair values of our financial instruments were as follows:

(In millions) Description	Notional/ Contract Amount	Carrying Value	Fair Value
		Assets (Liabilities)
Forward contracts(1)	$1,658.1	$—	$—
Interest rate swaps	5,300.0	(38.1)	(38.1)
Outstanding debt(2)	9,278.3	(9,239.5)	(9,590.7)

(1)	If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net payable on the forward contracts would collectively decrease or increase by approximately $48.1.

(2)	If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $725.5.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The fair value of forward contracts, and interest rate swaps reflects the present value of the contracts at September 30, 2006 and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of September 30, 2006.

Item 4.	Controls and Procedures

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the 2006 third quarter, there were no significant changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—Other Information

Item 1.	Legal Proceedings

The information set forth in Note 7 to the Company’s consolidated condensed financial statements, Contingencies and Commitments, in this report is incorporated herein by reference.

Item 1A.	Risk Factors

Information regarding risk factors appears in Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Regarding Forward Looking Statements in this report and in Item 1A. RISK FACTORS of the Company’s 2005 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in the Company’s 2005 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to the Company’s repurchases of shares of its common stock during the 2006 third quarter:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2006 through July 31, 2006	80,753	$48.11	78,400	9,515,500
August 1, 2006 through August 31, 2006	1,122,951	47.59	1,122,000	8,393,500
September 1, 2006 through September 30, 2006	646,186	48.92	640,300	7,753,200

Total	1,849,890	$48.07	1,840,700

(1)	On January 27, 2006, the Company’s Board of Directors approved a share repurchase program allowing for the repurchase of up to 15.0 million shares of the Company’s common stock (the Share Repurchase Program). As a result of the new program, the Company terminated a share repurchase program adopted July 28, 1994, under which approximately 4.5 million shares remained available for repurchase.

(2)	In addition to purchases under the Share Repurchase Program, this column reflects the following transactions during the 2006 third quarter: (i) the surrender to the Company of 425 shares of common stock to pay the exercise price in connection with the exercise of employee stock options; (ii) the deemed surrender to the Company of 2,255 shares of common stock to satisfy tax withholding obligations in connection with the distribution of shares held in trust for employees who deferred receipt of such shares; and (iii) the surrender to the Company of 6,510 shares of common stock to satisfy tax withholding obligations for employees in connection with the issuance of restricted stock and/or performance share awards.

Item 6.	Exhibits

Exhibit No.	Description

(10.31 A)	Amendment to the Wyeth Management Incentive Plan (as amended through January 1, 2006, and further amended and clarified, effective as of January 1, 2005)

(10.42)	Wyeth Executive Retirement Plan (amended and restated effective as of January 1, 2005)

(10.60)	Wyeth 2005 (409A) Deferred Compensation Plan (effective January 1, 2005)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wyeth

(Registrant)

By:	/s/ Paul J. Jones
Paul J. Jones Vice President and Controller (Duly Authorized Signatory and Chief Accounting Officer)

Date: November 6, 2006

Exhibit Index

Exhibit No.	Description

(10.31 A)	Amendment to the Wyeth Management Incentive Plan (as amended through January 1, 2006, and further amended and clarified, effective as of January 1, 2005)

(10.42)	Wyeth Executive Retirement Plan (amended and restated effective as of January 1, 2005)

(10.60)	Wyeth 2005 (409A) Deferred Compensation Plan (effective January 1, 2005)

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-1