Form 10-K
period 2006-12-31
WYETH
filed 2007-02-26
CIK 5187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-1225

Wyeth

(Exact name of registrant as specified in its charter)

Delaware	13-2526821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Five Giralda Farms, Madison, NJ	07940-0874
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (973) 660-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$2 Convertible Preferred Stock, $2.50 par value	New York Stock Exchange
Common Stock, $0.33 1/3 par value	New York Stock Exchange

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

Aggregate market value at June 30, 2006	$59,276,381,529

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at January 31, 2007
Common Stock, $0.33 1/3 par value	1,346,170,001

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

(1)	2006 Financial Report - In Parts I and II
(2)	Definitive Proxy Statement to be filed on or about March 19, 2007 – In Part III

PART I

ITEM 1.	BUSINESS

General

Unless stated to the contrary, or unless the context otherwise requires, references to “Wyeth,” “the company,” “our company,” “our,” or “us” in this report include Wyeth and subsidiaries.

Wyeth, a Delaware corporation, organized in 1926, is currently engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in three primary businesses: Wyeth Pharmaceuticals, which we refer to as Pharmaceuticals, Wyeth Consumer Healthcare, which we refer to as Consumer Healthcare, and Fort Dodge Animal Health, which we refer to as Animal Health. Pharmaceuticals includes branded human ethical pharmaceuticals, biotechnology products, vaccines and nutrition products. Principal Pharmaceuticals products include neuroscience therapies, cardiovascular products, nutrition products, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments, immunological products and women’s health care products. Consumer Healthcare products include analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and personal care items sold over-the-counter. Principal Animal Health products include vaccines, pharmaceuticals, parasite control and growth implants.

The following significant transactions are further described in Note 2 to our consolidated financial statements, Significant Transactions, in our 2006 Financial Report, which is incorporated herein by reference:

•

The 2005 collaboration agreements entered into with Progenics Pharmaceuticals, Inc. and with Trubion Pharmaceuticals, Inc. and the 2004 co-development and co-commercialization agreement with Solvay Pharmaceuticals;

•

The equity purchase agreement with Takeda Pharmaceutical Company, Limited (Takeda), whereby we increased our ownership of an affiliated entity in Japan from 60% to 70% in 2005 and from 70% to 80% in 2006 and will buy out the remaining 20% minority interest presently held by Takeda in 2007; and

•	The 2006, 2005 and 2004 net gains on sales and dispositions of assets.

Reportable Segments

Financial information, by reportable segment, for each of the three years ended December 31, 2006 is set forth in Note 15 to our consolidated financial statements, Company Data by Segment, in our 2006 Financial Report and is incorporated herein by reference.

We have four reportable segments: Pharmaceuticals, Consumer Healthcare, Animal Health and Corporate. Our Pharmaceuticals, Consumer Healthcare and Animal Health reportable segments are strategic business units that offer different products and services. The reportable segments are managed separately because they develop, manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. We sell our diversified line of products to wholesalers, pharmacies, hospitals, physicians, retailers and other health care institutions located in various markets in more than 145 countries throughout the world. Wholesale distributors and large retail establishments account for a large portion of our net revenue and trade receivables, especially in the United States. Our top three wholesale distributors accounted for 31%, 29% and 25% of our net revenue in 2006, 2005 and 2004, respectively. Our largest wholesale distributor accounted for 14%, 12% and 10% of net revenue in 2006, 2005 and 2004, respectively. We continuously monitor the creditworthiness of our customers. The product designations appearing in differentiated type herein are trademarks.

PHARMACEUTICALS SEGMENT

The Pharmaceuticals segment develops, manufactures, distributes, and sells branded human ethical pharmaceuticals, biotechnology products, vaccines and nutrition products. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers, and other human health care institutions. Some of these sales are made to large buying groups representing certain of these customers. Principal product categories and their respective products are: neuroscience therapies including EFFEXOR and EFFEXOR XR (marketed as EFEXOR and EFEXOR XR internationally); cardiovascular products including INDERAL; nutrition products including 3RD AGE PROGRESS, S-26 and 2ND AGE PROMIL (international markets only); gastroenterology drugs including PROTONIX (U.S. market only) and ZOTON (international markets only); anti-infectives including ZOSYN (marketed as TAZOCIN internationally) and TYGACIL; vaccines including PREVNAR (marketed as PREVENAR internationally); oncology therapies; musculoskeletal therapies including ENBREL (co-promoted in the United States and Canada with Amgen, Inc. (Amgen)); hemophilia treatments including BENEFIX Coagulation Factor IX (Recombinant) and REFACTO albumin-free formulated Factor VIII (Recombinant); immunological products including RAPAMUNE; and women’s health care products including PREMARIN, PREMPRO, PREMPHASE, and ALESSE (marketed as LOETTE internationally). We manufacture these products in the United States and Puerto Rico, and in 13 foreign countries.

Sales of EFFEXOR and EFFEXOR XR, were 18%, 18% and 19% of net revenue for 2006, 2005 and 2004, respectively. In addition, sales of ENBREL, including the alliance revenue recognized from a co-promotion agreement with Amgen for the United States and Canada, were 12% of net revenue in 2006. Except as noted above, no other single Pharmaceuticals product accounted for more than 10% of net revenue in 2006, 2005 or 2004.

CONSUMER HEALTHCARE SEGMENT

The Consumer Healthcare segment develops, manufactures, distributes and sells over-the-counter health care products. Principal Consumer Healthcare product categories and their respective products are: analgesics including ADVIL; cough/cold/allergy remedies including ROBITUSSIN, DIMETAPP and ALAVERT; nutritional supplements, including CENTRUM products and CALTRATE; and hemorrhoidal, asthma and personal care items including PREPARATION H and CHAPSTICK. These products are generally sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising. These products are manufactured in the United States and Puerto Rico, and in eight foreign countries.

No single Consumer Healthcare product or category of products accounted for more than 10% of net revenue in 2006, 2005 or 2004.

ANIMAL HEALTH SEGMENT

The Animal Health segment develops, manufactures, distributes and sells animal biological and pharmaceutical products. Principal Animal Health product categories include pharmaceuticals, vaccines (including WEST NILE – INNOVATOR), parasite control (including CYDECTIN), and growth implants. These products are sold to wholesalers, veterinarians and other animal health care providers. We manufacture these products in the United States and in seven foreign countries.

No single Animal Health product or category of products accounted for more than 10% of net revenue in 2006, 2005 or 2004.

CORPORATE SEGMENT

Corporate is primarily responsible for the treasury, tax and legal operations of our businesses and maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to the overall management of our Company that are not allocated to the other reportable segments. These items include interest expense and interest income, gains on the sales of investments and other corporate assets, certain litigation provisions, including our diet drug litigation charges, productivity initiatives charges and other miscellaneous items. See Note 15 to our consolidated financial statements, Company Data By Segment, in our 2006 Financial Report for Corporate segment information, as well as additional disclosure relating to certain significant items listed above.

Sources and Availability of Raw Materials

Generally, raw materials and packaging supplies are purchased in the open market from various outside vendors. Materials for certain of our products, including PREVNAR, ENBREL, BENEFIX, RAPAMUNE, ZOSYN, TYGACIL and oral contraceptives, are sourced from sole third-party suppliers. The loss of any sole source of supply could have a material effect on our future results of operations.

Patents and Trademarks

Patent protection is, in the aggregate, considered to be of material importance in our marketing of pharmaceutical products in the United States and in most major international markets. Patents may cover products, formulations, processes for, or intermediates used in the manufacture of products, or the uses of products. We own, have applied for, or are licensed under a large number of patents, both in the United States and other countries. Protection for individual products extends for varying periods in accordance with the date of grant and the legal life of patents in countries in which patents are granted. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope, and the availability of legal remedies in the applicable country. There is no assurance that the patents we or our licensors are seeking will be granted or that the patents we or our licensors have been granted would be found valid if challenged. Moreover, patents relating to particular products, uses, formulations, or processes may not preclude competitors from employing alternative processes or from marketing alternative products or formulations that might successfully compete with our patented products.

Patent portfolios developed for products introduced by us normally provide market exclusivity in addition to regulatory exclusivity that may be available under applicable pharmaceutical regulatory laws. We consider patent protection for certain products, processes, and uses to be important to our operations. For many of our products, in addition to compound patent protection, we or our licensors hold patents on manufacturing processes, formulations, or uses that may extend exclusivity beyond the expiration of the compound patent.

Our patent portfolio includes U.S. patents covering the following products that expire (together with any applicable patent term restoration and pediatric extension) in the year set forth opposite the product:

Product	Year
BENEFIX	2011
rhBMP-2	2014
EFFEXOR/EFFEXOR XR*	2008
ENBREL	2012
PREMPRO	2015
PREVNAR	2007
PROTONIX**	2010 (if pediatric extension granted, 2011)
RAPAMUNE	2014
REFACTO	2010
TYGACIL	2012 (if extension granted, 2016)
ZOSYN***	2007

*	In January 2006, we settled patent litigation with respect to this product and granted certain licenses in connection with the settlement. In addition, certain of the patents covering this product are the subject of pending litigation. See Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2006 Financial Report.

**	Certain of the patents covering this product are the subject of pending litigation. See Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2006 Financial Report.

***	The compound patent claiming one of the active ingredients of ZOSYN expired in the United States in February 2007. Additional process and manufacturing patents extend beyond that expiration. Our new formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection extending to 2023. While our best estimate is that generic competition for ZOSYN in the United States will not occur until at least late 2007, it is possible that we will face generic competition as early as the 2007 first quarter, depending upon the FDA’s response to the petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2006 Financial Report, and other factors. The compound patent claiming one of the active ingredients in ZOSYN will expire in most major countries outside the United States in the 2007 third quarter. Thus, we may face generic competition in these countries as early as the 2007 third quarter.

For small molecule products, the date listed above generally is the year of expiration of the composition of matter patents. For RAPAMUNE, the date listed above relates to a method of use patent. For vaccines and biologics products, the patent associated with the date listed above may be a protein, DNA, formulation or component patent.

The list above does not provide a complete description of the patent protection for the products listed above, only our best estimate of the minimum term of U.S. patents covering such products. Multiple patents protect most products, with differing terms and scopes. Later-expiring patents relating to the products listed above can be directed to particular forms or compositions of the product or to methods of manufacturing or using the product in the treatment of diseases or conditions. Certain of the patents covering the products listed above are licensed from third parties, and our rights with respect to those patents are defined by the applicable agreements. The list above does not describe our patent portfolio for these products in countries outside of the United States. There is no guarantee that any particular patent covering our products would not be held invalid, unenforceable, or not infringed by a court upon challenge. We also have patent rights covering products not listed above. Patents on some of our newest products and late-stage product candidates could become significant to our business in the future.

While the expiration of a compound patent may result in a loss of market exclusivity for a small molecule product, commercial benefits may continue to be derived from later-expiring patents on processes and intermediates, patents relating to the use of products, patents relating to novel compositions and formulations; manufacturing trade secrets; trademark use; and marketing exclusivity that may be available under pharmaceutical regulatory laws. The effect of compound patent expiration on our business also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the product and the requirements of new drug provisions of the Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

Extensions to market exclusivity are sought in the United States and other countries through all relevant laws, including laws increasing patent life. Some of the benefits of increases in patent life have been partially offset by a general increase in the number of incentives for and use of generic products. In addition, changes in intellectual property laws in the United States and other countries through reform of patent and other relevant laws and implementation of international treaties may be favorable or unfavorable to patent holders. Current legislative initiatives in the United States concerning patent law reform are likely to weaken patent protection in general. The impact of such changes on the pharmaceutical and biotechnology industries, as well as on the research-based universities and institutions with which we collaborate, likely would be negative.

Outside the United States, the standard of intellectual property protection for pharmaceuticals varies widely. While many countries have reasonably strong patent laws, other countries currently provide little or no effective protection for inventions or other intellectual property rights. Under the Trade-Related Aspects of Intellectual Property Agreement administered by the World Trade Organization, over 140 countries have now agreed to provide non-discriminatory protection for most pharmaceutical inventions and to assure that adequate and effective rights are available to all patent owners. However, in many countries, this agreement will not become fully effective for many years. It is possible that changes to this agreement will be made in the future that will diminish or further delay its implementation in developing countries. It is too soon to assess how much, if at all, we will benefit commercially from these changes.

The Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as “Hatch-Waxman,” made a complex set of changes to both patent and new-drug-approval laws in the United States. Before Hatch-Waxman, no drug could be approved without providing the U.S. Food and Drug Administration (FDA) complete safety and efficacy studies, i.e., a complete New Drug Application (NDA). Hatch-Waxman authorizes the FDA to approve generic versions of innovative medicines without such information by filing an Abbreviated New Drug Application (ANDA). In an ANDA, the generic manufacturer must demonstrate only pharmaceutical equivalence and bioequivalence between the generic version and the NDA-approved drug – not safety and efficacy. Absent a successful patent challenge, the FDA cannot approve an ANDA until after the innovator’s patents expire. However, after the innovator has marketed its product for four years, a generic manufacturer may file an ANDA alleging that one or more of the patents listed in the innovator’s NDA are invalid or not infringed. This allegation is commonly known as a “Paragraph IV certification.” The innovator must then file suit against the generic manufacturer to enforce its patents. If one or more of the NDA-listed patents are successfully challenged, the first filer of a Paragraph IV certification may be entitled to a 180-day period of market exclusivity over all other generic manufacturers. In recent years, generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, including EFFEXOR XR and PROTONIX, and we expect this trend to continue.

Our biotechnology products, including ENBREL and PREVNAR, may face competition from biosimilars (also referred to as “follow-on biologics” or “generic biologics”). In the United States, there is not currently a legal pathway to approve biosimilars that reference biotechnology products approved under the Public Health Service Act; however, legislation to establish such a pathway has been introduced in the U.S. Congress. Additionally, the FDA recently approved a biosimilar product (recombinant human growth hormone) that referenced a biotechnology product approved under the Food, Drug, and Cosmetic Act. In Europe, the European Commission has recently granted marketing authorizations for two biosimilars (both recombinant human growth hormone) pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. If competitors are able to obtain marketing approval for biosimilars referencing Wyeth’s biotechnology products, our products may become subject to biosimilar competition, with the attendant competitive pressure. Expiration or successful challenge of the applicable patent rights would generally trigger this competition, assuming any relevant data exclusivity period has expired, and we expect that we would face more litigation with respect to the validity and/or scope of patents relating to our successful biotechnology products.

A description of the current pending litigation with respect to certain of our patent rights, including generic challenges pursuant to Hatch-Waxman, is included in Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2006 Financial Report.

Sales of our products are supported by our or our licensors’ brand names, logos, designs and other trademarks. In the aggregate, these trademarks and brand names are significant to our business. Trademark protection lasts in some countries for as long as the applicable trademark remains in use. In some countries, trademark protection continues as long as the applicable trademark is registered. Registration is for a fixed term and generally can be renewed indefinitely.

Seasonality

Sales of Consumer Healthcare products are affected by seasonal demand for cough/cold products and, as a result, historically, second quarter results for these products tend to be lower than results in other quarters. However, in 2006, first quarter results were lower than other quarters due to the impact of retailer actions and state legislation related to our pseudoephedrine-containing products, ROBITUSSIN, DIMETAPP and ADVIL COLD & SINUS.

Competition

PHARMACEUTICALS SEGMENT

We operate in the highly competitive pharmaceutical industry. We have many major multinational competitors and numerous smaller U.S. and international competitors. Based on sales, we believe we rank within the top 10 competitors in the global pharmaceutical industry.

Our competitive position is affected by many factors including prices; costs and resources available to develop, enhance and promote products; customer acceptance; product quality and efficacy; patent protection and other intellectual property; development of alternative therapies by competitors; scientific and technological advances; the availability of generic substitutes; and governmental actions affecting drug importation, pricing and generic substitutes. In the United States, the growth of managed care organizations, such as health maintenance organizations and pharmaceutical benefit management companies, has resulted in increased competitive pressures. Moreover, the continued growth of generic substitutes is further promoted by legislation, regulation and various incentives enacted and promulgated in both the public and private sectors.

CONSUMER HEALTHCARE SEGMENT

Many major pharmaceutical companies compete in the consumer health care industry. Our Consumer Healthcare business has many competitors, including retail stores with their own private label brands. Based on sales, we believe we rank within the top five competitors in the global consumer health care industry. Our competitive position is affected by several factors including resources available to develop, enhance and promote products; customer acceptance; product quality; launch of new products; development of alternative therapies by competitors; growth of lower cost private label brands; regulatory and legislative issues; and scientific and technological advances.

ANIMAL HEALTH SEGMENT

We compete with many major multinational competitors and numerous other producers of animal health products worldwide. Based on sales, we believe we rank within the top five competitors in the worldwide animal health marketplace. Important competitive factors include price and cost effectiveness; development of new products and processes; customer acceptance; quality and efficacy; patent and other intellectual property protection; innovation; scientific and technological advances; and promotion to distributors, veterinary professionals and consumers.

Competitive factors affecting our principal products are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Financial Report, which is incorporated herein by reference, and the RISK FACTORS under Item 1A.

Research and Development

Worldwide research and development activities are focused on discovering, developing and bringing to market new products to treat and/or prevent some of the most serious health care problems.

During 2006, our Pharmaceuticals business advanced 15 new molecular entities and two new vaccine constructs from discovery into development. In total, over the past six years, 75 potential new drugs were advanced into development.

At December 31, 2006, our significant new pharmaceutical product opportunities included six New Drug Applications filed with the FDA pending review.

Our New Drug Application (NDA) filings with the FDA for PRISTIQ (desvenlafaxine succinate), a serotonin norepinephrine reuptake inhibitor (SNRI), for the treatment of major depressive disorder in 2005 and vasomotor symptoms associated with menopause in 2006 remain under regulatory review. In October 2006, we filed a dossier in Europe for PRISTIQ for the treatment of vasomotor symptoms.

During the 2006 second quarter, we filed an NDA for VIVIANT (bazedoxifene) for prevention of osteoporosis. In the 2006 third quarter, we filed an NDA for TORISEL for treatment of renal cell carcinoma, which was granted priority review status by the FDA in December 2006. In

2006, we also submitted regulatory filings in the European Union for TORISEL for treatment of renal cell carcinoma. In the 2006 third quarter, in concert with our partner Solvay Pharmaceuticals, a New Drug Application was filed for bifeprunox for the treatment of schizophrenia.

Our 2005 NDA filing with the FDA and our EU regulatory filing for LYBREL (levonorgestrel/ethinyl estradiol), a new low-dose, non-cyclic continuous combination oral contraceptive, remain under regulatory review.

In April 2006, we received marketing approval in the European Union for TYGACIL, our innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections, which we launched in the United States in July 2005. Regulatory filings are planned in 2007 to expand TYGACIL’s indications to include community-acquired pneumonia and hospital-acquired pneumonia.

In August 2006, the FDA conducted a pre-approval inspection at our Guayama, Puerto Rico manufacturing facility in connection with our currently pending NDA filing for PRISTIQ for the treatment of major depressive disorder. While the FDA did not issue any inspectional observations, the scope of the inspection was limited to manufacturing processes specific to the PRISTIQ major depressive disorder NDA. FDA approval of our pending NDA filings for PRISTIQ for the vasomotor symptoms indication, LYBREL, VIVIANT and bifeprunox will depend, among other factors, on satisfactory completion of pre-approval inspections for these products at our Guayama facility. As discussed below, the facility is currently the subject of a Warning Letter from the FDA. FDA approval of each of the above mentioned NDAs is also contingent upon the FDA determining that the cGMP compliance status of the facility is satisfactory.

Research and development expenditures totaled $3,109.1 million in 2006, $2,749.4 million in 2005 and $2,460.6 million in 2004 with approximately 93%, 93% and 94% of these expenditures in the Pharmaceuticals segment in 2006, 2005 and 2004, respectively.

Regulation

Our various health care products and the sale, marketing and manufacturing of these products are subject to regulation by government agencies throughout the world. The primary emphasis of these regulatory requirements is to assure the safety and effectiveness of our products. In the United States, the FDA, under the Federal Food, Drug and Cosmetic Act and the Public Health Service Act, regulates many of our health care products, including human and animal pharmaceuticals, vaccines, and consumer health care products. The Federal Trade Commission (FTC) has the authority to regulate the promotion and advertising of consumer health care products including over-the-counter drugs and dietary supplements. The U.S. Department of Agriculture regulates our domestic animal vaccine products. In addition, many states have similar regulatory requirements. The FDA’s enforcement powers include the imposition of criminal and civil sanctions against individuals and companies, including seizures of regulated products. The FDA’s enforcement powers also include its inspection of the numerous facilities operated by us. To facilitate compliance, we from time to time may institute voluntary compliance actions such as product recalls when we believe it is appropriate to do so. Most of our pharmaceutical products, and an increasing number of our consumer health care products, are regulated under the FDA’s new drug or biologics approval processes, which mandate pre-market approval of all new drugs. Such processes require extensive time, testing and documentation for approval, resulting in significant costs for new product introductions. Our U.S. Pharmaceuticals business is also affected by the Controlled Substances Act, administered by the Drug Enforcement Administration, which regulates strictly all narcotic and habit-forming drug substances. In addition, in the countries where we do business outside the United States, we are subject to regulatory and legislative climates that, in many instances, are similar to the United States. We devote significant resources to dealing with the extensive federal, state and local regulatory requirements applicable to our products in the United States and internationally. In addition, we are subject to other regulations in the United States and internationally, including securities, antitrust, anti-kickback and false claim laws and the Foreign Corrupt Practices Act.

U.S. federal law also requires drug manufacturers to pay rebates to state Medicaid programs in order for their products to be eligible for federal matching funds under the Social Security Act. Additionally, a number of states are, or may be, pursuing similar initiatives for rebates and other strategies to contain the cost of pharmaceutical products. The federal Vaccines for Children entitlement program enables states to purchase vaccines at federal vaccine prices and limits federal vaccine price increases in certain respects. Federal and state rebate programs are expected to continue.

The FDA Modernization Act, which was passed in 1997, as extended by the Best Pharmaceuticals for Children Act, which was passed in 2002, includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for new or currently marketed drugs, if certain pediatric studies requested by the FDA are completed by the applicant. We have obtained these pediatric exclusivity extensions for certain of our products and are considering seeking pediatric exclusivity extensions based on pediatric studies for certain other products. The Pediatric Exclusivity Provision will expire on October 1, 2007 unless re-authorized by Congress prior to that date. Although this provision is likely to be re-authorized, there is no assurance that this will in fact take place or that any re-authorization of the provision will not be accompanied by additional restrictions or modifications that could reduce or remove altogether its value to our company.

Under the Medicare Prescription Drug Improvement and Modernization Act of 2003 (the 2003 Medicare Act), beginning January 1, 2006, Medicare beneficiaries became eligible to obtain subsidized prescription drug coverage from private sector providers. It is difficult to predict the impact the Medicare prescription drug coverage benefit will have on pharmaceutical companies over the long-term. Usage of pharmaceuticals may increase as the result of the expanded access to medicines afforded by the new Medicare prescription drug benefit. However, such potential sales increases may be offset by increased pricing pressures due to the enhanced purchasing power of the private sector providers that will negotiate on behalf of Medicare beneficiaries. In addition, pending legislation in the U.S. Congress to direct the federal government to negotiate prices for drugs covered by the new benefit, if enacted, could lead to price controls and negatively affect our net revenue.

Health care costs will continue to be the subject of attention in both the public and private sectors. Similarly, health care spending, including pharmaceutical pricing, is subject to increasing governmental review and control, including pricing controls and cost containment measures in the United States and international markets. We cannot predict whether future health care initiatives will be adopted or the extent to which our business may be affected by these initiatives or other potential future legislative or regulatory developments.

With respect to EFFEXOR and EFFEXOR XR, in December 2006, the Psychopharmacologic Drugs Advisory Committee (PDAC) met to discuss findings from the FDA’s meta-analysis of clinical trial data from placebo-controlled antidepressant trials submitted by pharmaceutical manufacturers of antidepressants. The purpose of the FDA’s analysis was to examine the occurrence of suicidality in the course of treating adult patients with various antidepressants. In contrast with the FDA’s prior review of pediatric antidepressant studies, the pooled analysis of the overall adult population found no treatment effect on suicidality. The FDA analyzed the pooled data across the 12 antidepressants by age and observed an elevated risk for suicidal behavior (not suicidal ideation) in adults younger than 25 years of age. We anticipate that the FDA will implement labeling changes for all antidepressants during the first half of 2007 and that any impact on EFFEXOR and EFFEXOR XR from these class labeling changes will be modest.

In December 2006, we received a request from the European Medicines Agency (EMEA) to change the currently authorized dosage recommendations for PREVENAR in Europe from a three dose primary series plus one booster dose (3+1) to a two dose primary series plus one booster dose (2+1). The 2+1 dosing schedule already is used in some EU Member States. During meetings in February 2007, we informed the scientific assessors for PREVENAR that we do not believe that the available scientific data provide an adequate basis to support such a change. Some change to the PREVENAR labeling to include an update of the data already included on the 2+1 schedule remains under consideration. We intend to submit a formal, written response to the EMEA request in March. The labeling outcome and its commercial impact, if any, is uncertain.

We are in discussions with the FDA, the EMEA and other boards of health regarding the appropriate regulatory handling of certain minor process modifications introduced by our active ingredient supplier into the manufacturing process for the active ingredient of TYGACIL. These modifications do not affect the safety, efficacy, or quality of the product. At this time, we do not expect this issue to affect product supply, but there is a possibility of temporary supply shortages in some markets in the near term.

We have been in discussions with various regulatory authorities regarding manufacturing process issues at certain of our manufacturing sites outside the United States. We are unable to predict the outcome of these discussions or the impact these issues will have on the supply of our products manufactured at these facilities.

On May 9, 2006, we received a Warning Letter from the FDA that raised several specific concerns about manufacturing at our Guayama, Puerto Rico facility. We submitted a timely response to the FDA, and we are working cooperatively with the agency to address the issues raised in the Warning Letter as quickly and effectively as possible. There are no patient safety concerns associated with the issues raised in the Warning Letter. In response to the Warning Letter, we have taken a number of steps to reinforce compliance at the Guayama, Puerto Rico site, including improving key standard operating procedures, hiring new personnel, undertaking additional training, expanding the senior leadership presence in Puerto Rico and engaging an independent expert consultant to supplement our oversight of good manufacturing practices. Although it remains our goal to resolve the issues raised in the Warning Letter as quickly as possible, we cannot exclude the possibility that these issues will result in further regulatory action or delays in the approval of new products or release of approved products manufactured at the Guayama, Puerto Rico facility.

Our Pharmaceuticals division, a related subsidiary, and one of our executive officers are subject to a consent decree entered into with the FDA in October 2000. The consent decree, which has been approved by the United States District Court for the Eastern District of Tennessee, does not represent an admission by us or the executive officer of any violation of the Food, Drug, and Cosmetic Act or its regulations. As provided in the consent decree, an expert consultant has conducted a comprehensive inspection of the Marietta and Pearl River facilities and we have identified various actions to address the consultant’s observations. As of September 1, 2005, we had ceased manufacturing operations at our Marietta facility, decommissioned such facility, and sold such facility to another company. On January 12, 2007, based on our completion of the corrective actions identified by the expert consultant for the Pearl River facility, the expert consultant’s certification of such completion, and the corrective actions completed by us following the FDA’s inspection of the facility in August 2006, the FDA issued a letter pursuant to the consent decree confirming that the facility appears to be operating in conformance with applicable laws and regulations and the relevant portions of the decree. As a result, there will no longer be a requirement for review by the expert consultant of a statistical sample of the manufacturing records for approved biological products prior to distribution of individual lots. The decree now requires the facility to undergo a total of four annual inspections by an expert consultant starting no later than January 12, 2008 to assess our continued compliance with cGMPs and the decree.

In the United States, 42 states have enacted legislation imposing retail sales restrictions on pseudoephedrine (PSE)-containing products in an attempt to limit access to the product and impede illegal processing of this ingredient into methamphetamine. In March 2006, federal legislation was enacted and imposes nationwide restrictions on the retail sales of over-the-counter products containing PSE, which include requiring retailers to place these products behind the retail counter after September 30, 2006. Similar restrictions have been placed on PSE-containing products in other markets such as Mexico, Canada and Australia. We have complied with the legislation.

Environmental

Certain of our operations are affected by a variety of federal, state, local and international environmental protection laws and regulations and, in a number of instances, we have been notified of our potential responsibility relating to the generation, storage, treatment and disposal of hazardous waste. In addition, we have been advised that we may be a responsible party in several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), commonly known as Superfund (See Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2006 Financial Report). In connection with the spin-off in 1993 by American Cyanamid Company (Cyanamid), which we acquired in 1994, of Cytec Industries Inc. (Cytec), Cyanamid’s former chemicals business, Cytec assumed the environmental liabilities relating to the chemicals businesses, except for the former chemical business site at Bound Brook, New Jersey, and certain sites for which there is shared responsibility between Cyanamid and Cytec. This assumption is not binding on third parties, and if Cytec were unable to satisfy these liabilities, they would, in the absence of other circumstances, be enforceable against Cyanamid. We have no reason to believe that we have any practical exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

Additional information on environmental matters is set forth in Note 7 to our consolidated financial statements, Other Noncurrent Liabilities and Note 14, Contingencies and Commitments, in our 2006 Financial Report and is incorporated herein by reference.

Employees

At December 31, 2006, we had 50,060 employees worldwide, with 26,193 employed in the United States including Puerto Rico. Approximately 12% of our worldwide employees are represented by various collective bargaining groups. Relations with most organized labor groups remain relatively stable.

Financial Information About Our U.S. and International Operations

Financial information about U.S. and international operations for each of the three years ended December 31, 2006 is set forth in Note 15 to our consolidated financial statements, Company Data By Segment, in our 2006 Financial Report and is incorporated herein by reference.

Our operations outside the United States are conducted primarily through subsidiaries. International net revenue in 2006 amounted to 46% of our total worldwide net revenue.

Our international businesses are subject to risks of currency fluctuations, governmental actions and other governmental proceedings, which are inherent in conducting business outside of the United States. We do not regard these factors as deterrents to maintaining or expanding our non-U.S. operations. Additional information about international operations is set forth under the caption Quantitative and Qualitative Disclosures about Market Risk in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Financial Report and is incorporated herein by reference.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project” and other words of similar meaning. These forward-looking statements address various matters, including:

•	Our anticipated results of operations, financial condition and capital resources;

•	Benefits from our business activities and transactions, productivity initiatives and facilities management, such as enhanced efficiency, reduced expenses, and mitigation of supply constraints;

•

Our expectations, beliefs, plans, strategies, anticipated developments and other matters that are not historical facts, including plans to continue our productivity initiatives and expectations regarding growth in our business;

•	Future charges related to implementing our productivity initiatives;

•	Our expectations regarding the FDA Warning Letter at our Guayama, Puerto Rico manufacturing facility;

•	Anticipated receipt of, and timing with respect to, regulatory filings and approvals and anticipated product launches;

•	Anticipated developments relating to product supply and pricing and sales of our key products;

•	Sufficiency of facility capacity for growth;

•	Changes in our product mix;

•	Our ability to succeed in our strategy with certain products of focusing on higher value prescriptions within the third-party managed care segment;

•	Uses of cash and borrowings;

•	Timing and results of research and development activities, including those with collaboration partners;

•	Anticipated profile of, and prospects for, our product candidates;

•	Estimates and assumptions used in our critical accounting policies;

•	Costs related to product liability, patent litigation, environmental matters, government investigations and other legal proceedings;

•	Estimates of our future effective tax rates and the impact of tax planning initiatives, including resolution of audits of prior tax years;

•

Opinions and projections regarding impact from, and estimates made for purposes of accruals for future liabilities with respect to taxes, product liability claims and other litigation (including the diet drug litigation and hormone therapy litigation), environmental cleanup and other potential future costs;

•	Various aspects of the diet drug and hormone therapy litigation;

•	Calculations of projected benefit obligations under pension plans, expected contributions to pension plans and expected returns on pension plan assets;

•	Assumptions used in calculations of deferred tax assets;

•	Anticipated amounts of future contractual obligations and other commitments;

•	The financial statement impact of changes in generally accepted accounting principles;

•	Plans to vigorously defend various lawsuits;

•	Our and our collaboration partners’ ability to protect our intellectual property, including patents;

•	Minimum terms for patent protection with respect to various products;

•	Impact of our settlement of patent litigation with Teva regarding EFFEXOR XR and the timing and impact of generic competition for EFFEXOR and EFFEXOR XR;

•	Timing and impact of generic competition for ZOSYN/TAZOCIN;

•	Impact of manufacturing process issues at certain manufacturing sites outside the United States;

•	Impact of minor process modifications relating to manufacture of the active ingredient in TYGACIL;

•	Impact of legislation or regulation affecting product approval, pricing, reimbursement or patient access, both in the United States and internationally;

•	Impact of managed care or health care cost-containment;

•	Impact of competitive products, including generics; and

•	Impact of economic conditions, including interest rate and exchange rate fluctuation.

Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. We refer you to Item 1A. RISK FACTORS of this report for identification of important factors with respect to these risks and uncertainties. The forward-looking statements in this report are qualified by these risk factors.

We caution investors not to place undue reliance on the forward-looking statements contained in this report. Each statement speaks only as of the date of this report (or any earlier date indicated in the statement), and we undertake no obligation to update or revise any of these statements, whether as a result of new information, future developments or otherwise. From time to time, we also may provide oral or written forward-looking statements in other materials, including our earnings press releases. You should consider this cautionary statement, including the risk factors identified in Item 1A. RISK FACTORS of this report when evaluating those statements as well. Our business is subject to substantial risks and uncertainties, including those identified in this report. Investors, potential investors and others should give careful consideration to these risks and uncertainties.

Availability of Information

This annual report on Form 10-K and all other Company periodic reports (including quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto) are available promptly after filing with the Securities and Exchange Commission on our Internet website at www.wyeth.com. Copies are also available, without charge, by contacting Wyeth Investor Relations at (877) 552-4744.

ITEM 1A.	RISK FACTORS

Our future operating results may differ materially from the results described or incorporated by reference in this report due to the risks and uncertainties related to our business and our industry, including those discussed below. In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those implied by forward-looking statements in this report. We refer you to our “Cautionary Note Regarding Forward-Looking Statements,” on pages I-10 and I-11 of this report, which identifies forward-looking statements included or incorporated by reference in this report. The risks described below are not the only risks we face. Additional risk and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Associated with Product Pricing and Demand

Government restrictions on pricing and reimbursement, including growing cost-containment initiatives, may negatively impact our net revenue.

Sales of our products both inside and outside the United States depend significantly on payments from government healthcare authorities. These government entities increasingly employ cost-containment programs, including price controls and restrictions on reimbursement, to limit the amounts they pay for our products, which constrain our net revenue. The U.S. government, state legislatures, and foreign governments have shown significant interest in pursuing additional price controls and restrictions on access to drugs. Adoption of price controls and cost-containment measures in new jurisdictions, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue. Our net revenue will continue to be impacted by pricing and reimbursement decisions made by global government entities and there can be no assurance that these entities will not adopt increasingly restrictive policies.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 included a prescription drug benefit for individuals eligible for Medicare. This benefit first went into effect on January 1, 2006. Although the prescription drug benefit had a modest beneficial impact on our results in 2006, it is difficult to predict the impact that this benefit will have on pharmaceutical companies over the long term. While the number of Medicare beneficiaries will grow as the U.S. population ages, we expect the enhanced purchasing power of, and increased shift of insurance risk to, the entities that negotiate on behalf of Medicare beneficiaries will result in further pricing pressure, which could negatively impact our net revenues. Additionally, the cost-sharing structure of the benefit could result in gaps in coverage for some products (the so-called “doughnut-hole”), such as ENBREL, which could negatively impact sales of these products in the United States. In addition, the U.S. Congress is considering legislation that would amend the Medicare law and direct the Secretary of Health and Human Services to negotiate drug prices in the new Medicare prescription drug coverage program. If this proposed legislation is enacted into law, this government-driven approach could lead to price controls and have a negative impact on our net revenue.

Payment for our products by managed care organizations and private insurers is becoming more restrictive, which may constrain our net revenues.

Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions, and consolidation among managed care organizations has increased the negotiating power of these entities. Private third party payors, as well as governments, increasingly employ formularies to control costs by negotiating discounted prices in exchange for inclusion in the formulary. In addition, private health insurance companies and employers that self-insure have been raising co-payments required from beneficiaries, particularly for branded pharmaceuticals and biotechnology products, requiring prior authorization to use a branded product if a generic product is available or requiring that patients start with a generic product before switching to a branded product, among other reasons, to encourage beneficiaries to utilize generic products. There can be no assurance that these entities will not adopt increasingly restrictive payment and reimbursement policies, in which case our net revenues could be negatively impacted.

More extensive importation of products from other jurisdictions may negatively impact our net revenue.

In the United States and abroad, our products are subject to competition from products originating from jurisdictions where government price controls or other market dynamics, including production of counterfeit products, result in lower prices. The ability of U.S. consumers to obtain lower priced imports has grown significantly in recent years, despite legal restrictions, and may increase in the future. For example, Congress passed legislation that allows U.S. consumers to personally import a 90-day supply of drugs (excluding biologics and controlled substances) from Canada. Any such increase in imports could negatively impact our net revenue. Furthermore, to the extent that legal restrictions on product importation are reduced or eliminated, as is contemplated in various pieces of legislation currently pending in Congress, importation of products would likely increase, further negatively impacting our net revenue.

Data generated or analyzed after a product is approved may result in product withdrawal or decrease demand.

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these Phase IV trials could result in loss of marketing approval, changes in product labeling or new or increased concerns about side-effects or efficacy of a product. Post-marketing studies, whether conducted by us or by others, that are not mandated by regulatory agencies, and other emerging data about marketed products such as adverse event reports, may have the same impact. Accordingly, new data about our products, or products similar to our products, could negatively impact both demand for our products and our net revenue due to real or perceived side-effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal. For example, our EFFEXOR family of products and other antidepressants have been subject to regulatory review and labeling changes. We believe that these regulatory actions and related publicity have contributed to a slowdown in overall demand for antidepressants, and this scrutiny and resultant slowdown may continue in the future. Furthermore, new data, including information about product misuse, may lead government agencies, professional societies, practice management groups, or organizations involved in various diseases to publish guidelines or recommendations related to the use of our products, recommended dosages of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products. For example, our Consumer Healthcare business has been subject to federal and state legislation imposing restrictions on sales of products containing certain ingredients, such as pseudoephedrine. If additional ingredients, such as dextromethorphan, undergo similar scrutiny, this could negatively impact our sales of products containing these ingredients.

If alternative or generic pharmaceuticals and biotechnology products are viewed as safer or more cost-effective than our products, our net revenue will be negatively impacted.

We face substantial competition from other products produced by pharmaceutical companies and biotechnology companies, including generic alternatives to our products and competing branded products. If doctors, patients, or third party payors prefer these products, or if these products have better safety, efficacy, pricing, or reimbursement characteristics, our net revenue could be negatively impacted.

Our industry is characterized by significant technological change. In addition, generic competitors are becoming more aggressive and generic products are an increasing percentage of overall pharmaceutical sales. The introduction of new competitive products or generic alternatives to our products or competing branded products could negatively impact our net revenue. Many of our competitors are conducting research and development activities in indications served by our products and in areas for which we and our collaboration partners are developing product candidates or new indications for existing products. Discoveries by others may make our products or product candidates less attractive.

Our EFFEXOR family of products competes against another SNRI, several SSRIs, and other antidepressant products. The increasing availability of generic versions of the active ingredient in several SSRIs and other antidepressant products puts competitive pressure on EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules). Pursuant to the settlement agreement we entered into with Teva Pharmaceutical Industries Ltd. (Teva) with respect to the U.S. patent litigation pertaining to Teva’s generic version of EFFEXOR XR (extended release capsules), Teva launched generic versions of EFFEXOR (immediate release tablets) in the United States in August 2006 and will be permitted to launch generic versions of EFFEXOR XR (extended release capsules) in the United States beginning on July 1, 2010, subject to earlier launch based on certain specified events. Events that could trigger an earlier U.S. market entry by Teva with generic versions of EFFEXOR XR (extended release capsules) include specified market conditions or developments regarding the applicable Wyeth patents, including the outcome of other generic challenges to these patents. Two litigations concerning such generic challenges are currently pending and a third company recently notified Wyeth that it is challenging these same patents. There can be no assurance that the outcome of these litigations, or the occurrence of specific market conditions, will not trigger generic entry, by Teva or another generic manufacturer, earlier than July 1, 2010. In addition, pursuant to an agreement reached with Teva with respect to a generic version of EFFEXOR XR (extended release capsules) in Canada, Teva was permitted to launch generic versions of EFFEXOR XR (extended release capsules) in Canada in December 2006. We estimate that greater than three-fourths of EFFEXOR (immediate release tablets) prescriptions in the United States have been converted to Teva’s generic versions since the August 2006 launch, and we expect that Teva’s launch of generic versions of EFFEXOR XR (extended release capsules) in Canada in December 2006 will decrease our net sales significantly in that market. While we have not experienced any significant impact to date, it is possible that Teva’s introduction of a generic version of EFFEXOR (immediate release tablets) in the United States could adversely impact our future U.S. sales of EFFEXOR XR (extended release capsules). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Challenging Business Environment” in our 2006 Financial Report. Additionally, generic versions of EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) have begun to appear in select markets outside the United States. As this trend continues and additional generic SSRIs, SNRIs and other antidepressant products enter markets, additional competitive pressure will occur, and we expect lower sales of, our EFFEXOR family of products in those markets.

PROTONIX faces competition from other prescription proton pump inhibitors, including several generic products, and multiple over-the-counter remedies. ENBREL faces competition from multiple alternative therapies depending on the indication and from other potential therapies being developed. In the United States, while ENBREL continues to have a market leading position, it has experienced share loss to competitors. Our conjugated estrogens products, including PREMARIN, PREMPRO and PREMPHASE, may be subject to generic competition, as PREMARIN’s natural composition is not subject to patent protection and we may only rely on trade secret and other non-patent rights to protect against alternative products being introduced. Certain competitors may be conducting research and development activities in competing estrogen and other products targeted for PREMARIN’s approved indications and PREMARIN may be subject to generic competition in the future. In addition, we have a 13-valent pneumococcal vaccine and GlaxoSmithKline plc has a ten-valent pneumococcal vaccine under development that, if approved, would compete with PREVNAR. Generic versions of INDERAL LA, which had not been subject to generic competition for many years, entered the U.S. market in early 2007. As a result, we expect that our net sales of this product in the United States, which totaled approximately $198 million in 2006, will decline substantially.

The above examples are illustrative. Many of our products face competition from competitive products claiming better safety and/or efficacy profiles or cost-effectiveness than our products.

In addition, we may pursue licensing arrangements, strategic alliances or acquisitions to expand our product pipeline, and we compete with other pharmaceutical and biotechnology companies for these strategic opportunities. If we are unable to identify or consummate these types of transactions, our business may be negatively impacted.

Our biotechnology products, including ENBREL and PREVNAR, may face competition from follow-on biologics.

Government regulation may, in the future, allow for approval of follow-on biologics (also referred to as “biosimilars”). While no specific legal pathway for these approvals currently exists in the United States, legislation has recently been introduced in Congress that would establish such a pathway and the FDA recently approved a follow-on biologic (recombinant human growth hormone) that referenced a biotechnology product approved under the Food, Drug, and Cosmetic Act. In Europe, regulatory authorities have taken significant steps toward creating such a pathway. The European Commission recently granted marketing authorizations for two follow-on biologics (both recombinant human growth hormone) pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. If competitors are able to obtain marketing approval for follow-on biologics, our biotechnology products may become subject to follow-on competition, with the attendant competitive pressure. Expiration or successful challenge of the applicable patent rights would generally trigger this competition, and we expect that we would face more litigation with respect to the validity and/or scope of patents relating to our successful biotechnology products.

Risks Associated with Product and Customer Concentration

Strong performance from our principal products and our anticipated new product introductions will be necessary to meet our financial goals.

Over the next few years, our financial success will depend substantially on the performance of our six product lines that achieved billion or multi-billion dollar revenue status in 2006, EFFEXOR/EFFEXOR XR, ENBREL, PREVNAR, PROTONIX, our Wyeth Nutrition product line and our PREMARIN family of products, particularly our ability to continue to significantly grow our net revenue from ENBREL and PREVNAR. Our ability to achieve strong performances with these and our other principal products, including

ZOSYN/TAZOCIN and TYGACIL, and our ability to achieve our goals for the new products that we anticipate launching over the next few years, will depend on a number of factors, including:

•	Acceptance by doctors and patients of each product;

•	Availability of competing treatments that are deemed safer or more efficacious, more convenient to use, or more cost-effective than each product;

•	Our ability, and the ability of our collaboration partners, to efficiently manufacture sufficient quantities of each product to meet demand and to do so in a cost-efficient manner;

•	Regulation by the FDA and foreign regulatory authorities of each product and our manufacturing operations;

•	The scope of the labeling approved by regulatory authorities for each product and competitive products;

•	New data reporting the safety and efficacy of each product and competitive products;

•	The patent protection applicable to each product and the introduction of any generic competition;

•	The effectiveness of our sales force;

•	The extent of coverage, pricing, and level of reimbursement from government agencies and other third party payors of each product; and

•	The size of the patient population for each product.

Because a few large wholesale distributors account for a significant portion of our net revenue, any financial or other difficulties of our wholesale distributors could negatively impact our results of operations.

In 2006, our largest wholesale distributor accounted for 14% of our net revenue, and our top three wholesale distributors accounted for approximately 31% of our net revenue. If one of our significant wholesale distributors encounters financial or other difficulties, we may be unable to collect all the amounts that customer owes to us and may be unable to collect any such amounts on a timely basis, which could negatively impact our results of operations.

Risks Associated with Legal Liabilities

We may be required to pay substantial damages for product liability claims.

Like all pharmaceutical companies in the current legal environment, we face potential product liability claims for products we have sold and for products we may sell in the future. Product liability claims, regardless of their merits or their ultimate outcome, are costly, divert management attention, and may adversely affect our reputation and demand for our products, as well as result in significant damages. We have been sued in the past when patients using our products experience adverse and undesirable health conditions, regardless of any connection between those conditions and our products. We cannot predict with certainty the eventual outcome of pending or future product liability litigation matters and the ultimate outcome of such matters could be material to our results of operations, cash flows and financial condition.

We have taken charges totaling $21,100.0 million in connection with product liability legal actions relating to the diet drugs PONDIMIN and REDUX. While we believe that our current reserve is adequate and represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, it is possible that additional reserves may be required in the future.

In addition, we have been involved in various other legal proceedings involving allegations of injuries caused by our pharmaceutical products. These include individual lawsuits and putative class actions in state and federal courts in the United States and foreign jurisdictions involving allegations of injuries caused by PREMARIN or PREMPRO, two of our hormone therapy products. As of February 20, 2007, there have been four completed trials involving allegations of injury caused by PREMARIN or PREMPRO, two of which returned verdicts in our favor and two of which resulted in a compensatory damages award to the plaintiffs. In addition to these trial results, plaintiffs have voluntarily dismissed a number of cases set for trial and we have been granted summary judgment dismissing other cases on the grounds, among others, that the products’ labeling was adequate as a matter of law or that plaintiffs’ warning claims are preempted by the regulation of drug labeling by the FDA. Additional hormone therapy trials are scheduled throughout 2007 and in 2008. Other of our pharmaceutical products, vaccines and over-the-counter products that are involved in product liability litigation include, without limitation, the prior formulations of certain childhood vaccines and of DIMETAPP and ROBITUSSIN, and our EFFEXOR family of products. If the outcomes of any or all of these proceedings are unfavorable to us, it is possible that we may take future charges with respect to these matters, which may be significant. Please refer to Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2006 Financial Report for descriptions of these matters and other significant pending product liability litigation.

Adverse outcomes in other legal matters could negatively impact our business, results of operations and financial condition.

Our financial condition could be negatively impacted by unfavorable results in other pending litigation matters, including those described in Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2006 Financial Report, or in lawsuits that may be initiated in the future. These matters include intellectual property lawsuits, breach of contract claims, tort claims, and allegations of violations of U.S. and foreign competition and environmental laws, any of which, if adversely decided, could negatively impact our business, results of operations and financial condition.

If we fail to comply with the numerous and varied legal and regulatory requirements governing the healthcare industry, we may face substantial fines, other costs, and restrictions on our business activities.

Our activities relating to the sale and marketing of our products are subject to extensive regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal and state statutes, including anti-kickback and false claims laws, as well as counterpart laws in foreign jurisdictions. Violations of these regulations and laws may be punishable by criminal and civil sanctions, including substantial fines, as well as, in the United States, possible exclusion from federal and state health care programs, including Medicare and Medicaid. In addition, plaintiffs both in the United States and in foreign jurisdictions are increasingly bringing actions against international pharmaceutical companies for alleged violations of U.S. and foreign laws regarding drug sales and marketing activities.

The U.S. government, state governments, and private payors are investigating pricing practices of numerous pharmaceutical companies and biotechnology companies, and many have filed actions alleging that inaccurate reporting of prices has improperly inflated reimbursement rates. A number of these actions have been brought against us. Please see Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2006 Financial Report for a discussion of these investigations and lawsuits. In addition, government agencies have requested documents from us relating to pricing issues.

Regardless of merit or eventual outcome, these types of investigations and related litigation can result in:

•	Diversion of management time and attention;

•	Expenditure of large amounts of cash on legal fees, costs, and payment of damages;

•	Limitations on our ability to continue some of our operations;

•	Decreased demand for our products; and

•	Injury to our reputation.

We may be subject to loss of permits and face substantial fines and clean-up costs in connection with our use of hazardous materials, which could adversely impact our operations and financial condition.

We use certain hazardous materials in connection with our research and manufacturing activities. We have in the past been, and may in the future be, notified of our potential responsibility relating to the generation, storage, treatment, and disposal of hazardous waste. This may result in loss of permits, fines or penalties, and other adverse governmental or private actions. In addition, we have been advised in the past, and may be advised in the future, that we may be a responsible party for several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the Superfund. Please read the discussion of significant pending environmental matters in Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2006 Financial Report. Payment of substantial fines, penalties, or environmental remediation costs, or the loss of permits or other authorizations to operate affected facilities, could adversely impact our operations and financial condition.

Risks Associated with Intellectual Property

If our intellectual property rights are challenged or circumvented, competitors may be able to take advantage of our research and development efforts.

Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies. Our currently pending or future patent applications and/or extensions may not result in issued patents or be approved on a timely basis or at all. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. In addition, the scope of our patent claims may vary between countries, as individual countries have their own patent laws. For example, some countries only permit the issuance of patents covering methods of making a drug compound, not the chemical compound itself. Our ability to enforce our patents also depends on the laws of individual countries and each country’s history of enforcing, or not enforcing, intellectual property rights.

Mechanisms exist in much of the world permitting some form of challenge by generic manufacturers to our patents prior to or immediately following the expiration of any regulatory exclusivity. In the United States, under the Hatch-Waxman Act, a generic manufacturer can challenge our patents as soon as four (4) years following FDA approval of a New Drug Application. Patents for PROTONIX and EFFEXOR XR (extended release capsules) are currently subject to, and may be subject in the future to, such challenges in the United States or elsewhere. If a third party successfully challenges patents we rely upon, a court could determine that the patents are invalid or unenforceable or limit the scope of coverage of those patents, potentially reducing our revenue from the related products.

In many countries, as a patent owner, we must seek a preliminary injunction or similar legal device to avoid premature generic market entry. In circumstances where a preliminary injunction is issued, but the asserted patents are held invalid or not infringed, we may be liable for the generic company’s lost profits. In some circumstances, where no preliminary injunction is available, we may be limited to an action for damages and perhaps a permanent injunction. In such cases, the generic may enter the market and money damages are likely to be inadequate to compensate us for our losses.

When our patent rights expire, previously protected products may become subject to competition from generic versions, which may lower our net revenue.

Our patent protection for our products is limited by the applicable terms of our patents. Following expiration of patents covering our products, other entities may be able to obtain approval to manufacture and market generic alternatives, which we expect would result in lower net revenue. For example, our sales of ZOSYN could be significantly affected if the product faces generic competition in the United States and other major markets in the future. In February 2007, the compound patent claiming one of the active ingredients of ZOSYN expired in the United States. Additional process and manufacturing patents extend beyond that expiration. Our new formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection extending until 2023. While our best estimate is that generic competition for ZOSYN in the United States will not occur until at least late 2007, it is possible that we will face generic competition as early as the 2007 first quarter, depending upon the FDA’s response to the petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2006 Financial Report, and other factors. The compound patent claiming one of the active ingredients in ZOSYN will expire in most major countries outside the United States in the 2007 third quarter. Thus, we may face generic competition in these countries as early as the 2007 third quarter.

We may incur substantial costs in litigation or other proceedings involving intellectual property rights and the results of such litigation or proceedings may reduce our net revenue.

A third party may sue us or one of our collaboration partners, alleging infringement of the third party’s patents or other intellectual property rights. Likewise, one of our collaboration partners or we may sue to enforce intellectual property rights or to determine the scope and validity of third party proprietary rights. If we do not prevail in this type of litigation, we or our strategic collaboration partners may be required to:

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

We have multiple product candidates in development and devote considerable resources to research and development activities, including clinical trials. These activities involve a high degree of risk and take many years. Currently, we have a large number of product candidates in development. Our product candidates in late-stage development include four potential new products with respect to which we filed New Drug Applications (NDAs) with the FDA in 2006: PRISTIQ (for the treatment of vasomotor symptoms), VIVIANT, TORISEL, and bifeprunox. We also filed NDAs in 2005 for PRISTIQ (for the treatment of major depressive disorder) and LYBREL, and we expect to file a number of additional NDAs for potential new products and important new indications for existing products in 2007. Our product development efforts with respect to any product candidate may fail or be delayed, and we may be unable to commercialize it or be delayed in commercializing it, for multiple reasons, including:

•	Failure of the product candidate in preclinical studies;

•	Difficulty enrolling patients in clinical trials;

•	Adverse reactions to the product candidate or indications of other safety concerns;

•	Insufficient clinical trial data to support the safety and/or effectiveness of the product candidate;

•	Our inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner; and

•	Our failure to obtain, or our experiencing delays in obtaining, the required regulatory approvals for the product candidate or the facilities in which it is manufactured.

Notably, clinical trial data are subject to differing interpretations and, even when we view data as sufficient to support the safety and/or effectiveness of a product candidate or a new indication for an existing product, regulatory authorities may not share our views and may require additional data or may deny approval altogether. Additionally, regulatory authorities in different countries often apply differing standards for the approval of product candidates and/or new indications for existing products, meaning that approval of a particular product candidate or new indication in one country may not be predictive of approval in other countries.

The development and commercialization of novel drugs requires significant expenditures with a low probability of success.

Successful development and commercialization of new pharmaceuticals, vaccines, and biotechnology products is expensive and inherently uncertain. Conducting late-stage clinical trials is particularly costly. If our clinical trials are not successful, we will not recover our substantial investments in applicable product candidates. Even where our clinical trials are sufficient to obtain product approval, we may not be able to achieve our anticipated product labeling, which could adversely impact the commercial success of the applicable product. The substantial funds we spend developing new products depress near-term profitability with no assurance that the expenditures will generate future profits to offset these costs.

If our strategic alliances are unsuccessful, our operating results will be negatively impacted.

Several of our strategic initiatives involve alliances with other companies, including our collaborations with:

•	Amgen on ENBREL;

•	Nycomed (previously Altana) on PROTONIX;

•	Johnson & Johnson under which we supply sirolimus, the active ingredient in RAPAMUNE, to coat the CYPHER stent;

•	Medtronic Sofamor Danek, Inc. on rhBMP-2;

•	Solvay Pharmaceuticals on the development and North America promotion of bifeprunox for schizophrenia;

•	Progenics Pharmaceuticals, Inc. on the development of methylnaltrexone for the treatment of opioid-induced side effects and post-operative ileus;

•	Trubion Pharmaceuticals, Inc. on the development of TRU-015 for the treatment of rheumatoid arthritis and certain other therapies; and

•	Elan Corporation on the development of amyloid immunotherapies to address Alzheimer’s disease.

The success of these and similar arrangements depends not only on our contributions and capabilities, but also on the technology and other intellectual property contributed by our partners and their resources, efforts and skills. If these and similar arrangements are unsuccessful, our operating results will be negatively impacted. Disputes and difficulties in such relationships are common, often due to conflicting priorities or conflicts of interest. For example, we are currently in litigation with Johnson & Johnson regarding our collaboration with respect to the CYPHER stent. The benefits of these alliances would be reduced or eliminated if strategic partners:

•	Terminate or breach the agreements;

•	Fail to devote sufficient financial or other resources to the alliances; or

•	Suffer negative outcomes in intellectual property disputes.

Under many of our strategic alliances we make milestone payments well in advance of commercialization of products, with no assurance that we will ever recoup those payments, in which case our operating results may be negatively impacted.

Risks Associated with Manufacturing our Products

Manufacturing problems may cause product launch delays, inventory shortages, recalls, and unanticipated costs.

In order to sell our products, we must be able to produce sufficient quantities. Many of our products are difficult to manufacture, including PREVNAR and ENBREL, and/or are sole sourced from certain manufacturing facilities. Minor deviations in our manufacturing processes could result in unacceptable changes in the products that result in lot failures, which may result in launch delays, inventory shortages, unanticipated costs, product recalls, product liability, and/or regulatory action. In addition, a number of factors could cause production interruptions at our facilities or the facilities of our third party providers, including equipment malfunctions, labor problems, natural disasters, regulatory action, power outages or terrorist activities. These interruptions could result in launch delays, inventory shortages, unanticipated costs and issues with our agreements under which we supply third parties.

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

Regulatory authorities must approve the facilities in which health care products are produced. Any third party we use to manufacture, fill-finish, or package our products also must be licensed by applicable regulatory authorities. As a result, substitute third party providers may not be readily available on a timely basis in the event our or our third party manufacturers’ manufacturing facilities are not approved or are unable to comply with applicable regulations. Manufacturing facilities are subject to ongoing inspections by regulatory authorities that may result in regulatory action. In addition, minor changes in manufacturing processes may require additional regulatory approvals. Either of these situations could cause us to incur significant additional costs and lose revenue.

In the event that a regulatory authority objects to practices or conditions at any of our or our third party manufacturer’s manufacturing facilities, such facility could be subject to adverse regulatory actions. These possible regulatory actions could include, among others, warning letters, fines, injunctions, and recalls, which could result in, among other things, a total or partial shutdown of production in one or more of the manufacturing facilities; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events, in combination or alone, could disrupt our business and negatively impact our revenues and financial condition.

Our Guayama, Puerto Rico manufacturing facility is currently the subject of a Warning Letter from the FDA that raised several specific concerns about manufacturing at the facility. Although it remains our goal to resolve these issues as quickly as possible, we cannot exclude the possibility that these issues will result in further regulatory action or delays in the approval of new products or release of approved products manufactured at the Guayama, Puerto Rico facility. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – Our Challenging Business Environment” in our 2006 Financial Report for further discussion of the Warning Letter.

We are also in continued discussions with various regulatory authorities outside the United States regarding manufacturing process issues at certain of our manufacturing facilities. We are unable to predict the outcome of these discussions or the impact the issues will have on the supply of our products manufactured at these facilities.

We rely on third parties to provide us with materials and services in connection with the manufacturing of our products and, in some instances, for the manufacture of entire products.

Unaffiliated third-party suppliers provide some materials necessary for commercial production of our products, including specialty chemicals and components necessary for manufacture, fill-finish, and packaging, and, in some instances such as in the case of REFACTO, for the manufacture of entire products. For example, we have sole source suppliers for materials used in PREVNAR, ENBREL, BENEFIX, RAPAMUNE, ZOSYN, TYGACIL and oral contraceptives. We may be unable to manufacture our products in a timely manner, or at all, if any of our third-party suppliers cease or interrupt production or otherwise fail to supply us or if the supply agreements are suspended or terminated.

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

The multinational nature of our business subjects us to potential risks that various taxing authorities may challenge the pricing of our cross border arrangements. While we believe that our pricing methodology is in accordance with applicable laws, taxing authorities may disagree and subject us to additional tax, adversely impacting our effective tax rate and our tax liability. For example, the U.S. Internal Revenue Service (IRS) currently is examining our 1998 through 2001 tax returns, including the pricing of our cross-border arrangements. While we believe that the pricing of these arrangements is appropriate and that our reserves are adequate with respect to such pricing, it is possible that the IRS will propose adjustments in excess of such reserves and that conclusion of the audit will result in adjustments in excess of such reserves. An unfavorable resolution could have a material effect on our results of operations or cash flows in the period in which an adjustment is recorded and in future periods. We believe that an unfavorable resolution would not be material to our financial position; however, each year we record significant tax benefits with respect to our cross-border arrangements, and we cannot exclude the possibility of a resolution that is material to our financial position.

We rely on third parties to provide us with services in connection with the administration of our business.

We outsource a number of processing and administrative functions to unaffiliated third parties. For example, as part of our Project Springboard initiatives, we entered into a master services agreement with Accenture LLP (Accenture) in July 2006 under which Accenture will provide us with transactional processing and administrative support services over a broad range of areas, including information services, finance and accounting, human resources and procurement functions. Certain transactional processing services have commenced in 2007. There can be no assurance that the transition of these functions to Accenture will be successful or that we will not encounter difficulties during the transition process. Services provided by third parties as a part of outsourcing initiatives could be interrupted as a result of many factors, such as force majeure events or contract disputes, and any failure by these third parties to provide us with these services on a timely basis or at all could result in a disruption of our business.

Increases in costs of pension benefits and current and post-retirement medical and other employee health and welfare benefits may reduce our profitability.

With more than 50,000 employees, our profitability is substantially affected by costs of pension benefits and current and post-retirement medical and other employee health and welfare benefits. These costs can vary substantially as a result of changes in health care costs, volatility in investment returns on pension plan assets, and changes in discount rates used to calculate related liabilities. At least some of these factors may put upward pressure on the cost of providing pensions and medical benefits. We can provide no assurance that we will succeed in limiting future cost increases, and upward pressure may reduce our profitability.

Our indebtedness could adversely affect our operations.

As of December 31, 2006, we had approximately $9,096.7 million of long-term debt.

Our indebtedness:

•	Requires us to dedicate a portion of our cash flow from operations to debt service;

•	Imposes certain restrictions on our business activities; and

•	May place us at a competitive disadvantage compared to our competitors that have less debt.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that remain unresolved.

ITEM 2.	PROPERTIES

Our corporate headquarters and the headquarters of our Consumer Healthcare business are located in Madison, New Jersey. Our U.S. and international Pharmaceuticals operations are headquartered in owned facilities in Collegeville and Great Valley, Pennsylvania. Our Animal Health business is headquartered in Overland Park, Kansas, a leased facility. Our international subsidiaries and affiliates, which generally own their properties, have manufacturing facilities in 15 countries outside the United States.

The properties listed below are our principal manufacturing plants (M) and research laboratories (R) as of December 31, 2006, listed in alphabetical order by state or country. All of these properties are owned except certain facilities in Guayama, Puerto Rico, which are under lease. We also own or lease a number of other smaller properties worldwide, which are used for manufacturing, research, warehousing and office space.

Pharmaceuticals (P), Consumer Healthcare (C) and Animal Health (A):

United States:	Reportable Segment
Charles City, Iowa (M)			(A)
Fort Dodge, Iowa (M, R)			(A)
Andover, Massachusetts (M, R)	(P)
Cambridge, Massachusetts (R)	(P)
Princeton, New Jersey (R)	(P)
Chazy, New York (R)	(P)
Pearl River, New York (M, R)	(P)
Rouses Point, New York (M, R)	(P)	(C)
Sanford, North Carolina (M, R)	(P)
Collegeville, Pennsylvania (R)	(P)
Carolina, Puerto Rico (M)	(P)
Guayama, Puerto Rico (M)	(P)	(C)
Richmond, Virginia (M, R)		(C)

International:	Reportable Segment
St. Laurent, Canada (M, R)	(P)	(C)
Suzhou, China, (M)	(P)	(C)
Gosport, England (R)	(P)
Havant, England (M)	(P)	(C)
Askeaton, Ireland (M, R)	(P)
Grange Castle, Ireland (M)	(P)
Newbridge, Ireland (M)	(P)
Catania, Italy (M, R)	(P)		(A)
Aprilia, Italy (M)	(P)	(C)
Vallejo, Mexico (M)	(P)	(C)
Cabuyao, Philippines (M)	(P)
Tuas, Singapore (M)	(P)
Gerona, Spain (M, R)			(A)
Hsin-Chu Hsien, Taiwan (M)	(P)	(C)	(A)

We have significant capital projects ongoing to support additional manufacturing capacity and/or new products in Andover, Massachusetts, Sanford, North Carolina, Guayama, Puerto Rico, Newbridge, Ireland and Grange Castle, Ireland.

We believe our properties to be adequately maintained and suitable for their intended use. The facilities generally have sufficient capacity for existing needs and expected near-term growth and expansion projects are undertaken as necessary to meet future needs.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth in Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2006 Financial Report is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF FEBRUARY 26, 2007

Each officer is elected to hold office until a successor is chosen or until earlier removal or resignation. None of the executive officers is related to another:

Name	Age	Offices and Positions	Elected as Executive Officer
Robert Essner	59

Chairman of the Board and Chief Executive Officer

Chairman of the Executive Committee of the Board of Directors, Chairman of Management, Law/Regulatory Review, Human Resources and Benefits and Retirement Committees and Member of the Operations Committee

			September 1997

Business Experience:

July 2000 to May 2001, President and Chief Operating Officer

May 2001 to December 2002, President and Chief Executive Officer

January 2003 to April 2006, Chairman of the Board, President and Chief Executive Officer

April 2006 to date, Chairman of the Board and Chief Executive Officer

Bernard Poussot	55

President, Chief Operating Officer and Vice Chairman and Member of the Board of Directors

Chairman of Operations Committee and Member of Management, Law/Regulatory Review, Human Resources and Benefits and Retirement Committees

			January 2001

Business Experience:

January 2001 to June 2002, Senior Vice President and President, Wyeth Pharmaceuticals

June 2002 to April 2006, Executive Vice President and President, Wyeth Pharmaceuticals

April 2006 to January 2007, President and Vice Chairman

January 2007 to date, President, Chief Operating Officer and Vice Chairman

Name	Age	Offices and Positions	Elected as Executive Officer
Kenneth J. Martin	52	Chief Financial Officer and Vice Chairman Member of Management, Law/Regulatory Review, Operations, Human Resources and Benefits and Retirement Committees	February 2000

Business Experience:

October 1998 to January 2000, Senior Vice President and Chief Financial Officer, Wyeth-Ayerst Pharmaceuticals

February 2000 to June 2002, Senior Vice President and Chief Financial Officer

June 2002 to April 2006, Executive Vice President and Chief Financial Officer

April 2006 to date, Chief Financial Officer and Vice Chairman

E. Thomas Corcoran	59	President, Fort Dodge Animal Health Division Member of Management, Operations and Human Resources and Benefits Committees	June 2001

Business Experience:		September 1995 to date, President, Fort Dodge Animal Health Division

Thomas Hofstaetter, Ph.D.	58	Senior Vice President – Corporate Business Development Member of Management and Operations Committees	September 2004

Business Experience:		1999 to September 2004, Senior Vice President, Corporate Development, Aventis September 2004 to date, Senior Vice President – Corporate Business Development

Paul J. Jones	61	Vice President and Controller Member of Law/Regulatory Review and Operations Committees	May 1995

Business Experience:		May 1995 to date, Vice President and Controller

Name	Age	Offices and Positions	Elected as Executive Officer
René R. Lewin	60	Senior Vice President – Human Resources Member of Management, Law/Regulatory Review, Operations, Human Resources and Benefits and Retirement Committees	June 1994

Business Experience:		June 1994 to September 2004, Vice President – Human Resources September 2004 to date, Senior Vice President – Human Resources

Joseph M. Mahady	53	Senior Vice President and President – Global Business, Wyeth Pharmaceuticals Member of Management, Law/Regulatory Review, Operations and Human Resources and Benefits Committees	June 2001

Business Experience:

September 1997 to June 2002, President, Wyeth Pharmaceuticals – North America

June 2002 to June 2005, Senior Vice President and President, Wyeth Pharmaceuticals – North America and Global Businesses

June 2005 to February 2007, Senior Vice President and President, Wyeth Pharmaceuticals – The Americas and Global Businesses

February 2007 to date, Senior Vice President and President – Global Business, Wyeth Pharmaceuticals

Charles A. Portwood	57	President – Technical Operations and Product Supply, Wyeth Pharmaceuticals Member of Management and Law/Regulatory Review Committees	January 2005

Business Experience:

1970 to November 2001, Senior Vice President, Strategy and Industrial Excellence, Aventis

November 2001 to July 2002, Senior Vice President, Global Supply Chain, Wyeth Pharmaceuticals

July 2002 to date, President – Technical Operations & Product Supply, Wyeth Pharmaceuticals

Marily H. Rhudy	59	Senior Vice President – Public Affairs Member of Management and Operations Committees	June 2001

Business Experience:		September 1997 to September 2004, Vice President – Public Affairs September 2004 to date, Senior Vice President – Public Affairs

Name	Age	Offices and Positions	Elected as Executive Officer
Douglas A. Rogers	47	President, Wyeth Consumer Healthcare Member of Management, Law/Regulatory Review, Operations and Human Resources and Benefits Committees	June 2005

Business Experience:		April 2001 to June 2005, President, Wyeth Consumer Healthcare, U.S. June 2005 to date, President, Wyeth Consumer Healthcare

Robert R. Ruffolo, Jr., Ph.D.	56	Senior Vice President and President, Wyeth Research Member of Management, Law/Regulatory Review, Operations and Human Resources and Benefits Committees	June 2001

Business Experience:		November 2000 to June 2002, Executive Vice President, Pharmaceutical Research and Development, Wyeth Research June 2002 to date, Senior Vice President and President, Wyeth Research

Lawrence V. Stein	57	Senior Vice President and General Counsel Member of Management, Law/Regulatory Review, Operations, Human Resources and Benefits and Retirement Committees	June 2001

Business Experience:		July 2000 to June 2001, Vice President and Deputy General Counsel June 2001 to July 2003, Senior Vice President and Deputy General Counsel July 2003 to date, Senior Vice President and General Counsel

Ulf Wiinberg	48	Senior Vice President and President, EMEA/Canada, Wyeth Pharmaceuticals Member of Management and Operations Committees	March 2002

Business Experience:

May 1997 to February 2002, Managing Director of the United Kingdom subsidiary of Wyeth-Ayerst Pharmaceuticals

February 2002 to June 2005, President, Wyeth Consumer Healthcare

June 2005 to February 2007, Senior Vice President and President, Wyeth Pharmaceuticals, Europe/Middle East/Africa

February 2007 to date, Senior Vice President and President, EMEA/Canada, Wyeth Pharmaceuticals

Name	Age	Offices and Positions	Elected as Executive Officer
Mary Katherine Wold	54	Senior Vice President – Tax and Treasury Member of Human Resources and Benefits and Retirement Committees	November 2005

Business Experience:		1988 to March 2002, Partner, Shearman & Sterling LLP March 2002 to November 2005, Vice President – Tax November 2005 to date, Senior Vice President – Tax and Treasury

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)	Market Information and Dividends

The New York Stock Exchange is the principal market on which our common stock is traded. Tables showing the high and low sales price for our common stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as presented in Market Prices of Common Stock and Dividends in our 2006 Financial Report, are incorporated herein by reference.

PERFORMANCE GRAPH

The following graph shows the value as of December 31, 2006 of a $1,000 investment in our common stock as if made on December 31, 2001 (with dividends reinvested), as compared with similar investments based on (i) the value of the S & P 500 Index (with dividends reinvested) and (ii) the value of a market-weighted Peer Group Index composed of the common stock of Abbott Laboratories, Bristol-Myers Squibb Company, Johnson & Johnson, Eli Lilly and Company, Merck & Co., Inc., Pfizer Inc., Schering-Plough Corporation and Wyeth, in each case on a “total return” basis assuming reinvestment of dividends. The market-weighted Peer Group Index values were calculated from the beginning of the performance period. The stock performance shown below is not necessarily indicative of future performance.

Comparative Values
Year	Wyeth Common Stock	S&P 500 Index	Peer Group Index
12/31/01	$1,000.00	$1,000.00	$1,000.00
12/31/02	$ 622.70	$ 779.50	$ 777.92
12/31/03	$ 722.10	$1,002.70	$ 855.38
12/31/04	$ 742.00	$1,111.50	$ 797.75
12/31/05	$ 819.70	$1,165.90	$ 795.50
12/31/06	$ 924.90	$1,349.60	$ 925.00

(b)	Holders

There were approximately 47,084 holders of record of our common stock as of the close of business on January 31, 2007.

(c)	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our repurchases of shares of our common stock during the 2006 fourth quarter:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1, 2006 through October 31, 2006	3,334,806	$51.76	3,300,000	4,453,200
November 1, 2006 through November 30, 2006	1,905,031	50.41	1,900,000	2,553,200
December 1, 2006 through December 31, 2006	583,246	50.54	569,600	1,983,600

Total	5,823,083	$51.19	5,769,600

(1)	On January 27, 2006, our Board of Directors approved a share repurchase program allowing for the repurchase of up to 15,000,000 shares of our common stock (the Share Repurchase Program). We repurchased 13,016,400 shares during 2006. At December 31, 2006, we had 1,983,600 shares authorized for repurchase. On January 25, 2007, our Board of Directors amended the previously authorized Share Repurchase Program to allow for the future repurchase of up to 30,000,000 shares, inclusive of 1,983,600 shares remaining under the existing program.

(2)	In addition to purchases under the Share Repurchase Program, this column reflects the following transactions during the 2006 fourth quarter: (i) the surrender to us of 8,094 shares of common stock to pay the exercise price in connection with the exercise of employee stock options; (ii) the deemed surrender to us of 11,847 shares of common stock to satisfy tax withholding obligations in connection with the distribution of shares held in trust for employees who deferred receipt of such shares; and (iii) the surrender to us of 33,542 shares of common stock to satisfy tax withholding obligations for employees in connection with the issuance of restricted stock and/or performance share awards.

II-1

ITEM 6.	SELECTED FINANCIAL DATA

The data with respect to the last five fiscal years, appearing in the Ten-Year Selected Financial Data presented in our 2006 Financial Report, are incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing in our 2006 Financial Report, is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk disclosures as set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations, appearing in our 2006 Financial Report, are incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, and Quarterly Financial Data (Unaudited) presented in our 2006 Financial Report, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our 2006 Financial Report under the headings Report of Independent Registered Public Accounting Firm and Management Report on Internal Control over Financial Reporting, respectively, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROLS

During the 2006 fourth quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

II-2

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)	Information relating to our directors is incorporated herein by reference to information included in the definitive proxy statement to be filed with the Securities and Exchange Commission on or about March 19, 2007 (the “2007 Proxy Statement”) under the caption “Election of Directors — Nominees for Election as Directors.”

(b)	Information relating to our executive officers, as of February 26, 2007, is furnished in Part I hereof under a separate unnumbered caption (“Executive Officers of the Registrant as of February 26, 2007”).

(c)	Information relating to certain filing obligations of our directors and executive officers under the federal securities laws set forth in the 2007 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

(d)	We have adopted a code of ethics, included within the Wyeth Code of Conduct, that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer and others performing similar functions. The Wyeth Code of Conduct is available on the Wyeth Internet website at www.wyeth.com. Copies of the Wyeth Code of Conduct are also available, without charge, by contacting Wyeth Investor Relations at (877) 552-4744. We intend to post on our Internet website (www.wyeth.com) any amendments to, or waivers from, our code of ethics that apply to our principal executive officer, principal financial officer, principal accounting officer and others performing similar functions.

(e)	Information relating to our audit committee, including designation of “audit committee financial expert” under applicable Securities and Exchange Commission rules, is incorporated herein by reference to information included in the 2007 Proxy Statement under the caption “Meetings and Committees of our Board — Committees of our Board.”

(f)	The Charters for our Audit, Compensation and Benefits, Nominating and Governance, Corporate Issues and Science and Technology Committees, the Nominating and Governance Committee Criteria and Procedures for Board Candidate Selection and Wyeth’s Corporate Governance Guidelines are available on our Internet website at www.wyeth.com. Copies of these documents are also available, without charge, by contacting Wyeth Investor Relations at (877) 552-4744.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation is incorporated herein by reference to information included in the 2007 Proxy Statement beginning with the caption “Executive Compensation” and ending with the section captioned “Potential Payments upon Termination or Change in Control.” Information with respect to compensation of directors is incorporated herein by reference to information included in the 2007 Proxy Statement under the caption “Director Compensation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Information relating to security ownership is incorporated herein by reference to information included in the 2007 Proxy Statement under the caption “Securities Owned by Management.”

(b)	Information regarding our equity compensation plans is incorporated herein by reference to information included in the 2007 Proxy Statement under the caption “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding transactions with management and others and director independence is incorporated herein by reference to information included in the 2007 Proxy Statement under the caption “Transactions With Management And Others” and “Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is incorporated herein by reference to information included in the 2007 Proxy Statement beginning with the caption “Independent Registered Public Accounting Firm’s Fee Summary.”

III-1

PART IV

ITEM 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The following Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, included in our 2006 Financial Report, are incorporated herein by reference into Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of this report:

•	Consolidated Balance Sheets as of December 31, 2006 and 2005

•	Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(a)2.	Financial Statement Schedules

Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements.

(a)3.	Exhibits

Exhibit No.	Description
(3.1)	The Company’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(3.2)	The Company’s By-Laws, as amended through September 28, 2006, are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, dated October 2, 2006.

(4.1)	Indenture, dated as of April 10, 1992, between the Company and The Bank of New York (successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference to Exhibit 4-a of the Company’s Registration Statement on Form S-3 (File No. 33-57339), filed on January 18, 1995.

(4.2)	Supplemental Indenture, dated October 13, 1992, between the Company and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference to Exhibit 4-b of the Company’s Registration Statement on Form S-3 (File No. 33-57339), filed on January 18, 1995.

(4.3)	Second Supplemental Indenture, dated as of March 30, 2001, between the Company and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement of Form S-4 (File No. 333-59642) filed on April 27, 2001.

(4.4)	Third Supplemental Indenture, dated as of February 14, 2003, between the Company and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(4.5)	Fourth Supplemental Indenture, dated as of December 16, 2003, between the Company and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (File No. 333-112450) filed on February 3, 2004.

Exhibit No.	Description
(4.6)	Fifth Supplemental Indenture, dated as of December 16, 2003, between the Company and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(4.7)	Sixth Supplemental Indenture, dated as of November 14, 2005, between the Company and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated November 15, 2005.

(10.1)	Five-Year Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders, thereto is incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10.2)	First Amendment to Five-Year Credit Agreement, dated as of August 3, 2005, amending the Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders thereto, is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(10.3)	Second Amendment to Five-Year Credit Agreement, dated as of July 19, 2006, amending the Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders thereto, is incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.4)	Five-Year Credit Agreement, dated as of August 3, 2005, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders thereto, is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(10.5)	First Amendment to Five-Year Credit Agreement, dated as of July 19, 2006, amending the Credit Agreement, dated as of August 3, 2005, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders thereto, is incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.6)	Master Guarantee and Letter of Credit Agreement, dated as of December 16, 2003, between the Company and ABN AMRO BANK, N.V. is incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10.7)	Seventh Amendment, dated July 21, 2004, to the Nationwide Class Action Settlement, dated November 18, 1999, as amended is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 11, 2005.

Exhibit No.	Description
(10.8)	Indemnity Agreement (relating to Consent Decree), dated as of September 29, 2000, by and between the Company and Bernard Poussot is incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10.9)+	License Agreement, dated as of December 13, 2005, by and among the Company, acting through its Wyeth Pharmaceuticals Division, Wyeth Pharmaceuticals Company, Inc., Wyeth-Whitehall Pharmaceuticals Inc. and Wyeth Pharmaceuticals Company (on the one hand) and Teva Pharmaceuticals Industries Ltd. and Teva Pharmaceuticals USA, Inc. (on the other hand) is incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(10.10)*	Employment Agreement, dated as of January 25, 2007, between the Company and Robert Essner is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 26, 2007.

(10.11)*	1990 Stock Incentive Plan, as amended through November 16, 2006.

(10.12)*	1993 Stock Incentive Plan is incorporated by reference to Appendix III of the Company’s definitive Proxy Statement filed March 18, 1999.

(10.13)*	Amendment to the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10.14)*	Amendment to the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.15)*	1996 Stock Incentive Plan, as amended through November 16, 2006.

(10.16)*	1999 Stock Incentive Plan, as amended through November 16, 2006.

(10.17)*	Form of Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.18)*	Form of Stock Option Agreement (transferable options) is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10.19)*	Form of Restricted Stock Performance Award Agreement is incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.20)*	Form of Restricted Stock Performance Award Agreement is incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.21)*	Form of Special Stock Option Agreement under the 1996 Stock Incentive Plan with Robert Essner dated June 21, 2001 (transferable option) is incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.22)*	Form of Restricted Stock Award Agreement under the 1996 Stock Incentive Plan with Robert Essner dated June 21, 2001 (cliff vesting) is incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.23)*	Form of Restricted Stock Award Agreement under the 1993 Stock Incentive Plan with Robert Ruffolo dated January 23, 2001 (phased vesting) is incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.24)*	Form of Restricted Stock Unit Award Agreement under the 1996 Stock Incentive Plan with Robert Ruffolo dated November 17, 2004 (three-year cliff vesting).

(10.25)*	Form of Performance Share Award Agreement is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Exhibit No.	Description
(10.26)*	Form of Performance Share Award Agreement is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated May 1, 2006.

(10.27)*	Form of Performance Share Award Agreement (Replacement for Outstanding 2005 Awards) is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated May 1, 2006.

(10.28)*	Form of Restricted Stock Unit Award Agreement (three-year cliff vesting) is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10.29)*	Form of Stock Option Award Agreement under 2006 Non-Employee Director Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated May 1, 2006.

(10.30)*	Form of Deferred Stock Unit Award Agreement under the 2006 Non-Employee Director Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated May 1, 2006.

(10.31)*	Form of Restricted Stock Unit Award Agreement (three-year cliff vesting) is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated May 1, 2006.

(10.32)*	Restricted Stock Trust Agreement under the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(10.33)*	Amendment to Restricted Stock Trust Agreement under the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(10.34)*	Management Incentive Plan is incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10.35)*	Amendment to the Management Incentive Plan is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.36)*	Amendment to the Management Incentive Plan (as amended through January 1, 2006, and further amended and clarified, effective as of January 1, 2005) is incorporated by reference to Exhibit 10.31A of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(10.37)*	Wyeth 1994 Restricted Stock Plan for Non-Employee Directors (as amended to June 22, 2006) is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.38)*	Stock Option Plan for Non-Employee Directors, as amended through November 16, 2006.

(10.39)*	Form of Stock Option Agreement under the Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10.40)*	Wyeth Savings Plan (as amended and restated effective as of January 1, 2006).

(10.41)*	Wyeth Directors’ Deferral Plan (as amended to June 22, 2006) is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.42)*	Executive Incentive Plan, as amended through January 25, 2007.

(10.43)*	Deferred Compensation Plan is incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Exhibit No.	Description
(10.44)*	Amendment to the Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.45)*	Wyeth 2005 (409A) Deferred Compensation Plan (effective as of January 1, 2005) is incorporated by reference to Exhibit 10.60 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(10.46)*	Wyeth Executive Retirement Plan (as amended and restated effective as of January 1, 2005) is incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(10.47)*	Wyeth Supplemental Employee Savings Plan (as amended and restated effective as of January 1, 2005).

(10.48)*	Wyeth Supplemental Executive Retirement Plan (as amended and restated effective as of January 1, 2005).

(10.49)*	Wyeth 2002 Stock Incentive Plan, as amended through November 16, 2006.

(10.50)*	Wyeth 2005 Stock Incentive Plan, as amended through November 16, 2006.

(10.51)*	2006 Non-Employee Director Stock Incentive Plan, as amended through November 16, 2006.

(10.52)*	American Cyanamid Company’s Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10K of American Cyanamid Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (File 1-3426).

(10.53)*	American Cyanamid Company’s Supplemental Employees Retirement Plan Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10K of American Cyanamid Company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File 1-3426).

(10.54)*	American Cyanamid Company’s ERISA Excess Retirement Plan is incorporated by reference to Exhibit 10N of American Cyanamid Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (File 1-3426).

(10.55)*	American Cyanamid Company’s Excess Retirement Plan Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10M of American Cyanamid Company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File 1-3426).

(10.56)*	Form of 1998 Severance Agreement for Executive Officers and Certain Key Employees entered into by the Company and such individuals from time to time between January 1998 and August 2006 is incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(10.57)*	Form of 1998 Severance Agreement for Other Key Employees entered into by the Company and such individuals from time to time between January 1998 and August 2006 is incorporated by reference to Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(10.58)*	Form of 2006 Severance Agreement for Executive Officers and Certain Key Employees entered into by the Company and such individuals in August 2006 in replacement for the Severance Agreements in Exhibit 10.56 above is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

Exhibit No.	Description
(10.59)*	Form of 2006 Severance Agreement for Other Key Employees entered into by the Company and such individuals in August 2006 in replacement for the Severance Agreements in Exhibit 10.57 above is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.60)*	Form of 2006 Severance Agreement for New Executive Officers and Certain New Key Employees entered into by the Company and such individuals from time to time following August 2006 is incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.61)*	Form of 2006 Severance Agreement for Other New Key Employees entered into by the Company and such individuals from time to time following August 2006 is incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.62)*	Form of Amendment to 1998 Severance Agreements (Section 409A) entered into between the Company and all individuals party to the 1998 Severance Agreements identified in Exhibits 10.56 and 10.57 above is incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.63)*	Agreement, dated as of March 6, 2001, by and between the Company and John R. Stafford is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(10.64)*	Amendatory Agreement, dated as of March 6, 2001, by and between the Company and John R. Stafford is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(10.65)*	Wyeth Union Savings Plan (as amended and restated effective as of January 1, 2006).

(10.66)*	Summary Description of Performance Incentive Award Program is incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(13)	2006 Financial Report. Such report, except for those portions thereof that are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed “filed” as part of this filing.

(21)	Subsidiaries of the Company.

(23)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, relating to their report dated February 22, 2007, consenting to the incorporation thereof in the Registration Statements on Form S-3 (No. 33-45324, No. 33-57339, No. 333-108312, No. 333-111093 and No. 333-112450), and S-8 (No. 2-96127, No. 33-24068, No. 33-41434, No. 33-53733, No. 33-55449, No. 33-45970, No. 33-14458, No. 33-50149, No. 33-55456, No. 333-15509, No. 333-76939, No. 333-67008, No. 333-64154, No. 333-59668, No. 333-89318, No. 333-98619, No. 333-98623, No. 333-125005, and No. 333-133814) by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit No.	Description
(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended to date is incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(99.2)	Fifth Amendment, dated November 21, 2002, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(99.3)	Sixth Amendment, dated January 10, 2003, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(99.4)	Joint Motion of Wyeth and Claims Facilitating Committee Pursuant to New Settlement Process to Approve Proposed Stay Procedure in Diet Drug Cases, together with supporting documentation, all as filed with the U.S. District Court for the Eastern District of Pennsylvania on January 18, 2005 is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated January 19, 2005.

(99.5)	Consent Decree, dated October 3, 2000, is incorporated by reference to Exhibit 99.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(99.6)	Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and between Immunex, the Company and Amgen Inc. (filed as Exhibit 10.1 to Amgen’s Registration Statement on Form S-4 (File No. 333-81832) on January 31, 2002 and incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated July 29, 2002).

(99.7)	Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective July 8, 2003, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.94 to Amgen’s Annual Report on Form 10-K (File No. 0-12477) for the fiscal year ended December 31, 2003) is incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(99.8)	Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective April 20, 2004, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.93 to Amgen’s Amended Registration Statement on Form S-4/A (File No. 333-114820) filed on June 29, 2004) is incorporated by reference to Exhibit 99.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(99.9)	Description of Amendment No. 3 to Amended and Restated Promotion Agreement, effective as of January 1, 2005, by and among the Company and Amgen Inc. (filed as Exhibit 10.16 to Amgen’s Quarterly Report on Form 10-Q (File No. 0-12477) for the quarter ended March 31, 2005) is incorporated herein by reference.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYETH
(Registrant)

February 26, 2007	By	/s/ Kenneth J. Martin
Kenneth J. Martin
Chief Financial Officer and Vice Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
Principal Executive Officer:

/s/ Robert Essner Robert Essner	Chairman of the Board and Chief Executive Officer	February 26, 2007

Principal Financial Officer:

/s/ Kenneth J. Martin Kenneth J. Martin	Chief Financial Officer and Vice Chairman	February 26, 2007

Principal Accounting Officer:

/s/ Paul J. Jones Paul J. Jones	Vice President and Controller	February 26, 2007

Directors:

/s/ Bernard Poussot Bernard Poussot	President, Chief Operating Officer, Vice Chairman and Director	February 26, 2007

/s/ John D. Feerick John D. Feerick	Director	February 26, 2007

/s/ Frances D. Fergusson, Ph.D. Frances D. Fergusson, Ph.D.	Director	February 26, 2007

/s/ Victor F. Ganzi Victor F. Ganzi	Director	February 26, 2007

/s/ Robert Langer, Sc.D. Robert Langer, Sc.D.	Director	February 26, 2007

Signatures	Title	Date

/s/ John P. Mascotte John P. Mascotte	Director	February 26, 2007

/s/ Raymond J. McGuire Raymond J. McGuire	Director	February 26, 2007

/s/ Mary Lake Polan, M.D., Ph.D., M.P.H. Mary Lake Polan, M.D., Ph.D., M.P.H.	Director	February 26, 2007

/s/ Gary L. Rogers Gary L. Rogers	Director	February 26, 2007

/s/ Ivan G. Seidenberg Ivan G. Seidenberg	Director	February 26, 2007

/s/ Walter V. Shipley Walter V. Shipley	Director	February 26, 2007

/s/ John R. Torell III John R. Torell III	Director	February 26, 2007

INDEX TO EXHIBITS

Exhibit No.	Description
(10.11)*	1990 Stock Incentive Plan, as amended through November 16, 2006.

(10.15)*	1996 Stock Incentive Plan, as amended through November 16, 2006.

(10.16)*	1999 Stock Incentive Plan, as amended through November 16, 2006.

(10.24)*	Form of Restricted Stock Unit Award Agreement under the 1996 Stock Incentive Plan with Robert Ruffolo dated November 17, 2004 (three-year cliff vesting).

(10.38)*	Stock Option Plan for Non-Employee Directors, as amended through November 16, 2006.

(10.40)*	Wyeth Savings Plan (as amended and restated effective as of January 1, 2006).

(10.42)*	Executive Incentive Plan, as amended through January 25, 2007.

(10.47)*	Wyeth Supplemental Employee Savings Plan (as amended and restated effective as of January 1, 2005).

(10.48)*	Wyeth Supplemental Executive Retirement Plan (as amended and restated effective as of January 1, 2005).

(10.49)*	Wyeth 2002 Stock Incentive Plan, as amended through November 16, 2006.

(10.50)*	Wyeth 2005 Stock Incentive Plan, as amended through November 16, 2006.

(10.51)*	2006 Non-Employee Director Stock Incentive Plan, as amended through November 16, 2006.

(10.65)*	Wyeth Union Savings Plan (as amended and restated effective as of January 1, 2006).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(13)	2006 Financial Report. Such report, except for those portions thereof that are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed “filed” as part of this filing.

(21)	Subsidiaries of the Company.

(23)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, relating to their report dated February 22, 2007, consenting to the incorporation thereof in the Registration Statements on Form S-3 (No. 33-45324, No. 33-57339, No. 333-108312, No. 333-111093 and No. 333-112450), and S-8 (No. 2-96127, No. 33-24068, No. 33-41434, No. 33-53733, No. 33-55449, No. 33-45970, No. 33-14458, No. 33-50149, No. 33-55456, No. 333-15509, No. 333-76939, No. 333-67008, No. 333-64154, No. 333-59668, No. 333-89318, No. 333-98619, No. 333-98623, 333-125005, and No. 333-133814) by reference to the Company’s Annual Report on Form 10-K of the Company for the year ended December 31, 2006.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.