Form 10-Q
period 2007-03-31
WYETH
filed 2007-05-09
CIK 5187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Wyeth’s Common Stock outstanding as of the close of business on April 30, 2007:

Class	Number of Shares Outstanding
Common Stock, $0.33 1/3 par value	1,345,160,352

WYETH

Items other than those listed above have been omitted because they are not applicable.

Part I—Financial Information

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of March 31, 2007 and December 31, 2006, the results of its operations for the three months ended March 31, 2007 and 2006, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2007 and 2006. It is suggested that these consolidated condensed financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s 2006 Financial Report as incorporated in the Company’s 2006 Annual Report on Form 10-K and information contained in Current Reports on Form 8-K filed since the filing of the 2006 Form 10-K.

We make available through our Company Internet Web site, free of charge, our Company filings with the SEC as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The reports we make available include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and any amendments to those documents. The Company’s Internet Web site address is www.wyeth.com.

WYETH

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$8,578,939	$6,778,311
Marketable securities	2,788,808	1,948,931
Accounts receivable less allowances	3,414,987	3,383,341
Inventories:
Finished goods	885,578	732,532
Work in progress	1,323,888	1,312,925
Materials and supplies	481,051	435,002

	2,690,517	2,480,459
Other current assets including deferred taxes	2,942,521	2,923,199

Total Current Assets	20,415,772	17,514,241

Property, plant and equipment	14,730,450	14,483,494
Less accumulated depreciation	4,526,832	4,337,235

	10,203,618	10,146,259
Goodwill	3,929,941	3,925,738
Other intangibles, net of accumulated amortization
(March 31, 2007-$251,484 and December 31, 2006-$236,363)	343,367	356,692
Other assets including deferred taxes	4,748,386	4,535,785

Total Assets	$39,641,084	$36,478,715

LIABILITIES
Loans payable	$418,491	$124,225
Trade accounts payable	1,076,586	1,116,754
Accrued expenses	5,175,451	5,679,141
Accrued taxes	688,278	301,728

Total Current Liabilities	7,358,806	7,221,848

Long-term debt	11,319,736	9,096,743
Pension liabilities	823,231	806,413
Accrued postretirement benefit obligations other than pensions	1,612,258	1,600,751
Other noncurrent liabilities	3,510,049	3,100,205

Total Liabilities	24,624,080	21,825,960

Contingencies and commitments (Note 8)

STOCKHOLDERS’ EQUITY
$2.00 convertible preferred stock, par value $2.50 per share	27	28
Common stock, par value $0.33 1/3 per share	446,307	448,417
Additional paid-in capital	6,280,163	6,142,277
Retained earnings	8,855,550	8,734,699
Accumulated other comprehensive loss	(565,043)	(672,666)

Total Stockholders’ Equity	15,017,004	14,652,755

Total Liabilities and Stockholders’ Equity	$39,641,084	$36,478,715

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenue	$5,368,686	$4,837,937

Cost of goods sold	1,474,511	1,337,118
Selling, general and administrative expenses	1,512,539	1,464,596
Research and development expenses	750,732	684,670
Interest (income) expense, net	(14,800)	5,513
Other income, net	(99,636)	(114,575)

Income before income taxes	1,745,340	1,460,615
Provision for income taxes	491,236	341,032

Net income	$1,254,104	$1,119,583

Basic earnings per share	$0.93	$0.83

Diluted earnings per share	$0.92	$0.82

Dividends paid per share of common stock	$0.26	$0.25

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands Except Per Share Amounts)

(Unaudited)

Three Months Ended March 31, 2007:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2007	$28	$448,417	$6,142,277	$8,734,699	$(672,666)	$14,652,755
Net income				1,254,104		1,254,104
Currency translation adjustments					82,724	82,724
Unrealized gains on derivative contracts, net					2,561	2,561
Unrealized gains on marketable securities, net					1,935	1,935
Pension and postretirement benefit adjustments					20,403	20,403

						1,361,727

Adoption of FIN 48				(295,370)		(295,370)
Cash dividends declared(1)				(349,385)		(349,385)
Common stock acquired for treasury		(3,543)	(35,752)	(488,498)		(527,793)
Common stock issued for stock options		765	87,515			88,280
Stock-based compensation expense			76,460			76,460
Issuance of restricted stock awards		658	982			1,640
Tax benefit from exercises of stock options			8,684			8,684
Other exchanges	(1)	10	(3)			6

Balance at March 31, 2007	$27	$446,307	$6,280,163	$8,855,550	$(565,043)	$15,017,004

Three Months Ended March 31, 2006:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2006	$37	$447,783	$5,097,228	$6,514,046	$(64,725)	$11,994,369
Net income				1,119,583		1,119,583
Currency translation adjustments					96,934	96,934
Unrealized gains on derivative contracts, net					(4,135)	(4,135)
Unrealized losses on marketable securities, net					(67)	(67)

Comprehensive income, net of tax						1,212,315

Cash dividends declared(2)				(335,994)		(335,994)
Common stock acquired for treasury		(981)	(9,207)	(132,697)		(142,885)
Common stock issued for stock options		1,047	111,390			112,437
Stock-based compensation expense			75,174			75,174
Issuance of restricted stock awards		631	86,165			86,796
Transfer of restricted stock award accruals to equity			63,171			63,171
Tax benefit from exercises of stock options			13,009			13,009
Other exchanges	(2)	8	(672)	(524)		(1,190)

Balance at March 31, 2006	$35	$448,488	$5,436,258	$7,164,414	$28,007	$13,077,202

(1)	Included in cash dividends declared were preferred stock cash dividends of $0.50 per share ($5 in the aggregate) declared on January 25, 2007 and paid on March 13, 2007.
(2)	Included in cash dividends declared were preferred stock cash dividends of $0.50 per share ($7 in the aggregate) declared on January 27, 2006 and paid on April 3, 2006.

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities
Net income	$1,254,104	$1,119,583
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales and dispositions of assets	(16,313)	(15,802)
Depreciation and amortization	212,781	184,043
Stock-based compensation	76,460	75,174
Change in deferred income taxes	20,344	196,667
Diet drug litigation payments	(78,480)	(465,063)
Changes in working capital, net	(332,354)	(928,860)
Other items, net	(29,488)	68,218

Net cash provided by operating activities	1,107,054	233,960

Investing Activities
Purchases of intangibles, property, plant and equipment	(210,268)	(225,759)
Proceeds from sales of assets	20,588	22,997
Proceeds from sales and maturities of marketable securities	333,711	52,181
Purchases of marketable securities	(1,171,130)	(186,907)

Net cash used for investing activities	(1,027,099)	(337,488)

Financing Activities
Proceeds from issuance of long-term debt	2,500,000	—
Other borrowing transactions, net	(1,981)	(392)
Dividends paid	(349,385)	(335,987)
Purchases of common stock for treasury	(527,793)	(142,885)
Exercises of stock options	94,602	119,401

Net cash provided by (used for) financing activities	1,715,443	(359,863)

Effect of exchange rate changes on cash and cash equivalents	5,230	6,640

Increase (decrease) in cash and cash equivalents	1,800,628	(456,751)
Cash and cash equivalents, beginning of period	6,778,311	7,615,891

Cash and cash equivalents, end of period	$8,578,939	$7,159,140

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Recently Issued Accounting Standards: The Financial Accounting Standards Board (FASB) recently issued the Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company currently is assessing the impact this provision may have on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. If adopted, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company currently is assessing the impact this provision may have on its consolidated financial position or results of operations.

Reclassifications: Certain reclassifications have been made to the March 31, 2006 consolidated condensed financial statements and accompanying notes to conform with the March 31, 2007 presentation.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2.	Earnings per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,
(In thousands except per share amounts)	2007	2006
Numerator:
Net income less preferred dividends	$1,254,099	$1,119,576
Denominator:
Weighted average common shares outstanding	1,342,884	1,344,527

Basic earnings per share	$0.93	$0.83

Numerator:
Net income	$1,254,104	$1,119,583
Interest expense on contingently convertible debt	7,872	6,760

Net income, as adjusted	$1,261,976	$1,126,343

Denominator:
Weighted average common shares outstanding	1,342,884	1,344,527
Common stock equivalents of outstanding stock options, deferred contingent common stock awards, restricted stock awards and convertible preferred stock(1)	15,501	11,150
Common stock equivalents of assumed conversion of contingently convertible debt	16,890	16,890

Total shares(1)	1,375,275	1,372,567

Diluted earnings per share(1)	$0.92	$0.82

(1)	At March 31, 2007 and 2006, approximately 76,960 and 77,504 of common shares, respectively, related to options outstanding under the Company’s Stock Incentive Plans were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3.	Pensions and Other Postretirement Benefits

Net periodic benefit cost for the Company’s defined benefit plans for the three months ended March 31, 2007 and 2006 was as follows:

	Pensions		Other Postretirement Benefits
(In thousands)	Three Months Ended March 31,		Three Months Ended March 31,
Components of Net Periodic Benefit Cost	2007	2006	2007	2006
Service cost	$52,774	$48,546	$13,250	$13,335
Interest cost	79,156	69,307	26,464	25,033
Expected return on plan assets	(97,452)	(87,400)	—	—
Prior service cost	3,239	2,255	(9,749)	(9,560)
Transition obligation	118	112	—	—
Recognized net actuarial loss	25,592	32,682	11,860	14,439

Net periodic benefit cost	$63,427	$65,502	$41,825	$43,247

As of March 31, 2007, contributions of $31.9 million were made to the Company’s defined benefit pension plans, and payments of $27.8 million were made for other postretirement benefits. The Company expects to contribute approximately $217.2 million to its defined benefit pension plans and make payments of approximately $97.3 million for its other postretirement benefits in 2007.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4.	Productivity Initiatives

The Company continued with its long-term global productivity initiatives, which were launched in 2005, to adapt to the changing pharmaceutical industry environment.

The Company recorded the following charges related to these productivity initiatives for the 2007 and 2006 first quarter:

	Three Months Ended March 31,
(In thousands except per share amounts)	2007	2006
Total productivity initiatives charges(1)	$42,600	$35,100

Productivity initiatives charges, after-tax	$29,500	$24,200

Decrease in diluted earnings per share	$0.02	$0.02

(1)	For the 2007 first quarter, these charges included severance and other related personnel costs of $11,100, accelerated depreciation for certain facilities expected to be closed of $21,000 and period costs related to the implementation of the initiatives of $10,500. For the 2006 first quarter, these charges included severance and other related personnel costs of $8,400, accelerated depreciation for certain facilities expected to be closed of $17,500 and period costs related to the implementation of the initiatives of $9,200.

The productivity initiatives charges were recorded as follows:

	Three Months Ended March 31,
(In thousands)	2007	2006
Cost of goods sold	$29,100	$28,700
Selling, general and administrative expenses	13,500	3,200
Research and development expenses	—	3,200

	$42,600	$35,100

The following table summarizes the total charges, payments made and the reserve balance at March 31, 2007:

(In thousands) Productivity Initiatives	Total Charges to Date	Reserve at December 31, 2006	Total Charges First Quarter	Net Payments/ Non-cash Charges	Reserve at March 31, 2007
Personnel costs	$279,400	$173,100	$11,100	$(21,500)	$162,700
Accelerated depreciation	149,000	—	21,000	(21,000)	—
Other closure/exit costs	63,600	400	10,500	(10,600)	300
Asset sales	(40,200)	—	—	—	—

	$451,800	$173,500	$42,600	$(53,100)	$163,000

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2007, the reserve balance for personnel costs related primarily to committed employee severance obligations, which, in accordance with the specific productivity initiatives, are expected to be paid primarily over the next 36 months.

As other strategic decisions are made, the Company expects additional costs, such as asset impairment, accelerated depreciation, personnel costs and other exit costs, as well as certain implementation costs associated with these initiatives, to continue for several years.

Note 5.	Stock-Based Compensation

The following table summarizes the components and classification of stock-based compensation expense for the 2007 and 2006 first quarter:

	Three Months Ended March 31,
(In thousands)	2007	2006
Stock options	$47,600	$58,000
Restricted stock unit awards	19,200	8,100
Performance share unit awards	9,700	9,100

Total stock-based compensation expense	$76,500	$75,200

Cost of goods sold	$7,300	$6,200
Selling, general and administrative expenses	46,600	47,800
Research and development expenses	22,600	21,200

Total stock-based compensation expense	$76,500	$75,200

Tax benefit	25,100	21,400

Net stock-based compensation expense	$51,400	$53,800

Note 6.	Debt and Financing Arrangements

On March 27, 2007, the Company issued $2,500.0 million of Notes in a transaction registered with the Securities and Exchange Commission. These Notes consisted of two tranches, which pay interest semiannually on April 1 and October 1, as follows:

•	$2,000.0 million 5.95% Notes due 2037
•	$500.0 million 5.45% Notes due 2017

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. As a result of the adoption, the Company recognized a $295.4 million increase in the liability for unrecognized tax benefits, interest and penalties, across all jurisdictions, which were accounted for as a charge to retained earnings on January 1, 2007. The Company’s unrecognized tax benefits at January 1, 2007 were $1,174.4 million. If these unrecognized tax benefits were recognized, there would be a favorable impact on the Provision for income taxes of $1,019.6 million. During the first quarter of 2007, there have been no material changes to the liability for unrecognized tax benefits.

The Company recognizes interest and penalties relating to unrecognized tax benefits as a component of Provision for income taxes. The Company had $346.6 million and $361.0 million of accrued interest and penalties as of January 1, 2007 and March 31, 2007, respectively.

The Company files tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company’s tax returns for years prior to 1998 generally are no longer subject to review as such years generally are closed. Taxing authorities in various jurisdictions are in the process of reviewing the Company’s tax returns for various post-1997 years, including the United States Internal Revenue Service (IRS), which currently is examining the 1998 through 2001 tax returns of the Company. It is reasonably possible that this audit will conclude in the next 12 months. The Company will likely make a payment in the range of $120.0 million to $130.0 million for adjustments that have been currently agreed upon with the IRS; however, it is not possible to estimate the impact of any other adjustments that may result from the audit on our liability for unrecognized tax benefits. As part of this audit, the IRS is examining the pricing of the Company’s cross-border arrangements. While the Company believes that the pricing of these arrangements is appropriate and that its reserves are adequate with respect to such pricing, it is possible that the IRS will propose adjustments in excess of such reserves and that the conclusion of the audit will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on the Company’s results of operations or cash flows in the period in which an adjustment is recorded and in future periods. The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company; however, each year the Company records significant tax benefits with respect to its cross-border arrangements, and the possibility of a resolution that is material to the financial position of the Company cannot be excluded.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8.	Contingencies and Commitments

The Company is involved in various legal proceedings, including product liability, patent, commercial, environmental and antitrust matters, of a nature considered normal to its business, the most important of which are described below and/or have been described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K and Current Reports on Form 8-K filed since the filing of the 2006 Annual Report on Form 10-K. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Additionally, the Company records insurance receivable amounts from third-party insurers when recovery is probable. The following presents certain recent developments concerning the Company’s legal proceedings and should be read in conjunction with the Company’s prior reports.

Like all pharmaceutical companies in the current legal environment, the Company is involved in legal proceedings, including product liability and patent litigation, that are significant to its business, complex in nature and have outcomes that are difficult to predict. Product liability claims, regardless of their merits or their ultimate outcome, are costly, divert management attention, and may adversely affect the Company’s reputation and the demand for its products and may result in significant damages. Patent litigation, if resolved unfavorably, can injure the Company’s business by subjecting the Company’s products to earlier than expected generic competition and also can give rise to payment of significant damages or restrictions on the Company’s future ability to operate its business.

The Company intends to vigorously defend itself and its products in the litigation described below and in its prior filings and believes its legal positions are strong. However, in light of the circumstances discussed above, it is not possible to determine the ultimate outcome of the Company’s legal proceedings and, therefore, it is possible that the ultimate outcome of these proceedings could be material to the Company’s results of operations, cash flows and financial position.

Product Liability Litigation

Diet Drug Litigation

The litigation against the Company alleging that the Company’s former weight loss products, REDUX and/or PONDIMIN, caused certain serious conditions, including valvular heart disease and primary pulmonary hypertension, is described in detail in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K. Total diet drug litigation payments were $78.5 million for the 2007 first quarter, of which $29.9 million were made in connection with the nationwide settlement (including the Seventh Amendment). Payments under the national settlement may continue, if necessary, until 2018. As of March 31, 2007, $590.5 million of the Seventh Amendment security fund was included in Other current assets including deferred taxes, and $255.0 million was included in Other assets including deferred taxes. The amounts in the security funds are owned by the Company and will earn interest income for the Company while residing in the security fund. The Company has taken charges in connection with the REDUX and PONDIMIN diet drug matters which to date total $21,100.0 million. The $2,661.4 million reserve balance at March 31, 2007 represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs. It is possible that additional reserves may be required in the future, although the Company does not believe that the amount of any such additional reserves is likely to be material.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Hormone Therapy Litigation

As of March 31, 2007, the Company was defending approximately 5,200 actions brought on behalf of approximately 7,900 women in various federal and state courts throughout the United States (including, in particular, the United States District Court for the Eastern District of Arkansas and the Pennsylvania Court of Common Pleas, Philadelphia County) for personal injuries, including claims for breast cancer, stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMPRO or PREMARIN.

As described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K, the New York Supreme Court, Onondaga County, had granted summary judgment in favor of the Company, dismissing the claims in Browning, et al. v. Wyeth, Inc., et al., No. 2003-0261, on the grounds, inter alia, that the labeling and warnings for PREMPRO and PREMARIN were adequate as a matter of law. On March 16, 2007 the Appellate Division, Fourth Department, of the New York Supreme Court unanimously affirmed the summary judgment and dismissal. Trials of additional hormone therapy (HT) cases are scheduled throughout 2007 and into 2008.

As the Company has not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, the Company has not established any litigation accrual for its HT litigation.

PPA Litigation

With respect to the lawsuits seeking damages for alleged personal injuries from phenylpropanolamine (PPA) described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K, as of March 31, 2007, the Company currently is a named defendant in approximately 55 individual PPA lawsuits on behalf of approximately 105 plaintiffs in federal and state courts throughout the United States and Canada seeking such damages.

Patent Litigation

ENBREL Litigation

On April 20, 2006, Amgen Inc. (Amgen) filed suit in the United States District Court for the District of Delaware against ARIAD Pharmaceuticals, Inc. (Ariad), seeking a declaratory judgment that ENBREL does not infringe one of Ariad’s patents. Wyeth was not named as a party to that suit. Ariad claims that its patent covers methods of treating disease by regulation or inhibition of NF-(kappa)B, a regulatory pathway within many cells. On April 13, 2007, Ariad amended its counterclaims against Amgen to include Wyeth as a party to the lawsuit.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

EFFEXOR Litigation

As discussed in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K, the Company has filed suit against multiple generic companies that have filed Abbreviated New Drug Applications (ANDA) seeking the U.S. Food and Drug Administration (FDA) approval to market generic 37.5 mg, 75 mg and 150 mg venlafaxine HCl extended release capsules. Venlafaxine HCl is the active ingredient used in EFFEXOR XR. On March 12, 2007, the Company filed suit in the United States District Court for the District of Maryland against Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin), alleging that the filing by Lupin of an ANDA seeking FDA approval to market 37.5 mg, 75 mg and 150 mg venlafaxine HCl extended release capsules infringes the Company’s patents relating to methods of using extended release formulations of venlafaxine HCl. These patents, which expire in 2017, are the same patents that were at issue in the previously settled Teva Pharmaceuticals Industries, Ltd. (Teva) litigation (described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K). Under the 30-month stay provision of the Hatch-Waxman Act, any FDA approval of the Lupin ANDA may not be made effective before July 2009 unless there is an earlier court decision holding each of the patents at issue invalid or not infringed. Because Lupin has not, to date, made any allegations as to the Company’s patent covering the compound venlafaxine itself, its ANDA cannot, in any event, be approved until the expiration of that patent, and its associated pediatric exclusivity period, on June 13, 2008.

On April 20, 2007, the Company filed a lawsuit in the United States District Court for the Eastern District of North Carolina against Osmotica Pharmaceutical Corp. (Osmotica) alleging that Osmotica’s filing of an application with the FDA pursuant to 21 U.S.C. 355(b)(2), commonly known as a 505(b)(2) application, seeking approval to market 37.5 mg, 75 mg, 150 mg and 225 mg venlafaxine HCl extended release tablets infringes Wyeth’s patents relating to methods of using extended release formulations of venlafaxine HCl. These patents, which expire in 2017, are the same patents that were at issue in the previously settled Teva litigation (described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K). Under the 30-month stay provision of the Hatch-Waxman Act, any FDA approval of the Osmotica application may not be made effective before September 2009 unless there is an earlier court decision holding each of the asserted patents invalid or not infringed. Because Osmotica has not, to date, made any allegations as to the Company’s patent covering the compound venlafaxine itself, Osmotica’s application cannot, in any event, be approved until the expiration of that patent, and its associated pediatric exclusivity period, on June 13, 2008.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Regulatory Proceedings

EFFEXOR Proceedings

With respect to the petition filed with the FDA by a consultant on behalf of an unnamed client seeking the FDA’s permission to submit an ANDA for venlafaxine extended release tablets utilizing the Company’s EFFEXOR XR capsules as the reference product described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K, it is noted that the Company has received notice of the filing of an application under 21 U.S.C. 355(b)(2) for a venlafaxine extended release tablet product (see Patent Litigation – EFFEXOR Litigation). It is not known whether this application has any relationship to the petition discussed above.

Note 9.	Company Data by Segment

The Company has four reportable segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare), Fort Dodge Animal Health (Animal Health) and Corporate. The Company’s Pharmaceuticals, Consumer Healthcare and Animal Health reportable segments are strategic business units that offer different products and services. The reportable segments are managed separately because they manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. The Company’s Corporate segment is responsible for the treasury, tax and legal operations of the Company’s businesses and maintains and/or incurs certain assets, liabilities, income, expense, gains and losses related to the overall management of the Company that are not allocated to the other reportable segments.

	Net Revenue		Income (Loss) before Income Taxes
(In thousands)	Three Months Ended March 31,		Three Months Ended March 31,
Segment	2007	2006	2007	2006
Pharmaceuticals	$4,481,408	$4,035,512	$1,629,655	$1,390,214
Consumer Healthcare	611,387	554,186	102,974	59,313
Animal Health	275,891	248,239	63,542	54,403
Corporate(1)	—	—	(50,831)	(43,315)

Total(2)	$5,368,686	$4,837,937	$1,745,340	$1,460,615

(1)	Corporate loss before taxes included a net charge of $42,600 and $35,100 for the 2007 and 2006 first quarters, respectively, related to the Company’s productivity initiatives. The initiatives for the 2007 first quarter related to the reportable segments as follows: Pharmaceuticals – $37,300, Consumer Healthcare – $4,300 and Animal Health – $1,000. The 2006 initiatives related solely to the Pharmaceuticals business.

(2)	Income (loss) before income taxes for the 2007 and 2006 first quarters included gains from product divestitures of approximately $16,300 and $17,600, respectively, and pertained primarily to the Pharmaceuticals segment.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the consolidated condensed financial statements and notes to consolidated condensed financial statements on pages 3 to 16 of this report. When reviewing the commentary below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in “Item 1A. RISK FACTORS” in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business; we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” on pages 39 to 41 of this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

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

We also strive to innovate commercially and change the way we approach our business in response to the challenging global health care environment. During the 2007 first quarter, we continued with our long-term global productivity initiatives, which were launched in 2005, to adapt to the changing pharmaceutical environment. These initiatives are aimed at encouraging innovation, improving processes and increasing cost efficiencies. Our ultimate goal is to move beyond specific initiatives and create a culture where we continually look for new ways to become more productive in everything we do as a company.

In April 2007, we completed the acquisition of the remaining 20% stake in Wyeth K.K., our joint venture company in Japan, held by Takeda Pharmaceuticals Company Limited, bringing our ownership in Wyeth K.K. to 100%. The purchase price for the remaining 20% was approximately $220.0 million.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

We have three principal operating segments: Pharmaceuticals, Consumer Healthcare and Animal Health, which we manage separately because they develop, manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. These segments reflect how senior management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The following table provides an overview of the business operations of each of these segments:

	Pharmaceuticals	Consumer Healthcare	Animal Health
% of 2007 first quarter worldwide net revenue	84%	11%	5%

% of 2007 first quarter segment net revenue generated outside U.S.	46%	48%	55%

Principal business operations	Develops, manufactures, distributes and sells branded human ethical pharmaceuticals, biotechnology products, vaccines and nutrition products	Develops, manufactures, distributes and sells over-the-counter health care products	Develops, manufactures, distributes and sells biological and pharmaceutical products for animals

Principal product categories	Neuroscience therapies, cardiovascular products, nutrition products, gastroenterology drugs, anti-infectives, vaccines, oncology therapies, musculoskeletal therapies, hemophilia treatments, immunological products and women’s health care products	Analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and personal care items	Vaccines, pharmaceuticals, parasite control and growth implants

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

We also have a reportable Corporate segment primarily responsible for the treasury, tax and legal operations of our businesses. The Corporate segment maintains and/or incurs certain assets, liabilities, income, expense, gains and losses related to our overall management that are not allocated to the other reportable segments.

2007 First Quarter Financial Highlights

•	Worldwide net revenue increased 11% to $5,368.7 million;

•

Pharmaceuticals net revenue increased 11%, reflecting the strong performance of PREVNAR, ENBREL, Nutrition products and ZOSYN, offset, in part, by lower sales of EFFEXOR, PROTONIX and the PREMARIN family of products. In addition, ZOTON and INDERAL LA sales decreased due to generic competition;

•

Consumer Healthcare net revenue increased 10% resulting from higher sales of DIMETAPP, ROBITUSSIN and ADVIL COLD & SINUS products, which were negatively impacted in the 2006 first quarter by retailer actions and federal and state legislation related to pseudoephedrine-containing products. The 2007 first quarter results also reflected sales of ADVIL PM, which was introduced in the 2006 second quarter; and

•	Animal Health net revenue increased 11%, reflecting higher sales of companion animal, livestock, equine and poultry products.

Our Principal Products

Set forth below is a summary of net revenue performance of our principal products in the 2007 first quarter:

(Dollars in millions)	2007 First Quarter Net Revenue	% Increase/ (Decrease) over 2006 First Quarter
EFFEXOR	$891.0	(6)%
PREVNAR	616.6	43%
PROTONIX	474.1	(2)%
ENBREL (outside the United States and Canada)(1)	445.2	33%
Nutrition	346.7	20%
Alliance revenue(2)	304.0	20%
ZOSYN/TAZOCIN	281.1	18%
PREMARIN family	241.1	(9)%

(1)	ENBREL net revenue includes sales of ENBREL outside the United States and Canada, where we have exclusive rights but does not include our share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen, which we record as alliance revenue.

(2)	Alliance revenue is generated from sales of ENBREL (in the United States and Canada), ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

•

EFFEXOR is our novel antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder. EFFEXOR remains our largest franchise and the number one selling antidepressant globally. See “Our Challenging Business Environment” beginning on page 24 for a discussion of the settlement agreement with Teva, pursuant to which Teva has launched generic versions of EFFEXOR (immediate release tablets) in the United States and EFFEXOR XR (extended release capsules) in Canada.

•

PREVNAR is our vaccine for preventing invasive pneumococcal disease in infants and children. It is the first and only vaccine product ever to achieve $1 billion in annual net revenue and now is available in 76 countries worldwide and included in 16 national immunization programs (NIP). We anticipate the number of NIPs to increase as a result of the March 23, 2007 announcement by the World Health Organization recommending the inclusion of PREVNAR in NIPs.

•

PROTONIX is our proton pump inhibitor (PPI) for gastroesophageal reflux disease. The PPI category is highly competitive, and we have continued to focus on our strategy of higher value prescriptions within the third-party managed care segment. We also are tailoring our marketing programs to capitalize on unique local market opportunities. PROTONIX continues to have the highest preferred access with health maintenance organizations among the branded PPIs and is the leader among branded PPIs on Medicare drug plan formularies.

•

ENBREL is our treatment for rheumatoid arthritis, psoriasis and other conditions. We have exclusive rights to ENBREL outside the United States and Canada, and we co-promote ENBREL with Amgen in the United States and Canada. ENBREL maintains its leading U.S. market position in rheumatology and dermatology and is ranked ninth in global sales among all pharmaceutical products. ENBREL now is approved, launched and reimbursed in Japan, where, until recently, we had been operating under a routine government-required post-marketing safety program. In April 2007, this program was concluded, paving the way for broader patient access and expanded commercial opportunity for ENBREL in Japan.

•

Alliance revenue includes our share of profits from sales of ENBREL in the United States and Canada, where we co-promote the product with Amgen; our share of profits from sales of ALTACE, which was co-promoted with King Pharmaceuticals, Inc. (King) prior to 2007; and certain revenue earned related to sirolimus, the active ingredient in RAPAMUNE, which coats the CYPHER coronary stent marketed by Johnson & Johnson. In July 2006, Wyeth and King announced that the companies had entered into an Amended and Restated Co-Promotion Agreement regarding ALTACE. Effective January 1, 2007, King assumed full responsibility for the selling and marketing of ALTACE. Wyeth will receive a fee in 2007 through 2010, generally based on a percentage of ALTACE net sales and subject to annual payment limits.

•

Nutrition includes our infant formula and toddler products NURSOY, PROGRESS, PROMIL and S-26. We continue to expand into new markets, grow our business in the countries where we compete and shift focus of our business to the more profitable premium sector of the market. Significant manufacturing capacity expansions currently are under way in the Asia/Pacific region to support our nutrition business strategy.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

•

Our PREMARIN family of products remains the leading therapy to help women address serious menopausal symptoms. See “Our Challenging Business Environment” beginning on page 24 for a discussion of recent publications of analyses of the benefits and risks of hormone therapy.

•

ZOSYN (TAZOCIN internationally), our broad-spectrum I.V. antibiotic, is the number one selling injectable antibiotic worldwide. We continue to make significant progress introducing our new advanced formulation of ZOSYN. The new formulation was launched in the United States in the 2006 first quarter, and we anticipate that the majority of other markets will have access by mid-2007. See “Our Challenging Business Environment” beginning on page 24 for a discussion of potential generic competition for ZOSYN.

For a full description of our principal products, the preceding summary should be read in conjunction with our principal product summary in the overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Financial Report as incorporated in our 2006 Annual Report on Form 10-K.

Our Product Pipeline

Our continued success depends, in large part, on the discovery and development of new and innovative pharmaceutical products and additional indications for existing products.

Our New Drug Application (NDA) filings with the FDA for PRISTIQ (desvenlafaxine succinate), a serotonin/norepinephrine reuptake inhibitor, for the treatment of major depressive disorder in 2005 and vasomotor symptoms associated with menopause in 2006 remain under regulatory review.

With respect to PRISTIQ for the treatment of major depressive disorder, we received an approvable letter from the FDA on January 22, 2007. According to the approvable letter, FDA approval of PRISTIQ is subject to several conditions, including: a satisfactory FDA inspection of our Guayama, Puerto Rico facility, which is where PRISTIQ will be manufactured; several post-marketing commitments, including submission of long-term relapse prevention, low-dose and pediatric studies; additional clarity around our product education plan for physicians and patients; and confirmation by the FDA of the acceptability of the proprietary name, PRISTIQ. See “Our Challenging Business Environment” beginning on page 24 for a discussion of the recent re-inspection of our Guayama, Puerto Rico facility.

We recently completed additional clinical trials of PRISTIQ in major depressive disorder, which included lower dosage levels. After completing all required analyses of the data from these clinical trials, we intend to include them in our complete response to the FDA approvable letter, which we anticipate filing with the FDA by the end of August 2007. We anticipate that the FDA will extend its review of the NDA for PRISTIQ for the treatment of major depressive disorder by six months from the date we submit our complete response, resulting in an anticipated FDA action date during the first quarter of 2008. We also plan to file a dossier in Europe for PRISTIQ for the depression indication, including the low-dose and all other available data, in the 2007 third quarter.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

With respect to PRISTIQ as a non-hormonal treatment for vasomotor symptoms associated with menopause, in April 2007, we submitted to the FDA data from a recently completed study of 100 mg and 150 mg doses that included a 50 mg titration step. We have been advised that the FDA will extend its review cycle for this indication by three months, to late July 2007, to include these data in its review of the NDA. We also plan to submit these data to the European regulatory authorities to support the ongoing review of our October 2006 marketing authorization application for PRISTIQ for the treatment of vasomotor symptoms in Europe.

On April 23, 2007, we received an approvable letter from the FDA with respect to our NDA for VIVIANT (bazedoxifene) for prevention of postmenopausal osteoporosis, which we filed with the FDA in the second quarter of 2006. The approvable letter indicated, among other things, that before our NDA can be approved, the FDA must receive and analyze, as part of its benefit-risk assessment, final safety and efficacy data from our recently completed three-year osteoporosis treatment study and must complete an acceptable establishment evaluation for the manufacturing and testing facilities for bazedoxifene. We plan to complete our analysis of the three-year treatment data and submit it to the FDA by mid-year 2007 as part of our complete response to the approvable letter for the prevention indication. We anticipate a six-month review extension, from the date of submission of these data, resulting in a projected year-end 2007 action date from the FDA on our NDA. We also plan to include these data in our anticipated NDA filing for VIVIANT for the treatment of osteoporosis with the FDA later in 2007 and in our anticipated filing for VIVIANT in Europe later in 2007.

With respect to APRELA (bazedoxifene/conjugated estrogens), our tissue selective estrogen complex, we recently completed a Phase 3 clinical trial for the treatment of vasomotor symptoms, and we remain on track for an anticipated NDA filing for treatment of vasomotor symptoms and prevention of osteoporosis with the FDA at the end of 2007.

As part of the ongoing review of our NDA filing for TORISEL (temsirolimus) for the treatment of renal cell carcinoma, we recently submitted additional information on tumor evaluation at the request of the FDA. The FDA action date for the NDA has been extended by three months, to July 2007, to allow the agency time to complete a full review of this information. Our NDA for TORISEL for the treatment of renal cell carcinoma originally was submitted on October 5, 2006 and was granted priority review status in December 2006. A priority designation can be given to an NDA for a drug that, if approved, would be a significant improvement compared with existing treatments.

An NDA for bifeprunox for the treatment of schizophrenia, which was filed with the FDA in the 2006 third quarter in concert with our partner Solvay Pharmaceuticals (Solvay), remains under regulatory review, with an FDA action date in August 2007. Additionally, we continue to assess development options for bifeprunox in bipolar disorder, as our first study in this indication demonstrated signs of efficacy but did not show statistically significant separation from placebo on the primary efficacy endpoint. We and Solvay are analyzing these data to make a full assessment of the results and the determination of next steps for the program.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

Our 2005 NDA filing with the FDA and our European Union (EU) regulatory filing for LYBREL (levonorgestrel/ethinyl estradiol), a new low-dose, non-cyclic continuous combination oral contraceptive, remain under regulatory review. In June 2006, we received an approvable letter for LYBREL from the FDA and submitted a complete response, including additional stability data regarding the LYBREL manufacturing method. We subsequently amended our LYBREL NDA to reflect a change to an improved manufacturing process. The FDA has advised us that it does not plan to convene an advisory committee meeting to review the clinical aspects of LYBREL, and we expect FDA action on our NDA in May 2007. Initial approval of LYBREL would be for contraception with the continuous regimen that has the potential to eliminate menstrual bleeding and would not include relief of cycle-related symptoms.

On March 30, 2007, our collaboration with Progenics Pharmaceuticals, Inc. resulted in an NDA filing to the FDA for methylnaltrexone (subcutaneous formulation) for the treatment of opioid-induced constipation in patients receiving palliative care. In July 2006, we received fast track status from the FDA for the intravenous form of methylnaltrexone being investigated for the treatment of postoperative ileus, a serious impairment of gastrointestinal function that delays recovery and can prolong hospitalization. The fast track designation facilitates development and may expedite regulatory review of drugs that the FDA recognizes to potentially address an unmet medical need for serious or life-threatening conditions. An NDA submission is planned for the intravenous form of methylnaltrexone in early 2008.

With respect to TYGACIL, our innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections, we currently are evaluating data received from Phase 3 clinical trials in anticipation of regulatory filings to potentially expand TYGACIL’s indications to include community-acquired pneumonia and hospital-acquired pneumonia.

In the 2007 first quarter, we enrolled the first group of adult patients in a Phase 3 clinical trial for our 13-valent pneumococcal conjugate vaccine. Assuming positive results, we plan to make regulatory filings for this vaccine in infants and adults in 2009.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

Certain Product Liability Litigation

Diet Drug Litigation

We continue to address the challenges of our diet drug litigation, which is described in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2006 Financial Report and in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q. The $2,661.4 million reserve balance at March 31, 2007 represents our best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs. It is possible that additional reserves may be required in the future, although we do not believe that the amount of any such additional reserves is likely to be material.

Hormone Therapy Litigation

During 2006, we began the first of a number of trials in our hormone therapy litigation, which is discussed in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2006 Financial Report and in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q. As of March 31, 2007, we were defending approximately 5,200 actions brought on behalf of approximately 7,900 women in various federal and state courts throughout the United States for personal injuries, including primarily claims for breast cancer, as well as claims for (among other conditions) stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMPRO or PREMARIN. Trials of additional hormone therapy cases beyond those described in our 2006 Financial Report are scheduled throughout 2007 and into 2008. Individual trial results depend on a variety of factors, including many that are unique to the particular case, and our trial results to date, therefore, may not be predictive of future trial results. As we have not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, we have not established any litigation accrual for our hormone therapy litigation.

Our Challenging Business Environment

Generally, we face the same difficult challenges that all research-based pharmaceutical companies are confronting. Pressure from government agencies, insurers, employers and consumers to lower prices through leveraged purchasing plans, use of formularies, importation, reduced reimbursement for prescription drugs and other means poses significant challenges for us. Generic products, which Wyeth no longer markets, are growing as a percentage of total prescriptions. Insurers and employers are increasingly demanding that patients start with a generic product before switching to a branded product if necessary, and our products increasingly compete with generic products. Regulatory burdens and safety concerns are increasing both the cost and time it takes to bring new drugs to market. Post-marketing regulatory and media scrutiny of product safety also is increasing.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

On May 9, 2006, we received a Warning Letter from the FDA that raised several specific concerns about manufacturing at our Guayama, Puerto Rico facility. There are no patient safety concerns associated with the issues raised in the Warning Letter. In response to the Warning Letter, we have taken a number of steps to reinforce compliance at the Guayama, Puerto Rico site, including improving key standard operating procedures, hiring new personnel, undertaking additional training, expanding the senior leadership presence in Puerto Rico and engaging an independent expert consultant to supplement our oversight of Good Manufacturing Practices. In late March 2007, the FDA concluded its general re-inspection of the facility, and in April 2007 we responded in writing to the FDA’s inspectional observations. In May 2007, the FDA’s San Juan District Office informed us that the re-inspection resulted in a positive re-classification of the Guayama, Puerto Rico site. The new classification means that any issues found by the FDA have either been corrected by us or do not merit any further regulatory action.

Late in 2005, we reached agreement with Teva on a settlement of the U.S. patent litigation pertaining to Teva’s generic version of our EFFEXOR XR (extended release capsules) antidepressant. Under licenses granted to Teva as part of the settlement, Teva launched a generic version of EFFEXOR (immediate release tablets) in the United States in August 2006 and will be permitted to launch a generic version of EFFEXOR XR (extended release capsules) in the United States beginning on July 1, 2010, subject to earlier launch based on specified events. Events that could trigger an earlier U.S. market entry by Teva with generic versions of EFFEXOR XR (extended release capsules) include specific market conditions or developments regarding the applicable Wyeth patents, including the outcome of other generic challenges to the patents. Three lawsuits concerning such generic challenges currently are pending. We recently commenced a lawsuit against a fourth company that has filed an application pursuant to 21 U.S.C. 355(b)(2) challenging these same patents and seeking FDA approval to market venlafaxine HCl extended release tablets. Venlafaxine HCl is the active ingredient used in EFFEXOR XR. There can be no assurance that the outcome of these litigations, or the occurrence of specific market conditions, will not trigger generic entry, by Teva or another generic manufacturer, earlier than July 1, 2010. In connection with the licenses pursuant to the settlement, Teva will pay us specified percentages of gross profit from sales of each of the Teva generic versions, subject to adjustment or suspension based on market conditions and developments regarding the applicable patent rights. In addition, pursuant to an agreement reached with Teva with respect to a generic version of EFFEXOR XR (extended release capsules) in Canada, Teva launched a generic version of EFFEXOR XR (extended release capsules) in Canada in December 2006. We estimate that greater than three-fourths of EFFEXOR (immediate release tablets) prescriptions in the United States have been converted to Teva’s generic versions since the August 2006 launch. In addition, Teva’s launch of generic versions of EFFEXOR XR (extended release capsules) in Canada in December 2006 has caused our net revenue in the Canadian market to decrease approximately 60% in the 2007 first quarter compared with the 2006 first quarter, and we anticipate that the decline likely will continue in that market. While it is possible that Teva’s introduction of a generic version of EFFEXOR (immediate release tablets) in the United States could adversely impact our U.S. sales of EFFEXOR XR (extended release capsules), we have not experienced an impact to date and continue to anticipate that any impact will be modest given the significant differences in product profiles.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

Additionally, generic versions of EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) have been introduced in select markets outside the United States and Canada. The impact on our 2007 first quarter results was limited, and we expect the impact on our results for the remainder of 2007 to be modest and slow to accrue over time given that these markets outside the United States and Canada represent a small portion of worldwide sales.

In December 2006, the Psychopharmacologic Drugs Advisory Committee met to discuss findings from the FDA’s meta-analysis of clinical trial data from placebo-controlled antidepressant trials submitted by pharmaceutical manufacturers of antidepressants. The purpose of the FDA’s analysis was to examine the occurrence of suicidality in the course of treating adult patients with various antidepressants. In contrast with the FDA’s prior review of pediatric antidepressant studies, the pooled analysis of the overall adult population found no treatment effect on suicidality. The FDA analyzed the pooled data across the 12 antidepressants by age and observed an elevated risk for suicidal behavior (not suicidal ideation) in adults younger than 25 years of age. Recently, the FDA has proposed labeling changes for all antidepressants reflecting this new information that we will implement as soon as practicable.

Our sales of ZOSYN could be significantly affected if the product faces generic competition in the United States and other major markets in the future. The compound patent claiming one of the active ingredients of ZOSYN expired in the United States in February 2007. Additional process and manufacturing patents extend beyond that expiration. Our new formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection extending to 2023. While our best estimate is that generic competition for ZOSYN in the United States will not occur until at least late 2007, it is possible that we will face generic competition as early as the 2007 second quarter, depending upon the FDA’s response to the petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” in our 2006 Financial Report incorporated by reference into our 2006 Annual Report on Form 10-K and other factors. The compound patent claiming one of the active ingredients in ZOSYN will expire in most major countries outside the United States in the 2007 third quarter. Thus, we may face generic competition in these countries as early as the 2007 third quarter.

In December 2006, we received a request from the European Medicines Agency (EMEA) to change the currently authorized dosage recommendations for PREVENAR in Europe from a three-dose primary series plus one booster dose (3+1) to a two-dose primary series plus one booster dose (2+1). The 2+1 dosing schedule already is used in some EU Member States. During meetings in February 2007, we informed the scientific assessors for PREVENAR that we do not believe that the available scientific data provide an adequate basis to support such a change. Some change to the PREVENAR labeling to include an update of the data already included on the 2+1 schedule, as well as additional surveillance data, remains under consideration. Following discussions with the scientific assessors, we agreed that our formal, written response to the European Medicines Agency would be made in August 2007. The labeling outcome and its commercial impact, if any, are uncertain.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

In recent months, additional analyses of the benefits and risks of hormone therapy in the treatment of menopausal symptoms have been published, including additional analyses of data from the Women’s Health Initiative. Wyeth continues to believe that hormone therapy remains a good health care choice for the appropriate woman seeking the relief of moderate to severe menopausal symptoms, including hot flashes, night sweats and vaginal atrophy, and the prevention of postmenopausal osteoporosis, and that its product label appropriately reflects the product’s profile. Nevertheless, it is uncertain what impact, if any, the publicity about risks discussed in these publications will have on our net sales of PREMARIN and PREMPRO and our hormone therapy litigation.

We are in discussions with the FDA, the EMEA and other boards of health regarding the appropriate regulatory handling of certain minor process modifications introduced by our active ingredient supplier into the manufacturing process for the active ingredient of TYGACIL. These modifications do not affect the safety or efficacy of the product. At this time, we do not expect this issue to affect product supply, but there is a possibility of temporary supply shortages in some markets in the near term.

Generic versions of our product INDERAL LA, which had not been subject to generic competition for many years, entered the U.S. market in early 2007. As a result, net sales of this product in the United States, which totaled approximately $198 million for the 2006 full year, declined approximately 45% in the 2007 first quarter as compared with the 2006 first quarter.

We are planning a number of new product launches over the next few years in anticipation of which we have made and will continue to make significant investments in assets, including inventory, plant and equipment. Our ability to realize value on these investments is contingent on, among other things, regulatory approval and market acceptance of these new products. In addition, we have several products that are nearing the end of their patent terms. If we are unable to find alternative uses for the assets supporting these products or if we have excess inventory as a result of earlier than anticipated generic entry or otherwise, these assets may need to be evaluated for impairment.

Our Productivity Initiatives

We are continuing with our long-term global productivity initiatives, collectively called Project Springboard, which we launched in 2005, to adapt to the challenging pharmaceutical industry environment. Since inception of our productivity initiatives, total net pre-tax charges of $451.8 million have been recorded with respect to these initiatives. Additional costs associated with the productivity initiatives are expected to continue for several years as further strategic decisions are made; costs are projected to total approximately $750.0 million to $1,000.0 million, on a pre-tax basis. Throughout 2007 and in future years, we will continue with our long-term productivity initiatives with the objective of making Wyeth more efficient and more effective so that we may continue to thrive in this increasingly challenging industry environment.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our 2006 Financial Report as incorporated in our Annual Report on Form 10-K for the year ended December 31, 2006. Other than the adoption of FIN 48 as discussed in Note 7 to our consolidated condensed financial statements, “Income Taxes,” contained in this quarterly report on Form 10-Q, there were no changes in our critical accounting policies from the year ended December 31, 2006.

Results of Operations

Net Revenue

Worldwide Net revenue increased 11% for the 2007 first quarter compared with the 2006 first quarter. The increase in worldwide Net revenue in the 2007 first quarter was due to increases in the Pharmaceuticals, Consumer Healthcare and Animal Health segments. Excluding the favorable impact of foreign exchange, worldwide Net revenue increased 9% for the 2007 first quarter.

The following table sets forth worldwide Net revenue results by reportable segment together with the percentage changes from the comparable period in the prior year:

	Net Revenue
(Dollars in millions)	Three Months Ended March 31,
Segment	2007	2006	% Increase
Pharmaceuticals	$4,481.4	$4,035.5	11%
Consumer Healthcare	611.4	554.2	10%
Animal Health	275.9	248.2	11%

Total	$5,368.7	$4,837.9	11%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

The following table sets forth the percentage changes in worldwide Net revenue by reportable segment and geographic area from the comparable period in the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

	% Increase (Decrease) Three Months Ended March 31, 2007
	Volume	Price	Foreign Exchange	Total Net Revenue

Pharmaceuticals
United States	3%	4%	—	7%
International	13%	(2)%	5%	16%

Total	8%	1%	2%	11%

Consumer Healthcare
United States	9%	(1)%	—	8%
International	7%	2%	4%	13%

Total	8%	—	2%	10%

Animal Health
United States	(2)%	8%	—	6%
International	8%	2%	6%	16%

Total	4%	4%	3%	11%

Total
United States	3%	4%	—	7%
International	12%	(1)%	5%	16%

Total	8%	1%	2%	11%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

Pharmaceuticals

Worldwide Pharmaceuticals net revenue increased 11% for the 2007 first quarter due primarily to higher sales of PREVNAR, ENBREL (outside the United States and Canada), Nutrition products and ZOSYN, offset, in part, by lower sales of EFFEXOR, PROTONIX and the PREMARIN family of products. In addition, ZOTON and INDERAL LA sales decreased due to generic competition. The increase in PREVNAR net revenue in the United States was primarily due to improvement in compliance rates in the United States and the addition of 250,000 doses to the Centers for Disease Control and Prevention vaccine stockpile, as well as price increases in the United States. Internationally, PREVNAR net revenue increased 83% largely due to the positive impact of the NIPs that began in late 2006 in Germany, Mexico and the United Kingdom. ZOSYN sales increased due to the recovery from manufacturing supply limitations that impacted the 2006 first quarter. The decrease in EFFEXOR sales reflected year-over-year wholesaler inventory changes and the impact of Teva’s launch of a generic version of EFFEXOR (immediate release tablets) in the United States, as well as the introduction of Teva’s generic version of EFFEXOR XR (extended release capsules) in Canada. The PREMARIN family of products net revenue decrease was due to lower volume and lower wholesaler inventory levels in the 2007 vs. 2006 first quarter offset, in part, by price increases. Additionally, alliance revenue increased 20% to $304.0 million for the 2007 first quarter primarily as a result of higher sales of ENBREL in the United States and Canada. Excluding the favorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 9% for the 2007 first quarter.

Consumer Healthcare

Worldwide Consumer Healthcare net revenue increased 10% for the 2007 first quarter. The increase in the 2007 first quarter was due primarily to an increase in sales of ADVIL COLD & SINUS, DIMETAPP and ROBITUSSIN, which were negatively impacted in 2006 as a result of retailer actions and federal and state legislation related to pseudoephedrine-containing products. The 2007 first quarter also reflected sales of ADVIL PM, which was introduced in the 2006 second quarter. Excluding the favorable impact of foreign exchange, worldwide Consumer Healthcare net revenue increased 8% for the 2007 first quarter.

Animal Health

Worldwide Animal Health net revenue increased 11% for the 2007 first quarter due primarily to higher sales of companion animal, livestock, equine and poultry products. Excluding the favorable impact of foreign exchange, worldwide Animal Health net revenue increased 8% for the 2007 first quarter.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

The following tables set forth the significant worldwide Pharmaceuticals, Consumer Healthcare and Animal Health net revenue by product for the three months ended March 31, 2007 compared with the same period in the prior year:

Pharmaceuticals
	Three Months Ended March 31,
(In millions)	2007	2006
EFFEXOR	$891.0	$944.6
PREVNAR	616.6	431.6
PROTONIX	474.1	481.6
ENBREL(1)	445.2	335.4
Nutrition	346.7	288.5
ZOSYN/TAZOCIN	281.1	238.4
PREMARIN family	241.1	265.6
Oral contraceptives	110.1	127.1
BENEFIX	98.1	89.7
rhBMP-2	97.0	65.3
RAPAMUNE	83.4	75.8
REFACTO	78.5	67.3
TYGACIL	25.6	10.2
ZOTON	18.8	40.5
Alliance revenue(1,2)	304.0	254.1
Other	370.1	319.8

Total Pharmaceuticals	$4,481.4	$4,035.5

(1)	ENBREL net revenue includes sales of ENBREL outside the United States and Canada, where we have exclusive rights but does not include our share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen, which we record as alliance revenue.

(2)	Alliance revenue is generated from sales of ENBREL (in the United States and Canada), ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

Consumer Healthcare
	Three Months Ended March 31,
(In millions)	2007	2006
CENTRUM	$159.1	$157.6
ADVIL	158.4	142.5
ROBITUSSIN	49.0	32.8
CALTRATE	48.0	46.7
PREPARATION H	26.4	23.5
CHAPSTICK	24.4	21.8
ADVIL COLD & SINUS	17.9	10.6
ALAVERT	17.0	12.7
DIMETAPP	14.8	6.2
Other	96.4	99.8

Total Consumer Healthcare	$611.4	$554.2

Animal Health
	Three Months Ended March 31,
(In millions)	2007	2006
Livestock products	$113.2	$105.6
Companion animal products	86.2	71.9
Equine products	45.8	42.2
Poultry products	30.7	28.5

Total Animal Health	$275.9	$248.2

Sales Deductions

We deduct certain items from gross revenue, which primarily consist of provisions for product returns, cash discounts, chargebacks/rebates, customer allowances and consumer sales incentives. The provision for chargebacks/rebates relates primarily to U.S. sales of pharmaceutical products provided to wholesalers and managed care organizations under contractual agreements or to certain governmental agencies that administer benefit programs, such as Medicaid. While different programs and methods are utilized to determine the chargeback or rebate provided to the customer, we consider both to be a form of price reduction. Chargebacks/rebates are the only deductions from gross revenue that we consider significant and approximated $672.7 million for the 2007 first quarter compared with $553.7 million for the 2006 first quarter. The increase in chargebacks/rebates is primarily due to increased sales of PROTONIX to hospitals prior to the expiration of nominal pricing, as well as the overall increase in sales.

Except for chargebacks/rebates, provisions for each of the other components of sales deductions, including product returns, are individually less than 2% of gross sales.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

Operating Expenses

Cost of goods sold, as a percentage of Net revenue, decreased 0.1 percentage point to 27.5% for the 2007 first quarter compared with 27.6% for the 2006 first quarter. Pharmaceuticals cost of goods sold, as a percentage of net revenue, increased 0.4 percentage point to 25.0% for the 2007 first quarter compared with 24.6% for the 2006 first quarter. The increase resulted from higher cost of sales associated with FDA-related compliance activities at our Guayama, Puerto Rico manufacturing facility and slightly higher royalty costs associated with higher ENBREL and PREVNAR sales. A less favorable product mix resulting from lower sales of higher margin EFFEXOR and higher sales of lower margin Nutrition products also negatively impacted Pharmaceuticals cost of goods sold. This increase was offset partially by an increase in alliance revenue, which has no associated cost of goods sold. In addition, offsetting the increase in Pharmaceuticals cost of goods sold was a 2.5 percentage point decrease, as a percentage of net revenue, in Consumer Healthcare cost of goods sold due to inventory adjustments and reserves recorded in the 2006 first quarter associated with pseudoephedrine-containing products.

Selling, general and administrative expenses, as a percentage of Net revenue, decreased 2.1 percentage points for the 2007 first quarter compared with the 2006 first quarter. The 2007 first quarter decrease was primarily due to lower general and administrative expenses as a percentage of net revenue in the Corporate and Animal Health segments as a result of lower legal and consulting expenses. Selling expenses were lower as a percentage of net revenue in the Consumer Healthcare segment primarily due to the 2006 first quarter accrual for loss on returns, which was recorded in connection with retailer actions and federal and state legislation related to pseudoephedrine-containing products and in the Pharmaceutical segment due to sales force restructuring.

Research and development expenses increased 10% for the 2007 first quarter as compared with the 2006 first quarter. The 2007 first quarter increase is primarily due to higher spending on various clinical programs, including methylnaltrexone, 13-valent pneumococcal conjugate vaccine and various neuroscience new drug candidates, as well as higher compensation-related expenses.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

Interest (Income) Expense and Other Income

Interest (income) expense, net for the three months ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended March 31,
(In millions)	2007	2006
Interest expense	$143.9	$134.2
Interest income	(140.6)	(114.0)
Less: amount capitalized for capital projects	(18.1)	(14.7)

Total interest (income) expense, net	$(14.8)	$5.5

Interest income, net for the 2007 first quarter was $14.8 million as compared with Interest expense, net of $5.5 million for the 2006 first quarter. The change was due to higher interest income and higher capitalized interest offset partially by higher interest expense. Weighted average debt outstanding during the 2007 first quarter was $9,365.6 million compared with $9,198.3 million in the 2006 first quarter. The impact of higher weighted average debt outstanding on interest expense was offset by increased interest income earned on higher cash balances in the 2007 vs. 2006 first quarter. The Company’s higher average debt balance resulted from the March 27, 2007 issuance of $2,500.0 million of Notes in an offering registered with the Securities and Exchange Commission. The higher capitalized interest resulted from increased spending for long-term capital projects in process.

Other income, net decreased by approximately $14.9 million for the 2007 first quarter due primarily to lower miscellaneous income offset, in part, by higher payments from Teva pursuant to our settlement agreement allowing Teva to sell generic versions of EFFEXOR. Pre-tax gains primarily from the divestiture of certain Pharmaceuticals products were approximately $16.3 million for the 2007 first quarter compared with $17.6 million for the 2006 first quarter.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

Income (Loss) before Income Taxes

The following table sets forth worldwide income (loss) before income taxes by reportable segment together with the percentage changes from the comparable period in the prior year:

	Income (Loss) before Income Taxes
	Three Months Ended March 31,
(Dollars in millions) Segment	2007	2006	% Increase/ (Decrease)
Pharmaceuticals(1)	$1,629.6	$1,390.2	17%
Consumer Healthcare(1)	103.0	59.3	74%
Animal Health	63.5	54.4	17%
Corporate(2)	(50.8)	(43.3)	(17%	)

Total	$1,745.3	$1,460.6	19%

(1)	Income (loss) before income taxes for the 2007 and 2006 first quarters included gains from product divestitures of approximately $16.3 and $17.6, respectively, and pertained primarily to the Pharmaceuticals segment.

(2)	Corporate included a net charge of $42.6 for the 2007 first quarter and $35.1 for the 2006 first quarter related to the Company’s productivity initiatives. For the 2007 first quarter, the activities related to the reportable segments as follows: Pharmaceuticals – $37.3, Consumer Healthcare – $4.3 and Animal Health – $1.0. For the 2006 first quarter, productivity initiatives activities related solely to the Pharmaceuticals business.

Worldwide Pharmaceuticals income before income taxes for the 2007 first quarter increased 17% due primarily to higher net revenue and lower selling and general expenses, as a percentage of net revenue, offset by slightly lower gross margins earned on worldwide sales of Pharmaceuticals products and higher research and development expenses.

Worldwide Consumer Healthcare income before income taxes increased 74% for the 2007 first quarter due primarily to higher net revenue, higher gross profit margins earned on worldwide sales of Consumer Healthcare products, and lower selling and general expenses, as a percentage of net revenue. The 2006 first quarter net revenue was negatively impacted by retailer actions and federal and state legislation related to pseudoephedrine-containing products. Research and development expenses also were lower between periods.

Worldwide Animal Health income before income taxes for the 2007 first quarter increased approximately 17% due primarily to higher net revenue and lower selling and general expenses, as a percentage of net revenue, and lower research and development expenses. Cost of goods sold, as a percentage of net revenue, was comparable between the 2007 and 2006 first quarters.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

Corporate expenses, net for the 2007 first quarter increased to $50.8 million from $43.3 million for the 2006 first quarter as a result of higher productivity initiatives charges and lower other income, net offset, in part, by higher interest income, net.

Income Taxes

The effective tax rate was 28.1% for the 2007 first quarter compared with 23.3% for the 2006 first quarter. Excluding certain items affecting comparability (as discussed below under “Consolidated Net Income and Diluted Earnings per Share Results”), the effective tax rate increased to 28.2% for the 2007 first quarter compared with 23.5% for the prior year. These increases reflected the impact of higher sales of certain Pharmaceuticals products (i.e., ENBREL and PREVNAR) that are manufactured in less favorable tax jurisdictions and increased expenditures on research and development in non-U.S. locations.

Consolidated Net Income and Diluted Earnings per Share Results

Net income and diluted earnings per share for the 2007 first quarter were $1,254.1 million and $0.92, respectively, compared with net income and diluted earnings per share of $1,119.6 million and $0.82, respectively, in the 2006 first quarter, both increasing 12%, respectively.

Our management uses various measures to manage and evaluate our performance and believes it is appropriate to specifically identify certain significant items included in net income and diluted earnings per share to assist investors with analyzing ongoing business performance and trends. In particular, our management believes that comparisons between 2007 and 2006 first quarter results of operations are impacted by the following items that are included in net income and diluted earnings per share:

•	2007 first quarter net charges of $42.6 million ($29.5 million after-tax or $0.02 per share-diluted) related to our productivity initiatives.
•	2006 first quarter net charges of $35.1 million ($24.2 million after-tax or $0.02 per share-diluted) related to our productivity initiatives.

The productivity initiatives charges, which include costs associated with the Global Business Operations initiative, the costs of closing certain manufacturing facilities, certain reorganization expenses and the elimination of certain positions at our facilities have been identified as significant items by our management as these charges are not considered to be indicative of continuing operating results.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

Excluding the 2007 first quarter productivity initiatives charges, the increases in net income and diluted earnings per share for the 2007 first quarter were due primarily to higher net revenue and lower cost of goods sold and selling, general and administrative expenses, both as a percentage of net revenue, and higher interest income offset, in part, by higher research and development spending as well as the impact of a higher effective tax rate compared with the 2006 first quarter.

Liquidity, Financial Condition and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents increased $1,800.6 million during the 2007 first quarter. Sources of cash flows during the 2007 first quarter related primarily to the following items:

•	Proceeds of $2,500.0 million related to the issuance of long-term debt;
•	Proceeds of $333.7 million related to the sales and maturities of marketable securities;
•	Proceeds of $94.6 million related to the exercise of stock options; and
•	Proceeds of $20.6 million related to sales of assets.

These sources of cash were partially offset by the following items:

•	Payments of $1,171.1 million related to purchases of marketable securities;
•	Purchases of common stock for treasury totaling $527.8 million;
•	Capital expenditures totaling $210.3 million; and
•	Payments of $78.5 million related to our diet drug litigation.

The change in working capital, which used $332.4 million of cash as of March 31, 2007, excluding the effects of foreign exchange, is primarily due to a decrease in accounts payable and accrued expenses resulting from payments made in connection with our performance incentive award program as well as interest payments made on long-term debt. In addition, inventory levels increased to support higher sales demands. The decrease is partially offset by an increase in accrued taxes.

Total Debt

At March 31, 2007, we had outstanding $11,738.2 million in total debt, which consisted of notes payable and other debt. Maturities of our obligations as of March 31, 2007 are set forth below.

(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Total debt	$11,738.2	$418.5	$21.3	$1,547.7	$9,750.7

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

The following represents our credit ratings as of March 31, 2007:

	Moody’s	S&P	Fitch
Short-term debt	P-2	A-1	F-2

Long-term debt	A3	A	A-

Outlook	Positive	Positive	Stable

Last rating update	March 22, 2007	March 22, 2007	March 22, 2007

Other

We file tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. Our tax returns for years prior to 1998 generally are no longer subject to review as such years generally are closed. Taxing authorities in various jurisdictions are in the process of reviewing our tax returns for various post-1997 years, including the IRS, which currently is examining the 1998 through 2001 tax returns. It is reasonably possible that this audit will conclude in the next 12 months. We will likely make a payment in the range of $120.0 million to $130.0 million for adjustments that have been currently agreed upon with the IRS; however, it is not possible to estimate the impact of any other adjustments that may result from the audit on our liability for unrecognized tax benefits. As part of this audit, the IRS is examining the pricing of our cross-border arrangements. While we believe that the pricing of these arrangements is appropriate and that our reserves are adequate with respect to such pricing, it is possible that the IRS will propose adjustments in excess of such reserves and that the conclusion of the audit will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on our results of operations or cash flows in the period in which an adjustment is recorded and in future periods. We believe that an unfavorable resolution for open tax years would not be material to the financial position; however, each year we record significant tax benefits with respect to our cross-border arrangements, and the possibility of a resolution that is material to our financial position cannot be excluded.

As more fully described in Note 8 to the consolidated condensed financial statements and in prior filings, we are involved in various legal proceedings. We intend to vigorously defend ourselves and our products in these litigations and believe our legal positions are strong. However, in light of the circumstances discussed therein, it is not possible to determine the ultimate outcome of our legal proceedings, and therefore, it is possible that the ultimate outcome of these proceedings could be material to our financial position, results of operations and/or cash flows.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project” and other words of similar meaning. These forward-looking statements address various matters, including:

•	Our anticipated results of operations, financial condition and capital resources;
•	Benefits from our business activities and transactions, productivity initiatives and facilities management, such as enhanced efficiency, reduced expenses and mitigation of supply constraints;
•

Our expectations, beliefs, plans, strategies, anticipated developments and other matters that are not historical facts, including plans to continue our productivity initiatives and expectations regarding growth in our business;

•	Future charges related to implementing our productivity initiatives;
•	Our expectations regarding compliance at our manufacturing facilities;
•	Anticipated receipt of, and timing with respect to, regulatory filings and approvals and anticipated product launches;
•	Emerging clinical data on our marketed and pipeline products and the impact on regulatory filings, market acceptance and/or product sales;
•	Anticipated developments relating to product supply, pricing and sales of our key products;
•	Sufficiency of facility capacity for growth;
•	Changes in our product mix;
•	Our ability to succeed in our strategy with certain products of focusing on higher value prescriptions within the third-party managed care segment;
•	Uses of cash and borrowings;
•	Timing and results of research and development activities, including those with collaboration partners;
•	Anticipated profile of, and prospects for, our product candidates;
•	Estimates and assumptions used in our critical accounting policies;
•	Costs related to product liability, patent litigation, environmental matters, government investigations and other legal proceedings;
•	Projections of our future effective tax rates, the impact of tax planning initiatives and resolution of audits of prior tax years;
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

and Results of Operations

Three Months Ended March 31, 2007

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

Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. These risks and uncertainties include: the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products, including with respect to our pipeline products; government cost-containment initiatives; restrictions on third-party payments for our products; substantial competition in our industry, including from branded and generic products; data generated on our products; the importance of strong performance from our principal products and our anticipated new product introductions; the highly regulated nature of our business; product liability, intellectual property and other litigation risks and environmental liabilities; uncertainty regarding our intellectual property rights and those of others; difficulties associated with, and regulatory compliance with respect to, manufacturing of our products; risks associated with our strategic relationships; economic conditions including interest and currency exchange rate fluctuations; changes in generally accepted accounting principles; trade buying patterns; the impact of legislation and regulatory compliance; risks and uncertainties associated with global operations and sales; and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, including our Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. In particular, we refer you to “Item 1A. RISK FACTORS” of our 2006 Annual Report on Form 10-K for additional information regarding the risks and uncertainties discussed above as well as additional risks and uncertainties that may affect our actual results. The forward-looking statements in this report are qualified by these risk factors.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2007

We caution investors not to place undue reliance on the forward-looking statements contained in this report. Each statement speaks only as of the date of this report (or any earlier date indicated in the statement), and we undertake no obligation to update or revise any of these statements, whether as a result of new information, future developments or otherwise. From time to time, we also may provide oral or written forward-looking statements in other materials, including our earnings press releases. You should consider this cautionary statement and the risk factors identified under “Item 1A. RISK FACTORS” of our 2006 Annual Report on Form 10-K when evaluating those statements as well. Our business is subject to substantial risks and uncertainties, including those identified in this report. Investors, potential investors and others should give careful consideration to these risks and uncertainties.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk disclosures appearing on page 62 of our 2006 Financial Report as incorporated by reference in our 2006 Annual Report on Form 10-K have not materially changed from December 31, 2006. At March 31, 2007, the fair values of our financial instruments were as follows:

(In millions) Description	Notional/ Contract Amount	Assets (Liabilities)
		Carrying Value	Fair Value

Forward contracts(1)	$2,017.3	$0.2	$0.2
Option contracts(1)	1,710.3	(2.0)	(2.0)
Interest rate swaps	5,300.0	(22.0)	(22.0)
Outstanding debt(2)	11,760.2	11,738.2	12,038.5

(1)	If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net payable on the forward contracts and option contracts would collectively decrease or increase by approximately $121.7.

(2)	If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $885.5.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The fair value of forward contracts, currency option contracts and interest rate swaps reflects the present value of the contracts at March 31, 2007 and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of March 31, 2007.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the 2007 first quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as part of our productivity initiatives, in the 2007 first quarter, we outsourced certain administrative support functions to Accenture LLC (Accenture) pursuant to the master services agreement that we entered into in July 2006. As part of these productivity initiatives, we expect to make additional system changes in future quarters that may be significant, including the transition of certain additional functions to Accenture and the expanded use of SAP as the primary Enterprise Resource Planning system, replacing standalone JD Edwards applications, at most of our major locations over the next several years.

Part II—Other Information

Item 1.	Legal Proceedings

The information set forth in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments”, in this report is incorporated herein by reference.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2006 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our repurchases of shares of our common stock during the 2007 first quarter:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(1)
January 1, 2007 through January 31, 2007	38,534	$51.45	—	30,000,000
February 1, 2007 through February 28, 2007	6,577,520	50.18	6,219,300	23,780,700
March 1, 2007 through March 31, 2007	4,020,528	49.20	3,919,889	19,860,811

Total	10,636,582	$49.82	10,139,189

(1)	On January 25, 2007, our Board of Directors amended the previously authorized Share Repurchase Program to allow for future purchases of up to 30,000,000 shares, inclusive of 1,983,600 shares remaining under the existing program at December 31, 2006.

(2)	In addition to purchases under the Share Repurchase Program, this column reflects the following transactions during the 2007 first quarter: (i) the surrender to us of 8,605 shares of common stock to pay the exercise price in connection with the exercise of employee stock options; (ii) the deemed surrender to us of 139,621 shares of common stock to satisfy tax withholding obligations in connection with the distribution of shares held in trust for employees who deferred receipt of such shares; and (iii) the surrender to us of 349,167 shares of common stock to satisfy tax withholding obligations for employees in connection with the issuance of restricted stock and/or performance share awards.

Item 6.	Exhibits

Exhibit No.	Description

(4.1)	Seventh Supplemental Indenture, dated as of March 27, 2007, between Wyeth and The Bank of New York, as successor trustee is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated March 28, 2007.

(10.1)	Wyeth 2005 Amended and Restated Stock Incentive Plan (including amendments through January 25, 2007).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wyeth

(Registrant)

By:	/s/ Paul J. Jones
Paul J. Jones Vice President and Controller (Duly Authorized Signatory and Chief Accounting Officer)

Date: May 9, 2007

Exhibit Index

Exhibit No.	Description

(4.1)	Seventh Supplemental Indenture, dated as of March 27, 2007, between Wyeth and The Bank of New York, as successor trustee is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated March 28, 2007.

(10.1)	Wyeth 2005 Amended and Restated Stock Incentive Plan (including amendments through January 25, 2007).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-1