Form 10-Q
period 2007-06-30
WYETH
filed 2007-08-07
CIK 5187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Wyeth’s Common Stock outstanding as of the close of business on July 31, 2007:

Class	Number of Shares Outstanding
Common Stock, $0.33-1/3 par value	1,344,640,581

WYETH

Items other than those listed above have been omitted because they are not applicable.

Part I - Financial Information

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of June 30, 2007 and December 31, 2006, the results of its operations for the three and six months ended June 30, 2007 and 2006, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2007 and 2006. It is suggested that these consolidated condensed financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s 2006 Financial Report as incorporated in the Company’s 2006 Annual Report on Form 10-K and information contained in Current Reports on Form 8-K and Quarterly Reports on Form 10-Q filed since the filing of the 2006 Form 10-K.

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

WYETH

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$9,010,251	$6,778,311
Marketable securities	3,176,296	1,948,931
Accounts receivable less allowances	3,688,060	3,383,341
Inventories:
Finished goods	1,060,015	732,532
Work in progress	1,319,590	1,312,925
Materials and supplies	496,153	435,002

	2,875,758	2,480,459
Other current assets including deferred taxes	3,038,256	2,923,199

Total Current Assets	21,788,621	17,514,241
Property, plant and equipment	15,065,340	14,483,494
Less accumulated depreciation	4,731,605	4,337,235

	10,333,735	10,146,259
Goodwill	4,102,119	3,925,738
Other intangibles, net of accumulated amortization (June 30, 2007-$256,075 and December 31, 2006-$236,363)	406,976	356,692
Other assets including deferred taxes	4,636,474	4,535,785

Total Assets	$41,267,925	$36,478,715

LIABILITIES
Loans payable	$414,609	$124,225
Trade accounts payable	1,090,992	1,116,754
Dividends payable	350,449	—
Accrued expenses	5,185,641	5,679,141
Accrued taxes	787,490	301,728

Total Current Liabilities	7,829,181	7,221,848
Long-term debt	11,194,771	9,096,743
Pension liabilities	683,361	806,413
Accrued postretirement benefit obligations other than pensions	1,628,770	1,600,751
Other noncurrent liabilities	3,718,177	3,100,205

Total Liabilities	25,054,260	21,825,960

Contingencies and commitments (Note 7)

STOCKHOLDERS' EQUITY
$2.00 convertible preferred stock, par value $2.50 per share	26	28
Common stock, par value $0.33-1/3 per share	449,280	448,417
Additional paid-in capital	7,013,411	6,142,277
Retained earnings	9,121,376	8,734,699
Accumulated other comprehensive loss	(370,428)	(672,666)

Total Stockholders' Equity	16,213,665	14,652,755

Total Liabilities and Stockholders' Equity	$41,267,925	$36,478,715

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$5,648,050	$5,156,743	$11,016,736	$9,994,680

Cost of goods sold	1,530,177	1,373,559	3,004,688	2,710,677
Selling, general and administrative expenses	1,688,012	1,652,397	3,200,551	3,116,993
Research and development expenses	825,123	750,673	1,575,855	1,435,343
Interest (income) expense, net	(19,018)	2,491	(33,818)	8,004
Other income, net	(90,696)	(51,476)	(190,332)	(166,051)

Income before income taxes	1,714,452	1,429,099	3,459,792	2,889,714
Provision for income taxes	515,931	364,309	1,007,167	705,341

Net income	$1,198,521	$1,064,790	$2,452,625	$2,184,373

Basic earnings per share	$0.89	$0.79	$1.82	$1.62

Diluted earnings per share	$0.87	$0.78	$1.79	$1.60

Dividends paid per share of common stock	$0.26	$0.25	$0.52	$0.50

Dividends declared per share of common stock	$0.52	$0.50	$0.78	$0.75

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands Except Per Share Amounts)

(Unaudited)

Six Months Ended June 30, 2007:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2007	$28	$448,417	$6,142,277	$8,734,699	$(672,666)	$14,652,755
Net income				2,452,625		2,452,625
Currency translation adjustments					259,363	259,363
Unrealized gains on derivative contracts, net					4,241	4,241
Unrealized losses on marketable securities, net					(2,250)	(2,250)
Pension and postretirement benefit adjustments					40,884	40,884

Comprehensive income, net of tax						2,754,863

Adoption of FIN 48				(295,370)		(295,370)
Cash dividends declared(1)				(1,049,917)		(1,049,917)
Common stock acquired for treasury		(5,022)	(52,649)	(720,661)		(778,332)
Common stock issued for stock options		5,207	640,485			645,692
Stock-based compensation expense			210,441			210,441
Issuance of restricted stock awards		674	1,697			2,371
Tax benefit from exercises of stock options			71,166			71,166
Other exchanges	(2)	4	(6)			(4)

Balance at June 30, 2007	$26	$449,280	$7,013,411	$9,121,376	$(370,428)	$16,213,665

Six Months Ended June 30, 2006:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 2006	$37	$447,783	$5,097,228	$6,514,046	$(64,725)	$11,994,369
Net income				2,184,373		2,184,373
Currency translation adjustments					296,008	296,008
Unrealized losses on derivative contracts, net					(4,458)	(4,458)
Unrealized losses on marketable securities, net					(5,466)	(5,466)

Comprehensive income, net of tax						2,470,457

Cash dividends declared(2)				(1,008,728)		(1,008,728)
Common stock acquired for treasury		(1,922)	(17,213)	(258,959)		(278,094)
Common stock issued for stock options		1,822	192,722			194,544
Stock-based compensation expense			207,767			207,767
Issuance of restricted stock awards		646	85,604			86,250
Transfer of restricted stock award accruals to equity			63,171			63,171
Tax benefit from exercises of stock options			25,340			25,340
Other exchanges	(2)	6	(9)			(5)

Balance at June 30, 2006	$35	$448,335	$5,654,610	$7,430,732	$221,359	$13,755,071

(1)	Included in cash dividends declared were the following dividends payable at June 30, 2007:

—Common stock cash dividend of $0.26 per share ($350,438 in the aggregate) declared on June 28, 2007 and payable on September 4, 2007; and

—Preferred stock cash dividends of $0.50 per share ($11 in the aggregate) declared on April 26, 2007 and paid on July 2, 2007 and declared on June 28, 2007 and payable on October 1, 2007.

(2)	Included in cash dividends declared were the following dividends payable at June 30, 2006:

—Common stock cash dividend of $0.25 per share ($336,251 in the aggregate) declared on June 22, 2006 and payable on September 1, 2006; and

—Preferred stock cash dividends of $0.50 per share ($14 in the aggregate) declared on April 27, 2006 and paid on July 3, 2006 and declared on June 22, 2006 and payable on October 2, 2006.

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2006
Operating Activities
Net income	$2,452,625	$2,184,373
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales and dispositions of assets	(56,601)	(27,379)
Depreciation and amortization	434,676	378,371
Stock-based compensation	210,441	207,767
Change in deferred income taxes	106,948	456,926
Diet drug litigation payments	(357,914)	(1,278,530)
Seventh Amendment security fund refund	—	400,000
Changes in working capital, net	(466,948)	(939,026)
Other items, net	67,483	(17,639)

Net cash provided by operating activities	2,390,710	1,364,863

Investing Activities
Purchases of intangibles, property, plant and equipment	(489,475)	(514,556)
Proceeds from sales of assets	67,625	39,627
Purchase of additional equity interest in joint venture	(221,655)	(102,187)
Proceeds from sales and maturities of marketable securities	826,369	291,691
Purchases of marketable securities	(2,056,147)	(694,688)

Net cash used for investing activities	(1,873,283)	(980,113)

Financing Activities
Repayments of debt	—	(8,400)
Proceeds from issuance of long-term debt	2,500,000	—
Other borrowing transactions, net	(2,205)	66,859
Dividends paid	(699,468)	(672,463)
Purchases of common stock for treasury	(778,332)	(278,094)
Exercises of stock options	674,061	205,415

Net cash provided by (used for) financing activities	1,694,056	(686,683)

Effect of exchange rate changes on cash and cash equivalents	20,457	5,011

Increase (decrease) in cash and cash equivalents	2,231,940	(296,922)
Cash and cash equivalents, beginning of period	6,778,311	7,615,891

Cash and cash equivalents, end of period	$9,010,251	$7,318,969

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Recently Issued Accounting Standards: The Financial Accounting Standards Board (FASB) recently issued the Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate the adoption of SFAS No. 157 will have a material effect on its consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. If adopted, unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not anticipate adopting SFAS No. 159 as of the effective date for existing eligible financial assets and financial liabilities. Subsequent to the effective date, future eligible transactions will be evaluated, as they occur, for application of SFAS No. 159.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not anticipate the adoption of EITF 06-11 will have a material effect on its consolidated financial position or results of operations.

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-03). EITF 07-03 provides guidance on the timing of expensing nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 is effective prospectively for new contracts entered into in fiscal years beginning after December 15, 2007. The Company is assessing the impact this provision may have on its consolidated financial position or results of operations.

Reclassifications: Certain reclassifications have been made to the June 30, 2006 consolidated condensed financial statements and accompanying notes to conform with the June 30, 2007 presentation.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2.	Earnings per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

(In thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income less preferred dividends	$1,198,510	$1,064,776	$2,452,609	$2,184,352
Denominator:
Weighted average common shares outstanding	1,345,769	1,345,377	1,344,335	1,344,955

Basic earnings per share	$0.89	$0.79	$1.82	$1.62

Numerator:
Net income	$1,198,521	$1,064,790	$2,452,625	$2,184,373
Interest expense on contingently convertible debt	7,907	6,981	15,779	13,741

Net income, as adjusted	$1,206,428	$1,071,771	$2,468,404	$2,198,114

Denominator:
Weighted average common shares outstanding	1,345,769	1,345,377	1,344,335	1,344,955
Common stock equivalents of outstanding stock options, deferred contingent common stock awards, performance share awards, restricted stock awards and convertible preferred stock(1)	19,435	9,381	17,468	10,265
Common stock equivalents of assumed conversion of contingently convertible debt	16,890	16,890	16,890	16,890

Total shares(1)	1,382,094	1,371,648	1,378,693	1,372,110

Diluted earnings per share(1)	$0.87	$0.78	$1.79	$1.60

(1)	At June 30, 2007 and 2006, approximately 74,002 and 89,450 common shares, respectively, related to options outstanding under the Company’s Stock Incentive Plans, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3.	Pensions and Other Postretirement Benefits

Net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans for the three and six months ended June 30, 2007 and 2006 was as follows:

(In thousands)	Pensions
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Net Periodic Benefit Cost	2007	2006	2007	2006
Service cost	$52,785	$47,953	$105,559	$96,499
Interest cost	79,382	71,263	158,538	140,570
Expected return on plan assets	(97,716)	(92,294)	(195,168)	(179,694)
Prior service cost	3,264	2,283	6,503	4,538
Transition obligation	117	115	235	227
Recognized net actuarial loss	25,693	32,285	51,285	64,967
Curtailment gain	(81)	—	(81)	—

Net periodic benefit cost	$63,444	$61,605	$126,871	$127,107

(In thousands)	Other Postretirement Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
Components of Net Periodic Benefit Cost	2007	2006	2007	2006
Service cost	$13,277	$11,199	$26,527	$24,534
Interest cost	26,521	22,499	52,985	47,532
Prior service cost	(9,749)	(9,938)	(19,498)	(19,498)
Recognized net actuarial loss	11,890	11,902	23,750	26,341

Net periodic benefit cost	$41,939	$35,662	$83,764	$78,909

During the six months ended June 30, 2007, contributions of $209.9 million were made to the Company’s defined benefit pension plans, and payments of $55.1 million were made for other postretirement benefits. The Company expects to contribute for the full year approximately $217.3 million to its defined benefit pension plans and make payments of approximately $97.5 million for its other postretirement benefits in 2007.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4.	Productivity Initiatives

The Company continued with its long-term global productivity initiatives, which were launched in 2005, to adapt to the changing pharmaceutical industry environment.

The Company recorded the following charges related to these productivity initiatives for the three and six months ended June 30, 2007 and 2006:

(In thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Personnel costs	$16,300	$10,500	$27,400	$18,900
Accelerated depreciation	20,900	20,600	41,900	38,100
Other closure/exit costs	12,600	8,400	23,100	17,600

Total productivity initiatives charges	$49,800	$39,500	$92,400	$74,600

Productivity initiatives charges, after-tax	$37,000	$27,303	$66,500	$51,503

Decrease in diluted earnings per share	$0.03	$0.02	$0.05	$0.04

The productivity initiatives charges were recorded as follows:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of goods sold	$42,100	$26,500	$71,200	$55,200
Selling, general and administrative expenses	7,500	7,900	21,000	11,100
Research and development expenses	200	5,100	200	8,300

Total	$49,800	$39,500	$92,400	$74,600

The following table sets forth productivity initiatives charges by reportable segments:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2007	2006	2007	2006
Pharmaceuticals	$47,100	$32,200	$84,400	$67,300
Consumer Healthcare	1,700	7,300	6,000	7,300
Animal Health	1,000	—	2,000	—

Total	$49,800	$39,500	$92,400	$74,600

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the total charges, payments made and the reserve balance at June 30, 2007:

(In thousands) Productivity Initiatives	Total Charges to Date	Reserve at December 31, 2006	Total Charges Six Months	Net Payments/ Non-cash Charges	Reserve at June 30, 2007
Personnel costs	$295,700	$173,100	$27,400	$(33,900)	$166,600
Accelerated depreciation	169,900	—	41,900	(41,900)	—
Other closure/exit costs	76,200	400	23,100	(23,100)	400
Asset sales	(40,200)	—	—	—	—

Total	$501,600	$173,500	$92,400	$(98,900)	$167,000

At June 30, 2007, the reserve balance for personnel costs related primarily to committed employee severance obligations, which, in accordance with the specific productivity initiatives, are expected to be paid primarily over the next 36 months.

As other strategic decisions are made, the Company expects additional costs, such as asset impairment, accelerated depreciation, personnel costs and other exit costs, as well as certain implementation costs associated with these initiatives, to continue for several years; costs are projected to total $750.0 million to $1,000.0 million, on a pre-tax basis.

Note 5.	Stock-Based Compensation

The following table summarizes the components and classification of stock-based compensation expense for the three and six months ended June 30, 2007 and 2006:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Stock options	$70,500	$77,000	$118,100	$135,000
Restricted stock unit awards	42,900	26,400	62,100	34,500
Performance share unit awards	20,600	29,200	30,300	38,300

Total stock-based compensation expense	$134,000	$132,600	$210,500	$207,800

Cost of goods sold	$14,000	$9,200	$21,300	$15,400
Selling, general and administrative expenses	80,400	83,900	127,000	131,700
Research and development expenses	39,600	39,500	62,200	60,700

Total stock-based compensation expense	134,000	132,600	210,500	207,800
Tax benefit	42,500	37,800	67,600	59,300

Net stock-based compensation expense	$91,500	$94,800	$142,900	$148,500

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In April 2007, the Company granted 11,065,270 stock options as part of the Company’s recurring annual grant program. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of issued stock options is estimated on the date of grant utilizing a Black-Scholes option-pricing model that incorporates the assumptions noted below:

Expected volatility of stock price	19.9%
Expected dividend yield	2.1%
Risk-free interest rate	4.6%
Expected life of options	6 years
Fair value of stock options granted	$12.68

Note 6.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. As a result of the adoption, the Company recognized a $295.4 million increase in the liability for unrecognized tax benefits, interest and penalties, across all jurisdictions, which were accounted for as a charge to retained earnings on January 1, 2007. The Company’s unrecognized tax benefits at January 1, 2007 were $1,174.4 million. If these unrecognized tax benefits were recognized, there would be a favorable impact on the Provision for income taxes of $1,019.6 million. As of June 30, 2007, the Company’s unrecognized tax benefits were approximately $1,200.0 million.

The Company recognizes interest and penalties relating to unrecognized tax benefits as a component of Provision for income taxes. The Company had $346.6 million and $378.1 million of accrued interest and penalties as of January 1, 2007 and June 30, 2007, respectively.

The Company files tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company’s tax returns for years prior to 1998 generally are no longer subject to review as such years generally are closed. Taxing authorities in various jurisdictions are in the process of reviewing the Company’s tax returns for various post-1997 years, including the United States Internal Revenue Service (IRS), which currently is examining the 1998 through 2001 tax returns of the Company. It is reasonably possible that this audit will conclude in the next 12 months. The Company will likely make a cash payment or use deferred tax assets, in the range of $150.0 million to $160.0 million, for adjustments that have been currently agreed upon with the IRS; however, it is not yet possible to estimate the impact of any other adjustments that may result from the audit on our liability for unrecognized tax benefits. As a part of this audit, the IRS is still examining the pricing of the Company’s cross-border arrangements. While the Company believes that the pricing of these arrangements is appropriate and that its reserves are adequate with respect to such pricing, it is possible that the IRS will propose adjustments in excess of such reserves and that the conclusion of the audit will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

could have a material effect on the Company’s results of operations or cash flows in the period in which an adjustment is recorded and in future periods. The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company; however, each year the Company records significant tax benefits with respect to its cross-border arrangements, and the possibility of a resolution that is material to the financial position of the Company cannot be excluded.

Note 7.	Contingencies and Commitments

The Company is involved in various legal proceedings, including product liability, patent, commercial, environmental and antitrust matters, of a nature considered normal to its business, the most important of which are described below and/or have been described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K, and its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed since the filing of the 2006 Annual Report on Form 10-K. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Additionally, the Company records insurance receivable amounts from third-party insurers when recovery is probable.

Like all pharmaceutical companies in the current legal environment, the Company is involved in legal proceedings, including product liability and patent litigation, that are significant to its business, complex in nature and have outcomes that are difficult to predict. Product liability claims, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention, and may adversely affect the Company’s reputation and the demand for its products and may result in significant damages. Patent litigation, if resolved unfavorably, can injure the Company’s business by subjecting the Company’s products to earlier than expected generic competition and also can give rise to payment of significant damages or restrictions on the Company’s future ability to operate its business.

The Company intends to vigorously defend itself and its products in the litigation described below and in its prior filings and believes its legal positions are strong. However, in light of the circumstances discussed above, it is not possible to determine the ultimate outcome of the Company’s legal proceedings, and, therefore, it is possible that the ultimate outcome of these proceedings could be material to the Company's results of operations, cash flows and financial position.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following presents certain recent developments concerning the Company’s legal proceedings and should be read in conjunction with the Company’s prior reports.

Product Liability Litigation

Diet Drug Litigation

The litigation against the Company alleging that the Company’s former weight loss products, REDUX and/or PONDIMIN, caused certain serious conditions, including valvular heart disease and primary pulmonary hypertension (PPH), is described in detail in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K. Total diet drug litigation payments were $279.4 million and $357.9 million for the 2007 second quarter and first half, respectively, of which $29.4 million and $59.3 million for the 2007 second quarter and first half, respectively, were made in connection with the nationwide settlement (including the Seventh Amendment). Payments under the nationwide settlement may continue, if necessary, until 2018. As of June 30, 2007, $590.5 million of the Seventh Amendment security fund was included in Other current assets including deferred taxes, and $255.0 million was included in Other assets including deferred taxes. The amounts in the security funds are owned by the Company and will earn interest income for the Company while residing in the security fund. The Company has taken charges in connection with the REDUX and PONDIMIN diet drug matters which to date total $21,100.0 million. The $2,382.0 million reserve balance at June 30, 2007 represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, opt outs from the nationwide settlement, and PPH claims, and including the Company’s legal fees related to the diet drug litigation. It is possible that additional reserves may be required in the future, although the Company does not believe that the amount of any such additional reserves is likely to be material.

On April 27, 2004, a jury in Beaumont, Texas, hearing the case of Coffey, et al. v. Wyeth, et al., No. E-167,334, 172nd Judicial District Court, Jefferson County, Texas, returned a verdict in favor of the plaintiffs for $113.4 million in compensatory damages and $900.0 million in punitive damages for the wrongful death of the plaintiffs’ decedent (Cappel), allegedly as a result of PPH caused by her use of PONDIMIN. On May 17, 2004, the trial court entered judgment on behalf of the plaintiffs for the full amount of the jury’s verdict, as well as $4.2 million in pre-judgment interest and $188,737 in guardian ad litem fees. The Coffey case was dismissed on April 20, 2007, following an agreement reached by the Company with the law firm representing the Coffey plaintiffs to settle the claims of that firm’s diet drug clients. On June 20, 2007, a jury hearing the case of Cavender v. American Home Products Corporation, et al., No. 4:02CV1830 ERW (U.S.D.C., E.D. Mo.), in which the plaintiff alleged that she developed valvular regurgitation as a result of her use of PONDIMIN, found in favor of the plaintiff and awarded $75,000 in damages. The Company has moved for judgment notwithstanding the verdict or for a new trial. These motions are pending. On July 20, 2007, a jury hearing the case of Dean v. American Home Products Corporation, et al., No. 4:02CV1833 ERW (U.S.D.C., E.D. Mo.), in which the plaintiff also alleged that she developed valvular regurgitation as a result of her use of PONDIMIN, found in favor of the Company.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Hormone Therapy Litigation

The litigation against the Company alleging injury as a result of the plaintiffs’ use of one or more of the Company’s hormone or estrogen therapy products, including PREMPRO or PREMARIN, is described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K. As of June 30, 2007, the Company was defending approximately 5,300 actions brought on behalf of approximately 7,900 women in various federal and state courts throughout the United States (including, in particular, the United States District Court for the Eastern District of Arkansas and the Pennsylvania Court of Common Pleas, Philadelphia County) for personal injuries, including claims for breast cancer, stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMPRO or PREMARIN.

On May 15, 2007, a jury in the Philadelphia County, Pennsylvania Court of Common Pleas hearing the case of Simon, et al. v. Wyeth Pharmaceuticals, Inc., et al., No. 2004-06-4229, returned a verdict in favor of the Company. On February 20, 2007, a jury in the Philadelphia County, Pennsylvania Court of Common Pleas hearing the case of Nelson, et al. v. Wyeth, et al., No. 2004-01-001670 had awarded the plaintiffs $3.0 million in compensatory damages (the court had earlier granted the Company’s motion to strike plaintiffs’ punitive damages claim as unsupported by the evidence). On May 30, 2007, the court entered judgment notwithstanding the verdict in favor of the Company, dismissing the Nelson case. Of the 18 hormone therapy (HT) cases alleging breast cancer that have been resolved after being set for trial, 15 have now been resolved in the Company’s favor (by defense verdict, summary judgment or voluntary dismissal by the plaintiffs). Two such cases have been settled, and one has resulted in a verdict in favor of the plaintiff, which is being appealed by the Company. Additional cases have been dismissed by plaintiffs before a trial setting. Trials of additional HT cases are scheduled throughout 2007 and into 2008.

As the Company has not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, the Company has not established any litigation accrual for its HT litigation.

Thimerosal Litigation

With respect to the litigation alleging that the cumulative effect of thimerosal, a preservative used in certain vaccines manufactured and distributed by the Company (as well as by other vaccine manufacturers), causes severe neurological damage and/or autism in children, which is described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K, the first of several test cases against the United States in the United States Court of Claims’ Omnibus Autism Proceeding was tried in June 2007. From June 11 through June 26, 2007, a specially constituted court of special masters conducted an evidentiary hearing under the Vaccine Compensation Act of the first of three test cases based upon petitioners’ theory that thimerosal in vaccines, in conjunction with a subsequently administered measles, mumps and rubella (MMR) vaccine, can cause autism and did specifically cause autism in the petitioner for the first test case. Evidence was presented concerning both general causation and specific causation. Three special masters presided over the hearing in order to

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

rule on general causation, but only one special master will decide the specific causation issue in this first case. The parties will submit briefs analyzing the evidence on general causation on this first theory by January 15, 2008. The other two special masters will each conduct a case-specific evidentiary hearing in the fall of 2007 for the remaining two test cases on this first theory. The three special masters will then issue a ruling on general causation for this first theory and will also issue a ruling on specific causation for their respective test case. Evidentiary hearings with respect to the two additional theories by petitioners – that thimerosal-containing vaccines alone or MMR vaccines alone can cause autism – are scheduled to be tried beginning in January 2008 and completed by September 30, 2008. In thimerosal litigation directly against the Company outside of the Omnibus Autism Proceeding, the first trial is expected to take place in November 2007.

PPA Litigation

With respect to the lawsuits seeking damages for alleged personal injuries from phenylpropanolamine (PPA) described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K, as of June 30, 2007, the Company is a named defendant in approximately 40 individual PPA lawsuits on behalf of approximately 75 plaintiffs in federal and state courts throughout the United States and Canada seeking such damages.

EFFEXOR Litigation

In the litigation involving claims for personal injuries, including, among other alleged injuries, wrongful death from suicide or acts of hostility allegedly resulting from the use of EFFEXOR, a jury in the United States District Court for the Southern District of Illinois returned a verdict in favor of the Company on July 24, 2007 in Giles v. Wyeth Inc., et al., No. 04-cv-4245-JPG. The plaintiff had alleged that plaintiff's decedent committed suicide after ingesting EFFEXOR. Plaintiff has filed a motion for a new trial.

Patent Litigation

PROTONIX Litigation

As discussed in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K, the Company has received notifications from multiple generic companies that they have filed Abbreviated New Drug Applications (ANDA) seeking U.S. Food and Drug Administration (FDA) approval to market generic pantoprazole sodium 20 mg and 40 mg delayed release tablets. Pantoprazole sodium is the active ingredient used in PROTONIX.

The Orange Book lists two patents in connection with PROTONIX tablets. The first of these patents covers pantoprazole and expires in July 2010. The other listed patent is a formulation patent and expires in December 2016. The Company’s licensing partner, Altana Pharma AG (Altana) (since acquired by Nycomed), is the owner of these patents.

In May 2004, Altana and the Company filed suit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd. (Teva) in the United States District Court for the District of New Jersey alleging that Teva’s filing of an ANDA seeking FDA approval to market generic pantoprazole sodium tablets infringed the patent expiring in 2010. As a result of the filing of that suit, final FDA approval of Teva’s ANDA was automatically stayed until August 2, 2007. On April 13, 2005, Altana and the Company filed suit

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

against Sun Pharmaceutical Advanced Research Centre Ltd. and Sun Pharmaceutical Industries Ltd. (Sun) in the United States District Court for the District of New Jersey alleging that Sun’s filing of an ANDA seeking FDA approval to market generic pantoprazole sodium tablets infringed the patent expiring in 2010. As a result of that suit, final FDA approval of Sun’s ANDA was automatically stayed until September 8, 2007. On August 4, 2006, Altana and the Company filed suit against KUDCO Ireland, Ltd. (Kudco) in the United States District Court for the District of New Jersey alleging that Kudco’s filing of an ANDA seeking FDA approval to market generic pantoprazole sodium tablets infringed the patent expiring in 2010. As a result of that suit, final FDA approval of Kudco’s ANDA was automatically stayed until at least January 17, 2009.

These litigations seek declaratory and injunctive relief against infringement of this patent prior to its expiration. These cases have been consolidated into a single proceeding pending before the United States District Court for the District of New Jersey. No trial date has yet been set.

Teva’s ANDA for pantoprazole sodium tablets was finally approved by the FDA on August 2, 2007, and Sun’s ANDA has been tentatively approved by the FDA. The FDA may finally approve Sun’s ANDA for pantoprazole sodium tablets on September 8, 2007. In anticipation of potential final approval of Teva’s and Sun’s ANDAs, on June 22, 2007, the Company and Nycomed filed a motion with the Court seeking a preliminary injunction against both Teva and Sun that would prevent them from launching generic versions of PROTONIX until the Court enters a final decision in the litigation. A hearing was held on July 31, 2007, and the Court has taken the matter of the Company’s and Nycomed’s motion for a preliminary injunction against Teva and Sun under advisement. At the hearing, the Court obtained a commitment from both Teva and Sun not to launch any potential generic version of pantoprazole before September 7, 2007 while it considers the matter.

EFFEXOR Litigation

As discussed in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the Company has filed suit against multiple generic companies that have filed applications seeking FDA approval to market generic versions of venlafaxine HCl. Venlafaxine HCl is the active ingredient used in EFFEXOR XR. Since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, the Company has filed two additional lawsuits.

On June 22, 2007, the Company filed suit in the United States District Court for the Eastern District of North Carolina against Sandoz Inc. (Sandoz), alleging that the filing of its ANDA seeking FDA approval to market venlafaxine HCl extended release capsules infringes the same three patents at issue in the previously settled Teva litigation (described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K). Under the 30-month stay provision of the Hatch-Waxman Act, any FDA approval of Sandoz’s ANDA may not be made effective before October 2009, unless the court earlier decides that the patents are invalid and/or not infringed. Because

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Sandoz has not, to date, made any allegations as to the Company’s patent covering the compound venlafaxine itself, its ANDA may not be approved until the expiration of that patent, and its associated pediatric exclusivity period, on June 13, 2008.

On July 6, 2007, the Company filed suit in the United States District Court for the Northern District of West Virginia against Mylan Pharmaceuticals Inc. (Mylan), alleging that the filing of its ANDA seeking FDA approval to market venlafaxine HCl extended release capsules infringes the same three patents referred to above. Under the 30-month stay provision of the Hatch-Waxman Act, any FDA approval of Mylan’s ANDA may not be made effective before November 2009, unless the court earlier decides that the patents are invalid and/or not infringed. Because Mylan has not, to date, made any allegations as to the Company’s patent covering the compound venlafaxine itself, its ANDA may not be approved until the expiration of that patent, and its associated pediatric exclusivity period, on June 13, 2008.

Additionally, on June 26, 2007, the Company received notice from Wockhardt Limited (Wockhardt) that Wockhardt has filed an ANDA seeking FDA approval to market 37.5 mg, 75 mg and 150 mg venlafaxine HCl extended release capsules. Wockhardt alleges it does not infringe the same three patents referred to above. The Company is evaluating the allegations in Wockhardt’s notice.

ENBREL Litigation

In September 2002, Israel Bio-Engineering Project (IBEP) filed an action against Amgen Inc. and one of its subsidiaries (collectively, Amgen), the Company and one of the Company’s subsidiaries in the United States District Court for the Central District of California alleging infringement of U.S. Patent 5,981,701 by the manufacture, offer for sale, distribution and sale of ENBREL. Yeda Research and Development Co., Ltd. (Yeda), the assignee of record of the patent, and Ares-Serono, the licensee, intervened in the case. In December 2005, the District Court ruled that IBEP could not prove it was entitled to assignment of the invention by each of the named inventors on the patent and, therefore, lacked standing to sue the Company. IBEP appealed the District Court’s decision. On January 29, 2007, the United States Court of Appeals for the Federal Circuit affirmed the District Court’s decision, holding that IBEP has no standing to sue and denied IBEP’s motion for rehearing on February 23, 2007. On June 18, 2007, the Supreme Court of the United States denied IBEP’s petition for certiorari, ending this litigation.

Commercial Litigation

PREMARIN Antitrust Matters

As described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K, the United States District Court for the Southern District of Ohio had previously granted the Company’s motion for summary judgment in J.B.D.L. Corp. v. Wyeth-Ayerst Pharmaceuticals, Inc., Civil A. No. C-1-01-704, U.S.D.C., S.D. Oh., and CVS Meridian, Inc. et al. v. Wyeth, Civil A. No. C-1-03-781, U.S.D.C., S.D. Oh., and plaintiffs in both actions had appealed to the United States Court of Appeals for the Sixth

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Circuit. These suits allege that the Company violated the antitrust laws through the use of exclusive contracts and “disguised exclusive contracts” with managed care organizations and pharmacy benefit managers concerning PREMARIN. On May 10, 2007, the Sixth Circuit affirmed the District Court’s judgment in favor of the Company. Plaintiffs have requested rehearing and/or rehearing en banc, which request is pending.

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

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth Net revenue for the Company’s principal products and reportable segments, as well as Income (loss) before income taxes for the Company’s reportable segments for the three and six months ended June 30, 2007 compared with the same periods in the prior year:

(In thousands)	Net Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Pharmaceuticals:
EFFEXOR	$977,072	$917,604	$1,868,097	$1,862,253
PREVNAR	632,813	518,265	1,249,375	949,823
PROTONIX	550,285	441,370	1,024,383	922,942
ENBREL(1)	507,868	369,839	953,073	705,194
Nutrition	357,839	299,763	704,542	588,296
ZOSYN/TAZOCIN	280,050	240,221	561,116	478,641
PREMARIN family	266,991	260,000	508,139	525,569
Alliance revenue(1)(2)	354,615	357,438	658,583	611,541
Other	818,802	881,751	1,700,435	1,677,504

Total Pharmaceuticals	4,746,335	4,286,251	9,227,743	8,321,763
Consumer Healthcare	623,205	598,005	1,234,592	1,152,191
Animal Health	278,510	272,487	554,401	520,726

Total Net Revenues	$5,648,050	$5,156,743	$11,016,736	$9,994,680

(1)	ENBREL net revenue includes sales of ENBREL outside the United States and Canada, where we have exclusive rights, but does not include our share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen Inc., which we record as alliance revenue.
(2)	Alliance revenue is generated from sales of ENBREL in the United States and Canada, ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(In thousands) Segment	Income (Loss) before Income Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Pharmaceuticals(1)	$1,636,073	$1,385,762	$3,265,728	$2,775,976
Consumer Healthcare(1)	105,123	121,538	208,097	180,851
Animal Health	68,458	62,166	132,000	116,569

Corporate(2)	(95,202)	(140,367)	(146,033)	(183,682)

Total	$1,714,452	$1,429,099	$3,459,792	$2,889,714

(1)	Income (loss) before income taxes for the 2007 second quarter and first half included gains from product divestitures of approximately $41,300 and $57,600, respectively, and pertained primarily to the Pharmaceuticals segment. Income (loss) before income taxes for the 2006 second quarter and first half included gains from product divestitures of approximately $16,700 and $34,300, respectively, and pertained primarily to the Pharmaceuticals segment.
(2)	Corporate loss before taxes included a net charge of $49,800 for the 2007 second quarter and $92,400 for the 2007 first half compared with $39,500 for the 2006 second quarter and $74,600 for the 2006 first half, related to the Company’s productivity initiatives. The initiatives related to the reportable segments as follows:

(In thousands) Segment	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Pharmaceuticals	$47,100	$32,200	$84,400	$67,300
Consumer Healthcare	1,700	7,300	6,000	7,300
Animal Health	1,000	—	2,000	—

Total	$49,800	$39,500	$92,400	$74,600

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the consolidated condensed financial statements and notes to consolidated condensed financial statements on pages 3 to 21 of this report. When reviewing the commentary below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in “Item 1A. RISK FACTORS” in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business; we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” on pages 44 to 46 of this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

Our Business

Wyeth is one of the world’s largest research-based pharmaceutical and health care products companies and is a leader in the discovery, development, manufacturing and marketing of pharmaceuticals, biotechnology products, vaccines, non-prescription medicines and animal health products.

We have three principal operating segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare) and Fort Dodge Animal Health (Animal Health), which we manage separately because they develop, manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. These segments reflect how senior management reviews the business, makes investing and resource allocation decisions and assesses operating performance. The percentage of worldwide net revenue and revenue generated outside the United States by operating segment for the 2007 first half was as follows:

	Pharmaceuticals	Consumer Healthcare	Animal Health
% of 2007 first half worldwide net revenue	84%	11%	5%

% of 2007 first half segment net revenue generated outside the United States	47%	48%	54%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

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

We also strive to innovate commercially and change the way we approach our business in response to the challenging global health care environment. During the 2007 first half, we continued with our long-term global productivity initiatives, which were launched in 2005, to adapt to the changing pharmaceutical environment. These initiatives are aimed at encouraging innovation, improving processes and increasing cost efficiencies. Our ultimate goal is to move beyond specific initiatives and create a culture where we continually look for new ways to become more productive in everything we do as a company.

In April 2007, we completed the acquisition of the remaining 20% stake in Wyeth K.K., our joint venture company in Japan, held by Takeda Pharmaceuticals Company Limited, bringing our ownership in Wyeth K.K. to 100%. The purchase price for the remaining 20% was $221.7 million, resulting in an increase in goodwill and other intangibles.

In the 2007 second quarter, we received U.S. Food and Drug Administration (FDA) approval for two new products: LYBREL (levonorgestrel/ethinyl estradiol), a new low-dose, non-cyclic continuous combination oral contraceptive, and TORISEL (temsirolimus) for the treatment of renal cell carcinoma.

2007 First Half Financial Highlights

•	Worldwide net revenue increased 10% to $11,016.7 million;

•

Pharmaceuticals net revenue increased 11%, reflecting the strong performance of PREVNAR, PROTONIX, ENBREL, Nutrition products and ZOSYN. EFFEXOR sales for the 2007 first half remained consistent with the 2006 first half. The increase in Pharmaceuticals net revenue was offset, in part, by lower sales of ZOTON and INDERAL LA due to generic competition. Alliance revenue increased 8% to $658.6 million for the 2007 first half, due primarily to higher sales of ENBREL in the United States and Canada, which were partially offset by lower alliance revenue associated with sales of the CYPHER stent;

•	Consumer Healthcare net revenue increased 7% resulting from higher sales of CENTRUM, ADVIL, ADVIL PM, CALTRATE and ROBITUSSIN; and

•

Animal Health net revenue increased 6%, reflecting higher sales of companion animal products, which include our recently launched flea and tick product, PROMERIS, and livestock, equine and poultry products.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

Our Principal Products

Set forth below is a summary of net revenue performance of our principal products in the 2007 first half:

(Dollars in millions)	2007 First Half Net Revenue	% Increase/ (Decrease)over 2006 First Half
EFFEXOR	$1,868.1	—
PREVNAR	1,249.4	32%
PROTONIX	1,024.4	11%
ENBREL(1)	953.1	35%
Nutrition	704.5	20%
Alliance revenue(1)(2)	658.6	8%
ZOSYN/TAZOCIN	561.1	17%
PREMARIN family	508.1	(3)%

(1)	ENBREL net revenue includes sales of ENBREL outside the United States and Canada, where we have exclusive rights, but does not include our share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen Inc. (Amgen), which we record as alliance revenue.
(2)	Alliance revenue is generated from sales of ENBREL in the United States and Canada, ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

•

EFFEXOR is our novel antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder. EFFEXOR remains our largest franchise and the number one selling antidepressant globally. See “Our Challenging Business Environment” beginning on page 29 for a discussion of the settlement agreement with Teva Pharmaceuticals USA, Inc. (Teva), pursuant to which Teva has launched generic versions of EFFEXOR (immediate release tablets) in the United States and EFFEXOR XR (extended release capsules) in Canada.

•

PREVNAR is our vaccine for preventing invasive pneumococcal disease in infants and children. It is the world’s largest vaccine product by global net revenue and now is available in 84 countries worldwide and included in 16 national immunization programs (NIP). We anticipate the number of NIPs to increase as a result of the March 23, 2007 announcement by the World Health Organization recommending the inclusion of PREVNAR in NIPs.

•

PROTONIX is our proton pump inhibitor (PPI) for gastroesophageal reflux disease. The PPI category is highly competitive, and we have continued to focus on our strategy of higher value prescriptions within the third-party managed care segment. We also are tailoring our marketing programs to capitalize on unique local market opportunities. PROTONIX continues to have the highest preferred access with health maintenance organizations among the branded PPIs and is the leader among branded PPIs on Medicare drug plan formularies. See “Our Challenging Business Environment” beginning on page 29 for a discussion of our patent litigation against generic manufacturers with regard to PROTONIX.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

•

ENBREL is our treatment for rheumatoid arthritis, psoriasis and other conditions. We have exclusive rights to ENBREL outside the United States and Canada, and we co-promote ENBREL with Amgen in the United States and Canada. ENBREL maintains its leading U.S. market position in rheumatology and dermatology and is ranked eighth in global sales among all pharmaceutical products and is ranked second in total global sales among all biotech products. ENBREL now is approved, launched and reimbursed in Japan, where, until recently, we had been operating under a routine government-required post-marketing safety program. In April 2007, this program was concluded, paving the way for broader patient access and expanded commercial opportunity for ENBREL in Japan.

•

Nutrition includes our GOLD Line of infant formulas S-26 and PROMIL, toddler products PROGRESS and PROMISE and specialty products NURSOY and LBW. We continue to expand into new markets, grow our business in the countries where we compete and shift focus of our business to the more profitable premium sector of the market. Significant manufacturing capacity expansions currently are under way in the Asia/Pacific region to support our nutrition business strategy.

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

•

ZOSYN (TAZOCIN internationally), our broad-spectrum I.V. antibiotic, is the number one selling injectable antibiotic worldwide. We continue to make significant progress introducing our new advanced formulation of ZOSYN. The new formulation was launched in the United States in the 2006 first quarter, and a majority of other markets had access by mid-2007. We anticipate that launches in the remaining markets will occur during the 2007 third quarter. See “Our Challenging Business Environment” beginning on page 29 for a discussion of potential generic competition for ZOSYN.

•

Our PREMARIN family of products remains the leading therapy to help women address serious menopausal symptoms. See “Our Challenging Business Environment” beginning on page 29 for a discussion of recent publications of analyses of the benefits and risks of hormone therapy.

For more detail regarding our principal products, the preceding summary should be read in conjunction with our principal product summary in the overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Financial Report as incorporated in our 2006 Annual Report on Form 10-K.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

Our Product Pipeline

Our continued success depends, in large part, on the discovery and development of new and innovative pharmaceutical products and additional indications for existing products.

Our New Drug Application (NDA) for TORISEL (temsirolimus) for the treatment of renal cell carcinoma was approved by the FDA on May 30, 2007, and the product became available to patients in the United States in July 2007. As part of a post-marketing commitment, we have agreed to submit two completed study reports and data sets: one on a cardiac safety study and one on an ongoing liver safety study. TORISEL for renal cell carcinoma remains under regulatory review in the European Union (EU) and was filed at the end of June 2007 for regulatory review in Japan.

Our NDA filing for LYBREL (levonorgestrel/ethinyl estradiol), a new low-dose, non-cyclic continuous combination oral contraceptive, was approved by the FDA on May 22, 2007, and the product was launched in the United States in July 2007. LYBREL is the first low-dose combination oral contraceptive offering women the opportunity to be period free over time. As part of a post-marketing commitment, we will conduct a study of thromboembolic events among women prescribed LYBREL compared with women prescribed cyclic oral contraceptives containing 20 mcg ethinyl estradiol. Our EU regulatory filing for LYBREL remains under regulatory review.

With respect to TYGACIL, our innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections, on July 27, 2007, we submitted a supplemental NDA to the FDA supporting TYGACIL as a treatment for community-acquired pneumonia and as a treatment for additional resistant pathogens in the approved complicated skin and skin structure infection and complicated intra-abdominal infection indications. We intend to design and initiate new Phase 3 clinical trials for TYGACIL for the treatment of hospital-acquired pneumonia prior to filing for that use, as our first study for this indication met only one of two primary endpoints. We plan to begin these new studies in early 2008.

With respect to our NDA filing with the FDA in 2005 for PRISTIQ (desvenlafaxine), a serotonin/norepinephrine reuptake inhibitor, for the treatment of major depressive disorder, we received an approvable letter from the FDA on January 22, 2007. According to the approvable letter, FDA approval of PRISTIQ for this indication is subject to several conditions, including: a satisfactory FDA inspection of our Guayama, Puerto Rico facility, which is where PRISTIQ will be manufactured (which has since been successfully completed) (see “Our Challenging Business Environment” beginning on page 29); several post-marketing commitments, including submission of long-term relapse prevention, low-dose and pediatric studies; additional clarity around our product education plan for physicians and patients; and confirmation by the FDA of the acceptability of the proprietary name, PRISTIQ. In the 2007 first quarter, we completed additional clinical trials of PRISTIQ in major depressive disorder, which included lower dosage levels. After completing all required analyses of the data from these clinical trials, we intend to include them in our complete response to the FDA approvable letter, which we anticipate filing with the FDA by the end of August 2007. We anticipate that the FDA will extend its review of the NDA for PRISTIQ

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

for the treatment of major depressive disorder by six months from the date we submit our complete response, resulting in an anticipated FDA action date during the first quarter of 2008. We also plan to file a dossier in Europe for PRISTIQ for the depression indication, including the low-dose and all other available data, in the 2007 third quarter.

With respect to our NDA filing with the FDA in 2006 for PRISTIQ as a non-hormonal treatment for vasomotor symptoms associated with menopause, we received an approvable letter from the FDA on July 23, 2007. In its letter, the FDA indicated that before the application could be approved, it would be necessary for us to provide additional data regarding the potential for serious adverse cardiovascular and hepatic effects associated with the use of PRISTIQ in this indication. The FDA requested that these data come from a randomized, placebo-controlled clinical trial of a duration of one year or more conducted in postmenopausal women. The FDA also requested that we address certain chemistry, manufacturing and controls deficiencies prior to approval. The FDA also made clinical and chemistry requests, which the FDA indicated were not approvability issues. We have been in discussions with the FDA regarding the approvable letter and the requested clinical trial. The trial currently under consideration would take 18 months or more to complete. Our October 2006 marketing authorization application for PRISTIQ for the treatment of vasomotor symptoms in Europe remains under regulatory review.

We have stopped enrollment in our Phase 2 safety and efficacy study of PRISTIQ for the treatment of fibromyalgia after reviewing a planned interim data analysis and determining that the drug would not meet the primary endpoint of a reduction in numeric pain rating scores vs. placebo. This decision was not made because of safety reasons. We are reviewing data from the interim analysis and will apply insights gained to the ongoing clinical program for PRISTIQ.

An NDA for bifeprunox for the treatment of schizophrenia, which was filed with the FDA in the 2006 third quarter in concert with our partner Solvay Pharmaceuticals, remains under regulatory review, with an FDA action date in August 2007.

On April 23, 2007, we received an approvable letter from the FDA with respect to our NDA for VIVIANT (bazedoxifene) for prevention of postmenopausal osteoporosis, which we filed with the FDA in the 2006 second quarter. The approvable letter indicated, among other things, that before our NDA can be approved, the FDA must receive and analyze, as part of its benefit-risk assessment, final safety and efficacy data from our recently completed three-year osteoporosis treatment study and must complete an acceptable establishment evaluation for the manufacturing and testing facilities for bazedoxifene. We submitted our complete response to the approvable letter for the prevention indication, including the three-year treatment data, to the FDA at the end of June 2007. We anticipate that the FDA will extend the review of this NDA until at least year-end 2007. On July 31, 2007, we also filed a separate NDA with the FDA for VIVIANT for the treatment of osteoporosis, which included these data. We plan to include these data in our anticipated filing for VIVIANT for the treatment and prevention of osteoporosis in Europe in the 2007 third quarter as well.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

With respect to APRELA (bazedoxifene/conjugated estrogens), our tissue selective estrogen complex, we recently completed a Phase 3 clinical trial for the treatment of vasomotor symptoms, and we plan to make an NDA filing for treatment of vasomotor symptoms and prevention of osteoporosis with the FDA by year-end 2007.

On March 30, 2007, our collaboration with Progenics Pharmaceuticals, Inc. (Progenics) resulted in an NDA filing to the FDA for methylnaltrexone (subcutaneous formulation) for the treatment of opioid-induced constipation in patients receiving palliative care, with an FDA action date in January 2008. In May 2007, we submitted a regulatory filing for subcutaneous methylnaltrexone in the EU. In July 2006, we received fast track status from the FDA for the intravenous form of methylnaltrexone being investigated for the treatment of post-operative ileus, a serious impairment of gastrointestinal function that delays recovery and can prolong hospitalization. The fast track designation facilitates development and may expedite regulatory review of drugs that the FDA recognizes to potentially address an unmet medical need for serious or life-threatening conditions. An NDA submission is planned for the intravenous form of methylnaltrexone in early 2008. We also are working with Progenics to develop an oral formulation of methylnaltrexone.

In the 2007 first quarter, we enrolled the first group of adult patients in a Phase 3 clinical trial for our 13-valent pneumococcal conjugate vaccine. Assuming positive results, we plan to make regulatory filings for this vaccine in infants and adults in 2009.

In May 2007, we and our collaboration partner, Elan Corporation, plc, announced our decision to initiate a Phase 3 clinical program of our immunotherapeutic product candidate, bapineuzumab (AAB-001), for the treatment of patients with mild to moderate Alzheimer’s disease. We intend to begin the Phase 3 study by the end of 2007. The Phase 2 study is ongoing and is expected to be completed in 2008.

Our Phase 2 clinical trial evaluating ENBREL in patients with moderate to severe persistent asthma did not reach its primary efficacy endpoint, and we do not currently plan any additional trials in this potential indication.

Certain Product Liability Litigation

Diet Drug Litigation

We continue to address the challenges of our diet drug litigation, which is described in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2006 Financial Report as incorporated in our 2006 Annual Report on Form 10-K and in Note 7 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and in Note 8 to our consolidated condensed financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. During the second quarter of 2007, two additional cases alleging valvular regurgitation due to the diet drugs were tried in federal court in Missouri: The first resulted in a verdict in favor of the plaintiff for $75,000 while the second resulted in a defense verdict in our favor. Also during the second quarter, we finalized the settlement of a number of diet drug cases, including substantially all of the cases brought by counsel for the plaintiff in the Coffey/Cappel primary pulmonary hypertension (PPH) lawsuit, which had resulted in a verdict against the Company in excess of $1,000.0 million in Beaumont, Texas in April 2004. As a result, the Coffey/Cappel case was dismissed.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

The $2,382.0 million reserve balance at June 30, 2007 represents our best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, opt outs from the nationwide settlement, and PPH claims, and including our legal fees related to the diet drug litigation. It is possible that additional reserves may be required in the future, although we do not believe that the amount of any such additional reserves is likely to be material.

Hormone Therapy Litigation

During 2006, we began the first of a number of trials in our hormone therapy litigation, which is discussed in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2006 Financial Report as incorporated in our 2006 Annual Report on Form 10-K and in Note 7 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and in Note 8 to our consolidated condensed financial statements contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. As of June 30, 2007, we were defending approximately 5,300 actions brought on behalf of approximately 7,900 women in various federal and state courts throughout the United States for personal injuries, including primarily claims for breast cancer, as well as claims for (among other conditions) stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMPRO or PREMARIN. During the second quarter of 2007, one additional hormone therapy case was tried, resulting in a defense verdict in our favor, and judgment notwithstanding the verdict was entered in our favor in the Nelson case, which had resulted in a $3.0 million plaintiffs’ verdict earlier in the year. Trials of additional hormone therapy cases are scheduled throughout 2007 and into 2008. Individual trial results depend on a variety of factors, including many that are unique to the particular case, and our trial results to date, therefore, may not be predictive of future trial results. As we have not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, we have not established any litigation accrual for our hormone therapy litigation.

Our Challenging Business Environment

Generally, we face the same difficult challenges that all research-based pharmaceutical companies are confronting. Pressure from government agencies, insurers, employers and consumers to lower prices through leveraged purchasing plans, use of formularies, importation, reduced reimbursement for prescription drugs and other means pose significant challenges for us. Generic products, which we no longer market, are growing as a percentage of total prescriptions. Insurers and employers are increasingly demanding that patients start with a generic product before switching to a branded product if necessary, and our products increasingly compete with generic products. Regulatory burdens and safety concerns are increasing both the cost and time it takes to bring new drugs to market. Post-marketing regulatory and media scrutiny of product safety also is increasing.

On May 9, 2006, we received a Warning Letter from the FDA that raised several specific concerns about manufacturing at our Guayama, Puerto Rico facility. There are no patient safety concerns associated with the issues raised in the Warning Letter. In response to the Warning Letter, we have taken a number of steps to reinforce compliance at the Guayama, Puerto Rico site, including improving key standard operating procedures, hiring new personnel, undertaking additional training, expanding the senior leadership presence in Puerto Rico and engaging an independent expert consultant to supplement our oversight of

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

Good Manufacturing Practices. The FDA conducted a reinspection of the Guayama facility in the 2007 first quarter, and in May 2007, the FDA’s San Juan District Office informed us that the reinspection resulted in a positive reclassification of the Guayama, Puerto Rico site. The new classification means that any issues found by the FDA have either been corrected by us or do not merit any further regulatory action.

Late in 2005, we reached agreement with Teva on a settlement of the U.S. patent litigation pertaining to Teva’s generic version of our EFFEXOR XR (extended release capsules) antidepressant. Under licenses granted to Teva as part of the settlement, Teva launched a generic version of EFFEXOR (immediate release tablets) in the United States in August 2006 and will be permitted to launch a generic version of EFFEXOR XR (extended release capsules) in the United States beginning on July 1, 2010, subject to earlier launch based on specified events. Events that could trigger an earlier U.S. market entry by Teva with generic versions of EFFEXOR XR (extended release capsules) include specific market conditions or developments regarding the applicable Wyeth patents, including the outcome of other generic challenges to the patents. Five lawsuits concerning such generic challenges currently are pending. An additional lawsuit against a company that has filed an application pursuant to 21 U.S.C. 355(b)(2) challenging these same patents and seeking FDA approval to market venlafaxine HCl extended release tablets is also pending. Venlafaxine HCl is the active ingredient used in EFFEXOR XR. In addition, a seventh company recently notified us that it is challenging these same patents. There can be no assurance that the outcome of these litigations, or the occurrence of specific market conditions, will not trigger generic entry, by Teva or another generic manufacturer, earlier than July 1, 2010. In connection with the licenses pursuant to the settlement, Teva will pay us specified percentages of gross profit from sales of each of the Teva generic versions, subject to adjustment or suspension based on market conditions and developments regarding the applicable patent rights. In addition, pursuant to an agreement reached with Teva with respect to a generic version of EFFEXOR XR (extended release capsules) in Canada, Teva launched a generic version of EFFEXOR XR (extended release capsules) in Canada in December 2006. We estimate that greater than 90% of EFFEXOR (immediate release tablets) prescriptions in the United States have been converted to Teva’s generic versions since the August 2006 launch. In addition, Teva’s launch of generic versions of EFFEXOR XR (extended release capsules) in Canada in December 2006 has caused our combined EFFEXOR and EFFEXOR XR net revenue in the Canadian market to decrease approximately 70% in the 2007 second quarter and 2007 first half compared with the 2006 second quarter and 2006 first half, respectively, and we anticipate that the decline likely will continue in that market. While it is possible that Teva’s introduction of a generic version of EFFEXOR (immediate release tablets) in the United States could adversely impact our U.S. sales of EFFEXOR XR (extended release capsules), we have not experienced an impact to date and continue to anticipate that any impact will be modest given the significant differences in product profiles.

Additionally, generic versions of EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) have been introduced in select markets outside the United States and Canada. The impact on our 2007 second quarter and first half results was limited, and we expect the impact on our results for the remainder of 2007 to be modest.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

Our sales of ZOSYN could be significantly affected if the product faces generic competition in the United States and other major markets in the future. The compound patent claiming one of the active ingredients of ZOSYN expired in the United States in February 2007. Additional process and manufacturing patents extend beyond that expiration. Our new formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection extending to 2023. While our best estimate is that generic competition for ZOSYN in the United States will not occur until at least late 2007, it is possible that we will face generic competition earlier in the year, depending upon the FDA’s response to the petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” in our 2006 Financial Report incorporated by reference into our 2006 Annual Report on Form 10-K, and other factors. The compound patent claiming one of the active ingredients in ZOSYN expired in most major countries outside the United States in early July 2007. Thus, we may face generic competition in these countries as early as the 2007 third quarter.

In December 2006, we received a request from the European Medicines Agency (EMEA) to change the currently authorized dosage recommendations for PREVENAR in Europe from a three-dose primary series plus one booster dose (3+1) to a two-dose primary series plus one booster dose (2+1). The 2+1 dosing schedule already is used in some EU Member States. During meetings in February 2007, we informed the scientific assessors for PREVENAR that we do not believe that the available scientific data provide an adequate basis to support such a change. Some changes to the PREVENAR labeling to include an update of the data already included on the 2+1 schedule, as well as additional surveillance data, remain under consideration. Following discussions with the scientific assessors, we agreed that our formal, written response to the EMEA would be made in August 2007. The labeling outcome and its commercial impact, if any, are uncertain.

In recent months, additional analyses of the benefits and risks of hormone therapy in the treatment of menopausal symptoms have been published, including additional analyses of data from the Women’s Health Initiative. Wyeth continues to believe that hormone therapy remains a good health care choice for the appropriate woman seeking the relief of moderate to severe menopausal symptoms, including hot flashes, night sweats and vaginal atrophy, and the prevention of postmenopausal osteoporosis and that its product label appropriately reflects the product’s profile. Nevertheless, it is uncertain what impact, if any, the publicity about risks discussed in these publications will have on our net sales of PREMARIN and PREMPRO and our hormone therapy litigation.

We are in discussions with the FDA, the EMEA and other boards of health regarding the appropriate regulatory handling of certain minor process modifications introduced by our active ingredient supplier into the manufacturing process for the active ingredient of TYGACIL. These modifications do not affect the safety or efficacy of the product, but our manufacture of additional active pharmaceutical ingredient for TYGACIL is contingent

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

upon resolution of these issues. We are managing our launch and commercial strategy in international markets to minimize any potential impact on product supply and are hopeful that we can resolve these issues in the near term. However, depending on a variety of factors, it is possible that these issues could affect our future sales of TYGACIL.

Generic versions of our product INDERAL LA, which had not been subject to generic competition for many years, entered the U.S. market in early 2007. As a result, net sales of this product in the United States, which totaled approximately $198 million for the 2006 full year, declined approximately 93% and 69% in the 2007 second quarter and 2007 first half, respectively, as compared with the 2006 second quarter and 2006 first half.

As described in Note 7 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q, on June 22, 2007, we and our business partner, Nycomed, filed a motion seeking a preliminary injunction against both Teva and Sun Pharmaceutical Advanced Research Centre Ltd. and Sun Pharmaceutical Industries Ltd. (Sun) that would prevent them from launching generic versions of PROTONIX until the Court enters a final decision in the pending patent litigation. This was in anticipation of potential final approval on August 2, 2007 and September 8, 2007, respectively, of Abbreviated New Drug Applications (ANDA) seeking FDA approval to market generic pantoprazole sodium tablets filed by Teva and Sun. Teva’s ANDA was finally approved by the FDA on August 2, 2007. Pantoprazole sodium is the active ingredient in PROTONIX. A hearing was held on July 31, 2007, and the Court has taken the matter of our and Nycomed’s motion for a preliminary injunction against Teva and Sun under advisement. At the hearing, the Court obtained a commitment from both Teva and Sun not to launch any potential generic version of pantoprazole before September 7, 2007 while it considers the matter. We believe that the patent will withstand the challenges by Teva and Sun and intend to vigorously enforce our patent rights. We also believe that we have a strong basis for seeking a preliminary injunction to prevent an early generic launch. However, the course and outcome of future proceedings in any litigation cannot be predicted with certainty. It is possible that we will not be able to prevent Teva and/or Sun from launching generic products following their receipt of final FDA approval, which likely would negatively impact sales of PROTONIX significantly.

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

Our Productivity Initiatives

We are continuing with our long-term global productivity initiatives, collectively called Project Springboard, which we launched in 2005, to adapt to the challenging pharmaceutical industry environment. Since inception of our productivity initiatives, total net pre-tax charges of $501.6 million have been recorded with respect to these initiatives. Additional

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

costs associated with the productivity initiatives are expected to continue for several years as further strategic decisions are made; costs are projected to total approximately $750.0 million to $1,000.0 million, on a pre-tax basis. Throughout 2007 and in future years, we will continue with our long-term productivity initiatives with the objective of making Wyeth more efficient and more effective so that we may continue to thrive in this increasingly challenging industry environment.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our 2006 Financial Report as incorporated in our Annual Report on Form 10-K for the year ended December 31, 2006. Other than the adoption of FIN 48 as discussed in Note 6 to our consolidated condensed financial statements, “Income Taxes,” contained in this quarterly report on Form 10-Q, there were no changes in our critical accounting policies from the year ended December 31, 2006.

Results of Operations

Net Revenue

Worldwide Net revenue increased 10% for the 2007 second quarter and first half compared with the 2006 second quarter and first half, respectively. The increase in worldwide Net revenue was due to increases in the Pharmaceuticals, Consumer Healthcare and Animal Health segments. Excluding the favorable impact of foreign exchange, worldwide Net revenue increased 7% for the 2007 second quarter and 8% for the 2007 first half.

The following table sets forth worldwide Net revenue results by reportable segment together with the percentage changes from the comparable period in the prior year:

(Dollars in millions) Segment	Net Revenue
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Increase	2007	2006	% Increase
Pharmaceuticals	$4,746.3	$4,286.2	11%	$9,227.7	$8,321.8	11%
Consumer Healthcare	623.2	598.0	4%	1,234.6	1,152.2	7%
Animal Health	278.5	272.5	2%	554.4	520.7	6%

Total	$5,648.0	$5,156.7	10%	$11,016.7	$9,994.7	10%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

The following table sets forth the percentage changes in worldwide Net revenue by reportable segment and geographic area from the comparable period in the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

	% Increase (Decrease) Three Months Ended June 30, 2007				% Increase (Decrease) Six Months Ended June 30, 2007
	Volume	Price	Foreign Exchange	Total Net Revenue	Volume	Price	Foreign Exchange	Total Net Revenue
Pharmaceuticals
United States	4%	5%	—	9%	3%	5%	—	8%
International	7%	—	5%	12%	10%	(1)%	5%	14%

Total	6%	3%	2%	11%	7%	2%	2%	11%

Consumer Healthcare
United States	(8)%	2%	—	(6)%	—	1%	—	1%
International	10%	1%	8%	19%	8%	2%	6%	16%

Total	(1)%	2%	3%	4%	4%	1%	2%	7%

Animal Health
United States	(9)%	3%	—	(6)%	(6)%	5%	—	(1)%
International	2%	2%	7%	11%	5%	2%	6%	13%

Total	(3)%	2%	3%	2%	—	3%	3%	6%

Total
United States	2%	5%	—	7%	3%	4%	—	7%
International	7%	1%	5%	13%	9%	—	5%	14%

Total	4%	3%	3%	10%	6%	2%	2%	10%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

Pharmaceuticals

Worldwide Pharmaceuticals net revenue increased 11% for the 2007 second quarter and first half due primarily to higher sales of PREVNAR, PROTONIX, ENBREL, Nutrition products and ZOSYN. EFFEXOR sales increased 6% for the 2007 second quarter and remained consistent with the prior year for the 2007 first half. The increase in Pharmaceuticals net revenue was offset, in part, by lower sales of ZOTON and INDERAL LA due to generic competition. Internationally, PREVNAR net revenue increased 35% for the 2007 second quarter and 54% for the 2007 first half, largely due to the positive impact of NIPs that began in late 2006 in Germany, Mexico and the Netherlands. ZOSYN sales increased due to the recovery from manufacturing supply limitations that impacted the 2006 first half. EFFEXOR and PROTONIX net revenue for the 2007 second quarter increased primarily as a result of wholesaler inventory levels returning to, or in the case of PROTONIX, reaching slightly above, historical levels. Alliance revenue decreased 1% for the 2007 second quarter and increased 8% for the 2007 first half due primarily to higher sales of ENBREL in the United States and Canada for the 2007 second quarter and first half, which were more than offset by lower alliance revenue associated with sales of the CYPHER stent and ALTACE in the 2007 second quarter and partially offset by lower alliance revenue associated with sales of the CYPHER stent in the 2007 first half. Excluding the favorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 9% for the 2007 second quarter and first half.

Consumer Healthcare

Worldwide Consumer Healthcare net revenue increased 4% for the 2007 second quarter due primarily to an increase in sales of CENTRUM, ADVIL and CALTRATE. The increase was partially offset by lower sales of DIMETAPP and ROBITUSSIN as compared with the 2006 second quarter due to higher than normal off-season sales during the 2006 second quarter resulting from the transition to phenylephrine (PE) replacement formulations in connection with retailer actions and federal and state legislation related to pseudoephedrine-containing products. Sales of ADVIL COLD & SINUS were also lower during the 2007 second quarter as the brand continues to be sold behind the counter pending FDA review of a PE reformulation. Net revenue increased 7% for the 2007 first half due primarily to an increase in sales of CENTRUM, ADVIL, ADVIL PM, CALTRATE and ROBITUSSIN. Excluding the favorable impact of foreign exchange, worldwide Consumer Healthcare net revenue increased 1% for the 2007 second quarter and 5% for the 2007 first half.

Animal Health

Worldwide Animal Health net revenue increased 2% for the 2007 second quarter due to higher sales of livestock and poultry products offset, in part, by lower sales of companion animal products. Net revenue for the 2007 first half increased 6% due primarily to higher sales of companion animal, livestock, equine and poultry products. Excluding the favorable impact of foreign exchange, worldwide Animal Health net revenue decreased 1% for the 2007 second quarter and increased 3% for the 2007 first half.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

The following tables set forth the significant worldwide Pharmaceuticals, Consumer Healthcare and Animal Health net revenue by product for the three and six months ended June 30, 2007 compared with the same periods in 2006:

Pharmaceuticals
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
EFFEXOR	$977.1	$917.6	$1,868.1	$1,862.3
PREVNAR	632.8	518.3	1,249.4	949.8
PROTONIX	550.3	441.3	1,024.4	922.9
ENBREL(1)	507.9	369.8	953.1	705.2
Nutrition	357.8	299.8	704.5	588.3
ZOSYN/TAZOCIN	280.1	240.2	561.1	478.6
PREMARIN family	267.0	260.0	508.1	525.6
Oral contraceptives	108.8	117.1	218.9	244.2
rhBMP-2	94.6	91.1	191.6	156.4
BENEFIX	80.6	90.1	178.7	179.8
RAPAMUNE	88.8	86.0	172.3	161.8
REFACTO	83.4	80.2	161.9	147.5
TYGACIL	34.1	17.0	59.6	27.1
ZOTON	25.3	38.7	44.1	79.2
Alliance revenue(1)(2)	354.6	357.4	658.6	611.5
Other	303.1	361.6	673.3	681.6

Total Pharmaceuticals	$4,746.3	$4,286.2	$9,227.7	$8,321.8

(1)	ENBREL net revenue includes sales of ENBREL outside the United States and Canada, where we have exclusive rights, but does not include our share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen, which we record as alliance revenue.
(2)	Alliance revenue is generated from sales of ENBREL in the United States and Canada, ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

Consumer Healthcare
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
CENTRUM	$168.0	$146.5	$327.1	$304.1
ADVIL	161.4	154.9	319.8	297.4
CALTRATE	57.9	51.0	105.9	97.7
ROBITUSSIN	27.3	35.7	76.2	68.5
PREPARATION H	28.3	26.2	54.7	49.7
CHAPSTICK	17.7	18.3	42.1	40.1
ALAVERT	16.7	21.1	33.7	33.8
ADVIL COLD & SINUS	10.1	15.2	28.1	25.8
DIMETAPP	13.1	19.7	27.9	25.9
Other	122.7	109.4	219.1	209.2

Total Consumer Healthcare	$623.2	$598.0	$1,234.6	$1,152.2

Animal Health
(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Livestock products	$116.2	$107.3	$229.4	$212.9
Companion animal products	89.8	94.8	176.1	166.7
Equine products	42.3	43.0	88.0	85.2
Poultry products	30.2	27.4	60.9	55.9

Total Animal Health	$278.5	$272.5	$554.4	$520.7

Sales Deductions

We deduct certain items from gross revenue, which primarily consist of provisions for product returns, cash discounts, chargebacks/rebates, customer allowances and consumer sales incentives. The provision for chargebacks/rebates relates primarily to U.S. sales of pharmaceutical products provided to wholesalers and managed care organizations under contractual agreements or to certain governmental agencies that administer benefit programs, such as Medicaid. While different programs and methods are utilized to determine the chargeback or rebate provided to the customer, we consider both to be a form of price reduction. Chargebacks/rebates are the only deductions from gross revenue that we consider significant and approximated $609.7 million for the 2007 second quarter and $1,282.6 million for the 2007 first half compared with $504.4 million for the 2006 second quarter and $1,058.1 million for the 2006 first half. The increase in chargebacks/rebates was due primarily to increased managed care rebate rates and increased Medicare Part D rebates, as well as increased sales of PROTONIX to hospitals prior to the expiration of nominal pricing, as well as the overall increase in sales.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

Except for chargebacks/rebates, provisions for each of the other components of sales deductions, including product returns, are individually less than 2% of gross sales.

Operating Expenses

Cost of goods sold, as a percentage of Net revenue, increased 0.5 percentage point to 27.1% for the 2007 second quarter compared with 26.6% for the 2006 second quarter and increased 0.2 percentage point to 27.3% for the 2007 first half compared with 27.1% for the 2006 first half. The increases in the 2007 second quarter and first half were due to charges associated with our productivity initiatives, as well as an increase in Pharmaceuticals cost of goods sold, as a percentage of net revenue. For the 2007 second quarter, Pharmaceuticals cost of goods sold, as a percentage of net revenue, increased 0.3 percentage point to 24.5% from 24.2% for the 2006 second quarter. The change was related to higher inventory adjustments and increases in manufacturing losses and variances. For the 2007 first half, Pharmaceuticals cost of goods sold, as a percentage of net revenue, increased 0.3 percentage point to 24.7% from 24.4% for the 2006 first half. The 2007 first half increase resulted from higher inventory adjustments and higher cost of goods sold associated with FDA-related compliance in the 2007 first quarter at our Guayama, Puerto Rico manufacturing facility, which were offset, in part, by lower manufacturing losses.

Selling, general and administrative expenses, as a percentage of Net revenue, decreased 2.1 percentage points to 29.9% for the 2007 second quarter from 32.0% for the 2006 second quarter and decreased 2.1 percentage points to 29.1% for the 2007 first half compared with 31.2% for the 2006 first half. While Net revenue increased at a rate of 10% for the 2007 second quarter and first half as compared with the 2006 second quarter and first half, respectively, Selling, general and administrative expenses increased 2.1% and 2.7% for the 2007 second quarter and first half, respectively. Selling, general and administrative expenses have grown at a slower rate than Net revenue because certain of our key pharmaceutical products, such as PREVNAR and ENBREL, generally require lower promotional spending than other marketed pharmaceutical products. The decrease in Selling, general and administrative expenses, as a percentage of Net revenue, also was due to a decrease in selling expenses, as a percentage of Net revenue in the Pharmaceuticals segment, which was partially offset by pre-launch marketing costs for TORISEL, PRISTIQ and bifeprunox. In addition, general and administrative expenses, as a percentage of Net revenue, were lower in the Pharmaceutical segment.

Research and development expenses increased 10% for the 2007 second quarter and first half compared with the 2006 second quarter and first half. The 2007 second quarter and first half increases are primarily due to higher spending on various clinical programs, including methylnaltrexone, 13-valent pneumococcal conjugate vaccine, bifeprunox and various neuroscience new drug candidates, as well as higher compensation expenses.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

Interest (Income) Expense and Other Income

Interest (income) expense, net for the three and six months ended June 30, 2007 and 2006 consisted of the following:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest expense	$182.4	$143.0	$326.3	$277.2
Interest income	(181.0)	(123.3)	(321.6)	(237.3)
Less: Amount capitalized for capital projects	(20.4)	(17.2)	(38.5)	(31.9)

Total interest (income) expense, net	$(19.0)	$2.5	$(33.8)	$8.0

Other income, net increased by approximately $39.2 million for the 2007 second quarter and $24.3 million for the 2007 first half due primarily to the divestiture of several smaller products in Europe by the Pharmaceuticals segment. Pre-tax gains from product divestitures were approximately $41.3 million and $57.6 million for the 2007 second quarter and first half, respectively, compared with $16.7 million and $34.3 million for the 2006 second quarter and first half, respectively.

Income (Loss) before Income Taxes

The following table sets forth worldwide income (loss) before income taxes by reportable segment together with the percentage changes from the comparable periods in the prior year:

(Dollars in millions) Segment	Income (Loss) before Income Taxes
	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Increase/ (Decrease)	2007	2006	% Increase
Pharmaceuticals(1)	$1,636.1	$1,385.8	18%	$3,265.7	$2,776.0	18%
Consumer Healthcare(1)	105.1	121.5	(13)%	208.1	180.8	15%
Animal Health	68.5	62.2	10%	132.0	116.6	13%
Corporate(2)	(95.2)	(140.4)	32%	(146.0)	(183.7)	21%

Total	$1,714.5	$1,429.1	20%	$3,459.8	$2,889.7	20%

(1)	Income (loss) before income taxes for the 2007 second quarter and first half included gains from product divestitures, primarily in the Pharmaceuticals segment, of approximately $41.3 and $57.6, respectively, compared with $16.7 and $34.3 for the 2006 second quarter and first half, respectively.
(2)	Corporate included a net charge of $49.8 and $92.4 for the 2007 second quarter and first half, respectively, compared with a net charge of $39.5 and $74.6 for the 2006 second quarter and first half, respectively, related to our productivity initiatives. The activities related to the reportable segments as follows:

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

(In millions)	Productivity Initiatives Charges
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Pharmaceuticals	$47.1	$32.2	$84.4	$67.3
Consumer Healthcare	1.7	7.3	6.0	7.3
Animal Health	1.0	—	2.0	—

Total	$49.8	$39.5	$92.4	$74.6

Worldwide Pharmaceuticals income before income taxes for the 2007 second quarter and first half increased 18% due primarily to higher net revenue and lower selling, general and administrative expenses, as a percentage of net revenue, offset, in part, by slightly lower gross margins earned on worldwide sales of Pharmaceuticals products and higher research and development expenses.

Worldwide Consumer Healthcare income before income taxes for the 2007 second quarter decreased 13% due primarily to higher cost of goods sold, and selling, general and administrative expenses, as a percentage of net revenue, higher research and development spending, and lower other income, net, offset, in part, by higher net revenue. Income before income taxes for the 2007 first half increased 15% due primarily to higher net revenue, higher gross margins earned on worldwide sales of Consumer Healthcare products, and lower selling, general and administrative expenses, as a percentage of net revenue, offset, in part, by higher research and development spending and lower other income, net.

Worldwide Animal Health income before income taxes for the 2007 second quarter and first half increased 10% and 13%, respectively, due primarily to higher net revenue and lower selling and general expenses, as a percentage of net revenue, and higher other income, net offset, in part, by higher research and development expenses. Gross margins earned on worldwide sales of Animal Health products were essentially flat.

Corporate expenses, net for the 2007 second quarter and first half were $95.2 million and $146.0 million, respectively, compared with $140.4 million and $183.7 million for the 2006 second quarter and first half. The decrease in Corporate expenses, net resulted from lower general and administrative expenses and higher interest income, net.

Income Taxes

The effective tax rate was 30.1% and 29.1% for the 2007 second quarter and first half, respectively, compared with 25.5% and 24.4% for the 2006 second quarter and first half, respectively. Excluding certain items affecting comparability (as discussed below under “Consolidated Net Income and Diluted Earnings per Share Results”), the effective tax rate increased to 30.0% and 29.1% for the 2007 second quarter and first half, respectively, compared with 25.6% and 24.6% for the 2006 second quarter and first half, respectively. These increases in the effective tax rates for the 2007 second quarter and first half reflected the impact of higher sales of certain Pharmaceuticals products, such

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

as ENBREL and PREVNAR, that are manufactured in less favorable tax jurisdictions, increased expenditures on research and development in non-U.S. locations, and certain state tax law changes enacted during the 2007 second quarter that required a write-down of related deferred tax assets.

Consolidated Net Income and Diluted Earnings per Share Results

Net income and diluted earnings per share for the 2007 second quarter were $1,198.5 million and $0.87, respectively, compared with net income and diluted earnings per share of $1,064.8 million and $0.78, respectively, for the 2006 second quarter, increasing 13% and 12%, respectively. Net income and diluted earnings per share for the 2007 first half were $2,452.6 million and $1.79, respectively, compared with net income and diluted earnings per share of $2,184.4 million and $1.60, respectively, for the 2006 first half, both increasing 12%.

Our management uses various measures to manage and evaluate our performance and believes it is appropriate to specifically identify certain significant items included in net income and diluted earnings per share to assist investors with analyzing ongoing business performance and trends. In particular, our management believes that comparisons between 2007 and 2006 second quarter and first half results of operations were impacted by the following items that are included in net income and diluted earnings per share:

•

2007 second quarter net charges of $49.8 million ($37.0 million after-tax or $0.03 per share-diluted) and 2007 first half net charges of $92.4 million ($66.5 million after-tax or $0.05 per share-diluted) related to our productivity initiatives.

•

2006 second quarter net charges of $39.5 million ($27.3 million after-tax or $0.02 per share-diluted) and 2006 first half net charges of $74.6 million ($51.5 million after-tax or $0.04 per share-diluted) related to our productivity initiatives.

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

Excluding the 2007 second quarter and first half productivity initiatives charges, the increases in net income and diluted earnings per share for the 2007 second quarter and first half were due primarily to higher net revenue, lower selling, general and administrative expenses, as a percentage of net revenue, higher interest income, net and higher other income, net offset, in part, by higher research and development spending and increased income taxes. Cost of goods sold, as a percentage of net revenue, for the 2007 second quarter was slightly higher than the 2006 second quarter, and the 2007 first half was consistent with the prior year.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

Liquidity, Financial Condition and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents increased $2,231.9 million during the 2007 first half. Sources of cash flows during the 2007 first half related primarily to the following items:

•	Proceeds of $2,500.0 million related to the issuance of long-term debt;

•	Proceeds of $826.4 million related to the sales and maturities of marketable securities;

•	Proceeds of $674.1 million related to the exercise of stock options; and

•	Proceeds of $67.6 million related to sales of assets.

These sources of cash were partially offset by the following items:

•	Payments of $2,056.1 million related to purchases of marketable securities;

•	Purchases of common stock for treasury totaling $778.3 million;

•	Capital expenditures totaling $489.5 million;

•	Payments of $357.9 million related to our diet drug litigation; and

•	Purchase of the remaining equity interest in Wyeth K.K. totaling $221.7 million.

The change in working capital, which used $466.9 million of cash as of June 30, 2007, excluding the effects of foreign exchange, was primarily due to a decrease in accounts payable and accrued expenses resulting from the timing of payments on accounts payable balances, payments made in connection with our performance incentive award program, an increase in accounts receivable relating to increased sales and an increase in inventory due to higher inventory levels to support higher sales demand. The decrease was partially offset by an increase in accrued taxes.

Total Debt

At June 30, 2007, we had outstanding $11,609.4 million in total debt, which consisted of notes payable and other debt. Maturities of our obligations as of June 30, 2007 are set forth below:

(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Total debt	$11,609.4	$414.6	$20.9	$1,521.1	$9,652.8

The following represents our credit ratings as of June 30, 2007:

	Moody's	S&P	Fitch
Short-term debt	P-2	A-1	F-2
Long-term debt	A3	A +	A-
Outlook	Positive	Stable	Stable
Last rating update	March 22, 2007	June 21, 2007	March 22, 2007

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

On August 2, 2007, we replaced our prior $1,350.0 million, five-year credit facility maturing in August 2010 and our prior $1,747.5 million, five-year credit facility maturing in February 2009 with a new $3,000.0 million, five-year credit facility with a group of banks and financial institutions. This new facility matures in August 2012 and is extendable by one year on each of the first and second anniversary dates with the consent of the lenders. The new credit facility agreement requires us to maintain a ratio of consolidated adjusted indebtedness to adjusted capitalization not to exceed 60% (which is consistent with the ratio required by the prior facilities). The proceeds from the new credit facility may be used for our general corporate and working capital requirements and for support of our commercial paper, if any. As of the date hereof, we have no borrowings outstanding under this new facility, nor do we have any commercial paper outstanding that is supported by this new facility.

Other

We file tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. Our tax returns for years prior to 1998 generally are no longer subject to review as such years generally are closed. Taxing authorities in various jurisdictions are in the process of reviewing our tax returns for various post-1997 years, including the United States Internal Revenue Service (IRS), which currently is examining the 1998 through 2001 tax returns. It is reasonably possible that this audit will conclude in the next 12 months. We will likely make a cash payment or use deferred tax assets, in the range of $150.0 million to $160.0 million, for adjustments that have been currently agreed upon with the IRS; however, it is not yet possible to estimate the impact of any other adjustments that may result from the audit on our liability for unrecognized tax benefits. As part of this audit, the IRS is still examining the pricing of our cross-border arrangements. While we believe that the pricing of these arrangements is appropriate and that our reserves are adequate with respect to such pricing, it is possible that the IRS will propose adjustments in excess of such reserves and that the conclusion of the audit will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on our results of operations or cash flows in the period in which an adjustment is recorded and in future periods. We believe that an unfavorable resolution for open tax years would not be material to our financial position; however, each year we record significant tax benefits with respect to our cross-border arrangements, and the possibility of a resolution that is material to our financial position cannot be excluded.

As more fully described in Note 7 to the consolidated condensed financial statements and in prior filings, we are involved in various legal proceedings. We intend to vigorously defend ourselves and our products in these litigations and believe our legal positions are strong. However, in light of the circumstances discussed therein, it is not possible to determine the ultimate outcome of our legal proceedings, and, therefore, it is possible that the ultimate outcome of these proceedings could be material to our financial position, results of operations and/or cash flows.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

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

•

Our expectations regarding the future regulatory approval process for PRISTIQ for the treatment of major depressive disorder and the treatment of vasomotor symptoms associated with menopause, including the approvable letters and discussions with the FDA relating thereto;

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

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

•	Various aspects of the diet drug and hormone therapy litigation;

•	Calculations of projected benefit obligations under pension plans, expected contributions to pension plans and expected returns on pension plan assets;

•	Assumptions used in calculations of deferred tax assets;

•	Anticipated amounts of future contractual obligations and other commitments;

•	The financial statement impact of changes in generally accepted accounting principles;

•	Plans to vigorously defend various lawsuits;

•	Our and our collaboration partners’ ability to protect our intellectual property, including patents;

•	Minimum terms for patent protection with respect to various products;

•	Impact of our settlement of patent litigation with Teva regarding EFFEXOR XR and the timing and impact of generic competition for EFFEXOR and EFFEXOR XR;

•	Our expectations regarding the outcome of our patent litigation against generic manufacturers with regard to PROTONIX, including our motion seeking a preliminary injunction;

•	Timing and impact of generic competition for ZOSYN/TAZOCIN;

•	Impact of manufacturing process issues at certain manufacturing sites outside the United States;

•	Impact of minor process modifications relating to manufacture of the active ingredient in TYGACIL;

•	Impact of legislation or regulation affecting product approval, pricing, reimbursement or patient access, both in the United States and internationally;

•	Impact of managed care or health care cost-containment;

•	Impact of competitive products, including generics; and

•	Impact of economic conditions, including interest rate and exchange rate fluctuations.

Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. These risks and uncertainties include: the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products, including with respect to our pipeline products; government cost-containment initiatives; restrictions on third-party payments for our products; substantial competition in our industry, including from branded and generic products; data generated on our products; the importance of strong performance from our principal products and our anticipated new product introductions; the highly regulated nature of our business; product liability, intellectual property and other litigation risks and environmental liabilities; uncertainty regarding our intellectual property rights and those of others; difficulties associated with, and regulatory compliance with respect to, manufacturing of our products; risks associated with our strategic relationships; economic conditions, including interest and currency exchange rate fluctuations; changes in generally accepted accounting principles; trade buying patterns; the impact of legislation and regulatory compliance; risks and uncertainties associated with global operations and sales; and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, including our Current Reports on Form

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2007

8-K, Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. In particular, we refer you to “Item 1A. RISK FACTORS” of our 2006 Annual Report on Form 10-K for additional information regarding the risks and uncertainties discussed above as well as additional risks and uncertainties that may affect our actual results. The forward-looking statements in this report are qualified by these risk factors.

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

The market risk disclosures appearing on page 62 of our 2006 Financial Report as incorporated by reference in our 2006 Annual Report on Form 10-K have not materially changed from December 31, 2006. At June 30, 2007, the fair values of our financial instruments were as follows:

(In millions) Description	Notional/ Contract Amount	Assets (Liabilities)
		Carrying Value	Fair Value
Forward contracts(1)	$2,304.8	$0.1	$0.1
Option contracts(1)	879.8	(0.8)	(0.8)
Interest rate swaps	5,300.0	(145.6)	(145.6)
Outstanding debt(2)	(11,755.0)	(11,609.4)	(11,815.5)

(1)	If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net payable on the forward contracts and option contracts would collectively decrease or increase by approximately $136.8.
(2)	If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $835.1.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The fair value of forward contracts, currency option contracts and interest rate swaps reflects the present value of the contracts at June 30, 2007, and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of June 30, 2007.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

During the 2007 second quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as part of our productivity initiatives, in the 2007 first half, we outsourced certain accounting and administrative support functions to Accenture LLC (Accenture) pursuant to the master services agreement that we entered into in July 2006. As part of these productivity initiatives, we expect to make additional system changes in future quarters that may be significant, including the transition of certain additional functions to Accenture and the expanded use of SAP as the primary Enterprise Resource Planning system, replacing standalone JD Edwards applications, at most of our major locations over the next several years.

Part II - Other Information

Item 1.	Legal Proceedings

The information set forth in Note 7 to our consolidated condensed financial statements, “Contingencies and Commitments,” in this report is incorporated herein by reference.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Our Challenging Business Environment” and “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2006 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2006 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our repurchases of shares of our common stock during the 2007 second quarter:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(1)
April 1, 2007 through April 30, 2007	777,514	$55.60	754,100	19,106,711
May 1, 2007 through May 31, 2007	1,944,043	56.13	1,928,200	17,178,511
June 1, 2007 through June 30, 2007	1,748,893	56.88	1,734,228	15,444,283

Total	4,470,450	$56.33	4,416,528

(1)	On January 25, 2007, our Board of Directors amended the previously authorized Share Repurchase Program to allow for future purchases of up to 30,000,000 shares, inclusive of 1,983,600 shares remaining under the existing program at December 31, 2006.
(2)	In addition to purchases under the Share Repurchase Program, this column reflects the following transactions during the 2007 second quarter: (i) the surrender to us of 22,535 shares of common stock to pay the exercise price in connection with the exercise of employee stock options; (ii) the deemed surrender to us of 629 shares of common stock to satisfy tax withholding obligations in connection with the distribution of shares held in trust for employees who deferred receipt of such shares; (iii) the surrender to us of 9,130 shares of common stock to satisfy tax withholding obligations for employees in connection with the issuance of restricted stock and/or performance share awards; (iv) the open market purchase of 10,516 shares to satisfy equivalent dividends paid to employees and non-employee directors’ restricted stock trust holdings; and (v) the open market purchase of 11,112 shares in connection with the administration of our stock option program.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The matters described under Item 4(c) below were submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on April 26, 2007 (the Annual Meeting).

(b)	Not applicable.

(c)	The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for and against and the number of abstentions as to each such matter (except as provided below, there were no broker non-votes):

(i) Election of Directors:

Nominee	For	Against	Abstain
Robert Essner	1,093,995,822	15,097,428	12,766,207
John D. Feerick	1,093,713,132	21,522,356	6,623,969
Frances D. Fergusson, Ph.D.	1,105,413,219	4,317,982	12,128,256
Victor F. Ganzi	1,097,708,020	11,784,629	12,366,808
Robert Langer, Sc.D.	1,103,007,541	6,617,762	12,234,154
John P. Mascotte	1,074,586,163	34,231,275	13,042,019
Raymond J. McGuire	1,105,073,079	4,572,494	12,213,884
Mary Lake Polan, M.D., Ph.D., M.P.H.	1,095,200,102	13,930,353	12,729,002
Bernard Poussot	1,093,911,525	15,881,459	12,066,473
Gary L. Rogers	1,105,246,263	4,406,361	12,206,833
Ivan G. Seidenberg	1,082,556,572	26,860,000	12,442,885
Walter V. Shipley	1,096,306,164	13,169,340	12,383,953
John R. Torell III	1,094,114,307	14,824,897	12,920,253

(ii) Ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2007:

For	Against	Abstain
1,112,198,109	1,944,274	7,717,074

(iii) Adoption of the proposal to amend the Company’s Certificate of Incorporation to eliminate supermajority vote requirements:

For	Against	Abstain
1,103,889,930	8,555,381	9,414,146

(iv) Adoption of the proposal to amend and restate the 2005 stock incentive plan for tax compliance:

For	Against	Abstain
1,086,099,973	25,859,411	9,900,073

(v) Adoption of the Stockholder Proposal regarding the disclosure of the Company’s animal welfare policy:

For	Against	Abstain
47,365,717	740,974,668	189,799,932

There were 143,719,140 broker non-votes with reference to this item.

(vi) Adoption of the Stockholder Proposal regarding a report on limiting supply of prescription drugs in Canada:

For	Against	Abstain
252,013,034	609,166,203	116,961,080

There were 143,719,140 broker non-votes with reference to this item.

(vii) Adoption of the Stockholder Proposal regarding the disclosure of political contributions:

For	Against	Abstain
263,618,202	551,663,338	162,858,777

There were 143,719,140 broker non-votes with reference to this item.

(viii) Adoption of the Stockholder Proposal regarding the recoupment of incentive bonuses:

For	Against	Abstain
514,112,438	452,909,477	11,118,402

There were 143,719,140 broker non-votes with reference to this item.

(ix) Adoption of the Stockholder Proposal regarding interlocking directorships:

For	Against	Abstain
66,240,437	897,624,341	14,275,539

There were 143,719,140 broker non-votes with reference to this item.

(x) Adoption of the Stockholder Proposal regarding separating the roles of Chairman and Chief Executive Officer:

For	Against	Abstain
406,358,257	559,256,528	12,525,532

There were 143,719,140 broker non-votes with reference to this item.

(xi) Adoption of the Stockholder Proposal regarding a stockholder advisory vote on compensation:

For	Against	Abstain
377,392,997	536,807,687	63,939,633

There were 143,719,140 broker non-votes with reference to this item.

Item 6.	Exhibits

Exhibit No.	Description
(3.1)	The Company’s Restated Certificate of Incorporation (amended through May 3, 2007). Text of amendments to the Company’s Restated Certificate of Incorporation effective May 3, 2007 is incorporated by reference to Appendix B to the Company’s definitive Proxy Statement filed March 16, 2007.

(10.1)	Form of Performance Share Award Agreement for named executive officers and certain other officers.

(10.2)	Form of Performance Share Award Agreement.

(10.3)	Form of Restricted Stock Unit Award Agreement.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wyeth
(Registrant)

By:	/s/ Paul J. Jones
Paul J. Jones
Vice President and Controller (Duly Authorized Signatory and Chief Accounting Officer)

Date: August 7, 2007

Exhibit Index

Exhibit No.	Description
(3.1)	The Company’s Restated Certificate of Incorporation (amended through May 3, 2007). Text of amendments to the Company’s Restated Certificate of Incorporation effective May 3, 2007 is incorporated by reference to Appendix B to the Company’s definitive Proxy Statement filed March 16, 2007.

(10.1)	Form of Performance Share Award Agreement for named executive officers and certain other officers.

(10.2)	Form of Performance Share Award Agreement.

(10.3)	Form of Restricted Stock Unit Award Agreement.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-1