Form 10-Q
period 2007-09-30
WYETH
filed 2007-11-07
CIK 5187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Wyeth’s Common Stock outstanding as of the close of business on October 31, 2007:

Class	Number of Shares Outstanding
Common Stock, $0.33- 1/3 par value	1,339,139,652

WYETH

Items other than those listed above have been omitted because they are not applicable.

Part I – Financial Information

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of September 30, 2007 and December 31, 2006, the results of its operations for the three and nine months ended September 30, 2007 and 2006, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2007 and 2006. It is suggested that these consolidated condensed financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s 2006 Financial Report as incorporated in the Company’s 2006 Annual Report on Form 10-K and information contained in Current Reports on Form 8-K and Quarterly Reports on Form 10-Q filed since the filing of the 2006 Form 10-K.

We make available through our Company Internet Web site, our Company filings with the SEC as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The reports we make available include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and any amendments to those documents. The Company’s Internet Web site address is www.wyeth.com.

WYETH

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Cash and cash equivalents	$9,838,877	$6,778,311
Marketable securities	3,080,210	1,948,931
Accounts receivable less allowances	3,779,270	3,383,341
Inventories:
Finished goods	1,049,983	732,532
Work in progress	1,465,326	1,312,925
Materials and supplies	558,239	435,002

	3,073,548	2,480,459
Other current assets including deferred taxes	3,048,301	2,923,199

Total Current Assets	22,820,206	17,514,241

Property, plant and equipment	15,681,917	14,483,494
Less accumulated depreciation	4,965,126	4,337,235

	10,716,791	10,146,259
Goodwill	4,128,807	3,925,738
Other intangibles, net of accumulated amortization
(September 30, 2007-$275,261 and December 31, 2006-$236,363)	392,964	356,692
Other assets including deferred taxes	4,837,073	4,535,785

Total Assets	$42,895,841	$36,478,715

LIABILITIES
Loans payable	$427,231	$124,225
Trade accounts payable	1,287,455	1,116,754
Dividends payable	375,023	—
Accrued expenses	5,287,802	5,679,141
Accrued taxes	1,060,554	301,728

Total Current Liabilities	8,438,065	7,221,848

Long-term debt	11,337,420	9,096,743
Pension liabilities	716,862	806,413
Accrued postretirement benefit obligations other than pensions	1,641,925	1,600,751
Other noncurrent liabilities	3,740,465	3,100,205

Total Liabilities	25,874,737	21,825,960

Contingencies and commitments (Note 7)

STOCKHOLDERS’ EQUITY
$2.00 convertible preferred stock, par value $2.50 per share	25	28
Common stock, par value $0.33- 1/3 per share	446,449	448,417
Additional paid-in capital	7,086,161	6,142,277
Retained earnings	9,497,022	8,734,699
Accumulated other comprehensive loss	(8,553)	(672,666)

Total Stockholders’ Equity	17,021,104	14,652,755

Total Liabilities and Stockholders’ Equity	$42,895,841	$36,478,715

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$5,619,536	$5,135,796	$16,636,272	$15,130,476

Cost of goods sold	1,617,581	1,386,254	4,622,269	4,096,931
Selling, general and administrative expenses	1,670,671	1,588,947	4,871,222	4,705,940
Research and development expenses	798,464	762,623	2,374,319	2,197,966
Interest income, net	(39,622)	(8,126)	(73,440)	(122)
Other income, net	(61,416)	(39,488)	(251,748)	(205,539)

Income before income taxes	1,633,858	1,445,586	5,093,650	4,335,300
Provision for income taxes	487,953	288,668	1,495,120	994,009

Net income	$1,145,905	$1,156,918	$3,598,530	$3,341,291

Basic earnings per share	$0.85	$0.86	$2.68	$2.48

Diluted earnings per share	$0.84	$0.85	$2.63	$2.45

Dividends paid per share of common stock	$0.26	$0.25	$0.78	$0.75

Dividends declared per share of common stock	$0.28	$0.26	$1.06	$1.01

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands Except Per Share Amounts)

(Unaudited)

Nine Months Ended September 30, 2007:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2007	$28	$448,417	$6,142,277	$8,734,699	$(672,666)	$14,652,755
Net income				3,598,530		3,598,530
Currency translation adjustments					635,955	635,955
Unrealized losses on derivative contracts, net					(5,756)	(5,756)
Unrealized losses on marketable securities, net					(25,852)	(25,852)
Pension and postretirement benefit adjustments					59,766	59,766

Comprehensive income, net of tax						4,262,643

Adoption of FIN 48				(295,370)		(295,370)
Cash dividends declared(1)				(1,423,650)		(1,423,650)
Common stock acquired for treasury		(8,057)	(88,621)	(1,117,187)		(1,213,865)
Common stock issued for stock options		5,391	663,307			668,698
Stock-based compensation expense			293,660			293,660
Issuance of restricted stock awards		683	1,640			2,323
Tax benefit from exercises of stock options			73,910			73,910
Other exchanges	(3)	15	(12)			—

Balance at September 30, 2007	$25	$446,449	$7,086,161	$9,497,022	$(8,553)	$17,021,104

Nine Months Ended September 30, 2006:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2006	$37	$447,783	$5,097,228	$6,514,046	$(64,725)	$11,994,369
Net income				3,341,291		3,341,291
Currency translation adjustments					367,934	367,934
Unrealized gains on derivative contracts, net					388	388
Unrealized gains on marketable securities, net					197	197

Comprehensive income, net of tax						3,709,810

Cash dividends declared(2)				(1,359,190)		(1,359,190)
Common stock acquired for treasury		(2,538)	(23,245)	(341,212)		(366,995)
Common stock issued for stock options		3,097	340,691			343,788
Stock-based compensation expense			297,149			297,149
Issuance of restricted stock awards		654	85,568			86,222
Transfer of restricted stock award accruals to equity			63,171			63,171
Tax benefit from exercises of stock options			38,276			38,276
Other exchanges	(5)	16	(18)			(7)

Balance at September 30, 2006	$32	$449,012	$5,898,820	$8,154,935	$303,794	$14,806,593

(1)	Included in cash dividends declared were the following dividends payable at September 30, 2007:
–	Common stock cash dividend of $0.28 per share ($375,018 in the aggregate) declared on September 27, 2007 and payable on December 3, 2007; and
–	Preferred stock cash dividends of $0.50 per share ($5 in the aggregate) declared on June 28, 2007 and paid on October 1, 2007.
(2)	Included in cash dividends declared were the following dividends payable at September 30, 2006:
–	Common stock cash dividend of $0.26 per share ($350,229 in the aggregate) declared on September 28, 2006 and paid on December 1, 2006; and
–	Preferred stock cash dividends of $0.50 per share ($7 in the aggregate) declared on June 22, 2006 and paid on October 2, 2006.

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income	$3,598,530	$3,341,291
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales and dispositions of assets	(56,256)	(25,942)
Depreciation and amortization	664,184	589,917
Stock-based compensation	293,660	297,149
Change in deferred income taxes	3,162	726,052
Diet drug litigation payments	(419,417)	(2,642,600)
Seventh Amendment security fund refund	—	400,000
Changes in working capital, net	(14,874)	(768,257)
Other items, net	196,253	(182,460)

Net cash provided by operating activities	4,265,242	1,735,150

Investing Activities
Purchases of intangibles, property, plant and equipment	(872,365)	(786,485)
Proceeds from sales of assets	87,503	43,668
Purchase of additional equity interest in joint venture	(221,655)	(102,187)
Proceeds from sales and maturities of marketable securities	1,151,978	816,442
Purchases of marketable securities	(2,323,361)	(1,776,292)

Net cash used for investing activities	(2,177,900)	(1,804,854)

Financing Activities
Repayments of debt	—	(8,400)
Proceeds from issuance of long-term debt	2,500,000	—
Other borrowing transactions, net	(1,008)	57,913
Dividends paid	(1,048,627)	(1,008,954)
Purchases of common stock for treasury	(1,213,865)	(366,995)
Exercises of stock options	697,367	357,333

Net cash provided by (used for) financing activities	933,867	(969,103)

Effect of exchange rate changes on cash and cash equivalents	39,357	11,169

Increase (decrease) in cash and cash equivalents	3,060,566	(1,027,638)
Cash and cash equivalents, beginning of period	6,778,311	7,615,891

Cash and cash equivalents, end of period	$9,838,877	$6,588,253

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Recently Issued Accounting Standards: In September 2006, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate the adoption of SFAS No. 157 will have a material effect on its consolidated financial position or results of operations.

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

In June 2007, the FASB ratified Emerging Issue Task Force (EITF) Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company does not anticipate the adoption of EITF 06-11 will have a material effect on its consolidated financial position or results of operations.

In June 2007, the FASB ratified EITF Issue No. 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (EITF 07-03). EITF 07-03 provides guidance on the timing of expensing nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 is effective prospectively for new contracts entered into in fiscal years beginning after December 15, 2007. The Company does not anticipate the adoption of EITF 07-03 will have a material effect on its consolidated financial position or results of operations.

Reclassifications: Certain reclassifications have been made to the September 30, 2006 consolidated condensed financial statements and accompanying notes to conform with the September 30, 2007 presentation.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2.	Earnings per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2007	2006	2007	2006
Numerator:
Net income less preferred dividends	$1,145,905	$1,156,918	$3,598,514	$3,341,270
Denominator:
Weighted average common shares outstanding	1,343,036	1,345,535	1,343,897	1,345,150

Basic earnings per share	$0.85	$0.86	$2.68	$2.48

Numerator:
Net income	$1,145,905	$1,156,918	$3,598,530	$3,341,291
Interest expense on contingently convertible debt	7,838	8,100	23,617	21,841

Net income, as adjusted	$1,153,743	$1,165,018	$3,622,147	$3,363,132

Denominator:
Weighted average common shares outstanding	1,343,036	1,345,535	1,343,897	1,345,150
Common stock equivalents of outstanding stock options, deferred contingent common stock awards, performance share awards, restricted stock awards and convertible preferred stock(1)	12,219	10,373	15,718	10,301
Common stock equivalents of assumed conversion of contingently convertible debt	16,890	16,890	16,890	16,890

Total shares(1)	1,372,145	1,372,798	1,376,505	1,372,341

Diluted earnings per share(1)	$0.84	$0.85	$2.63	$2.45

(1)	At September 30, 2007 and 2006, approximately 91,915 and 88,371 common shares, respectively, related to options outstanding under the Company’s Stock Incentive Plans, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3.	Pensions and Other Postretirement Benefits

Net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Pensions
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Net Periodic Benefit Cost	2007	2006	2007	2006
Service cost	$58,376	$47,934	$163,935	$144,433
Interest cost	85,635	70,431	244,173	211,001
Expected return on plan assets	(117,178)	(90,032)	(312,346)	(269,726)
Prior service cost	1,469	2,071	7,972	6,609
Transition obligation	124	115	359	342
Recognized net actuarial loss	30,887	32,582	82,172	97,549
Curtailment gain	—	—	(81)	—

Net periodic benefit cost	$59,313	$63,101	$186,184	$190,208

	Other Postretirement Benefits
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Net Periodic Benefit Cost	2007	2006	2007	2006
Service cost	$12,687	$12,269	$39,215	$36,803
Interest cost	24,242	23,776	77,227	71,308
Prior service cost	(11,681)	(9,750)	(31,179)	(29,248)
Recognized net actuarial loss	13,038	13,178	36,787	39,519

Net periodic benefit cost	$38,286	$39,473	$122,050	$118,382

During the nine months ended September 30, 2007, contributions of $217.2 million were made to the Company’s defined benefit pension plans, and payments of $81.6 million were made for other postretirement benefits. The Company expects to contribute for the full year approximately $223.0 million to its defined benefit pension plans and make payments of approximately $102.0 million for its other postretirement benefits in 2007.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4.	Productivity Initiatives

The Company continued with its long-term global productivity initiatives, which were launched in 2005, to adapt to the changing pharmaceutical industry environment. In addition to these ongoing productivity initiatives, the 2007 third quarter and first nine months include costs pertaining to the closure of a manufacturing facility owned by Amgen Inc. (Amgen) and used in the production of ENBREL. The closure of the manufacturing facility is expected to be completed in the 2007 fourth quarter.

The Company recorded the following charges related to these productivity initiatives for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
Cost of goods sold	$111,200	$31,300	$182,400	$86,500
Selling, general and administrative expenses	5,900	43,700	26,900	54,800
Research and development expenses	—	5,200	200	13,500

Total productivity initiatives charges	$117,100	$80,200	$209,500	$154,800

Productivity initiatives charges, after-tax	$86,000	$54,900	$152,500	$106,400

Decrease in diluted earnings per share	$0.06	$0.04	$0.11	$0.08

The productivity initiatives charges were incurred for:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Personnel costs	$2,900	$45,200	$30,300	$64,100
Accelerated depreciation	16,700	24,500	58,600	62,600
Other closure/exit costs	97,500	10,500	120,600	28,100

	$117,100	$80,200	$209,500	$154,800

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth productivity initiatives charges by reportable segments:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2007	2006	2007	2006
Pharmaceuticals	$115,100	$79,500	$199,500	$146,800
Consumer Healthcare	900	700	6,900	8,000
Animal Health	1,100	—	3,100	—

Total	$117,100	$80,200	$209,500	$154,800

The following table summarizes the total charges, payments made and the reserve balance at September 30, 2007:

(In thousands)	Total Charges	Reserve at December 31,	Total Charges Nine	Net Payments/ Non-cash	Reserve at September 30,
Productivity Initiatives	to Date	2006	Months	Charges	2007
Personnel costs	$298,600	$173,100	$30,300	$(40,700)	$162,700
Accelerated depreciation	186,600	—	58,600	(58,600)	—
Other closure/exit costs	173,700	400	120,600	(39,600)	81,400
Asset sales	(40,200)	—	—	—	—

Total	$618,700	$173,500	$209,500	$(138,900)	$244,100

At September 30, 2007, the reserve balance for personnel costs related primarily to committed employee severance obligations, which, in accordance with the specific productivity initiatives, are expected to be paid primarily over the next 36 months. As other strategic decisions are made, the Company expects additional costs, such as asset impairment, accelerated depreciation, personnel costs and other exit costs, as well as certain implementation costs associated with these initiatives, to continue for several years. Costs are projected to total $750.0 million to $1,000.0 million, on a pre-tax basis.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5.	Stock-Based Compensation

The following table summarizes the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Stock options	$36,200	$50,200	$154,300	$185,200
Restricted stock unit awards	26,700	15,600	88,800	50,100
Performance share unit awards	20,300	23,600	50,600	61,900

Total stock-based compensation expense	$83,200	$89,400	$293,700	$297,200

Cost of goods sold	$8,000	$8,900	$29,300	$24,300
Selling, general and administrative expenses	51,600	55,300	178,600	187,000
Research and development expenses	23,600	25,200	85,800	85,900

Total stock-based compensation expense	83,200	89,400	293,700	297,200

Tax benefit	27,700	25,500	95,300	84,800

Net stock-based compensation expense	$55,500	$63,900	$198,400	$212,400

Note 6.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. As a result of the adoption, the Company recognized a $295.4 million increase in the liability for unrecognized tax benefits, interest and penalties, across all jurisdictions, which was accounted for as a charge to retained earnings on January 1, 2007. The Company’s unrecognized tax benefits at January 1, 2007 were $1,174.4 million. If these unrecognized tax benefits were recognized, there would be a favorable impact on the Provision for income taxes of $1,019.6 million. As of September 30, 2007, the Company’s unrecognized tax benefits were approximately $1,200.0 million.

The Company recognizes interest and penalties relating to unrecognized tax benefits as a component of Provision for income taxes. The Company had $346.6 million and $330.0 million of accrued interest and penalties as of January 1, 2007 and September 30, 2007, respectively.

The Company files tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. The Company anticipates that the statute of limitations on the Internal Revenue Service (IRS) audit for the 1998-2001 tax years will expire on December 31, 2007. Certain issues relating to this audit have been effectively settled during the 2007 third quarter with the use of cash and deferred tax assets, resulting in a net decrease of unrecognized tax benefits of approximately $120.0 million. As a result of

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

cash payments, use of deferred tax assets, the settlement of the IRS audit, and the settlement of audits in various state and foreign jurisdictions, the Company believes that it is reasonably possible that there will be a net decrease of up to $280.0 million in its unrecognized tax benefits in the next 12 months.

The IRS has begun its examination of the Company’s tax returns for the 2002-2005 tax years. As a part of this audit, the IRS will likely examine the pricing of the Company’s cross-border arrangements. While the Company believes that the pricing of these arrangements is appropriate and that its reserves are adequate with respect to such pricing, it is possible that the IRS will propose adjustments in excess of such reserves and that the conclusion of the audit will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on the Company’s results of operations or cash flows in the period in which an adjustment is recorded and in future periods. The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company; however, each year the Company records significant tax benefits with respect to its cross-border arrangements, and the possibility of a resolution that is material to the financial position of the Company cannot be excluded.

Note 7.	Contingencies and Commitments

The Company is involved in various legal proceedings, including product liability, patent, commercial, environmental and antitrust matters, of a nature considered normal to its business, the most important of which are described below and/or have been described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed since the filing of the 2006 Annual Report on Form 10-K. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Additionally, the Company records insurance receivable amounts from third-party insurers when recovery is probable.

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

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

Product Liability Litigation

Diet Drug Litigation

The litigation against the Company alleging that the Company’s former weight loss products, REDUX and/or PONDIMIN, caused certain serious conditions, including valvular heart disease and primary pulmonary hypertension (PPH), is described in detail in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007. Total diet drug litigation payments were $61.5 million and $419.4 million for the 2007 third quarter and first nine months, respectively, of which $17.1 million and $76.4 million for the 2007 third quarter and first nine months, respectively, were made in connection with the nationwide settlement (including the Seventh Amendment). Payments under the nationwide settlement may continue, if necessary, until 2018. As of September 30, 2007, $590.5 million of the Seventh Amendment security fund was included in Other current assets including deferred taxes, and $255.0 million was included in Other assets including deferred taxes. The amounts in the security funds are owned by the Company and will earn interest income for the Company while residing in the security fund. The Company has taken charges in connection with the REDUX and PONDIMIN diet drug matters which to date total $21,100.0 million. The $2,320.5 million reserve balance at September 30, 2007 represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, opt outs from the nationwide settlement and PPH claims, and including the Company’s legal fees related to the diet drug litigation. It is possible that additional reserves may be required in the future, although the Company does not believe that the amount of any such additional reserves is likely to be material.

Hormone Therapy Litigation

The litigation against the Company alleging injury as a result of the plaintiffs’ use of one or more of the Company’s hormone or estrogen therapy products, including PREMPRO or PREMARIN, is described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007. As of September 30, 2007, the Company was defending approximately 5,300 actions brought on behalf of approximately 7,900 women in various federal and state courts throughout the United States (including, in particular, the United States District Court for the Eastern District of

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Arkansas and the Pennsylvania Court of Common Pleas, Philadelphia County) for personal injuries, including claims for breast cancer, stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMPRO or PREMARIN.

On January 29, 2007, a jury in the Pennsylvania Court of Common Pleas, Philadelphia County, hearing the case of Daniel, et al. v. Wyeth Pharmaceuticals, Inc., et al., No. 2004-06-002368, returned a verdict in favor of the plaintiffs, finding that plaintiff had developed breast cancer as a result of her use of PREMPRO and awarding a total of $1.5 million in compensatory damages. Although the Daniel jury also found that the Company’s conduct warranted the imposition of punitive damages, the court subsequently entered judgment notwithstanding the verdict in favor of the Company on the punitive damages claim, finding that the evidence did not support punitive damages. Judgment was entered on behalf of the plaintiffs on the compensatory award. On August 24, 2007, the court vacated the compensatory damage judgment against Wyeth and ordered a new trial on the ground that plaintiffs had knowingly introduced at trial the deposition testimony of one of their experts that the expert had recanted prior to trial. Plaintiffs are appealing the vacatur of the judgment and the order for a new trial, as well as the judgment in the Company’s favor on the punitive damages claim.

On September 24, 2007, the Pennsylvania Court of Common Pleas, Philadelphia County, entered an order in Coleman, et al. v. Wyeth Pharmaceuticals, Inc., et al., No. 2004-06-020384, granting the Company’s motion for summary judgment on statute of limitations grounds and dismissing the case. The court found that plaintiff was on notice of a possible connection between her breast cancer and her use of hormone therapy at the time of the diagnosis of the breast cancer in 2000 and that plaintiff was under a duty to investigate as of that date. The court rejected plaintiff’s argument that she was not on notice of a potential claim, and that her cause of action did not begin to accrue, until the termination of the Women’s Health Initiative study in July 2002.

On October 10, 2007, in Rowatt, et al. v. Wyeth, et al., No. CV04-01699, Second District Court, Washoe County, NV, a case in which three plaintiffs alleged that they had developed breast cancer as a result of their use of PREMARIN and/or PREMPRO, the jury returned a verdict in favor of the plaintiffs, awarding a total of $134.5 million in compensatory damages. On October 12, 2007, the court determined that the jury had erroneously included damages of a punitive nature in its compensatory verdict and permitted the jury to re-deliberate on the compensatory award. The jury returned a new compensatory verdict in favor of the plaintiffs that totaled approximately $35.0 million. Following a brief evidentiary/argument phase, the jury was then instructed to deliberate for a third time on October 15, 2007 on the question of punitive damages. It did so, returning a verdict for plaintiffs totaling $99.0 million in punitive damages. The Company has filed motions for post-trial relief. If no relief is granted, the Company plans to file an appeal from the judgment to the Nevada Supreme Court. The Company believes that it has strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during the trial and in the charge to the jury and due to a lack of

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

evidence to support aspects of the verdict. The appeal process is expected to take between two and two-and-one-half years. Nevada law requires the posting of a bond in the full amount of the verdict during the pendency of the appeal, if requested by the plaintiff. To date, plaintiffs have not made such a request.

On October 22, 2007, the Minnesota District Court, Hennepin County, granted summary judgment in favor of the Company, dismissing all of the claims in Zandi v. Wyeth, et al., No. 27-CV-06-6744, which was set for trial in early 2008. The court found that plaintiff had offered no evidence that her hormone therapy use had caused her breast cancer other than the opinions of two experts whose testimony the court had excluded in a prior opinion. The prior opinion had excluded the testimony of those experts on the grounds, among others, that the experts were not qualified to opine that hormone therapy caused plaintiff’s breast cancer, that the epidemiological evidence proffered by plaintiff through the experts was not sufficient to identify hormone therapy as the specific cause of breast cancer in plaintiff, and that plaintiff had not provided any evidence of a method generally accepted in the scientific community by which an expert could determine the cause of breast cancer in a particular individual.

Of the 24 hormone therapy cases alleging breast cancer that have been resolved after being set for trial, 20 have now been resolved in the Company’s favor (by voluntary dismissal by the plaintiffs, summary judgment, defense verdict or judgment for the Company notwithstanding the verdict), several of which are being appealed by the plaintiff. Of the remaining four cases, two such cases have been settled, one resulted in a plaintiffs’ verdict that was vacated by the court and a new trial ordered (which plaintiff has appealed) (Daniel), and one resulted in a plaintiffs’ verdict that currently is being challenged by the Company (Rowatt). Additional cases have been dismissed by plaintiffs before a trial setting. Trials of additional hormone therapy cases are scheduled through the remainder of 2007 and into 2008.

As the Company has not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, the Company has not established any litigation accrual for its hormone therapy litigation.

Patent Litigation

PROTONIX Litigation

As discussed in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, the Company has received notifications from three generic companies that they have filed Abbreviated New Drug Applications (ANDA) seeking U.S. Food and Drug Administration (FDA) approval to market generic pantoprazole sodium 20 mg and 40 mg delayed release tablets. Pantoprazole sodium is the active ingredient used in PROTONIX.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Orange Book lists two patents in connection with PROTONIX tablets. The first of these patents covers pantoprazole and expires in July 2010. The other listed patent is a formulation patent and expires in December 2016. The Company’s licensing partner, Altana Pharma AG (Altana) (since acquired by Nycomed GmbH), is the owner of these patents.

In May 2004, Altana and the Company filed suit against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd. (Teva) in the United States District Court for the District of New Jersey alleging that Teva’s filing of an ANDA seeking FDA approval to market generic pantoprazole sodium tablets infringed the patent expiring in July 2010. As a result of the filing of that suit, final FDA approval of Teva’s ANDA was automatically stayed until August 2, 2007. On April 13, 2005, Altana and the Company filed suit against Sun Pharmaceutical Advanced Research Centre Ltd. and Sun Pharmaceutical Industries Ltd. (Sun) in the United States District Court for the District of New Jersey alleging that Sun’s filing of an ANDA seeking FDA approval to market generic pantoprazole sodium tablets infringed the patent expiring in July 2010. As a result of that suit, final FDA approval of Sun’s ANDA was automatically stayed until September 8, 2007. On August 4, 2006, Altana and the Company filed suit against KUDCO Ireland, Ltd. (Kudco) in the United States District Court for the District of New Jersey alleging that Kudco’s filing of an ANDA seeking FDA approval to market generic pantoprazole sodium tablets infringed the patent expiring in July 2010. As a result of that suit, final FDA approval of Kudco’s ANDA was automatically stayed until at least January 17, 2009, unless there is an earlier court decision holding the patent at issue invalid or not infringed.

These litigations seek declaratory and injunctive relief against infringement of this patent prior to its expiration. These cases have been consolidated into a single proceeding pending before the United States District Court for the District of New Jersey. No trial date has yet been set.

Teva’s and Sun’s ANDAs for pantoprazole sodium tablets were finally approved by the FDA on August 2, 2007, and September 10, 2007, respectively. In anticipation of potential final approval of those ANDAs, on June 22, 2007, the Company and Nycomed filed a motion with the Court seeking a preliminary injunction against both Teva and Sun that would prevent them from launching generic versions of PROTONIX until the Court enters a final decision in the litigation. On September 6, 2007, the Court denied the motion. The Court determined that Teva had raised sufficient questions about the validity of the patent to preclude issuance of the extraordinary remedy of a preliminary injunction. The Court did not conclude that the patent was invalid or not infringed and emphasized that its findings were preliminary. A notice of appeal from the denial of the preliminary injunction was filed on October 4, 2007. The case will now proceed to trial, and the Court stated that, at trial, the generic companies would need to meet a higher burden of proof, clear and convincing evidence. The Company and Nycomed intend to continue to vigorously enforce their patent rights, continue to believe that the

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

PROTONIX patent is valid and enforceable, and believe that the patent will withstand the challenges by these generic companies.

EFFEXOR Litigation

As discussed in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K and the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007, the Company has filed suit against multiple generic companies that have filed applications seeking FDA approval to market generic versions of venlafaxine HCl. Venlafaxine HCl is the active ingredient used in EFFEXOR XR. No trial date has yet been set in any of these lawsuits. Since the filing of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, the Company has filed one additional lawsuit.

On June 26, 2007, the Company received notice from Wockhardt Limited (Wockhardt) that Wockhardt has filed an ANDA seeking FDA approval to market venlafaxine HCl extended release capsules. Wockhardt alleges it does not infringe the same three patents at issue in the previously settled Teva litigation (described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on From 10-K). On August 8, 2007, the Company filed a lawsuit against Wockhardt in the United States District Court for the Central District of California alleging that Wockhardt’s filing of an ANDA seeking FDA approval to market venlafaxine HCl extended release capsules infringes certain of the Company’s patents.

In addition, on August 29, 2007, the Company received notice that Sun filed an ANDA seeking FDA approval to market venlafaxine HCl extended release tablets before the expiration of the Company’s patents at issue in the above-mentioned litigations. Sun asserted that these patents are not infringed and are invalid. Based upon Sun’s assertions and a review of Sun’s filing, the Company decided not to file suit against Sun and has provided Sun with a covenant not to sue limited to the product defined in Sun’s ANDA and the same three patents involved in the other litigations. Based on existing FDA practice, Sun’s ANDA for a tablet product could be approved without regard to Teva’s 180-day generic exclusivity as the first company to file an ANDA challenging these patents for a capsule product. Sun did not make any allegations as to the Company’s patent covering the compound venlafaxine itself and the covenant not to sue does not apply to that patent. Accordingly, Sun’s ANDA could be approved as early as the expiration of that patent, and its associated pediatric exclusivity period, on June 13, 2008, but no sooner.

Following its launch of a generic version of venlafaxine HCl capsules in Canada, ratiopharm Inc. (ratiopharm) sued Wyeth and Wyeth Canada on October 24, 2007 in Federal Court in Canada, contending that ratiopharm’s marketing approval to sell generic venlafaxine HCl capsules in Canada had been wrongfully delayed over 18 months as a result of an abbreviated patent infringement proceeding brought by Wyeth and Wyeth Canada against ratiopharm in February 2006, which was dismissed on August 1, 2007. Ratiopharm is seeking damages based on alleged lost sales of its generic venlafaxine HCl capsules and other unspecified products for the time period in question. The Company believes that its Canadian patent covering extended release formulations of venlafaxine HCl, and methods of their use, is valid and has been infringed by ratiopharm. The Company intends to vigorously defend itself in this litigation.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

PREMPRO Litigation

On September 27, 2007, two lawsuits were filed against the Company in Canada involving the Company’s Canadian patent applications concerning low-dose estrogen/progestin combinations. Wolfe v. Wyeth et al., Federal Court, Canada, File No. T-1742-07, and Wolfe et al. v. Wyeth et al., Superior Court of Justice, Ontario, Canada, File No. 55541. The Company markets such a combination as PREMPRO. Dr. Wolfe, an individual, claims to be either the sole or a joint inventor of these applications. The action in the Canadian Federal Court asks the Court to determine who is the inventor of patents relating to the Company’s current PREMPRO formulations. The action in the Superior Court of Ontario seeks an order declaring Dr. Wolfe to be the owner of the patent applications and seeks damages of approximately $100.0 million for breach of contract, breach of confidence and breach of fiduciary duty, as well as approximately $25.0 million in punitive damages. The Company believes the claims are without merit and intends to vigorously defend the lawsuits.

CYPHER Litigation

As discussed in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K, the Company’s licensee, Cordis Corporation (Cordis), is involved in a patent infringement litigation with Boston Scientific Corporation involving the CYPHER stent. Since the filing of the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K, three additional lawsuits have been filed against Cordis. First, on March 16, 2007 and June 11, 2007, Medtronic, Inc. filed two patent infringement lawsuits in the United States District Court for the Eastern District of Texas against Cordis seeking to enforce its patents against Cordis’ CYPHER stent. Second, on October 9, 2007, Bruce Saffran, an individual, filed a patent infringement lawsuit in the United States District Court for the Eastern District of Texas against Cordis seeking to enforce his patent against Cordis’ CYPHER stent. As with the Boston Scientific Corporation litigation, although the Company is not a party to the Medtronic or Saffran lawsuits, if Cordis were to be enjoined from selling the CYPHER stent, the Company’s alliance revenue would be adversely affected.

Commercial Litigation

PREMARIN Antitrust Matters

As described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, the United States District Court for the Southern District of Ohio had previously granted the Company’s motion for summary judgment in J.B.D.L. Corp. v. Wyeth-Ayerst Pharmaceuticals, Inc., Civil A. No. C-1-01-704, U.S.D.C., S.D. Ohio, and CVS Meridian, Inc. et al. v. Wyeth, Civil A. No. C-1-03-781, U.S.D.C., S.D. Ohio, and plaintiffs in both actions had appealed to the United States Court of Appeals for the Sixth Circuit. These suits allege that the Company violated the antitrust laws through the use of exclusive contracts and “disguised exclusive contracts” with managed care

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

organizations and pharmacy benefit managers concerning PREMARIN. On May 10, 2007, the Sixth Circuit affirmed the District Court’s judgment in favor of the Company. Plaintiffs’ request for rehearing and/or rehearing en banc has been denied. Plaintiffs did not seek a writ of certiorari from the United States Supreme Court.

Environmental Matters

MPA Matter

As described in the Company’s 2006 Financial Report as incorporated in its 2006 Annual Report on Form 10-K, in November 2006, the Company’s Wyeth Medica Ireland (WMI) subsidiary was served with criminal summonses charging WMI with 18 violations of the Waste Management Act and its Integrated Pollution Prevention and Control license in connection with five specifically identified shipments of medroxyprogesterone acetate contaminated sugar water waste from its Newbridge, Ireland facility. Discovery has commenced but has not been completed. The Company has initiated proceedings in the Irish High Court in Dublin against the Director of Public Prosecutions (DPP) criminal proceedings on a number of grounds challenging the right of the DPP and the Irish Environmental Protection Agency to prosecute this matter. It is anticipated that preliminary motions in this case will be heard in the first half of 2008. The criminal prosecution of the five summonses alleging breach of Wyeth’s Integrated Pollution Prevention and Control License and, in effect, the entire prosecution in the local Circuit Court have been suspended pending resolution of this Irish High Court in Dublin review.

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

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth Net revenue for the Company’s principal products and reportable segments, as well as Income (loss) before income taxes for the Company’s reportable segments for the three and nine months ended September 30, 2007 and 2006:

	Net Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Pharmaceuticals:
EFFEXOR	$957,617	$923,733	$2,825,714	$2,785,986
PREVNAR	634,020	509,766	1,883,395	1,459,589
ENBREL(1)	526,579	378,290	1,479,652	1,083,484
PROTONIX	425,293	452,462	1,449,676	1,375,404
Nutrition	345,827	305,772	1,050,369	894,068
ZOSYN/TAZOCIN	284,085	244,579	845,201	723,220
PREMARIN family	282,979	262,911	791,118	788,480
Alliance revenue(1)(2)	314,151	357,296	972,734	968,837
Other	899,302	825,693	2,599,737	2,503,197

Total Pharmaceuticals	4,669,853	4,260,502	13,897,596	12,582,265
Consumer Healthcare	714,945	663,341	1,949,537	1,815,532
Animal Health	234,738	211,953	789,139	732,679

Total Net Revenue	$5,619,536	$5,135,796	$16,636,272	$15,130,476

(1)	ENBREL net revenue includes sales of ENBREL outside the United States and Canada, where the Company has exclusive rights, but does not include the Company’s share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen, which the Company records as alliance revenue.

(2)	Alliance revenue is generated from sales of ENBREL in the United States and Canada, ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Income (Loss) before Income Taxes
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2007	2006	2007	2006
Pharmaceuticals(1)	$1,604,762	$1,400,516	$4,870,490	$4,176,492
Consumer Healthcare(1)	121,338	173,852	329,435	354,703
Animal Health	35,067	31,668	167,067	148,237
Corporate(2)	(127,309)	(160,450)	(273,342)	(344,132)

Total	$1,633,858	$1,445,586	$5,093,650	$4,335,300

(1)	Income (loss) before income taxes for the 2007 third quarter and first nine months included gains from product divestitures of approximately $2,700 and $60,300, respectively, and pertained primarily to the Pharmaceuticals segment. Income (loss) before income taxes for the 2006 third quarter and first nine months included gains from product divestitures of approximately $4,400 and $38,700, respectively, and pertained primarily to the Pharmaceuticals segment.

(2)	Corporate loss before taxes included a net charge of $117,100 for the 2007 third quarter and $209,500 for the 2007 first nine months compared with $80,200 for the 2006 third quarter and $154,800 for the 2006 first nine months, related to the Company’s productivity initiatives. The initiatives related to the reportable segments as follows:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2007	2006	2007	2006
Pharmaceuticals	$115,100	$79,500	$199,500	$146,800
Consumer Healthcare	900	700	6,900	8,000
Animal Health	1,100	—	3,100	—

Total	$117,100	$80,200	$209,500	$154,800

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the consolidated condensed financial statements and notes to consolidated condensed financial statements on pages 3 to 22 of this report. When reviewing the commentary below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in “Item 1A. RISK FACTORS” in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business; we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” on pages 46 to 49 of this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

Our Business

Wyeth is one of the world’s largest research-based pharmaceutical and health care products companies and is a leader in the discovery, development, manufacturing and marketing of pharmaceuticals, biotechnology products, vaccines, non-prescription medicines and animal health products.

We have three principal operating segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare) and Fort Dodge Animal Health (Animal Health), which we manage separately because they develop, manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. These segments reflect how senior management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. The percentage of worldwide net revenue and revenue generated outside the United States by operating segment for the 2007 first nine months was as follows:

	Pharmaceuticals	Consumer Healthcare	Animal Health
% of 2007 first nine months worldwide net revenue	83%	12%	5%

% of 2007 first nine months segment net revenue generated outside the United States	47%	46%	56%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

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

We also strive to innovate commercially and change the way we approach our business in response to the challenging global health care environment. During the 2007 first nine months, we continued with our long-term global productivity initiatives, which were launched in 2005, to adapt to the changing pharmaceutical environment. These initiatives are aimed at encouraging innovation, improving processes and increasing cost efficiencies. Our ultimate goal is to move beyond specific initiatives and create a culture where we continually look for new ways to become more productive in everything we do as a company.

In the 2007 third quarter, we launched two new products: LYBREL (levonorgestrel/ethinyl estradiol), a new low-dose, non-cyclic continuous combination oral contraceptive, and TORISEL (temsirolimus) for the treatment of renal cell carcinoma.

2007 First Nine Months Financial Highlights

•	Worldwide net revenue increased 10% to $16,636.3 million;

•

Pharmaceuticals net revenue increased 10%, reflecting higher sales of PREVNAR, ENBREL, ZOSYN, Nutrition products, PROTONIX and EFFEXOR. The increase in Pharmaceuticals net revenue was offset, in part, by lower sales of INDERAL LA due to generic competition. Alliance revenue increased slightly to $972.7 million for the 2007 first nine months due primarily to higher sales of ENBREL in the United States and Canada, which were largely offset by lower alliance revenue associated with sales of the CYPHER stent and ALTACE;

•	Consumer Healthcare net revenue increased 7% resulting from higher sales of CENTRUM, ADVIL, ADVIL PM and CALTRATE; and

•

Animal Health net revenue increased 8%, reflecting higher sales of livestock products, companion animal products, which include our recently launched PROMERIS flea and tick products for dogs and cats, poultry and equine products.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

Our Principal Products

Set forth below is a summary of net revenue performance of our principal products or product families in the 2007 first nine months:

(Dollars in millions)	2007 First Nine Months Net Revenue	% Increase over 2006 First Nine Months
EFFEXOR	$2,825.7	1%
PREVNAR	1,883.4	29%
ENBREL(1)	1,479.7	37%
PROTONIX	1,449.7	5%
Nutrition	1,050.4	17%
Alliance revenue(1)(2)	972.7	—
ZOSYN/TAZOCIN	845.2	17%
PREMARIN family	791.1	—

(1)	ENBREL net revenue includes sales of ENBREL outside the United States and Canada, where we have exclusive rights, but does not include our share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen Inc. (Amgen), which we record as alliance revenue.

(2)	Alliance revenue is generated from sales of ENBREL in the United States and Canada, ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

•	EFFEXOR is our novel antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder. EFFEXOR remains our largest franchise and the number one selling antidepressant globally. See “Our Challenging Business Environment” beginning on page 31 for a discussion of generic competition for EFFEXOR and EFFEXOR XR.

•	PREVNAR is our vaccine for preventing invasive pneumococcal disease in infants and children. It is the world’s largest vaccine product by global net revenue and now is available in 86 countries worldwide and included in 17 national immunization programs (NIP). We anticipate the number of NIPs to continue to increase as a result of the World Health Organization recommending the inclusion of PREVNAR in NIPs. In September 2007, we filed a new drug application for PREVNAR in Japan.

•	ENBREL is our treatment for rheumatoid arthritis, psoriasis and other conditions. We have exclusive rights to ENBREL outside the United States and Canada, and we co-promote ENBREL with Amgen in the United States and Canada. ENBREL maintains its leading U.S. market position in rheumatology and dermatology and is ranked sixth in global sales among all pharmaceutical products and is ranked second in total global sales among all biotech products. ENBREL now is approved, launched and reimbursed in Japan, where, until recently, we had been operating under a routine government-required post-marketing safety program. In April 2007, this program was concluded, paving the way for broader patient access and expanded commercial opportunity for ENBREL in Japan.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

•	PROTONIX is our proton pump inhibitor (PPI) for gastroesophageal reflux disease. The PPI category is highly competitive, and we have continued to focus on our strategy of higher value prescriptions within the third-party managed care segment. We also are tailoring our marketing programs to capitalize on unique local market opportunities. PROTONIX continues to have the highest preferred access with health maintenance organizations among the branded PPIs. See “Our Challenging Business Environment” beginning on page 31 for a discussion of potential generic competition for PROTONIX.

•	Nutrition includes our GOLD Line of infant formulas S-26 and PROMIL, toddler products PROGRESS and PROMISE and specialty products NURSOY and LBW. We continue to expand into new markets, grow our business in the countries where we compete and shift focus of our business to the more profitable premium sector of the market. Significant manufacturing capacity expansions currently are under way in the Asia/Pacific region to support our nutrition business strategy.

•	Alliance revenue includes our share of profits from sales of ENBREL in the United States and Canada, where we co-promote the product with Amgen; our share of profits from sales of ALTACE, which was co-promoted with King Pharmaceuticals, Inc. (King) prior to 2007; and certain revenue earned related to sirolimus, the active ingredient in RAPAMUNE, which coats the CYPHER coronary stent marketed by Johnson & Johnson. In July 2006, Wyeth and King announced that the companies had entered into an Amended and Restated Co-Promotion Agreement regarding ALTACE. Effective January 1, 2007, King assumed full responsibility for the selling and marketing of ALTACE. Wyeth will receive a fee in 2007 through 2010, generally based on a percentage of ALTACE net sales and subject to annual payment limits. We expect that 2007 fourth quarter alliance revenue from ALTACE will be limited by the annual payment limit and that 2008 alliance revenue from ALTACE will most likely be adversely impacted by potential generic competition for the product. See “Our Challenging Business Environment” beginning on page 31.

•	ZOSYN (TAZOCIN internationally), our broad-spectrum I.V. antibiotic, is the number one selling injectable antibiotic worldwide. We continue to make significant progress introducing our new advanced formulation of ZOSYN. The new formulation was launched in the United States in the 2006 first quarter, and the vast majority of other markets had access by mid-2007. We anticipate that the few remaining markets will launch in the near future. See “Our Challenging Business Environment” beginning on page 31 for a discussion of potential generic competition for ZOSYN.

•	Our PREMARIN family of products remains the leading therapy to help women address moderate to severe menopausal symptoms. See “Our Challenging Business Environment” beginning on page 31 for a discussion of recent publications of analyses of the benefits and risks of hormone therapy.

For more detail regarding our principal products, the preceding summary should be read in conjunction with our principal product summary in the overview section of “Management’s

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Financial Report as incorporated in our 2006 Annual Report on Form 10-K.

Our Product Pipeline

Our continued success depends, in large part, on the discovery and development of new and innovative pharmaceutical products and additional indications for existing products.

Our New Drug Application (NDA) for TORISEL (temsirolimus) for the treatment of renal cell carcinoma was approved by the U.S. Food and Drug Administration (FDA) on May 30, 2007, and the product became available to patients in the United States in July 2007. As part of a post-marketing commitment, we have agreed to submit two completed study reports and data sets: one on a cardiac safety study and one on an ongoing liver safety study. In September 2007, we received a positive opinion from the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Evaluation Agency (EMEA) for the approval of TORISEL as a first-line therapy for patients with advanced renal cell carcinoma who have at least three of six prognostic risk factors. The CHMP’s opinion for TORISEL will now be forwarded to the European Commission for final approval, anticipated by the end of 2007. An application for TORISEL for the treatment of renal cell carcinoma was filed at the end of June 2007 for regulatory review in Japan. We also have 25 other dossiers in various countries pending regulatory approval for TORISEL for the treatment of renal cell carcinoma.

Our NDA filing for LYBREL (levonorgestrel/ethinyl estradiol), a new low-dose, non-cyclic continuous combination oral contraceptive, was approved by the FDA on May 22, 2007, and the product was launched in the United States in July 2007. LYBREL is the first low-dose combination oral contraceptive offering women effective contraception and the potential for no period over time. As part of a post-marketing commitment, we will conduct a study of thromboembolic events among women prescribed LYBREL compared with women prescribed cyclic oral contraceptives containing 20 mcg ethinyl estradiol. Our European Union (EU) regulatory filing for ANYA, the trade name for LYBREL in the EU, remains under regulatory review, and we now are concluding the second negotiation phase of the mutual recognition procedure based on the approval by Finland in October 2006. Although the majority of EU countries appear favorable to approval, further scientific dialogue at the Pan-European level will be necessary, and it is likely that the final regulatory outcome for ANYA will not be known until the third quarter of 2008.

With respect to TYGACIL, our innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections, on July 27, 2007, we submitted a supplemental NDA to the FDA supporting TYGACIL as a treatment for community-acquired pneumonia and as a treatment for additional resistant pathogens in the approved complicated skin and skin structure infection and complicated intra-abdominal infection indications. We intend to complete new Phase 3 clinical trials for TYGACIL for the treatment of hospital-acquired pneumonia prior to filing for that use, as our first study for this indication met only one of two primary endpoints. We plan to begin these new studies in early 2008.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

With respect to our NDA filing with the FDA in 2005 for PRISTIQ (desvenlafaxine), a serotonin/norepinephrine reuptake inhibitor, for the treatment of major depressive disorder, we received an approvable letter on January 22, 2007. According to the approvable letter, FDA approval of PRISTIQ for this indication is subject to several conditions, including: a satisfactory FDA inspection of our Guayama, Puerto Rico facility, which is where PRISTIQ will be manufactured (which has since been successfully completed); several post-marketing commitments, including submission of long-term relapse prevention, lower dose and pediatric studies; additional clarity around our product education plan for physicians, pharmacists and patients; and confirmation by the FDA of the acceptability of the proprietary name, PRISTIQ. In the 2007 first quarter, we completed additional clinical trials of PRISTIQ in major depressive disorder, which included lower dosage levels. After completing all required analyses of the data from these clinical trials, in August 2007, we submitted our complete response to the FDA. The FDA has notified us that they anticipate a new action date during the first quarter of 2008. In September 2007, we submitted our Marketing Authorization Application in Europe for desvenlafaxine for the major depressive disorder indication.

With respect to our NDA filing with the FDA in 2006 for PRISTIQ as a non-hormonal treatment for vasomotor symptoms associated with menopause, we received an approvable letter from the FDA on July 23, 2007. In its letter, the FDA indicated that before the application could be approved, it would be necessary for us to provide additional data regarding the potential for serious adverse cardiovascular and hepatic effects associated with the use of PRISTIQ in this indication. The FDA requested that these data come from a randomized, placebo-controlled clinical trial of a duration of one year or more conducted in postmenopausal women. The FDA also requested that we address certain chemistry, manufacturing and controls deficiencies prior to approval. The FDA also made clinical and chemistry requests, which the FDA indicated were not approvability issues. We have been in discussions with the FDA regarding the approvable letter and the requested clinical trial. The trial currently under consideration would take 18 months or more to complete, and we expect that the study will begin in early 2008. Our October 2006 Marketing Authorization Application for PRISTIQ for the treatment of vasomotor symptoms in Europe remains under regulatory review.

In August 2007, we and our partner Solvay Pharmaceuticals (Solvay) received an action letter from the FDA in response to the NDA for bifeprunox for the acute treatment of schizophrenia, as well as the maintenance of stable adult patients, stating that the drug was not approvable at this time. The NDA was filed with the FDA in the 2006 fourth quarter. The FDA stated in the letter that bifeprunox demonstrated effectiveness in the long-term maintenance study and indicated that a second positive maintenance study could be sufficient to support a maintenance claim for bifeprunox. Although the FDA acknowledged that bifeprunox separated from placebo in two short-term studies in the acute setting, the FDA concluded that the efficacy data, when compared with reference drugs, were not sufficient for approval. The FDA also requested further information regarding human metabolism of bifeprunox and additional information regarding a complex case of a patient who died while participating in one of the trials. We, Solvay and the FDA currently are exchanging

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

information regarding what might be an appropriate study design to support a maintenance indication. We plan to meet with the FDA in early 2008, and, accordingly, it is not possible to clarify the path forward at this time.

On April 23, 2007, we received an approvable letter from the FDA with respect to our NDA for VIVIANT (bazedoxifene) for prevention of postmenopausal osteoporosis, which we filed with the FDA in the 2006 second quarter. The approvable letter indicated, among other things, that before our NDA can be approved, the FDA must receive and analyze, as part of its benefit-risk assessment, final safety and efficacy data from our recently completed three-year osteoporosis treatment study, including an analysis of the incidence of venous thrombotic events and stroke in the treatment group taking bazedoxifene, and must complete an acceptable establishment evaluation for the manufacturing and testing facilities for bazedoxifene. We submitted our complete response to the approvable letter for the prevention indication, including the three-year treatment data, to the FDA at the end of June 2007, with the FDA setting an action date at the end of December 2007. We are evaluating the value of submitting data from two additional clinical studies that are expected to be completed in late 2007 to further support the prevention indication. On July 31, 2007, we also filed a separate NDA with the FDA for VIVIANT for the treatment of osteoporosis, which has been assigned an FDA action date at the end of May 2008. Both of these NDAs now contain virtually the same clinical data, and it is possible that either the FDA or we may determine that it is more efficient to review these two NDAs together, potentially moving the review timelines closer together. In September 2007, we submitted our Marketing Authorization Application jointly for VIVIANT for the treatment and prevention of osteoporosis in Europe.

With respect to APRELA (bazedoxifene/conjugated estrogens), our tissue selective estrogen complex for menopausal symptoms and osteoporosis, there is additional work that we need to successfully complete before filing an NDA with the FDA, including further analysis and successful completion of product formulation, bioequivalence and clinical studies. We now project an NDA filing no earlier than the second quarter of 2008.

On March 30, 2007, our collaboration with Progenics Pharmaceuticals, Inc. (Progenics) resulted in an NDA filing to the FDA for methylnaltrexone (subcutaneous formulation) for the treatment of opioid-induced constipation in patients receiving palliative care, with an FDA action date in January 2008. In May 2007, we submitted a regulatory filing for subcutaneous methylnaltrexone in the EU. In July 2006, we received fast track status from the FDA for the intravenous form of methylnaltrexone being investigated for the treatment of post-operative ileus, a serious impairment of gastrointestinal function that delays recovery and can prolong hospitalization. The fast track designation facilitates development and may expedite regulatory review of drugs that the FDA recognizes to potentially address an unmet medical need for serious or life-threatening conditions. An NDA submission to the FDA currently is planned for the intravenous form of methylnaltrexone in mid-2008. We also are working with Progenics to develop an oral formulation of methylnaltrexone, for which we recently announced that we are initiating Phase 2 clinical trials.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

In the 2007 first quarter, we enrolled the first group of adult patients in a Phase 3 clinical trial for our new 13-valent pneumococcal conjugate vaccine. Assuming positive results, we plan to make regulatory filings for this vaccine in adults in late 2009. Separate regulatory filings for this vaccine in infants are planned for early 2009.

In May 2007, we and our collaboration partner, Elan Corporation, plc, announced our decision to initiate a Phase 3 clinical program of our immunotherapeutic product candidate, bapineuzumab (AAB-001), for the treatment of patients with mild to moderate Alzheimer’s disease. We and Elan intend to begin the Phase 3 program by the end of 2007. The Phase 2 study is ongoing and is expected to be completed in mid-2008.

Certain Product Liability Litigation

Diet Drug Litigation

We continue to address the challenges of our diet drug litigation, which is described in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2006 Financial Report as incorporated in our 2006 Annual Report on Form 10-K and in Note 7 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and in the “Contingencies and Commitments” notes to our consolidated condensed financial statements contained in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007. The $2,320.5 million reserve balance at September 30, 2007 represents our best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, opt outs from the nationwide settlement and PPH claims, and including our legal fees related to the diet drug litigation. It is possible that additional reserves may be required in the future, although we do not believe that the amount of any such additional reserves is likely to be material.

Hormone Therapy Litigation

During 2006, we began the first of a number of trials in our hormone therapy litigation, which is discussed in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2006 Financial Report as incorporated in our 2006 Annual Report on Form 10-K and in Note 7 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and in the “Contingencies and Commitments” notes to our consolidated condensed financial statements contained in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007. As of September 30, 2007, we were defending approximately 5,300 actions brought on behalf of approximately 7,900 women in various federal and state courts throughout the United States for personal injuries, including primarily claims for breast cancer, as well as claims for (among other conditions) stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMPRO or PREMARIN. During the third quarter of 2007, one additional hormone therapy case was tried (Rowatt), resulting in a verdict in favor of three plaintiffs totaling $35.0 million in

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

compensatory damages and $99.0 million in punitive damages. We have filed motions for post-trial relief, and if no relief is granted, we intend to file an appeal from the judgment. We believe that we have strong arguments for reversal or reduction of the awards on appeal due to the significant number of legal errors made during the trial and in the charge to the jury and due to a lack of evidence to support aspects of the verdict. In other developments during the third quarter, the $1.5 million plaintiffs’ compensatory verdict in the Daniel case was vacated by the trial court and a new trial was ordered. Summary judgment was granted in our favor on statute of limitations and expert evidence grounds in the Coleman and Zandi cases, respectively. Trials of additional hormone therapy cases are scheduled throughout 2007 and into 2008. Individual trial results depend on a variety of factors, including many that are unique to the particular case, and our trial results to date, therefore, may not be predictive of future trial results. As we have not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, we have not established any litigation accrual for our hormone therapy litigation.

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

Late in 2005, we reached agreement with Teva on a settlement of the U.S. patent litigation pertaining to Teva’s generic version of our EFFEXOR XR (extended release capsules) antidepressant. Under licenses granted to Teva as part of the settlement, Teva launched a generic version of EFFEXOR (immediate release tablets) in the United States in August 2006 and will be permitted to launch a generic version of EFFEXOR XR (extended release capsules) in the United States beginning on July 1, 2010, subject to earlier launch based on specified events. Events that could trigger an earlier U.S. market entry by Teva with generic versions of EFFEXOR XR (extended release capsules) include specific market conditions or developments regarding the applicable Wyeth patents, including the outcome of other generic challenges to the patents. Six lawsuits concerning such generic challenges currently are pending. An additional lawsuit against a company that has filed an application pursuant to 21 U.S.C. 355(b)(2) challenging these same patents and seeking FDA approval to market venlafaxine HCl extended release tablets also is pending. Venlafaxine HCl is the active ingredient used in EFFEXOR XR. There can be no assurance that the outcome of these litigations or the occurrence of specific market conditions will not trigger generic entry, by Teva or another generic manufacturer, earlier than July 1, 2010. In connection with the licenses pursuant to the settlement, Teva will pay us specified percentages of gross profit from sales of each of the Teva generic versions, subject to adjustment or suspension based on

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

market conditions and developments regarding the applicable patent rights. We estimate that approximately 90% of EFFEXOR (immediate release tablets) prescriptions in the United States have been converted to Teva’s generic versions since the August 2006 launch. While it is possible that Teva’s introduction of a generic version of EFFEXOR (immediate release tablets) in the United States could adversely impact our U.S. sales of EFFEXOR XR (extended release capsules), we have not experienced an impact to date and continue to anticipate that any impact will be modest given the significant differences in product profiles.

We recently granted a covenant not to sue to Sun Pharmaceutical Industries, Ltd. (Sun), which has filed an Abbreviated New Drug Application (ANDA) seeking FDA approval to market venlafaxine HCl extended release tablets. The covenant not to sue is limited to the same three patents involved in the above-mentioned litigations and also limited to the specific tablet product that is the subject of Sun’s ANDA. Based on existing FDA practice, Sun’s ANDA for a tablet product could be approved without regard to Teva’s 180-day generic exclusivity as the first company to file an ANDA challenging these patents for a capsule product. Sun did not make any allegations as to our patent covering the compound venlafaxine, and the covenant not to sue does not apply to that patent. Accordingly, Sun’s ANDA could be approved as early as the expiration of that patent, and its associated pediatric exclusivity period, on June 13, 2008, but no sooner. We anticipate that, if approved, the FDA would not rate Sun’s tablet product as therapeutically equivalent, also referred to as AB-rated, to EFFEXOR XR (extended release capsules). Therefore, the Sun tablet product ordinarily would not be substitutable for EFFEXOR XR (extended release capsules) at the pharmacy level. However, in the event that Sun obtains approval of its ANDA and successfully launches its tablet product, our sales of EFFEXOR XR (extended release capsules) would be negatively impacted.

In addition, pursuant to an agreement reached with Teva with respect to a generic version of EFFEXOR XR (extended release capsules) in Canada, Teva launched a generic version of EFFEXOR XR (extended release capsules) in Canada in December 2006. Teva’s launch of generic versions of EFFEXOR XR (extended release capsules) in Canada has caused our combined EFFEXOR and EFFEXOR XR net revenue in the Canadian market to decrease approximately 78% for the 2007 third quarter and 71% for the 2007 first nine months compared with the 2006 third quarter and first nine months, respectively, and we believe that the recent entry of additional generic competition into the Canadian market will further accelerate this decline in Canada. As a result of the introduction of additional generic competition, our royalty from Teva on its Canadian sales of generic extended release venlafaxine HCl capsules has been suspended.

Additionally, generic versions of EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) have been introduced in select markets outside the United States and Canada. The impact on our 2007 third quarter and first nine months results was limited, and we expect the impact on our results for the remainder of 2007 to be limited.

Our sales of ZOSYN could be significantly affected if the product faces generic competition in the United States and other major markets in the future. The compound patent claiming one of the active ingredients of ZOSYN expired in the United States in February 2007. Additional process and manufacturing patents extend beyond that expiration. Our new formulation of ZOSYN was approved by the FDA in 2005 and has additional patent

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

protection extending to 2023. Although generic competition for ZOSYN in the United States could arrive at any time, we believe that the timing and impact of generic competition in the United States will depend upon the FDA’s response to the petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2006 Financial Report as incorporated in our 2006 Annual Report on Form 10-K, and other factors. The compound patent claiming one of the active ingredients in ZOSYN (TAZOCIN internationally) expired in most major markets outside the United States in early July 2007. Accordingly, we face generic competition in Spain, Portugal and Greece and may face generic competition in additional countries in the near future. On September 24, 2007, Health Canada approved a generic version of TAZOCIN in Canada, and, as a result, we soon may face generic competition in Canada.

In December 2006, we received a request from the EMEA to change the currently authorized dosage recommendations for PREVENAR in Europe from a three-dose primary series plus one booster dose (3+1) to a two-dose primary series plus one booster dose (2+1). The 2+1 schedule already is used in some EU Member States. During meetings in February 2007, we informed the scientific assessors for PREVENAR that we do not believe that the currently available scientific data provide an adequate basis to support such a change. Following discussions with the scientific assessors, we submitted a proposed change to the labeling as our formal, written response to the EMEA in August 2007, and in October 2007, we received a request for supplementary information from the EMEA. We have had subsequent discussions with the scientific assessors and will make another formal, written response to this request in November 2007. As a result of this process, some changes to the PREVENAR labeling will be made; however, the final labeling and its clinical and commercial impact are unknown.

In recent months, additional analyses of the benefits and risks of hormone therapy in the treatment of menopausal symptoms have been published, including additional analyses of data from the Women’s Health Initiative. We continue to believe that hormone therapy remains a good health care choice for the appropriate woman seeking the relief of moderate to severe menopausal symptoms, including hot flashes, night sweats and vaginal atrophy, and the prevention of postmenopausal osteoporosis. We also believe the product labeling appropriately reflects the product profile. Nevertheless, it is uncertain what impact, if any, the publicity about risks discussed in these publications will have on our net sales of PREMARIN and PREMPRO and our hormone therapy litigation.

Following discussions with the FDA, the EMEA and other boards of health, our supplier for the active ingredient of TYGACIL is in the process of implementing changes to the manufacturing process for the active ingredient of TYGACIL. These process modifications have been approved in the United States and the EU and are awaiting approval in a few additional jurisdictions. These modifications do not affect the safety or efficacy of the product, but our manufacture of additional active pharmaceutical ingredient for TYGACIL is contingent upon successful implementation of these modifications on a timely basis, and we expect supply limitations outside the United States to remain in place until mid-2008. We

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

are managing our launch and commercial strategy in international markets to minimize any potential impact on product supply and are hopeful that we can resolve these issues in the near term. However, depending on a variety of factors, it is possible that these issues could affect our future international sales of TYGACIL.

Generic versions of our product INDERAL LA, which had not been subject to generic competition for many years, entered the U.S. market in early 2007. As a result, net sales of this product in the United States, which totaled approximately $198.0 million for the 2006 full year, declined approximately 87% and 77% in the 2007 third quarter and first nine months, respectively, as compared with the 2006 third quarter and first nine months.

As described in Note 7 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q, on September 7, 2007, the United States District Court for the District of New Jersey denied Wyeth’s and its licensing partner’s (Altana Pharma AG, since acquired by Nycomed GmbH) motion for a preliminary injunction against Teva and Sun seeking to prevent the launch of a generic version of PROTONIX (pantoprazole sodium) prior to resolution of ongoing patent litigation between the parties. The Court determined that Teva had raised sufficient questions about the validity of the patent to preclude issuance of the extraordinary remedy of a preliminary injunction. The Court did not conclude that the patent was invalid or not infringed and emphasized that its findings were preliminary. On October 4, 2007, we filed a notice of appeal from the denial of the motion for preliminary injunction. The case now will proceed to trial, and the Court stated the generic companies would need to meet a higher burden of proof, clear and convincing evidence. Wyeth and Nycomed intend to continue to vigorously enforce our patent rights, continue to believe that the PROTONIX patent is valid and enforceable, and believe that the patent will withstand the challenges by these generic companies. However, the course and outcome of future proceedings cannot be predicted with certainty. It is possible that Teva and/or Sun may launch generic products at any time, which would negatively impact sales of PROTONIX significantly.

As a result of a recent decision of the U.S. Court of Appeals for the Federal Circuit invalidating the enantiomer patent for ALTACE on the basis of obviousness, future alliance revenue from ALTACE will most likely be adversely impacted by potential generic competition for the product. King has announced that it plans to file a motion for rehearing and rehearing en banc.

In October 2007, we commenced a voluntary market withdrawal of our ROBITUSSIN and DIMETAPP “infant” cough and cold medicines. The voluntary withdrawal affects only these “infant” medicines, not those intended and labeled for use in children age two and older. In addition, on October 18-19, 2007, the FDA held a joint meeting of the Pediatric and Nonprescription Drugs Advisory Committees to discuss the safety and efficacy of over-the-counter cough and cold products for use in children. The committees recommended that these products no longer should be used for children under the age of six. We are evaluating the Advisory committees’ recommendations, which could impact the ROBITUSSIN and DIMETAPP family of products.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

The FDA also has scheduled a December 2007 meeting of the Nonprescription Drugs Advisory Committee to discuss the efficacy and safety of phenylephrine, an active ingredient used in our ROBITUSSIN and DIMETAPP family of products. The results of this meeting could impact the ROBITUSSIN and DIMETAPP family of products.

As part of our business, we have made and will continue to make significant investments in assets, including inventory, plant and equipment, that relate to potential new products and potential changes in manufacturing processes or reformulations of existing products. Our ability to realize value on these investments is contingent on, among other things, regulatory approval and market acceptance of these new products, process changes and reformulations. In addition, we have several existing products that are nearing the end of their patent terms. If we are unable to find alternative uses for the assets supporting these products or if we have excess inventory as a result of earlier than anticipated generic entry or otherwise, these assets may need to be evaluated for impairment.

Our Productivity Initiatives

We are continuing with our long-term global productivity initiatives, collectively called Project Springboard, which we launched in 2005, to adapt to the challenging pharmaceutical industry environment. Since inception of our productivity initiatives, total net pre-tax charges of $618.7 million have been recorded with respect to these initiatives. Additional costs associated with the productivity initiatives are expected to continue for several years as further strategic decisions are made. Costs are projected to total approximately $750.0 million to $1,000.0 million, on a pre-tax basis. Throughout the remainder of 2007 and in future years, we will continue with our long-term productivity initiatives with the objective of making Wyeth more efficient and more effective so that we may continue to thrive in this increasingly challenging industry environment.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our 2006 Financial Report as incorporated in our Annual Report on Form 10-K for the year ended December 31, 2006. Other than the adoption of Financial Accounting Standards Board Interpretation No. 48 as discussed in Note 6 to our consolidated condensed financial statements, “Income Taxes,” contained in this quarterly report on Form 10-Q, there were no changes in our critical accounting policies from the year ended December 31, 2006.

Results of Operations

Net Revenue

Worldwide Net revenue increased 9% for the 2007 third quarter and 10% for the 2007 first nine months compared with the 2006 third quarter and first nine months, respectively. The increase in worldwide Net revenue was due to increases in the Pharmaceuticals, Consumer Healthcare and Animal Health segments. Excluding the favorable impact of foreign exchange, worldwide Net revenue increased 6% for the 2007 third quarter and 7% for the 2007 first nine months.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

The following table sets forth worldwide Net revenue results by reportable segment together with the percentage changes from the comparable period in the prior year:

	Net Revenue
(Dollars in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
Segment	2007	2006	% Increase	2007	2006	% Increase
Pharmaceuticals	$4,669.9	$4,260.5	10%	$13,897.6	$12,582.3	10%
Consumer Healthcare	715.0	663.3	8%	1,949.6	1,815.5	7%
Animal Health	234.7	212.0	11%	789.1	732.7	8%

Total	$5,619.6	$5,135.8	9%	$16,636.3	$15,130.5	10%

The following table sets forth the percentage changes in worldwide Net revenue by reportable segment and geographic area from the comparable period in the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

	% Increase (Decrease) Three Months Ended September 30, 2007				% Increase (Decrease) Nine Months Ended September 30, 2007
	Volume	Price	Foreign Exchange	Total Net Revenue	Volume	Price	Foreign Exchange	Total Net Revenue

Pharmaceuticals
United States	(1)%	5%	—	4%	2%	5%	—	7%
International	9%	1%	6%	16%	10%	—	5%	15%

Total	4%	3%	3%	10%	6%	2%	2%	10%

Consumer Healthcare
United States	—	—	—	—	—	—	—	—
International	9%	1%	9%	19%	9%	1%	7%	17%

Total	4%	—	4%	8%	3%	1%	3%	7%

Animal Health
United States	10%	(2)%	—	8%	(2)%	3%	—	1%
International	5%	(1)%	9%	13%	5%	1%	7%	13%

Total	7%	(1)%	5%	11%	2%	2%	4%	8%

Total
United States	—	4%	—	4%	2%	4%	—	6%
International	9%	1%	6%	16%	9%	—	6%	15%

Total	4%	2%	3%	9%	5%	2%	3%	10%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

Pharmaceuticals

Worldwide Pharmaceuticals net revenue increased 10% for the 2007 third quarter and first nine months due primarily to higher sales of PREVNAR, ENBREL, Nutrition products, ZOSYN, EFFEXOR, rhBMP-2, BENEFIX and TYGACIL. PROTONIX sales decreased 6% for the 2007 third quarter, reflecting lower wholesale inventory levels following last quarter’s buildup and the possibility of a generic entry, and increased 5% for the 2007 first nine months. The increase in Pharmaceuticals net revenue was offset, in part, by lower sales of ZOTON and INDERAL LA due to generic competition. PREVNAR global net revenue increased 24% for the 2007 third quarter and 29% for the 2007 first nine months, largely due to the positive impact of NIPs that began in late 2006 in Germany and Mexico. In addition, the Centers for Disease Control and Prevention (CDC) purchased an additional 500,000 doses in the 2007 third quarter for the Pediatric Vaccine Stockpile, increasing total 2007 CDC stockpile purchases to 750,000 doses. ZOSYN sales increased due to the recovery from manufacturing supply limitations that impacted the 2006 first nine months as well as price increases in late 2006 and early 2007. EFFEXOR net revenue for the 2007 third quarter increased primarily as a result of wholesaler inventory levels returning to historical levels and price increases. For the 2007 first nine months, EFFEXOR net revenue increased slightly, primarily due to price increases. Alliance revenue decreased 12% for the 2007 third quarter due to lower alliance revenue associated with sales of the CYPHER stent and ALTACE. Alliance revenue for the 2007 first nine months was slightly higher due to higher sales of ENBREL in the United States and Canada, which were largely offset by lower alliance revenue associated with sales of the CYPHER stent and ALTACE. Excluding the favorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 7% for the 2007 third quarter and 8% for the 2007 first nine months.

Consumer Healthcare

Worldwide Consumer Healthcare net revenue increased 8% for the 2007 third quarter due primarily to an increase in sales of ADVIL, ADVIL PM and CALTRATE. Net revenue increased 7% for the 2007 first nine months due primarily to an increase in sales of CENTRUM, ADVIL, ADVIL PM and CALTRATE. Excluding the favorable impact of foreign exchange, worldwide Consumer Healthcare net revenue increased 4% for the 2007 third quarter and first nine months.

Animal Health

Worldwide Animal Health net revenue increased 11% for the 2007 third quarter due to higher sales of livestock, poultry and companion animal products, which included sales of our recently launched PROMERIS flea and tick products for dogs and cats. Net revenue for the 2007 first nine months increased 8% due primarily to higher sales of livestock, companion animal, poultry and equine products. Excluding the favorable impact of foreign exchange, worldwide Animal Health net revenue increased 6% for the 2007 third quarter and increased 4% for the 2007 first nine months.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

The following tables set forth the significant worldwide Pharmaceuticals, Consumer Healthcare and Animal Health net revenue by product or product family for the three and nine months ended September 30, 2007 and 2006:

Pharmaceuticals
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
EFFEXOR	$957.6	$923.7	$2,825.7	$2,786.0
PREVNAR	634.0	509.8	1,883.4	1,459.6
ENBREL(1)	526.6	378.3	1,479.7	1,083.5
PROTONIX	425.3	452.5	1,449.7	1,375.4
Nutrition	345.8	305.8	1,050.4	894.1
ZOSYN/TAZOCIN	284.1	244.6	845.2	723.2
PREMARIN family	283.0	262.9	791.1	788.5
Oral contraceptives	111.1	105.3	330.0	349.5
BENEFIX	125.1	83.2	303.7	263.0
rhBMP-2	92.8	74.1	284.4	230.6
RAPAMUNE	93.0	83.8	265.2	245.6
REFACTO	85.7	77.7	247.6	225.2
TYGACIL	37.3	20.1	97.0	47.2
ZOTON	22.7	27.7	66.8	106.9
Alliance revenue(1)(2)	314.2	357.3	972.7	968.8
Other	331.6	353.7	1,005.0	1,035.2

Total Pharmaceuticals	$4,669.9	$4,260.5	$13,897.6	$12,582.3

(1)	ENBREL net revenue includes sales of ENBREL outside the United States and Canada, where we have exclusive rights, but does not include our share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen, which we record as alliance revenue.

(2)	Alliance revenue is generated from sales of ENBREL in the United States and Canada, ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

Consumer Healthcare
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
CENTRUM	$173.8	$171.7	$500.8	$475.8
ADVIL	177.9	150.4	497.7	447.9
CALTRATE	59.3	46.9	165.2	144.6
ROBITUSSIN	71.7	78.0	147.9	146.5
PREPARATION H	26.7	25.8	81.4	75.4
CHAPSTICK	38.0	32.5	80.1	72.6
DIMETAPP	26.9	28.4	54.9	54.3
ADVIL COLD & SINUS	19.7	16.6	47.8	42.5
ALAVERT	12.2	12.4	45.9	46.2
Other	108.8	100.6	327.9	309.7

Total Consumer Healthcare	$715.0	$663.3	$1,949.6	$1,815.5

Animal Health
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Livestock products	$116.4	$99.7	$345.8	$313.0
Companion animal products	64.5	63.2	240.6	229.6
Equine products	21.9	22.0	109.9	107.0
Poultry products	31.9	27.1	92.8	83.1

Total Animal Health	$234.7	$212.0	$789.1	$732.7

Sales Deductions

We deduct certain items from gross revenue, which primarily consist of provisions for product returns, cash discounts, chargebacks/rebates, customer allowances and consumer sales incentives. The provision for chargebacks/rebates relates primarily to U.S. sales of pharmaceutical products provided to wholesalers and managed care organizations under contractual agreements or to certain governmental agencies that administer benefit programs, such as Medicaid. While different programs and methods are utilized to determine the chargeback or rebate provided to the customer, we consider both to be a form of price reduction. Chargebacks/rebates are the only deductions from gross revenue that we consider significant and approximated $638.4 million for the 2007 third quarter and $1,920.9 million for the 2007 first nine months compared with $588.6 million for the 2006 third quarter and $1,646.7 million for the 2006 first nine months. The increase in chargebacks/rebates was due primarily to increased managed care rebate rates and increased Medicare Part D rebates, as well as the overall increase in sales.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

Except for chargebacks/rebates, provisions for each of the other components of sales deductions, including product returns, are individually less than 2% of gross sales.

Operating Expenses

Cost of goods sold, as a percentage of Net revenue, increased 1.8 percentage points to 28.8% for the 2007 third quarter compared with 27.0% for the 2006 third quarter and increased 0.7 percentage point to 27.8% for the 2007 first nine months compared with 27.1% for the 2006 first nine months. Charges associated with our productivity initiatives accounted for 1.4 percentage points of the 1.8 percentage points increase for the 2007 third quarter, and accounted for 0.5 percentage point of the 0.7 percentage point increase for the 2007 first nine months. Pharmaceuticals cost of goods sold, as a percentage of net revenue, decreased 0.7 percentage point to 23.9% for the 2007 third quarter due to lower manufacturing losses and variances. For the 2007 first nine months, Pharmaceuticals cost of goods sold, as a percentage of net revenue, increased 0.1 percentage point to 24.5% from 24.4% for the 2006 first nine months. The 2007 first nine months increase resulted from higher inventory adjustments and higher costs associated with FDA-related compliance in the 2007 first quarter at our Guayama, Puerto Rico manufacturing facility, which were offset, in part, by lower manufacturing losses. In addition, Consumer Healthcare cost of goods sold, as a percentage of net revenue, increased for the 2007 third quarter and first nine months due to losses associated with the anticipated redesign of dosing cups for several cough/cold products.

Selling, general and administrative expenses, as a percentage of Net revenue, decreased 1.2 percentage points to 29.7% for the 2007 third quarter from 30.9% for the 2006 third quarter and decreased 1.8 percentage points to 29.3% for the 2007 first nine months compared with 31.1% for the 2006 first nine months. While Net revenue increased at a rate of 9% and 10% for the 2007 third quarter and first nine months, respectively, Selling, general and administrative expenses increased 5.1% and 3.5% for the 2007 third quarter and first nine months, respectively. Selling, general and administrative expenses have grown at a slower rate than Net revenue due to higher sales of certain key pharmaceutical products, such as PREVNAR and ENBREL, requiring lower promotional spending than other marketed pharmaceutical products. The decrease in Selling, general and administrative expenses, as a percentage of Net revenue, also was due to a decrease in selling expenses, as a percentage of Net revenue, in the Pharmaceuticals segment, which was partially offset by pre-launch marketing costs for TORISEL and LYBREL. In addition, general and administrative expenses, as a percentage of Net revenue, decreased due to a reduction in legal expenses.

Research and development expenses increased 5% for the 2007 third quarter and 8% for the first nine months compared with the 2006 third quarter and first nine months. The 2007 third quarter and first nine months increases are primarily due to higher spending on various clinical programs, including methylnaltrexone and 13-valent pneumococcal conjugate vaccine, higher compensation expenses and increased spending on Phase 4 clinical studies associated with products such as TORISEL, TYGACIL and PREVNAR.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

Interest Income, Net and Other Income

Interest income, net for the three and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Interest expense	$179.0	$145.8	$505.3	$423.0
Interest income	(196.1)	(134.5)	(517.7)	(371.8)
Less: Amount capitalized for capital projects	(22.5)	(19.4)	(61.0)	(51.3)

Total interest income, net	$(39.6)	$(8.1)	$(73.4)	$(0.1)

Other income, net increased by $21.9 million for the 2007 third quarter compared with the 2006 third quarter due to lower miscellaneous expenses and increased $46.2 million for the 2007 first nine months compared with the 2006 first nine months due primarily to the divestiture of several smaller products in Europe by the Pharmaceuticals segment. Included in Other income, net are pre-tax gains from product divestitures of approximately $2.7 million and $60.3 million for the 2007 third quarter and first nine months, respectively, compared with $4.4 million and $38.7 million for the 2006 third quarter and first nine months, respectively.

Income (Loss) before Income Taxes

The following table sets forth worldwide income (loss) before income taxes by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Income (Loss) before Income Taxes
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions) Segment	2007	2006	% Increase/ (Decrease)	2007	2006	% Increase/ (Decrease)
Pharmaceuticals(1)	$1,604.8	$1,400.5	15%	$4,870.5	$4,176.5	17%
Consumer Healthcare(1)	121.3	173.9	(30)%	329.4	354.7	(7)%
Animal Health	35.1	31.7	11%	167.1	148.2	13%
Corporate(2)	(127.3)	(160.5)	21%	(273.3)	(344.1)	21%

Total	$1,633.9	$1,445.6	13%	$5,093.7	$4,335.3	17%

(1)	Income (loss) before income taxes for the 2007 third quarter and first nine months included gains from product divestitures, primarily in the Pharmaceuticals segment, of approximately $2.7 and $60.3, respectively, compared with $4.4 and $38.7 for the 2006 third quarter and first nine months, respectively.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

(2)	Corporate included a net charge of $117.1 and $209.5 for the 2007 third quarter and first nine months, respectively, compared with a net charge of $80.2 and $154.8 for the 2006 third quarter and first nine months, respectively, related to our productivity initiatives. The activities related to the reportable segments as follows:

	Productivity Initiatives Charges
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2007	2006	2007	2006
Pharmaceuticals	$115.1	$79.5	$199.5	$146.8
Consumer Healthcare	0.9	0.7	6.9	8.0
Animal Health	1.1	—	3.1	—

Total	$117.1	$80.2	$209.5	$154.8

Worldwide Pharmaceuticals income before income taxes for the 2007 third quarter increased 15% due primarily to higher net revenue and a higher gross margin earned on worldwide sales of Pharmaceuticals products and higher other income, net, offset, in part, by higher research and development spending. Selling, general and administrative expenses, as a percentage of net revenue, remained consistent with the 2006 third quarter. For the 2007 first nine months, Pharmaceuticals income before income taxes increased 17% due primarily to higher net revenue, lower selling, general and administrative expenses, as a percentage of net revenue and higher other income, net, offset, in part, by higher research and development spending. Gross margin declined slightly for the 2007 first nine months to 75.5% from 75.6% for the 2006 first nine months.

Worldwide Consumer Healthcare income before income taxes for the 2007 third quarter decreased 30% due primarily to higher cost of goods sold and selling, general and administrative expenses, as a percentage of net revenue, and higher research and development spending, offset, in part, by higher net revenue and higher other income, net. Income before income taxes for the 2007 first nine months decreased 7% due primarily to higher cost of goods sold, as a percentage of net revenue, higher research and development spending and lower other income, net, offset, in part, by higher net revenue. Cost of goods sold for the 2007 third quarter and first nine months was negatively impacted by losses associated with the anticipated redesign of dosing cups for several cough/cold products.

Worldwide Animal Health income before income taxes for the 2007 third quarter and first nine months increased 11% and 13%, respectively, due primarily to higher net revenue and lower cost of goods sold and selling, general and administrative expenses, as a percentage of net revenue, offset, in part, by higher research and development spending and lower other income, net.

Corporate expenses, net for the 2007 third quarter and first nine months were $127.3 million and $273.3 million, respectively, compared with $160.5 million and $344.1 million for the 2006 third quarter and first nine months. The decrease in Corporate expenses, net, resulted from lower general and administrative expenses and higher interest income, net.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

Income Taxes

The effective tax rate was 29.9% and 29.4% for the 2007 third quarter and first nine months, respectively, compared with 20.0% and 22.9% for the 2006 third quarter and first nine months, respectively. Excluding certain items affecting comparability (as discussed below under “Consolidated Net Income and Diluted Earnings per Share Results”), the effective tax rate was 29.6% and 29.3% for the 2007 third quarter and first nine months, respectively, compared with 25.2% and 24.8% for the 2006 third quarter and first nine months, respectively. These increases in the effective tax rates for the 2007 third quarter and first nine months reflected the impact of higher sales of certain Pharmaceuticals products, such as ENBREL and PREVNAR, that are manufactured in less favorable tax jurisdictions, increased expenditures on research and development in non-U.S. locations, and certain state tax law changes enacted during the 2007 second quarter that required a write-down of related deferred tax assets.

Consolidated Net Income and Diluted Earnings per Share Results

Net income and diluted earnings per share for the 2007 third quarter were $1,145.9 million and $0.84, respectively, compared with net income and diluted earnings per share of $1,156.9 million and $0.85, respectively, for the 2006 third quarter, a 1% decrease in net income and diluted earnings per share. Net income and diluted earnings per share for the 2007 first nine months were $3,598.5 million and $2.63, respectively, compared with net income and diluted earnings per share of $3,341.3 million and $2.45, respectively, for the 2006 first nine months, increasing 8% and 7%, respectively.

Our management uses various measures to manage and evaluate our performance and believes it is appropriate to specifically identify certain significant items included in net income and diluted earnings per share to assist investors with analyzing ongoing business performance and trends. In particular, our management believes that comparisons between 2007 and 2006 third quarter and first nine months results of operations were impacted by the following items that are included in net income and diluted earnings per share:

•

2007 third quarter net charges of $117.1 million ($86.0 million after-tax or $0.06 per share-diluted) and 2007 first nine months net charges of $209.5 million ($152.5 million after-tax or $0.11 per share-diluted) related to our productivity initiatives.

•

2006 third quarter net charges of $80.2 million ($54.9 million after-tax or $0.04 per share-diluted) and 2006 first nine months net charges of $154.8 million ($106.4 million after-tax or $0.08 per share-diluted) related to our productivity initiatives.

•	2006 third quarter favorable income tax adjustment of $70.4 million ($0.05 per share-diluted) related to the reduction of certain deferred tax asset valuation allowances.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

The productivity initiatives charges and the favorable income tax adjustment have been identified as significant items by our management as they are not considered to be indicative of continuing operating results. Excluding the 2007 and 2006 third quarter and first nine months productivity initiatives charges and the 2006 favorable income tax adjustment, net income and diluted earnings per share increased for the 2007 third quarter and first nine months due primarily to higher net revenue, lower selling, general and administrative expenses, as a percentage of net revenue, higher interest income, net and higher other income, net offset, in part, by higher cost of goods sold, as a percentage of net revenue, higher research and development spending and increased income taxes.

Liquidity, Financial Condition and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents increased $3,060.6 million during the 2007 first nine months. Sources of cash flows during the 2007 first nine months related primarily to the following items:

•	Net increase in cash from operating activities of $4,265.2 million;
•	Proceeds of $2,500.0 million related to the issuance of long-term debt;
•	Proceeds of $1,152.0 million related to the sales and maturities of marketable securities;
•	Proceeds of $697.4 million related to the exercise of stock options; and
•	Proceeds of $87.5 million related to sales of assets.

These sources of cash were partially offset by the following items:

•	Purchases of $2,323.4 million of marketable securities;
•	Purchases of Wyeth common stock for treasury totaling $1,213.9 million;
•	Dividend payments of $1,048.6 million;
•	Capital expenditures totaling $872.4 million; and
•	Purchase of the remaining equity interest in Wyeth K.K., our Japanese joint venture with Takeda Pharmaceuticals Company Limited totaling $221.7 million.

The change in working capital, which used $14.9 million of cash as of September 30, 2007, excluding the effects of foreign exchange, was primarily due to higher inventory levels of PREVNAR and ENBREL to support increased sales demands and higher accounts receivable balances relating to increased sales partially offset by higher accounts payable and accrued taxes.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

Total Debt

At September 30, 2007, we had outstanding $11,764.7 million in total debt, which consisted of notes payable and other debt. Maturities of our obligations as of September 30, 2007 are set forth below:

(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Total debt	$11,764.7	$427.2	$20.6	$1,552.1	$9,764.8

The following represents our credit ratings as of September 30, 2007:

	Moody’s	S&P	Fitch
Short-term debt	P-2	A-1	F-2

Long-term debt	A3	A +	A-

Outlook	Positive	Stable	Stable

Last rating update	September 28, 2007	June 21, 2007	September 27, 2007

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

Other

On September 27, 2007, our Board of Directors approved an increase to our previously authorized share repurchase program, which inclusive of approximately $1.2 billion in repurchases already executed in 2007 as of that date, authorizes us to buy back up to $5.0 billion of our common stock. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. We intend to fund the share repurchase program with cash from operations.

We file tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. We anticipate that the statute of limitations on the Internal Revenue Service (IRS) audit for the 1998-2001 tax years will expire on December 31, 2007. Certain issues relating to this audit have been effectively settled during the 2007 third quarter with the use

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

of cash and deferred tax assets, resulting in a net decrease of unrecognized tax benefits of approximately $120.0 million. As a result of cash payments, use of deferred tax assets, the settlement of the IRS audit and the settlement of audits in various state and foreign jurisdictions, we believe that it is reasonably possible that there will be a net decrease of up to $280.0 million in our unrecognized tax benefits in the next 12 months.

The IRS has begun its examination of our tax returns for the 2002-2005 tax years. As a part of this audit, the IRS will likely examine the pricing of our cross-border arrangements. While we believe that the pricing of these arrangements is appropriate and that our reserves are adequate with respect to such pricing, it is possible that the IRS will propose adjustments in excess of such reserves and that the conclusion of the audit will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on our results of operations or cash flows in the period in which an adjustment is recorded and in future periods. We believe that an unfavorable resolution for open tax years would not be material to our financial position; however, each year we record significant tax benefits with respect to our cross-border arrangements, and the possibility of a resolution that is material to our financial position cannot be excluded.

As more fully described in Note 7 to the consolidated condensed financial statements, “Contingencies and Commitments,” and in our 2006 Financial Report as incorporated in our 2006 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K filed since the filing of our 2006 Annual Report on Form 10-K, we are involved in various legal proceedings. We intend to vigorously defend ourselves and our products in these litigations and believe our legal positions are strong. However, in light of the circumstances discussed therein, it is not possible to determine the ultimate outcome of our legal proceedings, and, therefore, it is possible that the ultimate outcome of these proceedings could be material to our financial position, results of operations and/or cash flows.

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

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

•	Our expectations regarding compliance at our manufacturing facilities;
•

Anticipated receipt of, and timing with respect to, regulatory filings and approvals and anticipated product launches, including, without limitation, each of the pipeline products discussed under “Our Product Pipeline” above;

•

Our expectations regarding the future regulatory approval process for PRISTIQ for the treatment of major depressive disorder and the treatment of vasomotor symptoms associated with menopause, including the approvable letters and discussions with the FDA relating thereto;

•	Our expectations regarding our regulatory filing for APRELA;
•	Emerging clinical data on our marketed and pipeline products and the impact on regulatory filings, market acceptance and/or product sales;
•	Anticipated developments relating to product supply, pricing and sales of our key products;
•	Sufficiency of facility capacity for growth;
•	Changes in our product mix;
•	Our ability to succeed in our strategy with certain products of focusing on higher value prescriptions within the third-party managed care segment;
•	Uses of cash and borrowings;
•	Timing and results of research and development activities, including those with collaboration partners;
•	Anticipated profile of, and prospects for, our product candidates;
•	Estimates and assumptions used in our critical accounting policies;
•	Costs related to product liability, patent litigation, environmental matters, government investigations and other legal proceedings;
•	Projections of our future effective tax rates, the impact of tax planning initiatives and resolution of audits of prior tax years;
•

Opinions and projections regarding impact from, and estimates made for purposes of accruals for future liabilities with respect to taxes, product liability claims and other litigation (including the diet drug litigation and hormone therapy litigation), environmental cleanup and other potential future costs;

•	Various aspects of the diet drug and hormone therapy litigation;
•	Calculations of projected benefit obligations under pension plans, expected contributions to pension plans and expected returns on pension plan assets;
•	Assumptions used in calculations of deferred tax assets;
•	Anticipated amounts of future contractual obligations and other commitments;
•	The financial statement impact of changes in generally accepted accounting principles;
•	Plans to vigorously defend various lawsuits;
•	Our and our collaboration partners’ ability to protect our intellectual property, including patents;
•	Minimum terms for patent protection with respect to various products;
•	Impact of our settlement of patent litigation with Teva regarding EFFEXOR XR, the covenant not to sue granted to Sun and the timing and impact of generic competition for EFFEXOR and EFFEXOR XR;

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

•	Timing and impact of generic competition for PROTONIX and our expectations regarding the outcome of our patent litigation against generic manufacturers with regard to PROTONIX;
•	Timing and impact of generic competition for ZOSYN/TAZOCIN;
•	Impact of manufacturing process issues at certain manufacturing sites outside the United States;
•	Impact of process modifications relating to manufacture of the active ingredient in TYGACIL;
•	Impact of legislation or regulation affecting product approval, pricing, reimbursement or patient access, both in the United States and internationally;
•	Impact of managed care or health care cost-containment;
•	Impact of competitive products, including generics; and
•	Impact of economic conditions, including interest rate and exchange rate fluctuations.

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

and Results of Operations

Three Months and Nine Months Ended September 30, 2007

is subject to substantial risks and uncertainties, including those identified in this report. Investors, potential investors and others should give careful consideration to these risks and uncertainties.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk disclosures appearing on page 62 of our 2006 Financial Report as incorporated by reference in our 2006 Annual Report on Form 10-K have not materially changed from December 31, 2006. At September 30, 2007, the fair values of our financial instruments were as follows:

(In millions) Description	Notional/ Contract Amount	Assets (Liabilities)
		Carrying Value	Fair Value
Forward contracts(1)	$2,389.3	$1.5	$1.5
Option contracts(1)	3,904.6	(5.4)	(5.4)
Interest rate swaps	5,300.0	(1.0)	(1.0)
Outstanding debt(2)	11,765.7	(11,764.7)	(11,844.2)

(1)	If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net payable on the forward contracts and option contracts would collectively decrease or increase by approximately $230.6.

(2)	If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $833.8.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The fair value of forward contracts, currency option contracts and interest rate swaps reflects the present value of the contracts at September 30, 2007, and the fair value of outstanding debt instruments reflects a current yield valuation based on observed market prices as of September 30, 2007.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the 2007 third quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as part of our productivity initiatives, in the 2007 first nine months, we outsourced certain accounting and administrative support functions to Accenture LLC (Accenture) pursuant to the master services agreement that we entered into in July 2006. As part of these productivity initiatives, we expect to make additional system changes in future quarters that may be significant, including the transition of certain additional functions to Accenture and the expanded use of SAP as the primary Enterprise Resource Planning system, replacing standalone JD Edwards applications, at most of our major locations over the next several years.

Part II–Other Information

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following tables provide certain information with respect to our repurchases of shares of our common stock during the 2007 third quarter:

Previous Share Repurchase Program(1)

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Shares that May Yet Be Purchased under the Plans or Programs(1)
July 1, 2007 through July 31, 2007	3,612,521	$49.24	3,600,000	11,844,283
August 1, 2007 through August 31, 2007	4,482,686	47.39	4,480,916	7,363,367
September 1, 2007 through September 26, 2007	1,018,734	45.50	1,000,000	6,363,367

Total	9,113,941	$47.91	9,080,916

New Share Repurchase Program(1)

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	Maximum Number of Dollars (in Millions) that May Yet Be Purchased under the Plans or Programs(1)
September 27, 2007 through September 30, 2007	—	—	—	$3,811.8

(1)	A previously authorized Share Repurchase Program, which had been announced on January 25, 2007, allowed for future purchases of up to 30,000,000 shares of our common stock. On September 27, 2007, our Board of Directors approved an increase to our previously authorized Share Repurchase Program that authorizes us to buy back up to $5,000.0 million of our common stock. This is inclusive of approximately $1,188.2 million in repurchases already executed during 2007 as of that date. No repurchases were made under the amended program through September 30, 2007. The Share Repurchase Program has no time limit and may be suspended for periods or discontinued at any time.

(2)	In addition to purchases under the Share Repurchase Program, this column reflects the following transactions during the 2007 third quarter: (i) the deemed surrender to us of 2,734 shares of common stock to satisfy tax withholding obligations in connection with the distribution of shares held in trust for employees who deferred receipt of such shares; (ii) the open market purchase of 13,010 shares of common stock to satisfy equivalent dividends paid to employees’ and non-employee directors’ restricted stock trust holdings; (iii) the open market purchase of 8,024 shares of common stock in connection with the administration of our stock option program; and (iv) the surrender to us of 9,257 shares of common stock to satisfy tax withholding obligations for employees in connection with the issuance of restricted stock and/or performance share awards.

Item 6.	Exhibits

	Exhibit No.	Description

	(10.1)	Amendment to the Wyeth 2005 Amended and Restated Stock Incentive Plan, effective as of September 27, 2007.

	(10.2)	Amendment to the Wyeth 2002 Stock Incentive Plan, Wyeth 1999 Stock Incentive Plan and Wyeth 1996 Stock Incentive Plan, effective as of September 27, 2007.

	(10.3)	Amendment to the 1994 Restricted Stock Plan for Non-Employee Directors, effective as of September 27, 2007.

	(10.4)	Form of Amendment to existing 1998 Severance Agreements for Executive Officers and Certain Key Employees to be entered into between the Company and all executive officers and certain key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

	(10.5)	Form of Amendment to existing 1998 Severance Agreements for Other Key Employees to be entered into between the Company and other key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

	(10.6)	Form of Amendment to existing 2006 Severance Agreements for Executive Officers and Certain Key Employees to be entered into between the Company and all executive officers and certain key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibits 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

	(10.7)	Form of Amendment to existing 2006 Severance Agreements for Other Key Employees to be entered into between the Company and other key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.8)	Form of Amendment to existing 2006 Severance Agreements for Other New Key Employees to be entered into between the Company and other key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.9)	Form of Severance Agreement for New Executive Officers and Certain New Key Employees that have not entered into existing Severance Agreements to be entered into between the Company and such individuals from time to time following September 2007.

(10.10)	Form of Severance Agreement for Other New Key Employees that have not entered into the Severance Agreement referred to in Exhibit 10.9 and that have not entered into existing Severance Agreements to be entered into between the Company and such individuals from time to time following September 2007.

(10.11)	Credit agreement, dated as of August 2, 2007, among Wyeth, the banks and other financial institutions from time to time parties thereto, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-lead Arrangers and Joint Bookrunners, Citicorp USA Inc., as Syndication Agent, Bank of America, N.A., The Bank of Nova Scotia and UBS Securities LLC, as Co-documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 8, 2007.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wyeth

(Registrant)

By:	/s/ Paul J. Jones
Paul J. Jones Vice President and Controller (Duly Authorized Signatory and Chief Accounting Officer)

Date: November 7, 2007

Exhibit Index

Exhibit No.	Description

(10.1)	Amendment to the Wyeth 2005 Amended and Restated Stock Incentive Plan, effective as of September 27, 2007.

(10.2)	Amendment to the Wyeth 2002 Stock Incentive Plan, Wyeth 1999 Stock Incentive Plan and Wyeth 1996 Stock Incentive Plan, effective as of September 27, 2007.

(10.3)	Amendment to the 1994 Restricted Stock Plan for Non-Employee Directors, effective as of September 27, 2007.

(10.4)	Form of Amendment to existing 1998 Severance Agreements for Executive Officers and Certain Key Employees to be entered into between the Company and all executive officers and certain key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibit 10.56 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.5)	Form of Amendment to existing 1998 Severance Agreements for Other Key Employees to be entered into between the Company and other key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibit 10.57 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.6)	Form of Amendment to existing 2006 Severance Agreements for Executive Officers and Certain Key Employees to be entered into between the Company and all executive officers and certain key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibits 10.58 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.7)	Form of Amendment to existing 2006 Severance Agreements for Other Key Employees to be entered into between the Company and other key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibit 10.59 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

EX-1

(10.8)	Form of Amendment to existing 2006 Severance Agreements for Other New Key Employees to be entered into between the Company and other key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibit 10.61 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.9)	Form of Severance Agreement for New Executive Officers and Certain New Key Employees that have not entered into existing Severance Agreements to be entered into between the Company and such individuals from time to time following September 2007.

(10.10)	Form of Severance Agreement for Other New Key Employees that have not entered into the Severance Agreement referred to in Exhibit 10.9 and that have not entered into existing Severance Agreements to be entered into between the Company and such individuals from time to time following September 2007.

(10.11)	Credit agreement, dated as of August 2, 2007, among Wyeth, the banks and other financial institutions from time to time parties thereto, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-lead Arrangers and Joint Bookrunners, Citicorp USA Inc., as Syndication Agent, Bank of America, N.A., The Bank of Nova Scotia and UBS Securities LLC, as Co-documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 8, 2007.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-1