Form 10-K
period 2007-12-31
WYETH
filed 2008-02-29
CIK 5187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

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

Aggregate market value at June 30, 2007	$76,655,245,631

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at January 31, 2008
Common Stock, $0.33 1/3 par value	1,337,969,136

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

(1)	2007 Financial Report—In Parts I and II
(2)	Definitive Proxy Statement to be filed on or about March 14, 2008 – In Part III

PART I

ITEM 1.	BUSINESS

General

Unless stated to the contrary, or unless the context otherwise requires, references to “Wyeth,” “the company,” “our company,” “our,” or “us” in this report include Wyeth and its subsidiaries.

Wyeth, a Delaware corporation, organized in 1926, is currently engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in three primary businesses: Wyeth Pharmaceuticals, which we refer to as Pharmaceuticals, Wyeth Consumer Healthcare, which we refer to as Consumer Healthcare, and Fort Dodge Animal Health, which we refer to as Animal Health. Pharmaceuticals includes branded human ethical pharmaceuticals, biotechnology products, vaccines and nutrition products. Principal Pharmaceuticals products include neuroscience therapies, vaccines, musculoskeletal therapies, nutrition products, gastroenterology drugs, anti-infectives, oncology therapies, hemophilia treatments, immunological products and women’s health care products. Consumer Healthcare products include analgesics, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal, asthma and personal care items sold over-the-counter. Principal Animal Health products include vaccines, pharmaceuticals, parasite control and growth implants.

The following significant transactions are further described in Note 2 to our consolidated financial statements, Significant Transactions, in our 2007 Financial Report, which is incorporated herein by reference:

•	The 2005 collaboration agreements entered into with Progenics Pharmaceuticals, Inc. (Progenics) and with Trubion Pharmaceuticals, Inc. (Trubion);

•

The equity purchase agreement with Takeda Pharmaceutical Company, Limited (Takeda), whereby we increased our ownership of an affiliated entity in Japan from 60% to 70% in 2005 and from 70% to 80% in 2006 and purchased the remaining 20% minority interest held by Takeda in 2007; and

•	The 2007, 2006 and 2005 net gains on sales and dispositions of assets.

Reportable Segments

Financial information, by reportable segment, for each of the three years ended December 31, 2007, 2006 and 2005 is set forth in Note 15 to our consolidated financial statements, Company Data by Segment, in our 2007 Financial Report.

We have four reportable segments: Pharmaceuticals, Consumer Healthcare, Animal Health and Corporate. Our Pharmaceuticals, Consumer Healthcare and Animal Health reportable segments are strategic business units that offer different products and services. The reportable segments are managed separately because they develop, manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. We sell our diversified line of products to wholesalers, pharmacies, hospitals, physicians, retailers and other health care institutions located in various markets in more than 145 countries throughout the world. Wholesale distributors and large retail establishments account for a large portion of our net revenue and trade receivables, especially in the United States. Our top three wholesale distributors accounted for approximately 32%, 31% and 29% of our net revenue in 2007, 2006 and 2005, respectively. Our largest wholesale distributor accounted for approximately 13%, 14% and 12% of net revenue in 2007, 2006 and 2005, respectively. We continuously monitor the creditworthiness of our customers. The product designations appearing in differentiated type are trademarks.

PHARMACEUTICALS SEGMENT

The Pharmaceuticals segment develops, manufactures, distributes and sells branded human ethical pharmaceuticals, biotechnology products, vaccines and nutrition products. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, physicians, retailers and other human health care institutions. Some of these sales are made to large buying groups representing certain of these customers. Principal product categories and their respective products are: neuroscience therapies including EFFEXOR and EFFEXOR XR (marketed as EFEXOR and EFEXOR XR internationally); vaccines including PREVNAR (marketed as PREVENAR internationally); musculoskeletal therapies including ENBREL (co-promoted in the United States and Canada with Amgen, Inc. (Amgen)); nutrition products including S-26 GOLD, PROGRESS GOLD and PROMIL GOLD (international markets only); gastroenterology drugs including PROTONIX

(U.S. market only) and ZOTON (international markets only); anti-infectives including ZOSYN (marketed as TAZOCIN internationally) and TYGACIL; oncology therapies including TORISEL; hemophilia treatments including BENEFIX Coagulation Factor IX (Recombinant) and REFACTO albumin-free formulated Factor VIII (Recombinant); immunological products including RAPAMUNE; and women’s health care products including PREMARIN, PREMPRO and LYBREL. We manufacture these products in the United States and Puerto Rico, and in 13 other countries.

Sales of EFFEXOR and EFFEXOR XR were 17%, 18% and 18% of net revenue for 2007, 2006 and 2005, respectively. In addition, sales of ENBREL, including the alliance revenue recognized from a co-promotion agreement with Amgen for the United States and Canada, were 14% and 12% of net revenue for 2007 and 2006, respectively. Also, sales of PREVNAR were 11% of net revenue for 2007. Except as noted above, no other single Pharmaceuticals product accounted for more than 10% of net revenue in 2007, 2006 or 2005.

CONSUMER HEALTHCARE SEGMENT

The Consumer Healthcare segment develops, manufactures, distributes and sells over-the-counter health care products. Principal Consumer Healthcare product categories and their respective products are: analgesics including ADVIL; cough/cold/allergy remedies including ROBITUSSIN, DIMETAPP and ALAVERT; nutritional supplements, including the CENTRUM family of products and CALTRATE; and hemorrhoidal, asthma and personal care items including PREPARATION H and CHAPSTICK. These products are generally sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising. We manufacture these products in the United States and Puerto Rico, and in six other countries.

No single Consumer Healthcare product or category of products accounted for more than 10% of net revenue in 2007, 2006 or 2005.

ANIMAL HEALTH SEGMENT

The Animal Health segment develops, manufactures, distributes and sells animal biological and pharmaceutical products. Principal Animal Health product categories and their respective products are: vaccines including WEST NILE – INNOVATOR; pharmaceuticals; internal and external parasite control including CYDECTIN and PROMERIS; and growth implants. These products are sold to wholesalers, veterinarians and other animal health care providers. We manufacture these products in the United States and in seven other countries.

No single Animal Health product or category of products accounted for more than 10% of net revenue in 2007, 2006 or 2005.

CORPORATE SEGMENT

Corporate is primarily responsible for the audit, controller, treasury, tax and legal operations of our businesses. This segment maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to our overall management that are not allocated to the other reportable segments. See Note 15 to our consolidated financial statements, Company Data by Segment, in our 2007 Financial Report for Corporate segment information.

Sources and Availability of Raw Materials

Generally, raw materials and packaging supplies are purchased in the open market from various outside vendors. Materials for certain of our products, including PREVNAR, ENBREL, BENEFIX, RAPAMUNE, REFACTO, ZOSYN, TYGACIL and oral contraceptives, are sourced from sole third-party suppliers. Commodities such as milk, which is used in large quantities by our Nutrition business and has recently been subject to sharp price increases, often experience price volatility caused by conditions outside of our control, including fluctuations in commodities markets, currency fluctuations and changes in governmental programs. The loss of any sole source of supply or substantial increase in the price, or interruption in the supply of, any important raw material or commodity could have a material effect on our future results of operations.

Patents and Trademarks

Patent protection is, in the aggregate, considered to be of material importance in our marketing of pharmaceutical products in the United States and in most major international markets. Patents may cover products, formulations, processes for or intermediates used in the manufacture of products, or the uses of products. We own, have applied for or are licensed under a large number of patents, both in the United States and in other countries. Protection for individual products extends for varying periods in accordance with the date of grant and the legal life of patents in countries in which patents are granted. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope and the availability of legal remedies in the applicable country. There is no assurance that the patents we or our licensors are seeking will be granted or that the patents we or our licensors have been granted will be found valid if challenged. Moreover, patents relating to particular products, uses, formulations or processes may not preclude competitors from employing alternative processes or from marketing alternative products or formulations that successfully compete with our patented products.

Patent portfolios developed for products introduced by us normally provide market exclusivity in addition to regulatory exclusivity that may be available under applicable pharmaceutical regulatory laws. We consider patent protection for certain products, processes and uses to be important to our operations. For many of our products, in addition to compound patent protection, we or our licensors hold patents on manufacturing processes, formulations or uses that may extend exclusivity beyond the expiration of the compound patent.

Our patent portfolio includes U.S. patents covering the following products that expire (together with any applicable patent term restoration and pediatric extension) in the year set forth opposite the product:

Product	Year
BENEFIX	2011
rhBMP-2	2014
EFFEXOR/EFFEXOR XR*	2008
ENBREL	2012
LYBREL**	2018
PREMPRO	2015
PROTONIX***	2010 (if pediatric extension granted, 2011)
RAPAMUNE	2014
REFACTO	2010
TORISEL	2014 (if restoration granted, 2019)
TYGACIL	2016
ZOSYN****	2007

*	In January 2006, we settled U.S. patent litigation with respect to EFFEXOR XR and granted certain licenses to Teva Pharmaceutical Industries, Ltd. and Teva Pharmaceuticals USA, Inc. (Teva) in connection with the settlement. The patents involved in the Teva litigation, which expire in 2017, relate to methods of using extended release formulations of venlafaxine HCl. These patents are the subject of pending litigation with other generic manufacturers. In 2007, we granted Sun Pharmaceutical Industries Ltd. (Sun) a covenant not to sue under these patents limited to the extended release tablet product defined in an Abbreviated New Drug Application (ANDA) filed by Sun with the U.S. Food and Drug Administration (FDA). In addition, in early 2008, we reached a proposed settlement with Osmotica Pharmaceutical Corp. (Osmotica), which has filed a New Drug Application (NDA) seeking FDA approval to market an extended release venlafaxine tablet product. Under the terms of the proposed settlement, we would grant Osmotica a royalty-bearing license under certain of our patents. See Note 14 to our consolidated financial statements, Contingencies and Commitments, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Challenging Business Environment” in our 2007 Financial Report.

**	See Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2007 Financial Report for a discussion of an ANDA filed by a generic manufacturer with respect to LYBREL.

***	Certain of the patents covering PROTONIX are the subject of pending litigation. See Note 14 to our consolidated financial statements, Contingencies and Commitments, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Challenging Business Environment” in our 2007 Financial Report, including the discussion of the emergence of “at risk” generic competition beginning in December 2007.

****	Compound patent protection for ZOSYN expired in the United States in February 2007. Certain additional process and manufacturing patent protection remains. Our new formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection extending to 2023. We believe that the timing and impact of generic competition for ZOSYN in the United States will depend, among other factors, upon the timing and nature of the FDA’s response to the citizen petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2007 Financial Report. However, generic competition for ZOSYN in the United States could occur at any time and likely would have a significant adverse impact on our sales of the product.

For small molecule products, the date listed on the previous page generally is the year of expiration of the compound patents. For RAPAMUNE and LYBREL, the dates listed above relate to method of use patents. For vaccines and biologics products, the patent associated with the date listed above may be a protein, DNA, formulation or component patent.

The list on the previous page does not provide a complete description of the patent protection for the products listed, only our best estimate of the minimum term of U.S. patents covering such products. Multiple patents protect most products, with differing terms and scopes. Later-expiring patents relating to the products listed on the previous page can be directed to particular forms or compositions of the product or to methods of manufacturing or using the product in the treatment of diseases or conditions. Certain of the patents covering the products listed on the previous page are licensed from third parties, and our rights with respect to those patents are defined by the applicable agreements. The list on the previous page does not describe our patent portfolio for these products in countries outside of the United States. There is no guarantee that any particular patent covering our products would not be held invalid, unenforceable or not infringed by a court upon challenge. We also have patent rights covering products not listed on the previous page. Patents on some of our newest products and late-stage product candidates could become significant to our business in the future.

While the expiration of a compound patent may result in a loss of market exclusivity for a small molecule product, commercial benefits may continue to be derived from later-expiring patents on processes and intermediates, patents relating to the use of products, patents relating to novel compositions and formulations; manufacturing trade secrets; trademark use; and marketing exclusivity that may be available under pharmaceutical regulatory laws. The effect of compound patent expiration on our business also depends upon many other factors such as the nature of the market and the position of the product in it, the growth of the market, the complexities and economics of the process for manufacture of the product and the requirements of new drug provisions of the U.S. Federal Food, Drug and Cosmetic Act or similar laws and regulations in other countries.

Extensions to market exclusivity are sought in the United States and other countries through a variety of relevant laws, including laws increasing patent life. Some of the benefits of increases in patent life have been partially offset by a general increase in the number of incentives for and use of generic products. In addition, changes in intellectual property laws in the United States and other countries through amendments to patent and other relevant laws and implementation of international treaties may be favorable or unfavorable to patent holders. Current legislative initiatives in the United States concerning changes in patent law are likely to weaken patent protection in general. The impact of such changes on the pharmaceutical and biotechnology industries, as well as on the research-based universities and institutions with which we collaborate, likely would be negative.

Outside the United States, the extent of intellectual property protection for pharmaceuticals varies widely. While many countries have reasonably strong patent laws, other countries currently provide little or no effective protection for inventions or other intellectual property rights. Under the Trade-Related Aspects of Intellectual Property Agreement administered by the World Trade Organization, over 140 countries have now agreed to provide non-discriminatory protection for most pharmaceutical inventions and to assure that adequate and effective rights are available to patent owners. However, in many countries, this agreement will not become fully effective for many years. It is possible that changes to this agreement will be made in the future that will diminish or further delay its implementation in developing countries. It is too soon to assess how much, if at all, we will benefit commercially from these changes.

The U.S. Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the “Hatch-Waxman Act,” made a complex set of changes to both patent and new-drug-approval laws in the United States. Before the Hatch-Waxman Act, approval of a new drug by the FDA required the applicant to submit complete safety and efficacy studies, i.e., a full NDA. The Hatch-Waxman Act authorizes the FDA to approve generic versions of innovative medicines without such safety and efficacy data under an ANDA. In an ANDA, the generic manufacturer must demonstrate only pharmaceutical equivalence and bioequivalence between the generic version and the NDA-approved drug – not safety and efficacy. New drugs that qualify as “New Chemical Entities” (NCEs) generally receive five years of regulatory exclusivity from the date of approval, meaning that no ANDA relying on the innovator’s data may be submitted during that period. However, a generic manufacturer may file an ANDA alleging that one or more of the patents listed with the innovator’s NDA (so-called “Orange Book” listed patents) are invalid or not infringed as early as four years from NDA approval for an NCE. This allegation is commonly known as a “Paragraph IV certification.” A newly-approved product that is not an NCE, such as, for example, a new formulation of a previously approved drug, may receive three years of regulatory exclusivity following NDA approval, meaning that no ANDA referencing that product may be approved during that period. However, an ANDA referencing such a product may be submitted immediately after approval. The first Paragraph IV ANDA filer may be entitled to a 180-day period of market exclusivity over all other generic manufacturers.

After filing an ANDA containing a Paragraph IV certification, a generic challenger must provide notice to the NDA/patent holder. The NDA/patent holder may then file suit against the generic manufacturer to enforce its patents. If suit is filed within 45 days of the NDA/patent holder’s receiving this notice, then the FDA may not approve the ANDA for 30 months from the date the notice was received (sometimes referred to as the “30-month stay”). In many cases, the trial court reaches a final decision and rules on validity and infringement prior to the expiration of the 30-month stay. If all challenged patents are found invalid or not infringed, then the 30-month stay terminates and the generic manufacturer can enter the market upon receiving FDA approval. However, if one or more patents are found to be infringed, then the court must issue an order prohibiting the FDA from approving the generic product until the expiration of such patent(s). Some lawsuits, however, are not concluded prior to the expiration of the 30-month stay and, in such cases, the FDA may approve the generic product upon the expiration of the period. Upon approval, the generic manufacturer may choose to market its product “at risk” of patent damages, including potential treble damages, unless the innovator seeks, and the court grants, a preliminary injunction preventing the generic manufacturer from marketing its product.

Generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, including EFFEXOR XR and PROTONIX, and we expect this trend to continue. Generic manufacturers are increasingly challenging all types of patents, even compound patents that provide basic patent protection to pharmaceuticals. They are also increasingly filing their ANDAs and challenging patents at the first available opportunity. It is not uncommon to see multiple generic companies filing ANDAs with Paragraph IV certifications four years to the day from the approval of an NCE by the FDA, which is the first day possible. Finally, generic companies are also increasingly using “at risk” launches to pressure innovator companies to settle patent litigation.

Our biotechnology products, including ENBREL and PREVNAR, may face competition from follow-on biologics (also referred to as “biosimilars” or “generic biologics”). In the United States, there is not currently an abbreviated legal pathway to approve follow-on biologics that reference biotechnology products approved under the U.S. Public Health Service Act; however, legislation to establish such a pathway is being considered in Congress. Additionally, the FDA has approved a follow-on biologic product (recombinant human growth hormone) that referenced a biotechnology product approved under the U.S. Federal Food, Drug, and Cosmetic Act. In Europe, the European Commission has granted marketing authorizations for several follow-on biologics pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. If competitors are able to obtain marketing approval for follow-on biologics referencing our biotechnology products, our biotechnology products may become subject to follow-on biologic competition, with the attendant competitive pressure. Expiration or successful challenge of applicable patent rights could generally trigger this competition, assuming any relevant data exclusivity period has expired, and we expect that we could face more litigation with respect to the validity and/or scope of patents relating to our biotechnology products with substantial revenue.

A description of pending litigation with respect to certain of our patent rights, including generic challenges pursuant to the Hatch-Waxman Act, is included in Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2007 Financial Report.

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

Seasonality

Sales of Consumer Healthcare products are affected by seasonal demand for cough/cold products, and as a result, historically, second quarter results for these products tend to be lower than results in other quarters.

Competition

PHARMACEUTICALS SEGMENT

We operate in the highly competitive pharmaceutical industry. We have many major multinational competitors and numerous smaller U.S. and international competitors, including both branded and generic manufacturers. Based on sales, we are among the largest pharmaceutical companies in the world.

Our competitive position is affected by many factors including prices; costs and resources available to develop, enhance and promote products; customer acceptance; product quality and efficacy; patent protection and other intellectual property; development of alternative therapies by competitors; scientific and technological advances; the availability of generic substitutes; and governmental actions affecting drug importation, pricing and generic substitutes. In the United States, the growth of managed care organizations, such as health maintenance organizations and pharmaceutical benefit management companies, has increased competitive pressures. Moreover, the continued growth of generic substitutes is further promoted by legislation, regulation and various incentives enacted and promulgated in both the public and private sectors.

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

ANIMAL HEALTH SEGMENT

We compete with many major multinational competitors and numerous other producers of animal health products worldwide. Based on sales, we believe we rank within the top six competitors in the worldwide animal health marketplace. Important competitive factors include price and cost effectiveness; development of new products and processes; customer acceptance; quality and efficacy; patent and other intellectual property protection; innovation; scientific and technological advances; and promotion to distributors, veterinary professionals and consumers.

Competitive factors affecting some of our principal products are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Financial Report, and under Item 1A. RISK FACTORS below.

Research and Development

Worldwide research and development activities are focused on discovering, developing and bringing to market new products to treat and/or prevent some of the most serious health care problems.

For a discussion of our potential new products in late stage development, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Product Pipeline” in our 2007 Financial Report.

Research and development expenditures totaled $3,256.8 million in 2007, $3,109.1 million in 2006 and $2,749.4 million in 2005, with approximately 93% of these expenditures in the Pharmaceuticals segment for each of the years 2007, 2006 and 2005.

Regulation

Our various health care products and the sale, marketing and manufacturing of these products are subject to regulation by government agencies throughout the world. The primary emphasis of these regulatory requirements is to assure the safety and effectiveness of our products. In the United States, the FDA, under the U.S. Federal Food, Drug and Cosmetic Act and the U.S. Public Health Service Act, regulates many of our health care products, including human and animal pharmaceuticals, vaccines and consumer health care products. The U.S. Federal Trade Commission (FTC) has the authority to regulate the promotion and advertising of consumer health care products including over-the-counter drugs and dietary supplements. The U.S. Department of Agriculture regulates our domestic animal vaccine products. In addition, many states have similar regulatory requirements. The FDA’s enforcement powers include the imposition of criminal and civil sanctions against individuals and companies, including seizures of regulated products. The FDA’s enforcement powers also include its inspection of the facilities operated by us. To facilitate compliance, we from time to time may institute voluntary compliance actions such as product recalls when we believe it is appropriate to do so. Most of our Pharmaceuticals products, and an increasing number of our Consumer Healthcare products, are regulated under the FDA’s new drug or biologics approval processes, which mandate pre-market approval of all new drugs. Such processes require extensive time, testing and documentation for approval, resulting in significant costs for new product introductions. Our U.S. Pharmaceuticals business is also affected by the U.S. Controlled Substances Act, administered by the U.S. Drug Enforcement Administration, which regulates strictly all narcotic and habit-forming drug substances. In addition, in the countries where we do business outside the United States, we are subject to regulatory and legislative climates that, in many instances, are similar to the United States.

In Europe, medicinal products are governed by a framework of European Union (EU) regulations, which apply directly across all EU Member States, and EU Directives, the requirements of which are implemented at a national level. This regulatory framework governs, among other areas, the authorization and conduct of clinical trials, the marketing authorization process for medicinal products, manufacturing and import activities, and post-authorization activities including pharmacovigilance. New medicinal products may either be authorized by the European Commission via a centralized procedure resulting in an EU-wide Marketing Authorization, or by the national regulatory authorities of individual EU Member States via a regulatory procedure that results in harmonized national authorizations. Approval via the centralized procedure is mandatory for medicinal products derived from biotechnology and other high technology processes, for all human medicines intended for use in specified disease categories, and for all designated orphan medicines intended for the treatment of rare diseases. Access to the centralized procedure is also available for a medicinal product that constitutes a significant therapeutic, scientific or technical innovation if such access is, in any other respect, in the interests of patient or animal health.

There were a number of significant legislative changes in Europe during 2007. In January 2007, a new regulation on pediatric medicines came into force which imposes certain obligations on pharmaceutical companies with respect to the investigation of their medicinal products in children. Such obligations may be waived for medicines that are unlikely to benefit children or, in some cases, may be deferred until after the medicine has been authorized in adults. Rewards for the conduct of such studies, including exclusivity extensions, are also available, subject to certain conditions. In July 2007, the European Commission’s Regulation on Penalties entered into force. This new authority enables the European Commission to impose fines on companies for breaches of obligations related to marketing authorizations granted under the centralized procedure.

We devote significant resources to addressing the extensive regulatory requirements applicable to our products in the United States and internationally. In addition, we are subject to other regulations in the United States and internationally, including securities, antitrust, anti-kickback and false claim laws and the U.S. Foreign Corrupt Practices Act.

U.S. federal law also requires drug manufacturers to pay rebates to state Medicaid programs in order for their products to be eligible for federal matching funds under the U.S. Social Security Act. Additionally, a number of states are, or may be, pursuing similar initiatives for rebates and other strategies to contain the cost of pharmaceutical products. The U.S. Federal Vaccines for Children entitlement program enables states to purchase vaccines at federal vaccine prices and limits federal vaccine price increases in certain respects. Federal and state rebate programs are expected to continue.

On September 27, 2007, the U.S. Food and Drug Administration Amendments Act (FDAAA) was signed into law. Among other provisions, the FDAAA provides the FDA with new legal authorities over such matters as drug labeling, drug advertising and the conduct of postmarketing studies.

The U.S. FDA Modernization Act, which was passed in 1997, as extended by the FDAAA, includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for new or currently marketed drugs, if certain pediatric studies requested by the FDA are completed by the applicant. We have obtained these pediatric exclusivity extensions for certain of our products and are considering seeking pediatric exclusivity extensions based on pediatric studies for certain other products. In extending the pediatric exclusivity provision, the FDAAA also imposed new timing restrictions on the process of obtaining pediatric exclusivity extensions that in some cases could make it more difficult for us to obtain such extensions.

Under the U.S. Medicare Prescription Drug Improvement and Modernization Act of 2003, beginning January 1, 2006, Medicare beneficiaries became eligible to obtain subsidized prescription drug coverage from private sector providers. While public opinion polls indicate high levels of satisfaction by Medicare beneficiaries with the new benefit, the U.S. Congress has periodically considered legislation that would amend this law and direct the Secretary of Health and Human Services to negotiate drug prices in the Medicare prescription drug coverage program. Several candidates for U.S. President have expressed support for this type of government-driven approach, which, if enacted into law, could have the effect of price controls and have a negative impact on our net revenue and results.

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

Our Pharmaceuticals division, a related subsidiary, and one of our executive officers are subject to a consent decree entered into with the FDA in October 2000. The consent decree, which has been approved by the United States District Court for the Eastern District of Tennessee, does not represent an admission by us or the executive officer of any violation of the U.S. Federal Food, Drug, and Cosmetic Act or its regulations. As provided in the consent decree, an expert consultant conducted a comprehensive inspection of our Marietta, Pennsylvania and Pearl River, New York facilities and we identified various actions to address the consultant’s observations. As of September 1, 2005, we had ceased manufacturing operations at our Marietta facility, decommissioned such facility, and sold such facility to another company. On January 12, 2007, based on our completion of the corrective actions identified by the expert consultant for the Pearl River facility, the expert consultant’s certification of such completion, and the corrective actions completed by us following the FDA’s inspection of the facility in August 2006, the FDA issued a letter pursuant to the consent decree confirming that the facility appears to be operating in conformance with applicable laws and regulations and the relevant portions of the decree. As a result, there is no longer a requirement for review by the expert consultant of a statistical sample of the manufacturing records for approved biological products prior to distribution of individual lots. The decree now requires the Pearl River facility to undergo a total of four annual inspections by an expert consultant starting no later than January 12, 2008 to assess our continued compliance with current Good Manufacturing Practices (cGMP) and the decree. The first such inspection has been completed, and the expert consultant found the Pearl River facility to be operating in a state of cGMP compliance.

For a discussion of additional regulatory matters and developments affecting our business, see Note 14 to our consolidated financial statements, Contingencies and Commitments, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Challenging Business Environment” in our 2007 Financial Report.

Environmental

Certain of our operations are affected by a variety of federal, state, local and international environmental protection laws and regulations and, in a number of instances, we have been notified of our potential responsibility relating to the generation, storage, treatment and disposal of hazardous waste. In addition, we have been advised that we may be a responsible party in several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the Superfund. In connection with the spin-off in 1993 by American Cyanamid Company (Cyanamid), which we acquired in 1994, of Cytec Industries Inc. (Cytec), Cyanamid’s former chemicals business, Cytec assumed the environmental liabilities relating to the chemicals businesses, except for the former chemical business site at Bound Brook, New Jersey, and certain sites for which there is shared responsibility between Cyanamid and

Cytec. This assumption is not binding on third parties, and if Cytec were unable to satisfy these liabilities, they would, in the absence of other circumstances, be enforceable against Cyanamid. We do not expect that we will have exposure to any of the liabilities against which Cytec has agreed to assume and indemnify Cyanamid.

Additional information on environmental matters is set forth in Note 7 to our consolidated financial statements, Other Noncurrent Liabilities, and Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2007 Financial Report.

Employees

At December 31, 2007, we had 50,527 employees worldwide, with 26,082 employed in the United States including Puerto Rico. Approximately 11% of our worldwide employees are represented by various collective bargaining groups. Relations with most organized labor groups remain relatively stable.

Financial Information About Our U.S. and International Operations

Financial information about U.S. and international operations for each of the three years ended December 31, 2007, 2006 and 2005 is set forth in Note 15 to our consolidated financial statements, Company Data by Segment, in our 2007 Financial Report.

Our operations outside the United States are conducted primarily through subsidiaries. International net revenue in 2007 amounted to 48% of our total worldwide net revenue.

Our international businesses are subject to risks of currency fluctuations, governmental actions and other governmental proceedings, which are inherent in conducting business outside of the United States. Additional information about international operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Quantitative and Qualitative Disclosures about Market Risk” in our 2007 Financial Report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project” and other words of similar meaning. These forward-looking statements address various matters, including:

•	Our anticipated results of operations, financial condition and capital resources;

•

Our expectations, beliefs, plans, strategies, anticipated developments and other matters that are not historical facts, including plans to continue our productivity initiatives and expectations regarding growth in our business;

•	Anticipated future charges related to implementing our productivity initiatives;

•

Anticipated receipt of, and timing with respect to, regulatory filings and approvals and anticipated product launches, including, without limitation, each of the pipeline products discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Our Product Pipeline” in our 2007 Financial Report;

•	Anticipated profile of, and prospects for, our product candidates;

•	Emerging clinical data on our marketed and pipeline products and the impact on regulatory filings, product labeling, market acceptance and/or product sales;

•	Anticipated developments relating to product supply, pricing and sales of our key products;

•	Sufficiency of facility capacity for growth;

•	Changes in our product mix;

•	Uses of cash and borrowings;

•	Timing and results of research and development activities, including those with collaboration partners;

•	Estimates and assumptions used in our critical accounting policies;

•	Anticipated developments in our diet drug and hormone therapy litigation;

•	Costs related to product liability, patent litigation, environmental matters, government investigations and other legal proceedings;

•	Projections of our future effective tax rates, the impact of tax planning initiatives and resolution of audits of prior tax years;

•

Opinions and projections regarding impact from, and estimates made for purposes of accruals for future liabilities with respect to taxes, product liability claims and other litigation (including the diet drug litigation and hormone therapy litigation), environmental cleanup and other potential future costs;

•	Calculations of projected benefit obligations under pension plans, expected contributions to pension plans and expected returns on pension plan assets;

•	Assumptions used in calculations of deferred tax assets;

•	Anticipated amounts of future contractual obligations and other commitments;

•	The financial statement impact of changes in generally accepted accounting principles;

•	Plans to vigorously prosecute or defend various lawsuits;

•	Our and our collaboration partners’ ability to protect our intellectual property, including patents;

•	Minimum terms for patent protection with respect to various products;

•

Timing and impact of generic competition for EFFEXOR and EFFEXOR XR, including the impact of our settlement of patent litigation with Teva, our proposed settlement of patent litigation with Osmotica and the covenant not to sue we granted to Sun;

•

Impact of generic competition for PROTONIX, including the “at risk” launches by Teva and Sun, and our expectations regarding the outcome of our patent litigation against generic manufacturers with regard to PROTONIX;

•	Timing and impact of generic competition for ZOSYN/TAZOCIN;

•	Timing and impact of supply limitations for TYGACIL in certain markets outside the United States;

•	Impact of legislation or regulation affecting product approval, pricing, reimbursement or patient access, both in the United States and internationally;

•	Impact of managed care or health care cost-containment;

•	Impact of competitive products, including generics; and

•	Impact of economic conditions, including interest rate and exchange rate fluctuations.

Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. We refer you to Item 1A. RISK FACTORS of this report for identification of important factors with respect to these risks and uncertainties, which, as described in more detail in Item 1A, include: the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and our pipeline products; government cost-containment initiatives; restrictions on third-party payments for our products; substantial competition in our industry, including from branded and generic products; emerging data on our products; the importance of strong performance from our principal products and our anticipated new product introductions; the highly regulated nature of our business; product liability, intellectual property and other litigation risks and environmental liabilities; uncertainty regarding our intellectual property rights and those of others; difficulties associated with, and regulatory compliance with respect to, manufacturing of our products; risks associated with our strategic relationships; economic conditions, including interest and currency exchange rate fluctuations; changes in generally accepted accounting principles; trade buying patterns; the impact of legislation and regulatory compliance; and risks and uncertainties associated with global operations and sales. The forward-looking statements in this report are qualified by these risk factors.

We caution investors not to place undue reliance on the forward-looking statements contained in this report. Each statement speaks only as of the date of this report (or any earlier date indicated in the statement), and we undertake no obligation to update or revise any of these statements, whether as a result of new information, future developments or otherwise. From time to time, we also may provide oral or written forward-looking statements in other materials, including our earnings press releases. You should consider this cautionary statement, including the risk factors identified in Item 1A. RISK FACTORS of this report, when evaluating those statements as well. Our business is subject to substantial risks and uncertainties, including those identified in this report. Investors, potential investors and others should give careful consideration to these risks and uncertainties.

Availability of Information

This annual report on Form 10-K and all of our quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments thereto are available on our Internet Web site at www.wyeth.com, without charge, promptly after filing with the Securities and Exchange Commission. Copies are also available, without charge, by contacting Wyeth Investor Relations at (877) 552-4744.

ITEM 1A.	RISK FACTORS

Our future operating results may differ materially from the results described or incorporated by reference in this report due to risks and uncertainties related to our business and our industry, including those discussed below. In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements included or incorporated by reference into this report. We refer you to our “Cautionary Note Regarding Forward-Looking Statements,” on pages I-9 through I-11 of this report, which identifies some of the forward-looking statements included or incorporated by reference in this report. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Associated with Product Pricing and Demand

Government restrictions on pricing and reimbursement, including growing cost-containment, may negatively impact our net revenue and results.

Sales of our pharmaceutical products both inside and outside the United States depend significantly on coverage and payment policies set by government health care authorities. These government entities increasingly employ cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products, to limit patient access to and the amounts these entities and patients pay for our products. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing price controls and imposing additional restrictions on access to drugs. Adoption of price controls and cost-containment measures in new jurisdictions or programs, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. In addition, in the United States, federal legislation and other proposals have been introduced periodically that would increase the statutory minimum rebate under Medicaid from 15.1% to a higher amount, which could negatively impact our net revenue and results.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 included a prescription drug benefit for individuals eligible for Medicare. This benefit first went into effect on January 1, 2006. While public opinion polls indicate high levels of satisfaction among Medicare beneficiaries with the new benefit, the U.S. Congress has periodically considered legislation that would amend this law and direct the Secretary of Health and Human Services to negotiate drug prices in the Medicare prescription drug coverage program. Several candidates for U.S. President have expressed support for this type of government-driven approach, which, if enacted into law, could have the effect of price controls and have a negative impact on our net revenue and results. Many of the presidential candidates also support universal health insurance programs. If enacted and implemented, such programs could include a variety of provisions that could decrease net revenue and results from our prescription pharmaceutical products and decrease potential returns from our research and development initiatives.

Payment for our products by managed care organizations and private insurers is becoming more restrictive, which may constrain our net revenue and results.

Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions, and consolidation among managed care organizations has increased the negotiating power of these entities. Private third-party payors, as well as governments, increasingly employ formularies to control costs by negotiating discounted prices in exchange for inclusion in the formulary. In addition, private health insurance companies and employers that self-insure have been raising co-payments required from beneficiaries, particularly for branded pharmaceuticals and biotechnology products, requiring prior authorization to use a branded product if a generic product is available or requiring that patients start with a generic product before switching to a branded product to encourage beneficiaries to utilize generic products. These actions may have the effect of decreasing the usage and negatively impacting the pricing of our products. These entities may adopt increasingly restrictive payment and reimbursement policies, in which case our net revenue and results could be negatively impacted.

More extensive importation of products from other jurisdictions may negatively impact our net revenue and results.

In some markets outside the United States, our products are subject to competition from products originating from jurisdictions where government price controls or other market dynamics, including insertion of counterfeit products in the supply of medicines, result in lower revenues and income. For example, the World Health Organization currently estimates that ten percent of medications being sold globally are counterfeit. Counterfeit products not only negatively impact our sales but, more importantly, pose significant risks to consumers. In addition, despite the well-documented risks, it is possible that the U.S. Congress could enact legislation allowing commercial-scale importation of drugs into the United States, which could negatively impact our net revenue and results.

Data generated or analyzed after a product is approved may result in product withdrawal or decreased demand.

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these Phase IV trials could result in loss of marketing approval, changes in product labeling or new or increased concerns about side effects or efficacy of a product. On September 27, 2007, the FDAAA was enacted, giving the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its new authority could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with new post-approval regulatory requirements and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of the affected products. Accordingly, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived side-effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal. For example, Amgen, our marketing partner for ENBREL in the United States, is in discussions with the FDA with respect to the class of tumor necrosis factor (TNF) inhibitor agents around several safety issues. Such discussions may result in additional patient safety information in the form of a boxed warning that will apply to the ENBREL label as has been the case with other TNF inhibitor agents.

Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved in various diseases to publish guidelines or recommendations related to the use of our products, recommended dosages of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products. For example, in 2007, our Consumer Healthcare business voluntarily withdrew our infant cough and cold products from the market, and an FDA joint advisory committee meeting recommended that these products no longer be used in children under the age of six. In January 2008, the FDA issued a Public Health Advisory recommending against the use of over-the-counter (OTC) cough and cold products in children under two years of age, and announcing that the FDA plans to issue recommendations in the 2008 second quarter with respect to the use of OTC cough and cold products in children two through 11 years of age. These recommendations could adversely impact sales of our ROBITUSSIN and DIMETAPP family of products. In addition, in December 2007, an FDA advisory committee recommended additional studies of the efficacy and/or safety of the oral decongestant phenylephrine (PE), an ingredient used in several ROBITUSSIN and DIMETAPP products, at certain doses. Depending on the FDA’s response to this recommendation, our ROBITUSSIN and DIMETAPP family of products could be adversely impacted. In addition, it is possible that concerns about misuse will lead to new point-of-sale restrictions on dextromethorphan-containing products, such as our ROBITUSSIN products.

If alternative or generic products are viewed as safer or more cost-effective than our products, our net revenue and results will be negatively impacted.

We face substantial competition from other products produced by pharmaceutical companies and biotechnology companies, including generic alternatives to our products and competing branded products. If doctors, patients or third-party payors prefer these products, or if these products have better safety, efficacy, pricing or reimbursement characteristics or are easier to administer, our net revenue and results could be negatively impacted.

Our industry is characterized by significant technological change. In addition, generic competitors are becoming more aggressive and generic products are an increasing percentage of overall pharmaceutical sales. The introduction of new competitive products or generic alternatives to our products could negatively impact our net revenue and results. Many of our competitors are conducting research and development activities in indications served by our products and in areas for which we and our collaboration partners are developing product candidates or new indications for existing products. Discoveries by others may make our products or product candidates less attractive.

PROTONIX faces competition from other prescription proton pump inhibitors, including several generic products, and multiple over-the-counter remedies. In late 2007, Teva launched a generic version of PROTONIX tablets, despite the existence of the unexpired U.S. compound patent we exclusively license from Nycomed (previously Altana). Following this “at risk” launch and its resulting impact on the market, we launched our own generic version of PROTONIX tablets in January 2008. A second generic manufacturer, Sun, also launched a generic version of PROTONIX tablets in January 2008. See Note 14 to our consolidated financial statements, Contingencies and Commitments, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Challenging Business Environment” in our 2007 Financial Report for a description of the status of our patent litigation with Teva and Sun regarding PROTONIX. Generic competition has negatively impacted, and is expected to continue to negatively impact, our revenue from PROTONIX significantly.

Our EFFEXOR family of products competes against another serotonin norepinephrine reuptake inhibitor (SNRI), several selective serotonin reuptake inhibitors (SSRIs), and other antidepressant products. The increasing availability of generic versions of the active ingredient in several SSRIs and other antidepressant products puts competitive pressure on EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules). Pursuant to the settlement agreement we entered into with Teva with respect to the U.S. patent litigation pertaining to Teva’s generic version of EFFEXOR XR (extended release capsules), Teva launched a generic version of EFFEXOR (immediate release tablets) in the United States in August 2006 and will be permitted to launch a generic version of EFFEXOR XR (extended release capsules) in the United States beginning on July 1, 2010, subject to earlier launch based on certain specified events. Events that could trigger an earlier U.S. market entry by Teva with generic versions of EFFEXOR XR (extended release capsules) include specified market conditions and developments regarding the applicable Wyeth patents, including the outcome of other generic challenges to these patents. Six lawsuits concerning such generic challenges currently are pending. There can be no assurance that the outcome of these litigations or the occurrence of specific market conditions will not trigger generic entry by Teva or another generic manufacturer before July 1, 2010. We estimate that approximately 96% of EFFEXOR (immediate release tablets) prescriptions in the United States have been converted to Teva’s generic version since the August 2006 launch, and we cannot exclude the possibility that Teva’s introduction of a generic version of EFFEXOR (immediate release tablets) in the United States could adversely impact our U.S. sales of EFFEXOR XR (extended release capsules), though we have not experienced any significant impact to date.

In August 2007, we received notice that Sun had filed an ANDA with the FDA for a venlafaxine HCl extended release tablet product. We granted Sun a covenant not to sue with respect to this potential tablet product. The impact of this ANDA on future sales of our EFFEXOR family of products is unclear due to uncertainty regarding if and when the FDA will approve the ANDA (which should not be earlier than June 13, 2008). In early 2008, we reached a proposed settlement of our U.S. patent litigation with Osmotica Pharmaceutical Corp., which has filed an NDA pursuant to 21 U.S.C. 355(b)(2) seeking FDA approval to market an extended release venlafaxine tablet. Under the terms of the proposed settlement, we would grant Osmotica a royalty-bearing license under certain patents. The effectiveness of the proposed settlement, which we have elected to submit to the FTC for review, is subject to the court entering certain orders requested by the parties. In the event that Sun and/or Osmotica obtain FDA approval and successfully launch a venlafaxine extended release tablet, our sales of EFFEXOR XR (extended release capsules) would be negatively impacted.

In addition, pursuant to an agreement reached with Teva with respect to a generic version of EFFEXOR XR (extended release capsules) in Canada, Teva launched a generic version of EFFEXOR XR (extended release capsules) in Canada in December 2006. Teva’s launch decreased our net sales significantly in that market, and we believe that the recent entry of additional generic competition into the Canadian market will increase this decline. As a result of this additional generic competition, our royalty from Teva on its Canadian sales of generic extended release venlafaxine HCl capsules has been suspended.

Generic versions of EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) also have been introduced in select markets outside the United States and Canada. As generic competition intensifies globally and additional generic SSRIs, SNRIs and other antidepressant products enter markets, additional competitive pressure will occur, and we expect lower sales of our EFFEXOR family of products.

ENBREL faces competition from multiple alternative therapies depending on the indication and faces potential competition from therapies under development. In the United States, while ENBREL continues to have a market leading position, it has experienced share loss to competitors.

ZOSYN has begun to face generic competition in Spain, Portugal, Greece, France and Switzerland, as well as in several markets outside Europe, and may face generic competition in additional countries in the near future, including in Canada. Future sales of ZOSYN will be further negatively impacted in the event of generic competition in the United States and additional major markets. In February 2007, compound patent protection for ZOSYN expired in the United States. Certain additional process and manufacturing patent protection remains. Our new formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection extending until 2023. We believe that the timing and impact of generic competition for ZOSYN in the United States will depend, among other factors, upon the timing and nature of the FDA’s response to the citizen petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2007 Financial Report. However, generic competition for ZOSYN in the United States could occur at any time and likely would have a significant adverse impact on our sales of the product.

Our conjugated estrogens products, including PREMARIN and PREMPRO, may be subject to generic competition, as PREMARIN’s natural composition is not subject to patent protection, and we may depend on trade secret and other non-patent rights to protect against alternative products being introduced. Certain competitors may be conducting research and development activities in competing estrogen and other products targeted for PREMARIN’s approved indications.

We have a 13-valent pneumococcal vaccine under development in Phase 3 clinical trials, and GlaxoSmithKline plc recently filed for regulatory approval in the EU for a ten-valent pneumococcal vaccine, each of which, if approved, would compete with PREVNAR.

TYGACIL, which was approved in June 2005 for treatment of complicated skin and skin structure infections and complicated intra-abdominal infections, faces competition from a number of I.V. antibiotics approved for these indications, as well as several others that are used off-label. Approvals of new products for complicated skin and skin structure infections that may compete with TYGACIL are anticipated in the next few years.

TORISEL, which was approved in 2007 for use in the treatment of patients with advanced renal cell carcinoma, faces competition from biologics approved for this indication as well as several oncology products that are used off-label.

The above examples are illustrative. Many of our products face competition from competitive products claiming better safety and/or efficacy profiles or cost-effectiveness than our products. Similarly, many of our products under development, if approved for marketing by regulatory authorities, will face competition from established products. In particular, we note that, if approved, PRISTIQ will face competition from our EFFEXOR family of products and other marketed antidepressants.

In addition, we may pursue licensing arrangements, strategic alliances or acquisitions to expand our product pipeline, and we compete with other pharmaceutical and biotechnology companies for these strategic opportunities. If we are unable to identify or consummate these types of transactions, our business and growth prospects may be negatively impacted.

Our biotechnology products, including ENBREL and PREVNAR, may face competition from follow-on biologics.

Government regulation may, in the future, allow more permissive approval regimes for follow-on biologics (also referred to as “biosimilars” or “generic biologics”). While no specific abbreviated legal pathway for these approvals currently exists in the United States, the U.S. Congress is considering legislation that would establish such a pathway, and the FDA has approved a follow-on biologic product (recombinant human growth hormone) that referenced a biotechnology product approved under the U.S. Federal Food, Drug, and Cosmetic Act. In Europe, regulatory authorities have taken significant steps toward creating such a pathway. The European Commission has granted marketing authorizations for several follow-on biologics pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. If competitors are able to obtain marketing approval for follow-on biologics referencing our biotechnology products, our biotechnology products may become subject to follow-on biologic competition, with the attendant competitive pressure. Expiration or successful challenge of applicable patent rights could generally trigger this competition, and we expect that we could face more litigation with respect to the validity and/or scope of patents relating to our biotechnology products with substantial revenue.

Risks Associated with Product and Customer Concentration

Strong performance from our principal products and our anticipated new product introductions will be necessary to meet our financial goals.

Over the next few years, our financial performance will depend substantially on the performance of our seven product lines that achieved billion or multi-billion dollar revenue status in 2007, EFFEXOR/EFFEXOR XR, PREVNAR, ENBREL, PROTONIX, our Wyeth Nutrition product line, ZOSYN/TAZOCIN and our PREMARIN family of products, particularly our ability to continue to significantly grow our net revenue from ENBREL and PREVNAR. Our ability to achieve strong performance with these and our other principal products, including TYGACIL, TORISEL and BENEFIX, and our ability to achieve our goals for the new products and new product indications that we anticipate launching over the next few years, will depend on a number of factors, including:

•

The patent protection applicable to each product and the introduction of any generic competition, including the impact of generic competition for PROTONIX, our EFFEXOR family of products and ZOSYN/TAZOCIN, which could significantly impact our revenue from these products;

•	Acceptance by doctors and patients of our products;

•	Availability of competing treatments that are deemed safer or more efficacious, more convenient to use or more cost-effective than our products;

•	Our ability, and the ability of our collaboration partners, to efficiently manufacture sufficient quantities of our products to meet demand and to do so in a cost-efficient manner;

•	Regulation by the FDA and foreign regulatory authorities of our products and our manufacturing operations;

•	The scope of the labeling approved by regulatory authorities for our products and competitive products;

•	New data on the safety and efficacy of our products and competitive products;

•	The effectiveness of our sales force;

•	The extent of coverage, pricing, and level of reimbursement from government agencies and other third-party payors for our products; and

•	The size of the patient population for our products.

Several of our products are expected to be subject to generic competition over the next several years, and if we are unable to mitigate the loss of revenue and income from these products with revenues from new products in development and through licensing arrangements, strategic alliances or acquisitions, our net revenue and results of operations will be adversely affected.

Several of our billion or multi-billion dollar products are expected to lose patent protection in the next several years, including our EFFEXOR family of products and PROTONIX. In addition, compound patent protection for ZOSYN expired in the United States in February 2007, and generic competition for PROTONIX emerged in late 2007 despite the existence of compound patent protection. Our net revenue and results of operations will be adversely affected if we are unable to generate revenue and income from alternate products, either developed internally through research and development or acquired through licensing arrangements, strategic alliances and/or acquisitions, to mitigate our loss of revenue and income as these products experience generic competition. Research and development of pharmaceutical product candidates involves significant cost and many uncertainties, and it is possible that we will not be able to obtain regulatory approval for, or successfully commercialize, new products that will generate sufficient revenues to mitigate this loss of revenue and income. In addition, there is heavy competition for promising licensing, strategic and acquisition opportunities, and we might be unable to identify and/or compete for external product candidates or companies.

We make significant investments in assets that may become impaired as a result of patent expirations/ generic competition or as a result of our failure to obtain regulatory approval or market acceptance of new products, process changes and/or reformulations.

As part of our business, we have made and will continue to make significant investments in assets, including inventory, plant and equipment, which relate to potential new products and potential changes in manufacturing processes or reformulations of existing products. Our ability to realize value on these investments is contingent on, among other things, regulatory approval and market acceptance of these new products, process changes and reformulations. In addition, as noted above, several of our principal products are nearing the end of their compound patent terms. If we are unable to find alternative uses for the assets supporting these products, these assets will need to be evaluated for impairment and/or we may need to incur additional costs to convert these assets to an alternate use. Earlier than anticipated generic competition for these products also may result in excess inventory and associated charges.

Because a few large wholesale distributors account for a significant portion of our net revenue, any financial or other difficulties of our wholesale distributors could negatively impact our results of operations.

In 2007, our largest wholesale distributor accounted for approximately 13% of our net revenue, and our top three wholesale distributors accounted for approximately 32% of our net revenue. If one of our significant wholesale distributors encounters financial or other difficulties, we may be unable to collect all the amounts that customer owes to us and may be unable to collect any such amounts on a timely basis, which could negatively impact our results of operations.

Risks Associated with Legal Liabilities

We may be required to pay substantial damages for product liability claims.

Like all pharmaceutical companies in the current legal environment, we face potential product liability claims for products we have sold and for products we may sell in the future. Product liability claims, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention and may adversely affect our reputation and demand for our products and may result in significant damages. We have been sued in the past when patients using our products experience adverse and undesirable health conditions, regardless of any connection between those conditions and our products. We cannot predict with certainty the eventual outcome of pending or future product liability litigation matters and the ultimate outcome of such matters could be material to our results of operations, cash flows and financial condition.

We have taken charges totaling $21,100.0 million in connection with product liability legal actions relating to the diet drugs PONDIMIN and REDUX. While we believe that our current reserve is adequate and represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, opt outs from the nationwide settlement and primary pulmonary hypertension (PPH) claims, and including our legal fees related to the diet drug litigation, it is possible that additional reserves may be required in the future.

In addition, we have been involved in various other legal proceedings involving allegations of injuries caused by our pharmaceutical products. These include individual lawsuits and putative class actions in state and federal courts in the United States and foreign jurisdictions involving allegations of injuries caused by PREMPRO or PREMARIN, two of our hormone therapy products. Of the 27 hormone therapy cases alleging breast cancer that have been resolved after being set for trial, 22 have now been resolved in our favor (by voluntary dismissal by the plaintiffs, summary judgment, defense verdict or judgment for us notwithstanding the verdict), several of which are being appealed by the plaintiff. Of the remaining five cases, two such cases have been settled, one resulted in a plaintiffs’ verdict that was vacated by the court and a new trial ordered (which plaintiffs have appealed), and two resulted in plaintiffs’ verdicts that we plan to appeal. Additional cases have been voluntarily dismissed by plaintiffs before a trial setting. Trials of additional hormone therapy cases also are scheduled throughout 2008. We also face putative class action lawsuits from users of PREMPRO or PREMARIN seeking medical monitoring and purchase price refunds, as well as other damages. While most of these putative class actions have been dismissed or withdrawn, a motion for class certification was recently denied without prejudice in a California statewide refund class action and a hearing in a similar case in West Virginia is set for later this year. Other of our pharmaceutical products, vaccines and over-the-counter products that are involved in product liability litigation include, without limitation, the prior formulations of certain childhood vaccines and of DIMETAPP and ROBITUSSIN, and our EFFEXOR family of products. If the outcomes of any or all of these proceedings are unfavorable to us, it is possible that we may take future charges with respect to these matters, which may be significant. Please refer to Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2007 Financial Report for descriptions of these matters and other significant pending product liability litigation.

Adverse outcomes in other legal matters could negatively impact our business, results of operations and financial condition.

Our financial condition could be negatively impacted by unfavorable results in other pending litigation matters, including those described in Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2007 Financial Report, or in lawsuits that may be initiated in the future. These matters include, among other things, intellectual property lawsuits, securities litigation, breach of contract claims, tort claims, and allegations of violations of U.S. and foreign pharmaceutical pricing or marketing, competition and environmental laws, any of which, if adversely decided, could negatively impact our business, results of operations and financial condition.

If we fail to comply with the numerous and varied legal and regulatory requirements governing the health care industry, we may face substantial fines, other costs and restrictions on our business activities.

Our activities relating to the sale and marketing of our products are subject to extensive regulation under the U.S. Federal Food, Drug, and Cosmetic Act, the U.S. Public Health Service Act, the U.S. Deficit Reduction Act of 2005, the U.S. Foreign Corrupt Practices Act and other federal and state statutes, including anti-kickback and false claims laws, as well as similar laws in foreign jurisdictions. For example, our Nutrition business, which has significant operations in the Asia/Pacific region, is subject to a variety of foreign laws relating to sales and promotional practices. Violations of these regulations and laws may be punishable by criminal and civil sanctions, including substantial fines, as well as, in the United States, possible exclusion from federal and state health care programs, including Medicare and Medicaid. In addition, plaintiffs both in the United States and in foreign jurisdictions are increasingly bringing actions against international pharmaceutical companies for alleged violations of U.S. and foreign anti-trust laws and laws regarding drug sales and marketing activities.

The U.S. government, state governments and private payors are investigating pricing practices of numerous pharmaceutical companies and biotechnology companies, and many have filed actions alleging that inaccurate reporting of prices has improperly inflated reimbursement rates. A number of these actions have been brought against us. Please see Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2007 Financial Report for a discussion of these investigations and lawsuits. In addition, government agencies have requested documents from us relating to pricing and rebate issues, including without limitation the United States Attorney’s Office for the District of Massachusetts with respect to PROTONIX.

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

We use certain hazardous materials in connection with our research and manufacturing activities. We have in the past been, and may in the future be, notified of our potential responsibility relating to the generation, storage, treatment and disposal of hazardous waste. This may result in loss of permits, fines or penalties, and other adverse governmental or private actions. In addition, we have been advised in the past, and may be advised in the future, that we may be a responsible party for several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as the Superfund. Please read the discussion of significant pending environmental matters in Note 7 to our consolidated financial statements, Other Noncurrent Liabilities, and in Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2007 Financial Report. Payment of substantial fines, penalties or environmental remediation costs, or the loss of permits or other authorizations to operate affected facilities, could adversely impact our operations and financial condition.

Risks Associated with Intellectual Property

If our intellectual property rights are challenged or circumvented, competitors may be able to take advantage of our research and development efforts.

Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies. Our currently pending or future patent applications and/or extensions may not result in issued patents or be approved on a timely basis or at all. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. The scope of our patent claims also may vary between countries, as individual countries have their own patent laws. For example, some countries only permit the issuance of patents covering methods of making a drug compound, not the chemical compound itself. Our ability to enforce our patents also depends on the laws of individual countries and each country’s practice with respect to enforcement of intellectual property rights.

Mechanisms exist in much of the world permitting some form of challenge by generic manufacturers to our patents prior to or immediately following the expiration of any regulatory exclusivity. In the United States, under the Hatch-Waxman Act, New Chemical Entities (NCE) receive five (5) years of regulatory exclusivity and generic manufacturers can challenge our patents as soon as four (4) years following FDA approval of an NDA. Products that are not subject to NCE exclusivity may receive three (3) years of regulatory exclusivity, but our patents may be challenged immediately following FDA approval. Patents for PROTONIX, EFFEXOR XR (extended release capsules) and LYBREL are currently subject to, and may be subject in the future to, such challenges in the United States or elsewhere. If a third-party successfully challenges patents we rely upon, a court could determine that the patents are invalid or unenforceable or limit the scope of coverage of those patents, potentially reducing our revenue from the related products.

In many countries, as a patent owner, we must seek a preliminary injunction or similar legal device to avoid premature generic market entry. In circumstances where a preliminary injunction is issued, but the asserted patents are held invalid or not infringed, we may be liable for the generic manufacturer’s lost profits. In some circumstances, where no preliminary injunction is available, we may be limited to an action for damages and perhaps a permanent injunction. In such cases, the generic may enter the market and money damages may be inadequate to compensate us for our losses. For example, we were recently denied a preliminary injunction against Teva and Sun seeking to prevent the “at risk” launch of generic versions of PROTONIX following the expiration of the 30-month stay under Hatch-Waxman. These generic manufacturers subsequently launched generic versions of PROTONIX, and there is no assurance that we will recover monetary damages that compensate us for our losses. In other situations, generic manufacturers may be able to design around certain of our patents.

When our patent rights expire, previously protected products may become subject to competition from generic versions, which may lower our net revenue.

Our patent protection for our products is limited by the applicable terms of our patents. Following expiration of patents covering our products, other entities may be able to obtain approval to manufacture and market generic alternatives, which we expect would result in lower net revenue. For example, our EFFEXOR family of products and ZOSYN (TAZOCIN internationally) have begun to experience generic competition in several markets and may face generic competition in additional markets in the near future.

We may incur substantial costs in litigation or other proceedings involving intellectual property rights and the results of such litigation or proceedings may reduce our net revenue.

A third-party may sue us or one of our collaboration partners, alleging infringement of the third-party’s patents or other intellectual property rights. Likewise, one of our collaboration partners or we may sue to enforce intellectual property rights or to determine the scope and validity of third-party proprietary rights. If we do not prevail in this type of litigation, we or our strategic collaboration partners may be required to:

•	Pay monetary damages;

•	Stop commercial activities relating to the affected products;

•	Obtain a license in order to continue manufacturing or marketing the affected products; or

•	Compete in the market with substantially similar products.

Risks Associated with Development and Marketing of New Drugs

The development of novel pharmaceuticals, biologics and vaccines involves a lengthy and complex process, and we may be unable to commercialize, or may be delayed in commercializing, any of our product candidates currently under development.

We have multiple product candidates in development and devote considerable resources to research and development activities, including clinical trials. These activities involve a high degree of risk and take many years, and there can be no guarantee that the development of any particular product candidate or new indication for an existing product will be approved by regulators and lead to a commercial product. The length of time that it takes to complete clinical trials and obtain regulatory approval, if at all, for a product candidate or new indication has in the past varied and we expect similar variability in the future.

We finished 2007 with three key potential new products under review by the FDA, as follows: PRISTIQ, for the treatment of major depressive disorder and vasomotor symptoms associated with menopause; RELISTOR (methylnaltrexone), for the treatment of opioid-induced constipation in patients receiving palliative care; and VIVIANT, for prevention and treatment of postmenopausal osteoporosis, as well as several new products and product indications under review in the EU and other countries. Our product development or commercialization efforts with respect to any product candidate may fail or be delayed, and we may be unable to commercialize it or may be delayed in commercializing it, for multiple reasons, including:

•	Failure of the product candidate in preclinical studies;

•	Difficulty enrolling patients in clinical trials;

•	Delays in completing formulation and other testing and work that is necessary to support an application for regulatory approval;

•	Adverse reactions to the product candidate or indications of other safety concerns;

•	Insufficient clinical trial data to support the safety and/or effectiveness of the product candidate;

•	Our inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner; and

•	Our failure to obtain, or our experiencing delays in obtaining, the required regulatory approvals for the product candidate or the facilities in which it is manufactured.

Notably, clinical trial data are subject to differing interpretations and, even when we view data as sufficient to support the safety and/or effectiveness of a product candidate or a new indication for an existing product, regulatory authorities may not share our views and may require additional data or may deny approval altogether. For example, the current regulatory environment makes it increasingly difficult to obtain approval for product candidates where there are already existing approved products for the same indications that have longer-term safety and efficacy data available.

For these and other reasons, the process for seeking approvals for our product candidates, both in the United States and internationally, is characterized by significant regulatory interaction and timing uncertainty. For example, with each of VIVIANT for the prevention indication and PRISTIQ for the treatment of vasomotor symptoms, the FDA has issued approvable letters requesting additional data and/or analysis with respect to safety and/or efficacy issues. For these and our other product candidates, we are unable to predict with certainty what issues the FDA and other regulators may raise during the review process and whether we will be able to adequately address them. Similarly, we cannot precisely project the length of time that will be necessary to compile additional data and analysis requested by regulatory agencies during the review process or predict with certainty whether our submissions will be deemed sufficient or, instead, result in additional requests.

Regulatory authorities in different countries often apply differing standards for the approval of product candidates and/or new indications for existing products, meaning that approval of a particular product candidate or new indication in one country may not be predictive of approval in other countries. For example, if PRISTIQ is approved for the treatment of major depressive disorder in the United States, there can be no assurance that it will be approved in other countries or for other indications (including treatment of vasomotor symptoms associated with menopause) in the future.

From time to time, we may predict potential dates for the submission of applications for regulatory approval of our product candidates or new indications and potential dates for other key development or regulatory milestones, any of which we may not meet for these same reasons.

The development and commercialization of novel drugs requires significant expenditures with a low probability of success.

Successful development and commercialization of new pharmaceuticals, vaccines and biotechnology products is expensive and inherently uncertain. Conducting late-stage clinical trials, like our global Phase 3 program for our 13-valent pneumococcal conjugate vaccine and the Elan Corp. (Elan)-Wyeth global Phase 3 clinical program for bapineuzumab, is particularly costly. If our clinical trials are not successful, we will not recover our substantial investments in the related product candidate. Even where our clinical trials are sufficient to obtain product approval, we may not be able to achieve our anticipated product labeling and profile, which could adversely impact the commercial success of the product. The substantial funds we spend developing new products depress near-term profitability with no assurance that the expenditures will generate future profits.

If our strategic alliances are unsuccessful, our operating results will be negatively impacted.

Several of our strategic initiatives involve alliances with other companies, including our collaborations with:

•	Amgen on ENBREL;

•	Nycomed on PROTONIX;

•	Johnson & Johnson to which we supply sirolimus, the active ingredient in RAPAMUNE, to coat the CYPHER stent;

•	Medtronic Sofamor Danek, Inc. on rhBMP-2;

•	Progenics on the development of RELISTOR (methylnaltrexone) for the treatment of opioid-induced side effects and post-operative ileus;

•	Trubion on the development of TRU-015 for the treatment of rheumatoid arthritis and certain other therapies; and

•	Elan on the development of amyloid immunotherapies to address Alzheimer’s disease.

The success of these and similar arrangements depends not only on our contributions and capabilities, but also on the technology and other intellectual property contributed by our partners and their resources, efforts and skills. If these and similar arrangements are unsuccessful, our operating results will be negatively impacted. For example, as a result of a recent decision of the U.S. Court of Appeals for the Federal Circuit invalidating the enantiomer patent for ALTACE, we expect our future alliance revenue from ALTACE to be adversely impacted by generic competition for the product. In addition, alliance revenue has been adversely impacted by declining sales of the CYPHER coronary stent marketed by Johnson & Johnson. Disputes and difficulties in such relationships are common, often due to conflicting priorities or conflicts of interest. The benefits of these alliances would be reduced or eliminated if strategic partners:

•	Terminate or breach the agreements;

•	Fail to devote sufficient financial or other resources to the alliances; or

•	Suffer negative outcomes in intellectual property disputes.

Under many of our strategic alliances we make milestone payments well in advance of commercialization of products, with no assurance that we will ever recoup those payments. For example, in late February 2008, we and our partner Solvay Pharmaceuticals terminated our collaboration agreements for the development and North American promotion of bifeprunox for schizophrenia. There can be no guarantee that any particular strategic alliance will be successful and result in a commercial product.

Risks Associated with Manufacturing our Products

Manufacturing problems may cause product launch delays, inventory shortages, recalls and unanticipated costs.

In order to sell our products, we must be able to produce sufficient quantities. Many of our products are difficult to manufacture, including PREVNAR and ENBREL, and/or are sole sourced from certain manufacturing facilities. Minor deviations in our manufacturing processes could result in unacceptable changes in the products that result in lot failures, which may result in launch delays, inventory shortages, unanticipated costs, product recalls, product liability and/or regulatory action. In addition, a number of factors could cause production interruptions at our facilities or the facilities of our third-party providers, including equipment malfunctions, labor problems, natural disasters, regulatory action, power outages or terrorist activities. These interruptions could result in launch delays, inventory shortages, unanticipated costs and issues with our agreements under which we supply third parties.

We have spent considerable resources constructing and seeking regulatory approvals for manufacturing facilities. There can be no assurance that these facilities will prove sufficient to meet demand for our products or that we will not have excess capacity at these sites. In addition, building facilities is expensive, and our ability to recover these costs will depend on increased net revenue from the products produced at the sites, which is uncertain.

Our manufacturing operations are subject to extensive government regulation.

Regulatory authorities must approve the facilities in which our health care products are produced. Any third-party we use to manufacture, fill-finish or package our products also must be licensed by applicable regulatory authorities. As a result, substitute third-party providers may not be readily available on a timely basis in the event our or our third-party manufacturers’ manufacturing facilities are not approved or are unable to comply with applicable regulations. Manufacturing facilities are subject to ongoing inspections by regulatory authorities that may result in regulatory action. In addition, minor changes in manufacturing processes may require additional regulatory approvals. Either of these situations could cause us to incur significant additional costs and lose revenue.

In the event that a regulatory authority objects to practices or conditions at any of our or our third-party manufacturers’ manufacturing facilities, such facility could be subject to adverse regulatory actions. These possible regulatory actions could include, among others, warning letters, fines, injunctions and recalls, which could result in, among other things, a total or partial shutdown of production in one or more of the manufacturing facilities; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events, in combination or alone, could disrupt our business and negatively impact our revenues and financial condition.

We rely on third parties to provide us with materials and services in connection with the manufacturing of our products and, in some instances, for the manufacture of entire products.

Unaffiliated third-party suppliers provide some materials necessary for commercial production of our products, including specialty chemicals, commodities and components necessary for manufacture, fill-finish and packaging, and, in some instances, such as in the case of REFACTO, for the manufacture of entire products. For example, we have sole source suppliers for materials used in PREVNAR, ENBREL, BENEFIX, RAPAMUNE, ZOSYN, TYGACIL and oral contraceptives. We may be unable to manufacture our products in a timely manner, or at all, if any of our third-party suppliers cease or interrupt production or otherwise fail to supply us or if the supply agreements are suspended or terminated, which could constrain sales of these products.

Commodities such as milk, which is used in large quantities by our Nutrition business and has recently been subject to sharp price increases, often experience price volatility caused by conditions outside of our control, including fluctuations in commodities markets, currency fluctuations and changes in governmental programs. Rising milk prices have had, and are expected to continue to have, an adverse effect on our margins from this business.

Risks Associated with Operations

Our international sales and operations are subject to the economic, political, legal and business environments of the countries in which we do business, and our failure to operate successfully or adapt to changes in these environments could cause our international sales and operations to be limited or disrupted, and the value of our foreign direct investments may be diminished.

Our international operations could be limited or disrupted, and the value of our foreign direct investments may be diminished, by any of the following:

•	Fluctuations in currency exchange rates;

•	The imposition of governmental controls;

•	Import and export license requirements;

•	Political instability;

•	Difficulties enforcing contractual and intellectual property rights;

•

Changes in laws, regulations or enforcement practices with respect to our business, including without limitation laws relating to reimbursement, competition, pricing and sales and marketing of our products;

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

The multinational nature of our business subjects us to potential risks that various taxing authorities may challenge the pricing of our cross border arrangements. While we believe that our pricing methodology is in accordance with applicable laws, taxing authorities may disagree and subject us to additional tax, adversely impacting our effective tax rate and our tax liability. For example, the U.S. Internal Revenue Service (IRS) has begun its audit of our tax returns for the 2002-2005 tax years. As part of this audit, the IRS is examining the pricing of our cross-border arrangements. While we believe that the pricing of these arrangements is appropriate and that our reserves are adequate with respect to such pricing, it is possible that the IRS will propose adjustments in excess of such reserves and that conclusion of the audit will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on our results of operations or cash flows in the period in which an adjustment is recorded and in future periods. We believe that an unfavorable resolution for open tax years would not be material to our financial position; however, each year we record significant tax benefits with respect to our cross-border arrangements, and the possibility of a resolution that is material to our financial position cannot be excluded.

We rely on third parties to provide us with services in connection with the administration of our business.

We outsource a number of processing and administrative functions to unaffiliated third parties. For example, as part of our productivity initiatives, we entered into a master services agreement with Accenture LLP (Accenture) in July 2006 under which Accenture provides us with transactional processing and administrative support services over a broad range of areas, including informational services, finance and accounting, human resources and procurement functions. Certain of the functions originally contracted for by us as part of the outsourcing initiative with Accenture have been subsequently retained by us. There can be no assurance that further transition of functions to Accenture will be successful or that we will not encounter difficulties during the remainder of the transition process. Services provided by third parties as a part of outsourcing initiatives could be interrupted as a result of many factors, such as force majeure events or contract disputes, and any failure by these third parties to provide us with these services on a timely basis or at all could result in a disruption of our business.

Increases in costs of pension benefits and current and post-retirement medical and other employee health and welfare benefits may reduce our profitability.

With more than 50,000 employees, our profitability is substantially affected by costs of pension benefits and current and post-retirement medical and other employee health and welfare benefits. These costs can vary substantially as a result of changes in health care costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. These factors may put upward pressure on the cost of providing pensions and medical benefits. We can provide no assurance that we will succeed in limiting future cost increases, and upward pressure may reduce our profitability.

Our indebtedness could adversely affect our operations.

As of December 31, 2007, we had $11,492.9 million of long-term debt.

Our indebtedness:

•	Requires us to dedicate a portion of our cash flow from operations to debt service;

•	Imposes certain restrictions on our business activities; and

•	May place us at a competitive disadvantage compared to our competitors that have less debt.

Changes in interest rates could adversely affect our results of operations.

As of December 31, 2007 we had marketable securities of $2,993.8 million, which are impacted by fluctuations in interest rates. Additionally, within marketable securities are investments that are subject to changes in fair value as a result of other market factors, such as the recent turmoil in the housing and credit markets. Further, as noted above, we had long-term debt at December 31, 2007 of $11,492.9 million. Some of our interest payments on our debt are also subject to fluctuations in interest rates, including our use of interest rate swaps (see Note 6 to our consolidated financial statements, Debt and Financing Arrangements, in our 2007 Financial Report). Accordingly, fluctuations in interest rates may adversely affect our results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that remain unresolved.

ITEM 2.	PROPERTIES

Our corporate headquarters and the headquarters of our Consumer Healthcare business are located in owned facilities in Madison, New Jersey. Our U.S. and international Pharmaceuticals operations are headquartered in owned facilities in Collegeville and Great Valley, Pennsylvania. Our Animal Health business is headquartered in Overland Park, Kansas, a leased facility. Our international subsidiaries and affiliates, which generally own their properties, have manufacturing facilities in 15 countries outside the United States.

The properties listed below are our principal manufacturing plants (M) and research laboratories (R) as of December 31, 2007, listed in alphabetical order by state or country. All of these properties are owned except certain facilities in Guayama, Puerto Rico and Rouses Point, New York, which are under lease. We also own or lease a number of other smaller properties worldwide, which are used for manufacturing, research, warehousing and office space.

Pharmaceuticals (P), Consumer Healthcare (C) and Animal Health (A):

United States:	Reportable Segment
Charles City, Iowa (M)					(A	)
Fort Dodge, Iowa (M, R)					(A	)
Andover, Massachusetts (M, R)	(P	)
Cambridge, Massachusetts (R)	(P	)
Princeton, New Jersey (R)	(P	)
Chazy, New York (R)	(P	)
Pearl River, New York (M, R)	(P	)	(C	)
Rouses Point, New York (M, R)	(P	)
Sanford, North Carolina (M, R)	(P	)
Collegeville, Pennsylvania (R)	(P	)
Carolina, Puerto Rico (M)	(P	)
Guayama, Puerto Rico (M)	(P	)	(C	)
Richmond, Virginia (M, R)			(C	)

International:	Reportable Segment
Itapevi, Brazil (M)	(P	)	(C	)
Brandon, Canada (M)	(P	)
St. Laurent, Canada (M, R)	(P	)	(C	)
Shanghai, China (M)	(P	)
Suzhou, China (M)	(P	)	(C	)
Gosport, England (R)	(P	)
Havant, England (M)	(P	)	(C	)
Askeaton, Ireland (M, R)	(P	)
Grange Castle, Ireland (M)	(P	)
Newbridge, Ireland (M)	(P	)
Catania, Italy (M, R)	(P	)			(A	)
Aprilia, Italy (M)	(P	)	(C	)
Vallejo, Mexico (M)	(P	)	(C	)
Cabuyao, Philippines (M)	(P	)
Tuas, Singapore (M)	(P	)
Gerona, Spain (M, R)					(A	)
Hsinchu Hsien, Taiwan (M)	(P	)	(C	)	(A	)

We have significant capital projects ongoing to support additional manufacturing capacity and/or new products in Andover, Massachusetts, Pearl River, New York, Sanford, North Carolina, Guayama, Puerto Rico, Newbridge, Ireland and Grange Castle, Ireland.

We believe our properties to be adequately maintained and suitable for their intended use. The facilities generally have sufficient capacity for existing needs and expected near-term growth and expansion projects are undertaken as necessary to meet future needs.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth in Note 14 to our consolidated financial statements, Contingencies and Commitments, in our 2007 Financial Report is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF FEBRUARY 28, 2008

Each officer is elected to hold office until a successor is chosen or until earlier removal or resignation. None of the executive officers is related to another:

Name	Age	Offices and Positions	Elected as Executive Officer
Robert Essner	60	Chairman of the Board Chairman of the Executive Committee of the Board of Directors	September 1997

Business Experience:

July 2000 to May 2001, President and Chief Operating Officer

May 2001 to December 2002, President and Chief Executive Officer

January 2003 to April 2006, Chairman of the Board, President and Chief Executive Officer

April 2006 to January 2008, Chairman of the Board and Chief Executive Officer

January 2008 to date, Chairman of the Board

Bernard Poussot	56	President and Chief Executive Officer Chairman of Management, Operations, Law/Regulatory Review, Human Resources and Benefits and Retirement Committees	January 2001

Business Experience:

January 2001 to June 2002, Senior Vice President and President, Wyeth Pharmaceuticals

June 2002 to April 2006, Executive Vice President and President, Wyeth Pharmaceuticals

April 2006 to January 2007, President and Vice Chairman

January 2007 to January 2008, President, Chief Operating Officer and Vice Chairman

January 2008 to date, President and Chief Executive Officer

Gregory Norden	50	Senior Vice President and Chief Financial Officer Member of Management, Operations, Law/Regulatory Review, Human Resources and Benefits and Retirement Committees	June 2007

Business Experience:

1996 to 1999, Vice President Finance, Wyeth-Ayerst Pharmaceuticals

January 2000 to October 2000, Senior Vice President/Chief Financial Officer, Wyeth Pharmaceuticals

October 2000 to June 2007, Executive Vice President, Wyeth Pharmaceuticals

June 2007 to date, Senior Vice President and Chief Financial Officer

Name	Age	Offices and Positions	Elected as Executive Officer
Timothy P. Cost	48	Senior Vice President – Corporate Affairs Member of Management, Operations and Law/Regulatory Review Committees	February 2008

Business Experience:

1996 to 2001, Vice President of Investor Relations and Corporate Intelligence for Bristol-Myers Squibb Company

2001 to 2003, Senior Vice President of Corporate Affairs, Pharmacia Corporation

June 2003 to 2008, Executive Vice President, Corporate Affairs, ARAMARK Corporation

February 2008 to date, Senior Vice President – Corporate Affairs

Richard R. DeLuca, Jr.	45	President, Fort Dodge Animal Health Division Member of Management, Operations, Law/Regulatory Review and Human Resources and Benefits Committees	January 2008

Business Experience:

1999 to 2001, Vice President – Finance, Wyeth Research

2001 to 2002, Vice President – Global Finance, Wyeth Pharmaceuticals

2002 to 2006, Senior Vice President of Finance and Administration/Chief Financial Officer, Fort Dodge Animal Health Division

2006 to 2007, Executive Vice President of Finance and Administration/Chief Financial Officer, Fort Dodge Animal Health Division

2007 to January 2008, Chief Operating Officer, Fort Dodge Animal Health Division

January 2008 to date, President, Fort Dodge Animal Health Division

Geno J. Germano	47	President U.S., Pharmaceuticals and Women’s Health Care Member of Management and Operations Committees	January 2008

Business Experience:

1999 to 2000, Vice President Marketing, Wyeth Pharmaceuticals

2000 to 2002, Managing Director Australia/New Zealand, Wyeth Pharmaceuticals

2002 to 2004, Executive Vice President and General Manager, Vaccines, Wyeth Pharmaceuticals

2004 to 2007, Executive Vice President and General Manager, Pharma Business Unit, Wyeth Pharmaceuticals

2007 to January 2008, President U.S. and General Manager Pharmaceutical Business Unit, Wyeth Pharmaceuticals

January 2008 to date, President U.S., Pharmaceuticals and Women’s Health Care, Wyeth Pharmaceuticals

Name	Age	Offices and Positions	Elected as Executive Officer
Thomas Hofstaetter, Ph.D	59	Senior Vice President – Corporate Business Development Member of Management and Operations Committees	September 2004

Business Experience:		1999 to September 2004, Senior Vice President, Corporate Development, Aventis September 2004 to date, Senior Vice President, Corporate Business Development

Paul J. Jones	62	Vice President and Controller Member of Law/Regulatory Review and Operations Committees	May 1995

Business Experience:		May 1995 to date, Vice President and Controller

Joseph M. Mahady	54	Senior Vice President and President, Wyeth Pharmaceuticals Member of Management, Operations, Law/Regulatory Review and Human Resources and Benefits Committees	June 2001

Business Experience:

September 1997 to June 2002, President, Wyeth Pharmaceuticals - North America

June 2002 to June 2003, Senior Vice President and President - North America, Wyeth Pharmaceuticals

June 2003 to June 2005, Senior Vice President and President - North America and Global Businesses, Wyeth Pharmaceuticals

June 2005 to February 2007, Senior Vice President and President, The Americas and Global Businesses, Wyeth Pharmaceuticals

February 2007 to December 2007, Senior Vice President and President - Global Business, Wyeth Pharmaceuticals

January 2008 to date, Senior Vice President and President, Wyeth Pharmaceuticals

Denise M. Peppard	51	Senior Vice President – Human Resources Member of Management, Operations, Law/Regulatory Review, Human Resources and Benefits and Retirement Committees	January 2008

Business Experience:

1999 to 2000, Vice President Human Resources North America, Wyeth Pharmaceuticals

2000 to 2001, Vice President Human Resources North America/Headquarters Operations, Wyeth Pharmaceuticals

2001 to 2007, Senior Vice President Human Resources, Wyeth Pharmaceuticals

2007 to January 2008, Vice President – Corporate Human Resources

January 2008 to date, Senior Vice President - Human Resources

Name	Age	Offices and Positions	Elected as Executive Officer
Charles A. Portwood	58	President – Technical Operations and Product Supply, Wyeth Pharmaceuticals Member of Management, Operations and Law/Regulatory Review Committees	January 2005

Business Experience:

1970 to November 2001, Senior Vice President, Strategy and Industrial Excellence, Aventis

November 2001 to July 2002, Senior Vice President, Global Supply Chain, Wyeth Pharmaceuticals

July 2002 to date, President – Technical Operations and Product Supply, Wyeth Pharmaceuticals

Cavan M. Redmond	47	President, Wyeth Consumer Healthcare Member of Management, Operations, Law/Regulatory Review and Human Resources and Benefits Committees	December 2007

Business Experience:

2000 to 2001, Vice President, Deputy Chief Global Strategic Marketing, Wyeth Pharmaceuticals

2001 to 2003, Senior Vice President Global Strategic Marketing, Wyeth Pharmaceuticals

2003 to December 2007, Executive Vice President and General Manager BioPharma, Wyeth Pharmaceuticals

December 2007 to date, President, Wyeth Consumer Healthcare

Marily H. Rhudy	60	Senior Vice President – Public Affairs Member of Management, Operations and Law/Regulatory Review Committees	June 2001

Business Experience:		September 1997 to September 2004, Vice President - Public Affairs September 2004 to date, Senior Vice President - Public Affairs

Robert R. Ruffolo Jr., Ph.D	57	Senior Vice President and President, Wyeth Research Member of Management, Law/Regulatory Review, Operations and Human Resources and Benefits Committees	June 2001

Business Experience:		November 2000 to June 2002, Executive Vice President, Pharmaceutical Research and Development, Wyeth Research June 2002 to date, Senior Vice President and President, Wyeth Research

Name	Age	Offices and Positions	Elected as Executive Officer
Lawrence V. Stein	58	Senior Vice President and General Counsel Member of Management, Operations, Law/Regulatory Review, Operations, Human Resources and Benefits and Retirement Committees	June 2001

Business Experience:		July 2000 to June 2001, Vice President and Deputy General Counsel June 2001 to July 2003, Senior Vice President and Deputy General Counsel July 2003 to date, Senior Vice President and General Counsel

Ulf Wiinberg	49	Senior Vice President and President, Wyeth Pharmaceuticals –Europe/Middle East/Africa/Canada and BioPharma Member of Management and Operations Committees	March 2002

Business Experience:

May 1997 to February 2002, Managing Director of the United Kingdom subsidiary of Wyeth Pharmaceuticals

February 2002 to June 2005, President, Wyeth Consumer Healthcare

June 2005 to January 2007, Senior Vice President and President, Wyeth Pharmaceuticals, Europe/Middle East/Africa

January 2007 to January 2008, Senior Vice President and President, Wyeth Pharmaceuticals – Europe/Middle East/Africa/Canada

January 2008 to date, Senior Vice President and President, Wyeth Pharmaceuticals – Europe/Middle East/Africa/Canada and BioPharma

Mary Katherine Wold	55	Senior Vice President – Finance Member of Human Resources and Benefits and Retirement Committees	November 2005

Business Experience:

1988 to March 2002, Partner, Shearman & Sterling LLP

March 2002 to November 2005, Vice President – Taxes

November 2005 to June 2007, Senior Vice President - Taxes and Treasury

June 2007 to date, Senior Vice President - Finance

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information and Dividends

The New York Stock Exchange is the principal market on which our common stock is traded. Tables showing the high and low sales price for our common stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as presented in Market Prices of Common Stock and Dividends can be found in our 2007 Financial Report. In addition, a performance graph, which compares our common stock performance against the S&P 500 and a peer group index, can be found in our 2007 Financial Report.

(b)	Holders

There were approximately 37,733 holders of record of our common stock as of the close of business on January 31, 2008.

(c)	Issuer Purchases of Equity Securities

The following table provides certain information with respect to our repurchases of shares of our common stock during the 2007 fourth quarter:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	(Dollars in millions) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1, 2007 through October 31, 2007	387,353	$47.37	385,270	$3,793.6
November 1, 2007 through November 30, 2007	1,406,288	46.00	1,378,215	3,729.2
December 1, 2007 through December 31, 2007	416,621	47.06	399,700	3,710.5

Total	2,210,262	$46.44	2,163,185

(1)	Our previously authorized Share Repurchase Program, which had been announced on January 25, 2007, allowed for future purchases of up to 30,000,000 shares. On September 27, 2007, our Board amended the program to allow for repurchases of up to $5,000.0 million of our common stock, inclusive of approximately $1,188.2 million of repurchases executed between January 25, 2007 and September 27, 2007 under the prior authorization.

(2)	In addition to purchases under our Share Repurchase Program, this column reflects the following transactions during the 2007 fourth quarter: (i) the deemed surrender to us of 1,269 shares of common stock to satisfy tax withholding obligations in connection with the distribution of shares held in trust for employees who deferred receipt of such shares; (ii) the open market purchase of 13,603 shares to satisfy equivalent dividends paid to employees and non-employee directors’ restricted stock trust holdings; (iii) the open market purchase of 96 shares in connection with the administration of our stock option program; and (iv) the surrender to us of 32,109 shares of common stock to satisfy tax withholding obligations for employees in connection with restricted stock unit and/or performance share unit awards.

ITEM 6.	SELECTED FINANCIAL DATA

The data with respect to the last five fiscal years appearing in the Ten-Year Selected Financial Data presented in our 2007 Financial Report are incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our 2007 Financial Report is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk disclosures as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our 2007 Financial Report are incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm, and Quarterly Financial Data (Unaudited) appearing in our 2007 Financial Report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Chairman of the Board, the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chairman of the Board, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our 2007 Financial Report under the headings Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm, respectively, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL

During the 2007 fourth quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Information relating to our directors is incorporated herein by reference to information included in the definitive proxy statement to be filed with the Securities and Exchange Commission on or about March 14, 2008 (2008 Proxy Statement) under the caption “Election of Directors — Nominees for Election as Directors.”

(b)	Information relating to our executive officers, as of February 28, 2008, is furnished in Part I hereof under a separate unnumbered caption “Executive Officers of the Registrant as of February 28, 2008.”

(c)	Information relating to certain filing obligations of our directors and executive officers under the federal securities laws set forth in the 2008 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

(d)	We have adopted a code of ethics, included within the Wyeth Code of Conduct, that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and others performing similar functions. The Wyeth Code of Conduct is available on the Wyeth Internet Web site at www.wyeth.com. Copies of the Wyeth Code of Conduct are also available, without charge, by contacting Wyeth Investor Relations at (877) 552-4744. We intend to post on our Internet Web site at www.wyeth.com any amendments to, or waivers from, our code of ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and others performing similar functions.

(e)	Information relating to our audit committee, including designation of “audit committee financial experts” under applicable Securities and Exchange Commission rules, is incorporated herein by reference to information included in the 2008 Proxy Statement under the caption “Meetings and Committees of our Board — Committees of our Board.”

(f)	Information regarding the procedures by which our stockholders may recommend nominees to our board of directors is incorporated herein by reference to information included in the 2008 Proxy Statement under the caption “Meetings and Committees of Our Board – Committees of Our Board – Nominating and Governance Committee” and “Appendix A: Criteria and Procedures for Board Candidate Selection for the Board of Directors.” There have been no changes in those procedures since they were last published in our proxy statement dated March 19, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation is incorporated herein by reference to information included in the 2008 Proxy Statement beginning with the caption “Executive Compensation” and ending with the section captioned “Potential Payments upon Termination or Change in Control.” Information with respect to compensation of directors is incorporated herein by reference to information included in the 2008 Proxy Statement under the caption “Director Compensation.” Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to information included in the 2008 Proxy Statement under the caption “Meetings and Committees of Our Board – Committees of Our Board – Compensation and Benefits Committee – Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Information relating to security ownership is incorporated herein by reference to information included in the 2008 Proxy Statement under the caption “Securities Owned by Management” and “Securities Owned by Certain Beneficial Owners.”

(b)	Information regarding our equity compensation plans is incorporated herein by reference to information included in the 2008 Proxy Statement under the caption “Equity Compensation Plan Information.”

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding transactions with management and others and director independence is incorporated herein by reference to information included in the 2008 Proxy Statement under the captions “Transactions With Management And Others” and “Independence of Directors.”

III - 1

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is incorporated herein by reference to information included in the 2008 Proxy Statement beginning with the caption “Independent Registered Public Accounting Firm’s Fee Summary.”

III - 2

PART IV

ITEM 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The following Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, included in our 2007 Financial Report, are incorporated herein by reference into Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of this report:

•	Consolidated Balance Sheets as of December 31, 2007 and 2006

•	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(a)2.	Financial Statement Schedules

Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements.

(a)3.	Exhibits

Exhibit No.	Description
(3.1)	The Company’s Restated Certificate of Incorporation (as amended through May 3, 2007) is incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(3.2)	The Company’s By-Laws (as amended through September 28, 2006) are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, dated October 2, 2006.

(4.1)	Indenture, dated as of April 10, 1992, between the Company and The Bank of New York (successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference to Exhibit 4-a of the Company’s Registration Statement on Form S-3 (File No. 33-57339), filed on January 18, 1995.

(4.2)	Supplemental Indenture, dated October 13, 1992, between the Company and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference to Exhibit 4-b of the Company’s Registration Statement on Form S-3 (File No. 33-57339), filed on January 18, 1995.

(4.3)	Second Supplemental Indenture, dated as of March 30, 2001, between the Company and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (File No. 333-59642) filed on April 27, 2001.

(4.4)	Third Supplemental Indenture, dated as of February 14, 2003, between the Company and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(4.5)	Fourth Supplemental Indenture, dated as of December 16, 2003, between the Company and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (File No. 333-112450) filed on February 3, 2004.

Exhibit No.	Description
(4.6)	Fifth Supplemental Indenture, dated as of December 16, 2003, between the Company and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(4.7)	Sixth Supplemental Indenture, dated as of November 14, 2005, between the Company and The Bank of New York (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated November 15, 2005.

(4.8)	Seventh Supplemental Indenture, dated as of March 27, 2007, between the Company and The Bank of New York, as successor trustee, is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated March 28, 2007.

(10.1)	Credit Agreement, dated as of August 2, 2007, among the Company, the banks and other financial institutions from time to time parties thereto, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-lead Arrangers and Joint Bookrunners, Citicorp USA Inc., as Syndication Agent, Bank of America, N.A., The Bank of Nova Scotia and UBS Securities LLC, as Co-documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 8, 2007.

(10.2)	Master Guarantee and Letter of Credit Agreement, dated as of December 16, 2003, between the Company and ABN AMRO Bank, N.V. is incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10.3)	Seventh Amendment, dated July 21, 2004, to the Nationwide Class Action Settlement, dated November 18, 1999, as amended is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 11, 2005.

(10.4)	Indemnity Agreement (relating to Consent Decree), dated as of September 29, 2000, by and between the Company and Bernard Poussot is incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10.5)+	License Agreement, dated as of January 13, 2006, by and among the Company, acting through its Wyeth Pharmaceuticals Division, Wyeth Pharmaceuticals Company, Inc., Wyeth-Whitehall Pharmaceuticals Inc. and Wyeth Pharmaceuticals Company (on the one hand) and Teva Pharmaceutical Industries Ltd. and Teva Pharmaceuticals USA, Inc. (on the other hand) is incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(10.6)*	Employment Agreement, dated as of January 25, 2007, between the Company and Robert Essner is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 26, 2007.

(10.7)*	Letter Agreement, dated as of December 20, 2007, between the Company and Robert Essner amending the Employment Agreement incorporated by reference to Exhibit 10.6 above is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated December 21, 2007.

(10.8)*	1996 Stock Incentive Plan (as amended through December 5, 2007).

(10.9)*	1999 Stock Incentive Plan (as amended through December 5, 2007).

(10.10)*	Wyeth 2002 Stock Incentive Plan (as amended through December 5, 2007).

(10.11)*	Wyeth 2005 Amended and Restated Stock Incentive Plan (as amended through December 5, 2007).

Exhibit No.	Description
(10.12)*	Form of Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.13)*	Form of Stock Option Agreement (transferable options) is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10.14)*	Form of Special Stock Option Agreement under the 1996 Stock Incentive Plan with Robert Essner dated June 21, 2001 (transferable option) is incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.15)*	Form of Performance Share Award Agreement (Replacement for Outstanding 2005 Awards) is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated May 1, 2006.

(10.16)*	Form of Performance Share Award Agreement is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated May 1, 2006.

(10.17)*	Form of Performance Share Award Agreement for named executive officers and certain other officers is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(10.18)*	Form of Performance Share Award Agreement for other key employees is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(10.19)*	Form of Restricted Stock Unit Award Agreement (three-year cliff vesting) is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10.20)*	Form of Restricted Stock Unit Award Agreement (three-year cliff vesting) is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated May 1, 2006.

(10.21)*	Form of Restricted Stock Unit Award Agreement (three-year cliff-vesting) is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(10.22)*	Form of Restricted Stock Unit Award Agreement under the 1999 Stock Incentive Plan with Bernard Poussot dated January 2, 2008 (phased vesting).

(10.23)*	Form of Restricted Stock Unit Award Agreement under the 2002 Stock Incentive Plan with certain executive officers dated January 23, 2008 (phased vesting).

(10.24)*	Form of Restricted Stock Award Agreement under the 1993 Stock Incentive Plan with Robert Ruffolo dated January 23, 2001 (phased vesting) is incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.25)*	Wyeth 1994 Restricted Stock Plan for Non-Employee Directors (as amended through December 5, 2007).

(10.26)*	Stock Option Plan for Non-Employee Directors (as amended through November 16, 2006) is incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.27)*	2006 Non-Employee Director Stock Incentive Plan (as amended through December 5, 2007).

(10.28)*	Form of Stock Option Agreement under the Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10.29)*	Form of Stock Option Award Agreement under the 2006 Non-Employee Director Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated May 1, 2006.

(10.30)*	Form of Deferred Stock Unit Award Agreement under the 2006 Non-Employee Director Stock Incentive Plan is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated May 1, 2006.

(10.31)*	Wyeth Directors’ Deferral Plan (as amended through December 5, 2007).

Exhibit No.	Description
(10.32)*	Restricted Stock Trust Agreement under Wyeth Stock Incentive Plans is incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(10.33)*	Amendment to Restricted Stock Trust Agreement under Wyeth Stock Incentive Plans is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(10.34)*	Management Incentive Plan is incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10.35)*	Amendment to the Management Incentive Plan is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.36)*	Amendment to the Management Incentive Plan (as amended through December 5, 2007).

(10.37)*	Executive Incentive Plan (as amended through January 25, 2007) is incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.38)*	Summary Description of Performance Incentive Award Program is incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10.39)*	Deferred Compensation Plan is incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10.40)*	Amendment to the Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.41)*	Wyeth 2005 (409A) Deferred Compensation Plan (effective as of January 1, 2005) is incorporated by reference to Exhibit 10.60 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(10.42)*	Wyeth Supplemental Employee Savings Plan (as amended and restated effective as of January 1, 2005) is incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.43)*	Wyeth Savings Plan (as amended and restated effective as of January 1, 2006), is incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.44)*	Wyeth Union Savings Plan (as amended and restated effective as of January 1, 2006) is incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.45)*	Wyeth Executive Retirement Plan (as amended and restated effective as of January 1, 2005) is incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.

(10.46)*	Wyeth Supplemental Executive Retirement Plan (as amended and restated effective as of January 1, 2005) is incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.47)*	Form of 1998 Severance Agreement for Executive Officers and Certain Key Employees entered into by the Company and such individuals from time to time is incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997.

(10.48)*	Form of Amendment to existing 1998 Severance Agreements (Section 409A) for Executive Officers and Certain Key Employees entered into between the Company and all executive officers and certain key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibit 10.47 above is incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.49)*	Form of 1998 Severance Agreement for Other Key Employees entered into by the Company and such individuals from time to time is incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit No.	Description
(10.50)*	Form of Amendment to existing 1998 Severance Agreements (Section 409A) for Other Key Employees entered into between the Company and other key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibit 10.49 above is incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.51)*	Form of Amendment to 1998 Severance Agreements (Section 409A) entered into between the Company and all individuals party to the 1998 Severance Agreements identified in Exhibits 10.47 and 10.49 above is incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.52)*	Form of 2006 Severance Agreement for Executive Officers and Certain Key Employees entered into by the Company and such individuals in August 2006 in replacement for the Severance Agreements in Exhibit 10.47 above is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.53)*	Form of Amendment to existing 2006 Severance Agreements (Section 409A) for Executive Officers and Certain Key Employees entered into between the Company and all executive officers and certain key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibits 10.52 above is incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.54)*	Form of 2006 Severance Agreement for Other Key Employees entered into by the Company and such individuals in August 2006 in replacement for the Severance Agreements in Exhibit 10.49 above is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.55)*	Form of Amendment to existing 2006 Severance Agreements (Section 409A) for Other Key Employees entered into between the Company and other key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibit 10.54 above is incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.56)*	Form of 2006 Severance Agreement for Other New Key Employees entered into by the Company and such individuals from time to time following August 2006 is incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.57)*	Form of Amendment to existing 2006 Severance Agreements (Section 409A) for Other New Key Employees entered into between the Company and other key employees relating to the forms of existing Severance Agreements incorporated by reference as Exhibit 10.56 above is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.58)*	Form of Severance Agreement for New Executive Officers and Certain New Key Employees that have not entered into existing Severance Agreements to be entered into between the Company and such individuals from time to time following September 2007, is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.59)*	Form of Severance Agreement for Other New Key Employees that have not entered into the Severance Agreement referred to in Exhibit 10.58 and that have not entered into existing Severance Agreements to be entered into between the Company and such individuals from time to time following September 2007, is incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(13)	2007 Financial Report. Such report, except for those portions thereof that are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed “filed” as part of this filing.

(21)	Subsidiaries of the Company.

Exhibit No.	Description
(23)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, relating to their report dated February 28, 2008, consenting to the incorporation thereof in the Registration Statements on Form S-3 (No. 33-45324, No. 33-57339, No. 333-108312, No. 333-111093, No. 333-112450 and 333-141486), and S-8 (No. 2-96127, No. 33-24068, No. 33-41434, No. 33-53733, No. 33-55449, No. 33-45970, No. 33-14458, No. 33-50149, No. 33-55456, No. 333-15509, No. 333-76939, No. 333-67008, No. 333-64154, No. 333-59668, No. 333-89318, No. 333-98619, No. 333-98623, No. 333-125005 and No. 333-133814) by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.3)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.3)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended to date is incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(99.2)	Fifth Amendment, dated November 21, 2002, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(99.3)	Sixth Amendment, dated January 10, 2003, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(99.4)	Joint Motion of Wyeth and Claims Facilitating Committee Pursuant to New Settlement Process to Approve Proposed Stay Procedure in Diet Drug Cases, together with supporting documentation, all as filed with the U.S. District Court for the Eastern District of Pennsylvania on January 18, 2005 is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated January 19, 2005.

(99.5)	Consent Decree, dated October 3, 2000, is incorporated by reference to Exhibit 99.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(99.6)	Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and between Immunex, the Company and Amgen Inc. (filed as Exhibit 10.1 to Amgen’s Registration Statement on Form S-4 (File No. 333-81832) on January 31, 2002 and incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated July 29, 2002).

(99.7)	Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective July 8, 2003, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.94 to Amgen’s Annual Report on Form 10-K (File No. 0-12477) for the fiscal year ended December 31, 2003 and incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

(99.8)	Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective April 20, 2004, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.93 to Amgen’s Amended Registration Statement on Form S-4/A (File No. 333-114820) filed on June 29, 2004 and incorporated by reference to Exhibit 99.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

(99.9)	Description of Amendment No. 3 to Amended and Restated Promotion Agreement, effective as of January 1, 2005, by and among the Company and Amgen Inc. (filed as Exhibit 10.16 to Amgen’s Quarterly Report on Form 10-Q (File No. 0-12477) for the quarter ended March 31, 2005) is incorporated herein by reference.

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYETH
(Registrant)

February 29, 2008	By	/s/ Gregory Norden
Gregory Norden
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
Principal Executive Officers:

/s/ Robert Essner Robert Essner	Chairman of the Board	February 28, 2008

/s/ Bernard Poussot Bernard Poussot	President and Chief Executive Officer	February 28, 2008

Principal Financial Officer:

/s/ Gregory Norden Gregory Norden	Senior Vice President and Chief Financial Officer	February 28, 2008

Principal Accounting Officer:

/s/ Paul J. Jones Paul J. Jones	Vice President and Controller	February 28, 2008

Directors:

/s/ Robert M. Amen Robert M. Amen	Director	February 28, 2008

/s/ John D. Feerick John D. Feerick	Director	February 28, 2008

/s/ Frances D. Fergusson, Ph.D. Frances D. Fergusson, Ph.D.	Director	February 28 2008

Signatures	Title	Date

/s/ Victor F. Ganzi Victor F. Ganzi	Director	February 28, 2008

/s/ Robert Langer, Sc.D. Robert Langer, Sc.D.	Director	February 28, 2008

/s/ John P. Mascotte John P. Mascotte	Director	February 28, 2008

/s/ Raymond J. McGuire Raymond J. McGuire	Director	February 28, 2008

/s/ Mary Lake Polan, M.D., Ph.D., M.P.H. Mary Lake Polan, M.D., Ph.D., M.P.H.	Director	February 28, 2008

/s/ Gary L. Rogers Gary L. Rogers	Director	February 28, 2008

/s/ Ivan G. Seidenberg Ivan G. Seidenberg	Director	February 28, 2008

/s/ John R. Torell III John R. Torell III	Director	February 28, 2008

INDEX TO EXHIBITS

Exhibit No.	Description
(10.8)*	1996 Stock Incentive Plan (as amended through December 5, 2007).

(10.9)*	1999 Stock Incentive Plan (as amended through December 5, 2007).

(10.10)*	Wyeth 2002 Stock Incentive Plan (as amended through December 5, 2007).

(10.11)*	Wyeth 2005 Amended and Restated Stock Incentive Plan (as amended through December 5, 2007).

(10.22)*	Form of Restricted Stock Unit Award Agreement under the 1999 Stock Incentive Plan with Bernard Poussot dated January 2, 2008 (phased vesting).

(10.23)*	Form of Restricted Stock Unit Award Agreement under the 2002 Stock Incentive Plan with certain executive officers dated January 23, 2008 (phased vesting).

(10.25)*	Wyeth 1994 Restricted Stock Plan for Non-Employee Directors (as amended through December 5, 2007).

(10.27)*	2006 Non-Employee Director Stock Incentive Plan (as amended through December 5, 2007).

(10.31)*	Wyeth Directors’ Deferral Plan (as amended through December 5, 2007).

(10.36)*	Amendment to the Management Incentive Plan (as amended through December 5, 2007).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(13)	2007 Financial Report. Such report, except for those portions thereof that are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed “filed” as part of this filing.

(21)	Subsidiaries of the Company.

(23)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, relating to their report dated February 28, 2008, consenting to the incorporation thereof in the Registration Statements on Form S-3 (No. 33-45324, No. 33-57339, No. 333-108312, No. 333-111093, No. 333-112450 and 333-141486), and S-8 (No. 2-96127, No. 33-24068, No. 33-41434, No. 33-53733, No. 33-55449, No. 33-45970, No. 33-14458, No. 33-50149, No. 33-55456, No. 333-15509, No. 333-76939, No. 333-67008, No. 333-64154, No. 333-59668, No. 333-89318, No. 333-98619, No. 333-98623, No. 333-125005 and No. 333-133814) by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.3)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.3)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.