Form 10-Q
period 2008-03-31
WYETH
filed 2008-05-05
CIK 5187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                    to

Commission file number: 1-1225

Wyeth

(Exact name of registrant as specified in its charter)

Delaware	13-2526821
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Five Giralda Farms, Madison, NJ	07940
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 660-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Wyeth’s Common Stock outstanding as of the close of business on April 30, 2008

Class	Number of Shares Outstanding
Common Stock, $0.33- 1/3 par value	1,333,338,322

WYETH

Items other than those listed above have been omitted because they are not applicable.

Part I – Financial Information

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007, the results of its operations for the three months ended March 31, 2008 and 2007, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2008 and 2007. It is suggested that these consolidated condensed financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s 2007 Financial Report as incorporated in the Company’s 2007 Annual Report on Form 10-K and information contained in Current Reports on Form 8-K filed since the filing of the 2007 Annual Report on Form 10-K.

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

WYETH

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$9,590,487	$10,453,879
Marketable securities	3,174,626	2,993,839
Accounts receivable less allowances	4,217,818	3,528,009
Inventories:
Finished goods	1,009,545	989,357
Work in progress	1,710,212	1,584,547
Materials and supplies	470,366	461,454

	3,190,123	3,035,358
Other current assets including deferred taxes	2,969,111	2,972,513

Total Current Assets	23,142,165	22,983,598

Property, plant and equipment	16,905,163	16,221,181
Less accumulated depreciation	5,372,944	5,149,023

	11,532,219	11,072,158
Goodwill	4,163,464	4,135,002
Other intangibles, net of accumulated amortization
(March 31, 2008-$328,932 and December 31, 2007-$298,383)	371,165	383,558
Other assets including deferred taxes	4,247,544	4,142,966

Total Assets	$43,456,557	$42,717,282

LIABILITIES
Loans payable	$12,783	$311,586
Trade accounts payable	1,063,299	1,268,600
Accrued expenses	4,921,301	5,333,528
Accrued taxes	626,686	410,565

Total Current Liabilities	6,624,069	7,324,279

Long-term debt	11,669,921	11,492,881
Pension liabilities	506,918	501,840
Accrued postretirement benefit obligations other than pensions	1,719,898	1,676,126
Other noncurrent liabilities	3,627,592	3,511,621

Total Liabilities	24,148,398	24,506,747

Contingencies and commitments (Note 8)

STOCKHOLDERS’ EQUITY
$2.00 convertible preferred stock, par value $2.50 per share	23	23
Common stock, par value $0.33- 1/3 per share	444,000	445,929
Additional paid-in capital	7,170,046	7,125,544
Retained earnings	10,964,119	10,417,606
Accumulated other comprehensive income	729,971	221,433

Total Stockholders’ Equity	19,308,159	18,210,535

Total Liabilities and Stockholders’ Equity	$43,456,557	$42,717,282

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenue	$5,710,649	$5,368,686

Cost of goods sold	1,562,013	1,474,511
Selling, general and administrative expenses	1,722,213	1,512,539
Research and development expenses	839,377	750,732
Interest income, net	(27,456)	(14,800)
Other income, net	(143,485)	(99,636)

Income before income taxes	1,757,987	1,745,340
Provision for income taxes	561,040	491,236

Net income	$1,196,947	$1,254,104

Basic earnings per share	$0.90	$0.93

Diluted earnings per share	$0.89	$0.92

Dividends paid per share of common stock	$0.28	$0.26

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands Except Per Share Amounts)

(Unaudited)

Three Months Ended March 31, 2008:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2008	$23	$445,929	$7,125,544	$10,417,606	$221,433	$18,210,535
Net income				1,196,947		1,196,947
Currency translation adjustments					575,621	575,621
Unrealized losses on derivative contracts, net					(30,612)	(30,612)
Unrealized losses on marketable securities, net					(35,833)	(35,833)
Pension and postretirement benefit adjustments					(638)	(638)

Comprehensive income, net of tax						1,705,485

Cash dividends declared(1)				(374,312)		(374,312)
Common stock acquired for treasury		(2,499)	(27,887)	(276,122)		(306,508)
Common stock issued for stock options		110	12,841			12,951
Stock-based compensation expense			61,960			61,960
Issuance of restricted stock awards		460	307			767
Tax benefit (reduction) from exercises / cancellations of stock options			(2,719)			(2,719)

Balance at March 31, 2008	$23	$444,000	$7,170,046	$10,964,119	$729,971	$19,308,159

Three Months Ended March 31, 2007:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2007	$28	$448,417	$6,142,277	$8,734,699	$(672,666)	$14,652,755
Net income				1,254,104		1,254,104
Currency translation adjustments					82,724	82,724
Unrealized gains on derivative contracts, net					2,561	2,561
Unrealized gains on marketable securities, net					1,935	1,935
Pension and postretirement benefit adjustments					20,403	20,403

Comprehensive income, net of tax						1,361,727

Adoption of FIN 48				(295,370)		(295,370)
Cash dividends declared(2)				(349,385)		(349,385)
Common stock acquired for treasury		(3,543)	(35,752)	(488,498)		(527,793)
Common stock issued for stock options		765	87,515			88,280
Stock-based compensation expense			76,460			76,460
Issuance of restricted stock awards		658	982			1,640
Tax benefit from exercises of stock options			8,684			8,684
Other exchanges	(1)	10	(3)			6

Balance at March 31, 2007	$27	$446,307	$6,280,163	$8,855,550	$(565,043)	$15,017,004

(1)	Included in cash dividends declared were preferred stock cash dividends of $0.50 per share ($5 in the aggregate) declared on January 25, 2008 and paid on March 31, 2008.
(2)	Included in cash dividends declared were preferred stock cash dividends of $0.50 per share ($5 in the aggregate) declared on January 25, 2007 and paid on March 13, 2007.

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net income	$1,196,947	$1,254,104
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales and dispositions of assets	(129,237)	(16,313)
Depreciation and amortization	237,829	212,781
Stock-based compensation	61,960	76,460
Change in deferred income taxes	6,824	20,344
Diet drug litigation payments	(54,035)	(78,480)
Changes in working capital, net	(955,130)	(332,354)
Other items, net	78,872	(29,488)

Net cash provided by operating activities	444,030	1,107,054

Investing Activities
Purchases of intangibles, property, plant and equipment	(271,598)	(210,268)
Proceeds from sales of assets	134,172	20,588
Proceeds from sales and maturities of marketable securities	407,229	333,711
Purchases of marketable securities	(638,667)	(1,171,130)

Net cash used for investing activities	(368,864)	(1,027,099)

Financing Activities
Repayments of debt	(300,000)	—
Proceeds from issuance of long-term debt	—	2,500,000
Other borrowing transactions, net	1,679	(1,981)
Dividends paid	(374,312)	(349,385)
Purchases of common stock for treasury	(306,508)	(527,793)
Exercises of stock options	12,951	94,602

Net cash provided by (used for) financing activities	(966,190)	1,715,443

Effect of exchange rate changes on cash and cash equivalents	27,632	5,230

Increase (decrease) in cash and cash equivalents	(863,392)	1,800,628
Cash and cash equivalents, beginning of period	10,453,879	6,778,311

Cash and cash equivalents, end of period	$9,590,487	$8,578,939

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Recently Issued Accounting Standards:

In December 2007, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards (SFAS) No. 141R, “Business Combinations” (SFAS No. 141R). SFAS No. 141R improves reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141R is generally effective prospectively for business combinations with an acquisition date that is on or after fiscal years beginning after December 15, 2008. The Company will adopt SFAS No. 141R for any business combinations entered into after the effective date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 improves the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity but separate from the parent’s equity. SFAS No. 160 is effective prospectively for fiscal years beginning after December 15, 2008 except for the presentation and disclosure requirements which shall be applied retrospectively. The Company does not anticipate the adoption of the Statement will have a material effect on its consolidated financial position or results of operations.

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-01, “Accounting for Collaborative Arrangements” (EITF 07-01). EITF 07-01 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenues and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to all prior periods where collaborative arrangements existed as of the effective date. The Company currently is assessing the impact of EITF 07-01 on its consolidated financial position and results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), to include how and why an entity uses derivative instruments, the accounting treatment for derivative instruments and hedging activity under SFAS No. 133 and related guidance, and how derivative instruments and hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

issued for fiscal years and interim periods beginning after November 15, 2008. The Company will comply with the additional disclosure requirements upon adoption of SFAS No. 161.

Note 2.	Earnings per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,
(In thousands except per share amounts)	2008	2007
Numerator:
Net income less preferred dividends	$1,196,942	$1,254,099
Denominator:
Weighted average common shares outstanding	1,335,207	1,342,884

Basic earnings per share	$0.90	$0.93

Numerator:
Net income	$1,196,947	$1,254,104
Interest expense on contingently convertible debt	7,071	7,872

Net income, as adjusted	$1,204,018	$1,261,976

Denominator:
Weighted average common shares outstanding	1,335,207	1,342,884
Common stock equivalents of outstanding stock options, deferred contingent common stock awards, performance share awards, restricted stock awards and convertible preferred stock(1)	8,128	15,501
Common stock equivalents of assumed conversion of contingently convertible debt	16,976	16,890

Total shares(1)	1,360,311	1,375,275

Diluted earnings per share(1)	$0.89	$0.92

(1)	At March 31, 2008 and 2007, approximately 111,216 and 76,960 common shares, respectively, related to options outstanding under the Company’s Stock Incentive Plans, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3.	Pensions and Other Postretirement Benefits

Net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2008 and 2007 was as follows:

	Pensions
(In thousands)	Three Months Ended March 31,
Components of Net Periodic Benefit Cost	2008	2007
Service cost	$54,327	$52,774
Interest cost	86,729	79,156
Expected return on plan assets	(105,240)	(97,452)
Prior service cost	978	3,239
Transition obligation	118	118
Recognized net actuarial loss	16,594	25,592

Net periodic benefit cost	$53,506	$63,427

	Other Postretirement Benefits
(In thousands)	Three Months Ended March 31,
Components of Net Periodic Benefit Cost	2008	2007
Service cost	$14,057	$13,250
Interest cost	28,219	26,464
Prior service cost	(10,139)	(9,749)
Recognized net actuarial loss	10,654	11,860

Net periodic benefit cost	$42,791	$41,825

During the three months ended March 31, 2008, contributions of $60.0 million were made to the Company’s defined benefit pension plans, and payments of $21.6 million were made for other postretirement benefits. The Company expects to contribute for the full year approximately $220.0 million to its defined benefit pension plans and make payments of approximately $100.0 million for its other postretirement benefits in 2008.

Note 4.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, FASB issued FASB Staff Position 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company uses the following methods for determining fair value in accordance with SFAS No. 157. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities, through the use of a third-party pricing service (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Fair Value Measurements at March 31, 2008 Using
(In thousands) Description	Balance at March 31, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities available-for-sale	$3,174,626	$31,340	$3,040,024	$103,262
Option and forward contracts	24,522	—	24,522	—
Interest rate swaps	349,790	—	349,790	—

Total assets	$3,548,938	$31,340	$3,414,336	$103,262

Liabilities:
Option and forward contracts	$83,771	—	$83,771	—
Other	7,858	—	7,858	—

Total liabilities	$91,629	—	$91,629	—

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the changes in fair value for assets that have no significant observable inputs (Level 3). These investments are primarily AAA rated international mortgage-backed securities.

(In thousands)	Level 3 Marketable Securities Available-for-Sale
Balance at January 1, 2008	$119,747
Total gains (losses) (realized/unrealized):
Included in Other income, net	(1,897)
Included in other comprehensive income	(918)
Purchases, issuances and settlements	(1,728)
Net transfers out	(11,942)

Balance at March 31, 2008	$103,262

Note 5.	Productivity Initiatives

In 2008, the Company continued its productivity initiatives by launching Project Impact, a company-wide program designed to address short-term fiscal challenges, particularly the significant loss of sales and profits resulting from the launch of generic versions of PROTONIX. Longer-term, Project Impact will include strategic actions transforming the Company’s business to fundamentally change how the Company conducts business across the entire Company and to adapt to the continuously changing environment.

The Company recorded the following charges related to productivity initiatives for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2008	2007
Cost of goods sold	$65,928	$29,056
Selling, general and administrative expenses	100,574	13,478
Research and development expenses	19,113	66

Total productivity initiatives charges(1)	185,615	42,600
Other income, net(2)	(104,655)	—

Net productivity initiatives charges	$80,960	$42,600

Net productivity initiatives charges, after-tax	$69,610	$29,500

Decrease in diluted earnings per share	$0.05	$0.02

(1)	2008 first quarter total charges were primarily for severance and other employee-related costs associated with the anticipated approximately 6% reduction in workforce by year-end. 2007 first quarter charges were primarily related to manufacturing site network consolidation initiatives.
(2)	Other income, net represents the net gain on the sale of a Japanese manufacturing facility.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The net productivity initiatives charges were incurred for:

	Three Months Ended March 31,
(In thousands)	2008	2007
Personnel costs	$153,022	$11,095
Accelerated depreciation	10,418	20,986
Other closure/exit costs	22,175	10,519

Total productivity initiatives charges	185,615	42,600
Gain on asset sale	(104,655)	—

Net productivity initiatives charges	$80,960	$42,600

Net productivity initiatives charges are recorded in the Corporate segment. The following table sets forth net productivity initiatives charges as they relate to the Company’s reportable segments:

(In thousands)	Three Months Ended March 31,
Segment	2008	2007
Pharmaceuticals	$158,821	$37,269
Consumer Healthcare	21,209	4,291
Animal Health	1,040	1,040
Corporate	4,545	—

Total productivity initiatives charges	185,615	42,600
Gain on asset sale - Pharmaceuticals	(104,655)	—

Net productivity initiatives charges	$80,960	$42,600

The following table summarizes the net productivity initiatives charges, payments made and the reserve balance at March 31, 2008:

(In thousands) Productivity Initiatives	Reserve at December 31, 2007	Total Net Charges Three Months	Net Payments/ Non-cash Charges	Reserve at March 31, 2008
Personnel costs	$154,564	$153,022	$(5,603)	$301,983
Accelerated depreciation	—	10,418	(10,418)	—
Other closure/exit costs	116,030	22,175	(114,968)	23,237
Gain on asset sale	—	(104,655)	104,655	—

Total	$270,594	$80,960	$(26,334)	$325,220

At March 31, 2008, the reserve balance for personnel costs related primarily to committed employee severance obligations and other employee-related costs associated

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

with the Company’s productivity initiatives. The majority of these amounts will be paid in 2008, with the remainder paid over the next 36 months. It is expected that additional costs will be incurred under the Company’s productivity initiatives over the next several years.

Note 6.	Stock-Based Compensation

The following table summarizes the components and classification of stock-based compensation expense for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(In thousands)	2008	2007
Stock options	$31,000	$47,600
Restricted stock unit awards	21,700	19,200
Performance share unit awards	9,300	9,700

Total stock-based compensation expense	$62,000	$76,500

Cost of goods sold	$6,800	$7,300
Selling, general and administrative expenses	36,900	46,600
Research and development expenses	18,300	22,600

Total stock-based compensation expense	62,000	76,500

Tax benefit	21,500	25,100

Net stock-based compensation expense	$40,500	$51,400

Note 7.	Income Taxes

Except for the California Franchise Tax Board, where the Company has filed protests for the 1996-2003 tax years, taxing authorities are generally reviewing the Company’s tax returns for post-2001 tax years, including the Internal Revenue Service (IRS), which has begun its audit of the Company’s tax returns for the 2002-2005 tax years. As part of this audit, the IRS is examining the pricing of the Company’s cross-border arrangements. While the Company believes that the pricing of these arrangements is appropriate and that its reserves are adequate with respect to such pricing, it is possible that the IRS will propose adjustments in excess of such reserves and that conclusion of the audit will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on the Company’s results of operations or cash flows in the period in which an adjustment is recorded and in future periods. The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company; however, each year, the Company records significant tax benefits with respect to its cross-border arrangements, and the possibility of a resolution that is material to the financial position of the Company cannot be excluded.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8.	Contingencies and Commitments

The Company is involved in various legal proceedings, including product liability, patent, commercial, environmental and antitrust matters, of a nature considered normal to its business, the most important of which are described below and/or have been described in the Company’s 2007 Financial Report as incorporated in its 2007 Annual Report on Form 10-K. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Additionally, the Company records insurance receivable amounts from third-party insurers when recovery is probable.

Like many pharmaceutical companies in the current legal environment, the Company is involved in legal proceedings, including product liability and patent litigation, that are significant to its business, complex in nature and have outcomes that are difficult to predict. Product liability claims, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention, and may adversely affect the Company’s reputation and demand for its products and may result in significant damages. Patent litigation, if resolved unfavorably, can injure the Company’s business by subjecting the Company’s products to earlier than expected generic competition and also can give rise to payment of significant damages or restrictions on the Company’s future ability to operate its business.

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

Product Liability Litigation

Diet Drug Litigation

The litigation against the Company alleging that the Company’s former weight loss products, REDUX and/or PONDIMIN, caused certain serious conditions, including valvular heart disease and primary pulmonary hypertension, is described in detail in the Company’s 2007 Financial Report as incorporated in its 2007 Annual Report on Form 10-K. Total diet drug litigation payments were $54.0 million for the 2008 first quarter, of which $19.2 million were made in connection with the nationwide settlement (including the Seventh Amendment). Payments under the nationwide settlement may continue, if

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

necessary, until 2018. The Company has taken charges in connection with the REDUX and PONDIMIN diet drug matters, which to date total $21,100.0 million. The $2,204.3 million reserve balance at March 31, 2008 represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, opt outs from the nationwide settlement and primary pulmonary hypertension claims, and including the Company’s legal fees related to the diet drug litigation. It is possible that additional reserves may be required in the future, although the Company does not believe that the amount of any such additional reserves is likely to be material. On April 29, 2008, the reserve was reduced as a result of a payment of $798.0 million in connection with the Seventh Amendment to the nationwide settlement.

Hormone Therapy Litigation

The litigation against the Company alleging injury as a result of the plaintiffs’ use of one or more of the Company’s hormone or estrogen therapy products, including PREMPRO or PREMARIN, is described in the Company’s 2007 Financial Report as incorporated in its 2007 Annual Report on Form 10-K. As of March 31, 2008, the Company was defending approximately 5,400 actions brought on behalf of approximately 7,900 women in various federal and state courts throughout the United States (including, in particular, the United States District Court for the Eastern District of Arkansas and the Pennsylvania Court of Common Pleas, Philadelphia County) for personal injuries, including claims for breast cancer, stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMPRO or PREMARIN.

On February 25, 2008, a jury in the United States District Court for the Eastern District of Arkansas returned a verdict in favor of the plaintiff in Scroggin v. Wyeth, et al., No. 4:04CV01169 WRW, finding the Company and co-defendant Upjohn jointly and severally liable for $2.75 million in compensatory damages. On March 6, 2008, the jury subsequently awarded $19.36 million in punitive damages against the Company and $7.76 million in punitive damages against Upjohn. On April 9, 2008, the Company filed motions for judgment notwithstanding the verdict or for a new trial. Those motions were denied in an order dated April 10, 2008. The Company’s post-trial motions to vacate or reduce the punitive damage award remain pending. The Company plans to appeal the compensatory verdict, as well as the punitive verdict, should it survive the Company’s post-trial motions.

Of the 27 hormone therapy cases alleging breast cancer that have been resolved after being set for trial, 22 now have been resolved in the Company’s favor (by voluntary dismissal by the plaintiffs, summary judgment, defense verdict or judgment for the Company notwithstanding the verdict), several of which are being appealed by the plaintiffs. Of the remaining five cases, two such cases have been settled; one (Daniel) resulted in a plaintiffs’ verdict that was vacated by the court and a new trial ordered (which plaintiffs have appealed); and two (Rowatt and Scroggin) resulted in plaintiffs’ verdicts that the Company is challenging by post-trial motions or an appeal. Additional cases have been voluntarily dismissed by plaintiffs before a trial setting. Trials of additional hormone therapy cases are scheduled throughout 2008. Individual trial results depend on a variety of factors, including many that are unique to the particular case, and the Company’s trial results to date, therefore, may not be predictive of future trial results.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

As the Company has not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, the Company has not established any litigation accrual for its hormone therapy litigation.

Patent Litigation

PROTONIX Litigation

In the litigation in the United States District Court for the District of New Jersey filed by the Company and its licensing partner, Nycomed GmbH (Nycomed), against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd. (collectively, Teva), Sun Pharmaceutical Advanced Research Centre Ltd. and Sun Pharmaceutical Industries Ltd. (collectively, Sun), and KUDCO Ireland, Ltd., each of which has filed an Abbreviated New Drug Application (ANDA) seeking U.S. Food and Drug Administration (FDA) approval to market generic pantoprazole sodium 20 mg and 40 mg delayed release tablets (which is discussed in the Company’s 2007 Financial Report as incorporated in its 2007 Annual Report on Form 10-K), the Company and Nycomed have appealed the Court’s denial of the preliminary injunction sought by the Company and Nycomed against both Teva and Sun that would have prevented them from launching generic versions of PROTONIX until the Court enters a final decision in the litigation. Pantoprazole sodium is the active ingredient used in PROTONIX. In December 2007, Teva launched a generic pantoprazole tablet “at risk.” Sun also launched a generic pantoprazole tablet “at risk” in late January 2008. Following Teva’s “at risk” launch and its resulting impact on the market, the Company launched its own generic version of PROTONIX tablets in January 2008. The Company and Nycomed have filed amended complaints seeking to recover lost profits and other damages resulting from Teva’s and Sun’s patent infringement and have requested a jury trial. The Company and Nycomed expect trial in this matter to occur in mid-2009. The Company and Nycomed intend to continue to vigorously enforce their patent rights and will continue to seek court orders prohibiting further sales of generic pantoprazole prior to expiration of the pantoprazole compound patent. The Company and Nycomed continue to believe that the pantoprazole patent is valid and enforceable and that the patent will withstand the challenges by these generic companies.

In April 2008, Sandoz Inc. (Sandoz) notified the Company and Nycomed that it had filed an ANDA seeking FDA approval to market generic pantoprazole sodium 40 mg base/vial I.V. and challenging the Orange Book listed formulation patent expiring in November 2021. Sandoz has not challenged the pantoprazole compound patent, which expires in July 2010 and is also listed in the Orange Book. The Company’s licensing partner, Nycomed, is the owner of these patents. The Company and Nycomed are currently evaluating the Sandoz notification.

In April 2008, Teva Parenteral Medicines, Inc. (TPMI) notified the Company and Nycomed that it had filed an application with the FDA pursuant to 21 U.S.C. 355(b)(2), also known as a 505(b)(2) application, seeking FDA approval to market generic pantoprazole sodium 40 mg base/vial I.V. and challenging the Orange Book listed compound patent, which expires in July 2010, and the Orange Book listed formulation patent, which expires in November 2021. The Company’s licensing partner, Nycomed, is

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

the owner of these patents. The Company and Nycomed are currently evaluating the TPMI notification.

EFFEXOR Litigation

In the litigation in the United States District Court for the District of Delaware filed by the Company against Impax Laboratories, Inc. (Impax), alleging that the filing by Impax of an ANDA seeking FDA approval to market 37.5 mg, 75 mg and 150 mg venlafaxine HCl extended release capsules infringes the same three patents that were at issue in the previously settled Teva litigation (described in the Company’s 2007 Financial Report as incorporated in its 2007 Annual Report on Form 10-K), the Court has postponed the trial date to permit the parties to pursue a potential settlement. Any such settlement would be subject to Federal Trade Commission review before it could be finalized. Trial is now scheduled for July 8, 2008.

The Company and Osmotica Pharmaceutical Corp. (Osmotica) have settled the lawsuit filed by the Company against Osmotica in the United States District Court for the Eastern District of North Carolina alleging that Osmotica’s filing of an application with the FDA pursuant to 21 U.S.C. 355(b)(2), also known as a 505(b)(2) application, seeking approval to market 37.5 mg, 75 mg, 150 mg and 225 mg venlafaxine HCl extended release tablets infringes two of the same patents that were at issue in the previously settled Teva litigation. Under the terms of the settlement, the Company granted Osmotica a license under certain of its patents pursuant to which Osmotica would be required to pay the Company a royalty on its sales of its extended release venlafaxine tablets.

LYBREL Litigation

In a letter dated January 28, 2008, Watson Pharmaceuticals Inc. (Watson) notified the Company that it had filed an ANDA containing a Paragraph IV certification seeking FDA approval to market a generic version of LYBREL (levonorgestrel and ethinyl estradiol tablets, 0.09mg/0.02 mg) prior to the expiration of the Orange Book listed patent, United States Patent No. 6,500,814, which expires in September 2018. On March 12, 2008, the Company filed a patent infringement suit against the relevant Watson entities in the District Court for the District of Delaware. The Company believes that the defendants infringe the asserted patent and that the patent is valid and enforceable.

In a letter dated April 16, 2008, Sandoz notified the Company that it had filed an ANDA containing a Paragraph IV certification seeking to market a generic version of LYBREL prior to the expiration of the same patent. The Company is currently evaluating the Sandoz notification.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Commercial Litigation

PRISTIQ Related Litigation

On February 27, 2008, an additional lawsuit was filed in the litigation making allegations relating to the Company’s receipt, in July 2007, of an approvable letter from the FDA in connection with the Company’s New Drug Application (NDA) for PRISTIQ for the vasomotor symptoms (VMS) indication. Herrera, et al. v. Wyeth, et al., No. 2:08-cv-1066 (WJM) (U.S.D.C., D.N.J.) is a putative Employee Retirement Income Security Act of 1974, as amended (ERISA) class action which alleges breach of fiduciary duty by the Wyeth Savings Plan Committee, the Wyeth Savings Plan-Puerto Rico Committee, the Wyeth Retirement Committee and eight current and former corporate officers and committee members for offering the Wyeth Common Stock Fund as an investment alternative in the Savings Plan, Union Savings Plan and Savings Plan-Puerto Rico. The complaint alleges that the individuals and committees permitted investment in the Common Stock Fund notwithstanding their knowledge of cardiovascular and hepatic adverse events seen in PRISTIQ VMS clinical trials, that the defendants knew or should have known that those events would likely delay or prevent approval of the PRISTIQ VMS NDA, and that defendants failed to assure disclosure of those issues in the Company’s public statements about PRISTIQ. In addition to the claims that the alleged lack of disclosure constitutes a breach of fiduciary duty under ERISA, plaintiff also alleges claims for breaches of the duties of loyalty, exclusive purpose and prudence under ERISA against each of the defendants.

Average Wholesale Price Litigation

In the litigation in which plaintiffs allege that the Company and other defendant pharmaceutical companies artificially inflated the Average Wholesale Price (AWP) of their drugs, one of the four state actions naming the Company as a defendant has been dismissed as against the Company. The People of Illinois v. Abbott Laboratories, Inc., et al., No. 05CH0274, Cir. Ct., Cook County, Illinois, was brought against a former subsidiary of the Company that manufactured generic pharmaceutical products. The trial court concluded that because the plaintiff, the State of Illinois, does not reimburse for generic products based on AWP, there was no factual basis to keep the generic manufacturers in the suit.

In addition, International Union of Operating Engineers, et al. v. AstraZeneca PLC, et al., No. MON-L-3136-06, Super. Ct., Monmouth County, New Jersey, one of the two private class actions filed on behalf of Medicare beneficiaries who make co-payments, as well as private health plans and ERISA plans that purchase drugs based on AWP, has been dismissed without prejudice following the withdrawal of the plaintiff union from the case.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 9.	Company Data by Segment

The Company has four reportable segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare), Fort Dodge Animal Health (Animal Health) and Corporate. The Company’s Pharmaceuticals, Consumer Healthcare and Animal Health reportable segments are strategic business units that offer different products and services. The reportable segments are managed separately because they develop, manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. The Company’s Corporate segment is responsible for the audit, controller, treasury, tax and legal operations of the Company’s businesses and maintains and/or incurs certain assets, liabilities, income, expense, gains and losses related to the overall management of the Company that are not allocated to the other reportable segments.

The following tables set forth Net revenue for the Company’s principal products and reportable segments, as well as Income (loss) before income taxes for the Company’s reportable segments for the three months ended March 31, 2008 and 2007:

	Net Revenue
	Three Months Ended March 31,
(In thousands)	2008	2007
Pharmaceuticals:
EFFEXOR	$1,021,386	$891,025
PREVNAR	705,803	616,562
ENBREL(1)	605,558	445,205
Nutrition	411,205	346,703
ZOSYN/TAZOCIN	341,956	281,066
PREMARIN family	276,141	241,148
PROTONIX family(2)	159,164	474,098
Alliance revenue(1) (3)	369,035	303,968
Other	868,545	881,633

Total Pharmaceuticals	4,758,793	4,481,408
Consumer Healthcare	675,208	611,387
Animal Health	276,648	275,891

Total net revenue	$5,710,649	$5,368,686

(1)	ENBREL net revenue includes sales of ENBREL outside the United States and Canada, where the Company has exclusive rights, but does not include the Company’s share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen Inc., which the Company records as alliance revenue.

(2)	PROTONIX family reflects revenue from both the branded product ($83,336) and the Company’s own generic version ($75,828).

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(3)	Alliance revenue is generated from sales of ENBREL in the United States and Canada, ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

	Income (Loss) before Income Taxes
(In thousands)	Three Months Ended March 31,
Segment	2008	2007
Pharmaceuticals(1)	$1,695,729	$1,629,655
Consumer Healthcare(1)	121,260	102,974
Animal Health	61,370	63,542
Corporate(2)	(120,372)	(50,831)

Total	$1,757,987	$1,745,340

(1)	Income (loss) before income taxes for the 2008 first quarter included gains from product divestitures of approximately $23,100 and pertained primarily to the Pharmaceuticals and Consumer Healthcare segments. Income (loss) before income taxes for the 2007 first quarter included gains from product divestitures of approximately $16,300 and pertained primarily to the Pharmaceuticals segment.

(2)	Corporate loss before taxes included a net charge of $80,960 for the 2008 first quarter compared with $42,600 for the 2007 first quarter, related to the Company’s productivity initiatives. The initiatives related to the reportable segments as follows:

(In thousands)	Three Months Ended March 31,
Segment	2008	2007
Pharmaceuticals	$158,821	$37,269
Consumer Healthcare	21,209	4,291
Animal Health	1,040	1,040
Corporate	4,545	—

Total productivity initiatives charges	185,615	42,600
Gain on asset sale - Pharmaceuticals	(104,655)	—

Net productivity initiatives charges	$80,960	$42,600

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the consolidated condensed financial statements and notes to consolidated condensed financial statements on pages 3 to 20 of this report. When reviewing the commentary below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in “Item 1A. RISK FACTORS” in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business; we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” on pages 44 to 46 of this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

Our Business

Wyeth is one of the world’s largest research-based pharmaceutical and health care products companies and is a leader in the discovery, development, manufacturing and marketing of pharmaceuticals, biotechnology products, vaccines, non-prescription medicines and animal health products.

We have three principal operating segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare) and Fort Dodge Animal Health (Animal Health), which we manage separately because they develop, manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. These segments reflect how senior management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. The percentage of worldwide net revenue and revenue generated outside the United States by operating segment for the 2008 first quarter was as follows:

	Pharmaceuticals	Consumer Healthcare	Animal Health
% of 2008 first quarter worldwide net revenue	83%	12%	5%

% of 2008 first quarter segment net revenue generated outside the United States	54%	52%	63%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

We also have a reportable Corporate segment primarily responsible for the audit, controller, treasury, tax and legal operations of our businesses. The Corporate segment maintains and/or incurs certain assets, liabilities, income, expense, gains and losses related to our overall management that are not allocated to the other reportable segments.

Our principal strategy for success is creation of innovative products through research and development. We strive to produce first-in-class and best-in-class therapies for significant unmet medical needs by leveraging our breadth of knowledge and our resources across three principal scientific development platforms: small molecules, biopharmaceuticals and vaccines.

We also strive to innovate commercially and change the way we approach our business in response to the challenging global health care environment. In 2008, we continued our productivity initiatives by launching Project Impact, a company-wide program designed to address short-term fiscal challenges, particularly the significant loss of sales and profits resulting from the launch of generic versions of PROTONIX. Longer-term, Project Impact will include strategic actions transforming our business to fundamentally change how we conduct business across the entire Company and to adapt to the continuously changing environment.

In the 2008 first quarter, we received approval for three new products. In February, the U.S. Food and Drug Administration (FDA) approved XYNTHA (Antihemophilic Factor [Recombinant], Plasma/Albumin-Free), a recombinant factor VIII product for patients with hemophilia A for both the control and prevention of bleeding episodes and surgical prophylaxis. Also, in February, the FDA approved PRISTIQ (desvenlafaxine), a structurally novel, once-daily serotonin-norepinephrine reuptake inhibitor, to treat adult patients with major depressive disorder. In March, we and our collaboration partner, Progenics Pharmaceuticals, Inc. (Progenics), received approval in Canada for RELISTOR (methylnaltrexone bromide) for subcutaneous injection for the treatment of opioid-induced constipation in advanced-illness patients who are receiving palliative care. In addition, in April 2008, we and Progenics received FDA approval for RELISTOR subcutaneous injection for the same indication. Also, in April 2008, we and Progenics received a positive opinion for RELISTOR subcutaneous injection from the Committee for Medicinal Products for Human Use (CHMP) for the same indication. The CHMP’s positive opinion for RELISTOR will now be forwarded to the European Commission for a final decision, which is anticipated by mid-year 2008.

2008 First Three Months Financial Highlights

•	Worldwide net revenue increased 6% to $5,710.6 million;

•

Pharmaceuticals net revenue increased 6%, reflecting higher sales of EFFEXOR, ENBREL, PREVNAR, Nutrition products, the PREMARIN family of products and ZOSYN. The increase in Pharmaceuticals net revenue was offset, in part, by lower sales of the PROTONIX family of products due to generic competition. Alliance revenue increased 21% to $369.0 million for the 2008 first quarter due primarily to higher sales of

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

ENBREL in the United States and Canada, which were offset, in part, by lower alliance revenue associated with sales of the CYPHER stent and ALTACE;

•

Consumer Healthcare net revenue increased 10% resulting from higher sales of CENTRUM, ADVIL and CALTRATE, partially offset by lower sales of ROBITUSSIN, primarily due to the voluntary recall and replacement program initiated during the 2007 third quarter in connection with the redesign of dosing cups, as well as lower sales of ALAVERT and DIMETAPP; and

•	Animal Health net revenue was consistent with the 2007 first quarter. Higher sales of poultry and livestock products were offset by lower sales of equine and companion animal products.

Our Principal Products

Set forth below is a summary of net revenue performance of our principal products in the 2008 first quarter:

(Dollars in millions)	2008 First Quarter Net Revenue	% Increase (Decrease) over 2007 First Quarter
EFFEXOR	$1,021.4	15%
PREVNAR	705.8	14%
ENBREL	605.6	36%
Nutrition	411.2	19%
Alliance revenue	369.0	21%
ZOSYN/TAZOCIN	342.0	22%
PREMARIN family	276.1	15%
PROTONIX family	159.2	(66)%

•

EFFEXOR (EFFEXOR and EFFEXOR XR) is our novel antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder. EFFEXOR remains our largest franchise and the number one selling antidepressant globally. See “Our Challenging Business Environment” beginning on page 29 for a discussion of generic competition for EFFEXOR and EFFEXOR XR.

•

PREVNAR is our vaccine for preventing invasive pneumococcal disease (IPD) in infants and children. PREVNAR is the world’s best selling vaccine and now is available in 87 countries worldwide and included in 23 national immunization programs (NIPs), with several additional countries announcing their intention to initiate NIPs. A study published in the February 15, 2008 issue of the Centers for Disease Control and Prevention’s Morbidity and Mortality Weekly Report found that PREVNAR has had broad public health impact since its introduction in the United States in 2000, including a 98 percent decline of vaccine-type IPD and a 77 percent decline in overall IPD in infants and young children through 2005 compared with a pre-vaccine baseline.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

•

ENBREL is our treatment for rheumatoid arthritis, psoriasis and other conditions. We have exclusive rights to ENBREL outside the United States and Canada. We co-promote ENBREL with Amgen Inc. (Amgen) in the United States and Canada, which we record as alliance revenue. ENBREL maintains its leading U.S. market position in rheumatology and dermatology; is the leading biotechnology product based on total global sales; and ranks fifth in worldwide sales among the top pharmaceutical products.

•

Nutrition includes our infant formula and toddler products NURSOY, PROGRESS, PROMIL and S-26. We continue to expand into new markets, grow our business in the countries where we compete, particularly in key emerging markets such as China, and shift focus of our business to the more profitable premium sector of the market. Also, during the quarter, we announced plans to continue with our $500.0 million capital investment in the Asia/Pacific region with a new manufacturing site in China and ongoing expansion of our existing facilities in Singapore and the Philippines.

•

Alliance revenue includes our share of profits from sales of ENBREL in the United States and Canada, where we co-promote the product with Amgen; certain revenue earned related to sirolimus, the active ingredient in RAPAMUNE, which coats the CYPHER coronary stent marketed by Johnson & Johnson; and fees received from King Pharmaceuticals, Inc., generally based on a percentage of ALTACE net sales and subject to annual payment limits. These fees will be received through 2010. We expect that our alliance revenue in 2008 from ALTACE will be adversely impacted by generic competition for the product. See “Our Challenging Business Environment” beginning on page 29.

•

ZOSYN (TAZOCIN internationally), our broad-spectrum I.V. antibiotic, is the number one selling injectable antibiotic worldwide. Our new advanced formulation of ZOSYN launched during 2006 in the United States and in the majority of international markets in 2007. The few remaining markets will launch in 2008. See “Our Challenging Business Environment” beginning on page 29 for a discussion of potential generic competition for ZOSYN.

•

Our PREMARIN family of products remains the leading therapy to help women address moderate to severe menopausal symptoms. See “Our Challenging Business Environment” beginning on page 29 for a discussion of recent publications of analyses of the benefits and risks of hormone therapy.

•

Sales in the 2008 first quarter of PROTONIX, our branded proton pump inhibitor indicated for gastroesophageal reflux disease, were adversely affected by the “at risk” launch of generic pantoprazole tablets in the United States by Teva Pharmaceutical Industries, Ltd. and Teva Pharmaceuticals USA, Inc. (collectively, Teva) on December 21, 2007 and the subsequent “at risk” launch of Sun Pharmaceutical Advanced Research Centre Ltd. and Sun Pharmaceutical Industries Ltd.’s (collectively, Sun) generic pantoprazole tablets. On January 29, 2008, Wyeth and its business partner, Nycomed, GmbH (Nycomed) announced the U.S. launch of Wyeth’s own generic version of PROTONIX tablets. However, sales of Wyeth’s own generic have not, and cannot, offset the substantial harm caused by the launch of infringing generics. We believe the PROTONIX compound patent is strong and will continue to vigorously pursue our litigation against Teva, Sun and other infringing generics. Wyeth will seek to recover its

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

lost profits and other damages resulting from the infringing sales by Teva and Sun, and will continue to seek court orders against infringement of this patent. PROTONIX family net revenue includes net revenue from both the branded product and our own generic version. See “Our Challenging Business Environment” beginning on page 29 for a discussion of generic competition for PROTONIX.

For more detail regarding our principal products, the preceding summary should be read in conjunction with our principal product summary in the overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Financial Report as incorporated in our 2007 Annual Report on Form 10-K.

Our Product Pipeline

Our continued success depends, in large part, on the discovery and development of new and innovative pharmaceutical products and additional indications for existing products.

With respect to TYGACIL (tigecycline), our innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections, our July 2007 supplemental New Drug Application supporting TYGACIL as a treatment for community-acquired pneumonia and as a treatment for additional resistant pathogens in the approved complicated skin and skin structure infection and complicated intra-abdominal infection indications remains under FDA review with an action date in May 2008. In April 2008, we withdrew our regulatory filing in the European Union (EU) for TYGACIL for the treatment of community-acquired pneumonia based on the opinion of the CHMP that our clinical data were not sufficient to allow the CHMP to conclude a positive benefit-risk balance in community-acquired pneumonia at this time. We also intend to commence new Phase 2 clinical trials of TYGACIL for the treatment of hospital-acquired pneumonia in mid-2008.

Our New Drug Application (NDA) filing for PRISTIQ (desvenlafaxine), a structurally novel, once-daily serotonin-norepinephrine reuptake inhibitor, for the treatment of adult patients with major depressive disorder (MDD) was approved by the FDA in February 2008. FDA approval was subject to several post-marketing commitments, including conducting and submitting data from a new long-term maintenance (relapse prevention) study, a sexual dysfunction study, pediatric studies and a study exploring lower doses. The FDA also requested an additional non-clinical toxicity study. We began shipping PRISTIQ in April 2008 and expect to conduct a full U.S. launch of the product in May 2008. In September 2007, we submitted our Marketing Authorization Application (MAA) in Europe for desvenlafaxine for MDD. The MAA reviewers have raised concerns about efficacy, and we do not anticipate receiving a CHMP opinion until early 2009.

With respect to our NDA filing with the FDA for PRISTIQ as a non-hormonal treatment for vasomotor symptoms associated with menopause, we received an approvable letter from the FDA on July 23, 2007. In its letter, the FDA indicated that before the application could be approved, it would be necessary for us to provide additional data regarding the potential for serious adverse cardiovascular and hepatic effects associated with the use of PRISTIQ in this indication. The FDA requested that these data come from a randomized, placebo-

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

controlled clinical trial of a duration of one year or more conducted in postmenopausal women. The FDA also requested that we address certain chemistry, manufacturing and controls deficiencies prior to approval. The FDA also made clinical and chemistry requests, which the FDA indicated were not approvability issues. We have been in discussions with the FDA regarding the approvable letter and the requested clinical trial. The trial currently under consideration would take 18 months or more to complete, and we expect that the study will begin in mid-2008, pending final FDA concurrence on the study protocol. With respect to regulatory review of desvenlafaxine for the treatment of vasomotor symptoms in the EU, we believe that additional data will be necessary to address questions raised by the CHMP regarding the risk-benefit profile of desvenlafaxine in this indication, which could include data from the new study requested by the FDA. As a result, in March 2008, we withdrew our MAA for this indication.

In April 2008, we and our collaboration partner, Progenics, received FDA approval for RELISTOR subcutaneous injection for the treatment of opioid-induced constipation in advanced-illness patients who are receiving palliative care, when response to laxative therapy has not been sufficient. Also, in April 2008, we and Progenics received a positive opinion for RELISTOR subcutaneous injection from the CHMP for the same indication. The CHMP’s positive opinion for RELISTOR will now be forwarded to the European Commission for a final decision, which is anticipated by mid-year 2008. RELISTOR subcutaneous injection was also approved in March 2008 in Canada. We intend to launch RELISTOR in the United States and Canada in the near future. In March 2008, we announced that the primary endpoint was not achieved in the first of two Phase 3 clinical trials of RELISTOR for intravenous use in the management of post-operative ileus in patients recovering from segmental colectomy surgical procedures. Results of the second Phase 3 study in segmental colectomy patients are expected to be available mid-year 2008. In addition to the two studies in segmental colectomy patients, we are conducting a Phase 3 study of intravenous RELISTOR for the management of post-operative ileus in patients who have undergone surgical repair of large abdominal hernias. We also are working with Progenics to develop an oral formulation of RELISTOR, and Phase 2 clinical trials are in process.

Our NDA for XYNTHA (Antihemophilic Factor [Recombinant], Plasma/Albumin-Free) was approved by the FDA in February 2008. XYNTHA is a recombinant factor VIII product for patients with hemophilia A for both the control and prevention of bleeding episodes and surgical prophylaxis. XYNTHA is manufactured and formulated using an albumin-free process and state-of-the-art nanofiltration technology. It is also the only recombinant factor VIII product to utilize an entirely non-human and non-animal based purification process. Our EU regulatory filing for REFACTO AF, the trade name for XYNTHA in the EU, remains under regulatory review.

With respect to VIVIANT (bazedoxifene), our selective estrogen receptor modulator for postmenopausal osteoporosis, the FDA has advised us that it expects to convene an advisory committee to review our pending NDAs for both the treatment and prevention indications. In December 2007, we received a second approvable letter from the FDA with respect to the prevention indication. In its letter, the FDA identified several remaining questions regarding

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

issues that had been previously identified during the review process and that were not fully resolved by our complete response to the first approvable letter, which we received in April 2007. More specifically, the FDA has requested further analyses and discussion concerning the incidence of stroke and venous thrombotic events and has identified certain issues concerning data collection and reporting and requested additional source documents. In the letter, the FDA also indicated that the data from the Asian clinical studies that we submitted in late 2007 were not reviewed for this action. The approvable letter did not request the initiation of any new studies. In our February 2008 end-of-review conference with the FDA for the prevention indication, we agreed to conduct and submit further analyses of data from our clinical trials prior to the expected advisory committee meeting. We expect that the FDA-requested advisory committee meeting will be scheduled following submission of our complete response to the approvable letter with respect to the prevention indication, which we expect to file by the end of 2008. The FDA action date for the NDA for the treatment of osteoporosis remains at the end of May 2008, but we do not expect approval at that time given the expected timing of the advisory committee meeting. In September 2007, we submitted our MAA in Europe for VIVIANT for the treatment and prevention of osteoporosis. During the ongoing review, the assessors have raised several questions regarding the efficacy results and non-clinical safety data. We are planning to submit a response in the third quarter of 2008.

With respect to APRELA (bazedoxifene/conjugated estrogens), our tissue selective estrogen complex under development for menopausal symptoms and osteoporosis, we met with the FDA in early 2008 to review the results from our Phase 3 clinical trials and discuss our planned NDA filing. Both of the principal doses studied in these trials (20 mg BZA/0.625 mg CE and 20 mg BZA/0.45 mg CE) provided efficacy for bone protection and relief of vasomotor symptoms associated with menopause. In one of these trials - SMART-1 - endometrial safety was demonstrated at both doses. In a second of these trials recently presented at the 13th World Congress of Gynecological Endocrinology in Florence, Italy - SMART-4 - endometrial safety was demonstrated at the lower dose, but the incidence of endometrial hyperplasia was slightly higher than satisfactory at the higher dose. We believe that this slightly higher incidence likely resulted from the relatively low bioavailability of bazedoxifene in one of the formulations used in the SMART-4 trial as compared to the formulation used in SMART-1. While our discussions with the FDA are not yet complete, this could result in an NDA filing for only the lower dose (20 mg BZA/0.45 mg CE). We must successfully complete additional work before filing our NDA, including finalizing our proposed commercial formulation and linking it to the formulations used in the clinical trials, and we now expect to file our NDA no earlier than the first half of 2009. Depending on the outcome of this work and future interactions with the FDA, it is possible that additional clinical data may be necessary to support approval.

Our EU regulatory filing for ANYA, the proposed trade name in the EU for LYBREL (levonorgestrel/ethinyl estradiol), a new low-dose, non-cyclic continuous combination oral contraceptive that was approved by the FDA in May 2007, remains under regulatory review. We have not achieved approval in the first two phases of the review, and we now are in the Pan-European arbitration phase. The final regulatory outcome for ANYA may not be known until the third quarter of 2008.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

Our Phase 3 clinical program for our new 13-valent pneumococcal conjugate vaccine remains ongoing. Assuming positive results, we plan to make regulatory filings for this vaccine in infants and children in early 2009 and in adults in early 2010.

In December 2007, we and our collaboration partner, Elan Corporation, plc, initiated a Phase 3 clinical program for our immunotherapeutic product candidate, bapineuzumab (AAB-001), for the treatment of patients with mild to moderate Alzheimer’s disease. The principal Phase 2 study for bapineuzumab remains ongoing, and results are expected to be available in mid-2008.

We also have two Phase 3 clinical programs in oncology under way: inotuzumab ozogamicin (CMC-544), a targeted calicheamicin conjugate under development for the treatment of follicular lymphoma, and bosutinib (SKI-606), a targeted kinase inhibitor under development for the treatment of chronic myelogenous leukemia.

We continue to actively pursue in-licensing opportunities and strategic collaborations to supplement our internal research and development efforts. We face heavy competition from our peers in securing these relationships but believe that the excellence of our research and development and commercial organizations and the breadth of our expertise across traditional pharmaceuticals, biotechnology and vaccines position us well.

Certain Product Liability Litigation

Diet Drug Litigation

We continue to address the challenges of our diet drug litigation, which is described in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2007 Financial Report as incorporated in our 2007 Annual Report on Form 10-K and in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q. The $2,204.3 million reserve balance at March 31, 2008 represents our best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, opt outs from the nationwide settlement and primary pulmonary hypertension claims, and including our legal fees related to the diet drug litigation. It is possible that additional reserves may be required in the future, although we do not believe that the amount of any such additional reserves is likely to be material.

Hormone Therapy Litigation

During 2006, we began the first of a number of trials in our hormone therapy litigation, which is described in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2007 Financial Report as incorporated in our 2007 Annual Report on Form 10-K and in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q. As of March 31, 2008, we were defending approximately 5,400 actions

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

brought on behalf of approximately 7,900 women in various federal and state courts throughout the United States for personal injuries, including primarily claims for breast cancer, as well as claims for, among other conditions, stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMARIN or PREMPRO. We also face putative class action lawsuits from users of PREMARIN or PREMPRO seeking medical monitoring and purchase price refunds, as well as other damages. While most of these putative class actions have been dismissed or withdrawn, a motion for class certification was recently denied without prejudice in a California statewide refund class action, and a hearing in a similar case in West Virginia is set for later this year.

Of the 27 hormone therapy cases alleging breast cancer that have been resolved after being set for trial, 22 have now been resolved in our favor (by voluntary dismissal by the plaintiffs, summary judgment, defense verdict or judgment for us notwithstanding the verdict), several of which are being appealed by the plaintiffs. Of the remaining five cases, two such cases have been settled, one resulted in a plaintiffs’ verdict that was vacated by the court and a new trial ordered (which plaintiffs have appealed), and two resulted in plaintiffs’ verdicts that we are challenging by post-trial motions or an appeal. Additional cases have been voluntarily dismissed by plaintiffs before a trial setting. Trials of additional hormone therapy cases also are scheduled throughout 2008. Individual trial results depend on a variety of factors, including many that are unique to the particular case, and our trial results to date, therefore, may not be predictive of future trial results.

As we have not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, we have not established any litigation accrual for our hormone therapy litigation.

Our Challenging Business Environment

Generally, we face the same difficult environment that all research-based pharmaceutical companies are confronting. We continue to be challenged by the efforts of government agencies, insurers, employers and consumers to lower prices through leveraged purchasing plans, use of formularies, importation, reduced reimbursement for prescription drugs and other means. Generic products are growing as a percentage of total prescriptions, and generic manufacturers are becoming more aggressive in challenging patents. Insurers and employers are increasingly demanding that patients start with a generic product before switching to a branded product if necessary, and our products increasingly compete with generic products. Competition among branded products is also intensifying. Regulatory burdens and safety concerns are increasing both the cost and time it takes to bring new drugs to market. Post-marketing regulatory and media scrutiny of product safety also is increasing.

Certain key challenges to our business are highlighted below, but we encourage you to review “Item 1A. RISK FACTORS” in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 for more information about challenges, risks and uncertainties.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

Sales in the 2008 first quarter of PROTONIX (pantoprazole sodium) were adversely affected by the “at risk” launch of generic pantoprazole tablets in the United States by Teva in December 2007 several years in advance of the expiration of the U.S. compound patent that we exclusively license from Nycomed, and the subsequent “at risk” launch of Sun’s generic pantoprazole tablets in January 2008. Following Teva’s “at risk” launch and its resulting impact on the market, we launched our own generic version of PROTONIX tablets in January 2008. However, sales of our own generic have not, and cannot, offset the substantial harm caused by the launch of the infringing generics. As described in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” in our 2007 Financial Report and in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments,” in this Quarterly Report on Form 10-Q, PROTONIX is the subject of ongoing U.S. patent litigation between Wyeth and its partner, Nycomed, and several generic manufacturers. In September 2007, the United States District Court for the District of New Jersey denied our motion for a preliminary injunction against Teva and Sun seeking to prevent the launch of a generic version of PROTONIX prior to resolution of ongoing patent litigation between the parties. The Court determined that Teva had raised sufficient questions about the validity of the patent to preclude the extraordinary remedy of a preliminary injunction. The Court did not conclude that the patent was invalid or not infringed and emphasized that its findings were preliminary. The Court also stated that the generic manufacturers will need to meet a higher burden of proof, clear and convincing evidence, to prove the compound patent is invalid. Wyeth and Nycomed have appealed the Court’s denial of the preliminary injunction. In addition, Wyeth and Nycomed have filed amended complaints against Teva and Sun seeking damages resulting from their patent infringement and have requested a jury trial. We now expect trial in this matter to occur in mid-2009. Wyeth and Nycomed continue to believe that the PROTONIX patent is valid and enforceable and intend to continue to vigorously enforce our patent rights and seek monetary damages, including for lost profits and other damages, as well as orders prohibiting further sales of generic pantoprazole products during the term of the compound patent. However, the course and outcome of future proceedings cannot be predicted with certainty, and there is no assurance that we will be able to uphold the validity of the PROTONIX patent, recover monetary damages and/or obtain other requested relief.

Late in 2005, we reached agreement with Teva on a settlement of the U.S. patent litigation pertaining to Teva’s generic version of our EFFEXOR XR (extended release capsules) antidepressant. Under licenses granted to Teva as part of the settlement, Teva launched a generic version of EFFEXOR (immediate release tablets) in the United States in August 2006 and will be permitted to launch a generic version of EFFEXOR XR (extended release capsules) in the United States beginning on July 1, 2010, subject to earlier launch based on specified events. Events that could trigger an earlier U.S. market entry by Teva with a generic version of EFFEXOR XR (extended release capsules) include specific market conditions and developments regarding the applicable Wyeth patents, including the outcome of other generic challenges to the patents. Six lawsuits concerning such generic challenges currently are pending. There can be no assurance that the outcome of these litigations or the occurrence of specific market conditions will not trigger generic entry by Teva or another generic manufacturer before July 1, 2010. In connection with the licenses pursuant to the settlement, Teva will pay us specified percentages of profit from sales of each of the Teva

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

generic versions, subject to adjustment or suspension based on market conditions and developments regarding the applicable patent rights.

In 2007, we granted a covenant not to sue to Sun, which has filed an Abbreviated New Drug Application (ANDA) seeking FDA approval to market a venlafaxine HCl extended release tablet. The covenant not to sue is limited to the same three patents involved in the above-mentioned litigations and also limited to the specific tablet product that is the subject of Sun's ANDA. Based on existing FDA practice, Sun’s ANDA for a tablet product could be approved without regard to Teva’s 180-day generic exclusivity for a capsule product. Sun did not make any allegations as to our patent covering the compound venlafaxine, and the covenant not to sue does not apply to that patent. Accordingly, Sun’s ANDA could be approved as early as the expiration of that patent, and its associated pediatric exclusivity period, on June 13, 2008, but no sooner.

In early 2008, we settled our U.S. patent litigation with Osmotica Pharmaceutical Corp. (Osmotica), which has filed an NDA pursuant to 21 U.S.C. 355(b)(2) seeking FDA approval to market an extended release venlafaxine tablet. Under the terms of the settlement, we granted Osmotica a license under certain patents pursuant to which Osmotica would be required to pay us a royalty on its sales of its extended release venlafaxine tablet. We anticipate that the FDA would not rate either Osmotica’s or Sun’s tablet product as therapeutically equivalent, also referred to as AB rated, to EFFEXOR XR (extended release capsules). Therefore, these tablet products ordinarily would not be substitutable for EFFEXOR XR (extended release capsules) at the pharmacy level. However, in the event that Sun and/or Osmotica obtain FDA approval and successfully launch a tablet product, our sales of EFFEXOR XR (extended release capsules) would be negatively impacted, though we believe any impact in 2008 would be limited.

Pursuant to an agreement reached with Teva with respect to a generic version of EFFEXOR XR (extended release capsules) in Canada, Teva launched a generic version of EFFEXOR XR (extended release capsules) in Canada in December 2006. Since Teva’s launch, our combined net revenue from EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) in the Canadian market has decreased significantly, with a majority of the Canadian market shifting to generic versions. We believe that Teva’s generic version and the recent entry of additional generic competition into the Canadian market will continue this decline. As a result of this additional generic competition, our royalty from Teva on its Canadian sales of generic extended release venlafaxine HCl capsules has been suspended.

Generic versions of EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) also have been introduced in certain markets outside the United States and Canada. The impact on our 2008 first quarter results was limited, but we expect a broader impact during the balance of the year as generic versions are introduced in additional markets outside the United States and Canada.

Compound patent protection for ZOSYN expired in the United States in February 2007. Certain additional process and manufacturing patent protection remains. Our new

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection extending to 2023. We believe that the timing and impact of generic competition for ZOSYN in the United States will depend, among other factors, upon the timing and nature of the FDA’s response to the citizen petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” in our 2007 Financial Report. However, generic competition for ZOSYN in the United States could occur at any time and likely would have a significant adverse impact on our sales of the product. Compound patent protection for ZOSYN (TAZOCIN internationally) expired in most major markets outside the United States in early July 2007. Accordingly, we are facing generic competition in some markets outside the United States and may face generic competition in additional countries in the near future.

Additional analyses of the benefits and risks of hormone therapy in the treatment of menopausal symptoms continue to be published from time to time, including additional analyses of data from the Women’s Health Initiative. We continue to believe that hormone therapy remains a good health care choice for the appropriate woman seeking the relief of moderate to severe menopausal symptoms, including hot flashes, night sweats and vaginal atrophy, and the prevention of postmenopausal osteoporosis. We also believe the product labeling appropriately reflects the product profile. Nevertheless, it is uncertain what impact, if any, the publicity about risks discussed in prior or future publications will have on our sales of PREMARIN and PREMPRO and our hormone therapy litigation.

During 2007, our launches of TYGACIL in certain markets outside the United States were adversely affected by supply limitations resulting from changes in the active pharmaceutical ingredient manufacturing process and the need for associated regulatory approvals. These approvals largely have been received. In the 2008 first quarter, we launched TYGACIL in three new markets and anticipate additional launches commencing in the 2008 second quarter. However, our sales of TYGACIL could be adversely affected if we experience delays in our launch plans.

Our alliance revenue continues to be adversely affected by declining revenue associated with the CYPHER stent and ALTACE. Alliance revenue from ALTACE is expected to decline significantly in 2008 as a result of generic competition.

In October 2007, the FDA convened a joint meeting of the Pediatric and Nonprescription Drugs advisory committees to discuss the safety and efficacy of over-the-counter (OTC) cough and cold products for use in children. The advisory committees recommended that these products no longer be used in children under the age of six. In January 2008, the FDA issued a Public Health Advisory recommending against the use of OTC cough and cold products in children under two years of age and announced that the FDA plans to issue recommendations in the 2008 second quarter with respect to the use of OTC cough and cold products in children two through 11 years of age. Sales of our ROBITUSSIN and DIMETAPP family of products could be adversely affected by these recommendations.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

In addition, in December 2007, the FDA convened a meeting of the Nonprescription Drugs advisory committee to discuss the efficacy of the oral decongestant phenylephrine (PE), an ingredient used in several ROBITUSSIN and DIMETAPP products. The advisory committee concluded that available evidence was supportive of the efficacy of PE at 10 milligrams but recommended that additional studies be conducted on the efficacy of PE at 10 milligrams and the safety and efficacy of PE at higher doses. Depending on the FDA’s response to the advisory committee’s recommendations, sales of our ROBITUSSIN and DIMETAPP family of products could be adversely impacted.

As part of our business, we have made and will continue to make significant investments in assets, including inventory, plant and equipment, which relate to potential new products and potential changes in manufacturing processes or reformulations of existing products. Our ability to realize value on these investments is contingent on, among other things, regulatory approval and market acceptance of these new products, process changes and reformulations. In addition, several of our existing products are nearing the end of their compound patent terms. If we are unable to find alternative uses for the assets supporting these products, these assets may need to be evaluated for impairment and/or we may need to incur additional costs to convert these assets to an alternate use. Earlier than anticipated generic competition for these products also may result in excess inventory and associated charges.

Our Productivity Initiatives

In 2008, we continued our productivity initiatives by launching Project Impact, a company-wide program designed to address short-term fiscal challenges, particularly the significant loss of sales and profits resulting from the launch of generic versions of PROTONIX. Longer-term, Project Impact will include strategic actions transforming our business to fundamentally change how we conduct business across the entire Company and to adapt to the continuously changing environment. See Note 5 to our consolidated condensed financial statements, “Productivity Initiatives,” contained in this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our 2007 Financial Report as incorporated in our Annual Report on Form 10-K for the year ended December 31, 2007. Other than the adoption of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS 157), as discussed in Note 4 to our consolidated condensed financial statements, “Fair Value Measurements,” contained in this Quarterly Report on Form 10-Q, there were no changes in our critical accounting policies from the year ended December 31, 2007.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

Results of Operations

Net Revenue

Worldwide Net revenue increased 6% for the 2008 first quarter compared with the 2007 first quarter. The increase in worldwide Net revenue was due to increases in net revenue in the Pharmaceuticals and Consumer Healthcare segments and the impact of foreign exchange. Excluding the favorable impact of foreign exchange, worldwide Net revenue increased 1% for the 2008 first quarter.

The following table sets forth worldwide Net revenue results by reportable segment together with the percentage changes from the comparable period in the prior year:

	Net Revenue
(Dollars in millions)	Three Months Ended March 31,
Segment	2008	2007	% Increase
Pharmaceuticals	$4,758.8	$4,481.4	6%
Consumer Healthcare	675.2	611.4	10%
Animal Health	276.6	275.9	—

Total	$5,710.6	$5,368.7	6%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

The following table sets forth the percentage changes in worldwide Net revenue by reportable segment and geographic area from the comparable period in the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

	% Increase (Decrease) Three Months Ended March 31, 2008
	Volume	Price	Foreign Exchange	Total Net Revenue

Pharmaceuticals
United States	(10)%	1%	—	(9)%
International	13%	1%	10%	24%
Total	—	1%	5%	6%

Consumer Healthcare
United States	(4)%	5%	—	1%
International	5%	2%	13%	20%
Total	1%	3%	6%	10%

Animal Health
United States	(18)%	1%	—	(17)%
International	3%	—	11%	14%
Total	(6)%	—	6%	—

Total
United States	(9)%	1%	—	(8)%
International	11%	1%	11%	23%
Total	—	1%	5%	6%

Pharmaceuticals

Worldwide Pharmaceuticals net revenue increased 6% for the 2008 first quarter due primarily to higher sales of ENBREL, EFFEXOR, PREVNAR, Nutrition products, the PREMARIN family of products and ZOSYN and the favorable impact of foreign exchange. The increase in Pharmaceuticals net revenue was offset, in part, by lower sales of the PROTONIX family of products due to generic competition in the United States. ENBREL net revenue, which includes sales of ENBREL outside the United States and Canada, increased 36% for the 2008 first quarter due primarily to increased volume. PREVNAR achieved a global net revenue increase of 14% for the 2008 first quarter due to increased volume and timing of purchases in international markets. Net revenue from both EFFEXOR and the PREMARIN family of products increased 15% for the 2008 first quarter due primarily to price increases and 2007 first quarter supply constraints. For the balance of the year, we expect year-over-year growth for these two products to moderate. Alliance revenue increased 21% for the 2008 first quarter due to higher sales of ENBREL in the United States and Canada due, in part, to a wholesaler inventory build, which reflects Amgen’s change to a new wholesaler distribution model. This increase was offset, in part, by lower alliance revenue associated with sales of the

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

CYPHER stent and ALTACE. Excluding the favorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 1% for the 2008 first quarter.

Consumer Healthcare

Worldwide Consumer Healthcare net revenue increased 10% for the 2008 first quarter due primarily to an increase in sales of CENTRUM, ADVIL and CALTRATE and the favorable impact of foreign exchange. This increase was partially offset by lower sales of ROBITUSSIN, primarily due to the voluntary recall and replacement program initiated during the 2007 third quarter in connection with the redesign of dosing cups, as well as lower sales of ALAVERT and DIMETAPP. Excluding the favorable impact of foreign exchange, worldwide Consumer Healthcare net revenue increased 4% for the 2008 first quarter.

Animal Health

Worldwide Animal Health net revenue for the 2008 first quarter was consistent with the 2007 first quarter. Higher sales of poultry and livestock products were offset by lower sales of equine and companion animal products. Excluding the favorable impact of foreign exchange, worldwide Animal Health net revenue decreased 6% for the 2008 first quarter.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

The following tables set forth the significant Pharmaceuticals, Consumer Healthcare and Animal Health worldwide net revenue by product for the three months ended March 31, 2008 and 2007:

Pharmaceuticals
	Three Months Ended March 31,
(In millions)	2008	2007
EFFEXOR	$1,021.4	$891.0
PREVNAR	705.8	616.6
ENBREL(1)	605.6	445.2
Nutrition	411.2	346.7
ZOSYN/TAZOCIN	342.0	281.1
PREMARIN family	276.1	241.1
PROTONIX family(2)	159.2	474.1
BENEFIX	150.0	98.1
Oral contraceptives	104.4	110.1
RAPAMUNE	95.4	83.4
rhBMP-2	91.4	97.0
REFACTO	89.2	78.5
TYGACIL	41.9	25.6
TORISEL	21.5	—
Alliance revenue(1)(3)	369.0	304.0
Other	274.7	388.9

Total Pharmaceuticals	$4,758.8	$4,481.4

(1)	ENBREL net revenue includes sales of ENBREL outside the United States and Canada, where we have exclusive rights, but does not include our share of profits from sales in the United States and Canada, where the product is co-promoted with Amgen, which we record as alliance revenue.

(2)	PROTONIX family reflects revenue from both the branded product ($83,336) and Wyeth’s own generic version ($75,828).

(3)	Alliance revenue is generated from sales of ENBREL in the United States and Canada, ALTACE and the CYPHER stent. The active ingredient in RAPAMUNE, sirolimus, coats the CYPHER coronary stent marketed by Johnson & Johnson.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

Consumer Healthcare
	Three Months Ended March 31,
(In millions)	2008	2007
CENTRUM	$187.9	$159.1
ADVIL	171.6	158.4
CALTRATE	56.9	48.0
ROBITUSSIN	42.0	49.0
PREPARATION H	29.6	26.4
CHAPSTICK	23.3	24.4
ADVIL COLD & SINUS	20.2	17.9
Other	143.7	128.2

Total Consumer Healthcare	$675.2	$611.4

Animal Health
	Three Months Ended March 31,
(In millions)	2008	2007
Livestock products	$117.4	$113.2
Companion animal products	84.5	86.2
Equine products	37.6	45.8
Poultry products	37.1	30.7

Total Animal Health	$276.6	$275.9

Sales Deductions

We deduct certain items from gross revenue, which primarily consist of provisions for product returns, cash discounts, chargebacks/rebates, customer allowances and consumer sales incentives. The provision for chargebacks/rebates relates primarily to U.S. sales of pharmaceutical products provided to wholesalers and managed care organizations under contractual agreements or to certain governmental agencies that administer benefit programs, such as Medicaid. While different programs and methods are utilized to determine the chargeback or rebate provided to the customer, we consider both to be a form of price reduction. Chargebacks/rebates are the only deductions from gross revenue that we consider significant and approximated $576.5 million for the 2008 first quarter compared with $672.7 million for the 2007 first quarter. The decrease in chargebacks/rebates was due primarily to lower managed care, Medicare Part D and wholesaler rebates as a result of decreased PROTONIX sales, partially offset by higher EFFEXOR rebates and overall international rebates. Except for chargebacks/rebates, provisions for each of the other components of sales deductions, including product returns, are individually less than 2% of gross sales.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

Operating Expenses

Cost of goods sold, as a percentage of Net revenue, decreased 0.1 percentage point to 27.4% for the 2008 first quarter compared with 27.5% for the 2007 first quarter. Pharmaceuticals cost of goods sold, as a percentage of net revenue decreased 0.7 percentage points to 24.3% for the 2008 first quarter compared with 25.0% for the 2007 first quarter. The decrease was primarily due to a more favorable product mix resulting from increased sales of higher margin EFFEXOR and ENBREL and decreased sales of lower margin PROTONIX, which was offset, in part, by increased sales of lower margin Nutrition products. This decrease was offset, in part, by increased productivity initiatives charges in the 2008 first quarter as compared to the 2007 first quarter.

Selling, general and administrative expenses, as a percentage of Net revenue, increased 2.0 percentage points to 30.2% in the 2008 first quarter from 28.2% in the 2007 first quarter. The 2008 first quarter increase was primarily due to increased charges associated with our productivity initiatives, which accounted for 1.5 percentage points of the overall 2.0 percentage point increase, as well as the negative impact of foreign exchange. Also impacting the increase were: higher general and administrative expenses, as a percentage of net revenue, due to higher legal expenses and PROTONIX litigation charges, higher salaries and a lower spending rate in the 2007 first quarter as compared with other 2007 quarters in the Pharmaceuticals segment; and higher marketing expenses, as a percentage of net revenue, in the Consumer Healthcare segment, related to increased spending for ADVIL and CENTRUM. The increase was partially offset by lower PROTONIX marketing expenses.

Research and development expenses increased 12% for the 2008 first quarter compared with the 2007 first quarter. The 2008 first quarter increase was primarily due to higher spending on various clinical programs, including SKI-606 (chronic myelogenous leukemia) and our 13-valent pneumococcal conjugate vaccine; higher compensation expenses; and higher charges related to our productivity initiatives.

Interest Income, Net and Other Income

Interest income, net for the three months ended March 31, 2008 and 2007 consisted of the following:

	Three Months Ended March 31,
(In millions)	2008	2007
Interest expense	$139.1	$143.9
Interest income	(151.1)	(140.6)
Less: Interest expense capitalized for capital projects	(15.5)	(18.1)

Total interest income, net	$(27.5)	$(14.8)

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

Other income, net increased by $43.8 million for the 2008 first quarter compared with the 2007 first quarter primarily due to the net gain on the sale of a Japanese manufacturing facility of $104.6 million, which was partially offset by lower royalty income and losses on foreign exchange hedging contracts. Also included in Other income, net are pre-tax gains from product divestitures of approximately $23.1 million for the 2008 first quarter, compared with $16.3 million for the 2007 first quarter, primarily related to the Pharmaceuticals and Consumer Healthcare segments.

Income (Loss) before Income Taxes

The following table sets forth worldwide income (loss) before income taxes by reportable segment together with the percentage changes from the comparable period in the prior year:

	Income (Loss) before Income Taxes
	Three Months Ended March 31,
(Dollars in millions) Segment	2008	2007	% Increase/ (Decrease)
Pharmaceuticals(1)	$1,695.7	$1,629.6	4%
Consumer Healthcare(1)	121.3	103.0	18%
Animal Health	61.4	63.5	(3)%
Corporate(2)	(120.4)	(50.8)	(137)%

Total	$1,758.0	$1,745.3	1%

(1)	Income (loss) before income taxes for the 2008 first quarter included gains from product divestitures, primarily in the Pharmaceuticals and Consumer Healthcare segments, of approximately $23.1, compared with $16.3 for the 2007 first quarter.

(2)	Corporate included a net charge of $81.0 for the 2008 first quarter, compared with a net charge of $42.6 for the 2007 first quarter, related to our productivity initiatives. The activities related to the reportable segments as follows:

	Productivity Initiatives Charges
	Three Months Ended March 31,
(In millions)	2008	2007
Pharmaceuticals	$158.8	$37.3
Consumer Healthcare	21.2	4.3
Animal Health	1.0	1.0
Corporate	4.6	—

Total productivity initiatives charges	185.6	42.6
Gain on asset sale - Pharmaceuticals	(104.6)	—

Net productivity initiatives charges	$81.0	$42.6

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

Worldwide Pharmaceuticals income before income taxes for the 2008 first quarter increased 4% due primarily to higher net revenue, including increased alliance revenue, which has no corresponding cost of goods sold, and lower cost of goods sold, as a percentage of net revenue, offset, in part, by higher research and development spending and higher selling, general and administrative expenses.

Worldwide Consumer Healthcare income before income taxes for the 2008 first quarter increased 18% due primarily to higher net revenue and lower cost of goods sold, as a percentage of net revenue, offset, in part, by higher selling, general and administrative expenses, as a percentage of net revenue.

Worldwide Animal Health income before income taxes for the 2008 first quarter decreased 3%, due primarily to higher cost of goods sold and higher selling, general and administrative expenses, as a percentage of net revenue, partially offset by higher other income, net.

Corporate expenses, net for the 2008 first quarter were $120.4 million, compared with $50.8 million for the 2007 first quarter. The increase in Corporate expenses, net, resulted from higher general and administrative expenses related to our productivity initiatives charges.

Income Taxes

The effective tax rate was 31.9% for the 2008 first quarter, compared with 28.1% for the 2007 first quarter. The increase in the 2008 first quarter tax rate reflects that Congress has not yet renewed legislation for the U.S. Research and Development Tax Credit, which expired in December 2007, the impact of higher sales of certain products, such as ENBREL and PREVNAR, that are manufactured in less favorable tax jurisdictions, and increased expenditures on research and development and other expenses in non-U.S. locations.

Consolidated Net Income and Diluted Earnings per Share Results

Net income and diluted earnings per share for the 2008 first quarter were $1,196.9 million and $0.89, respectively, compared with net income and diluted earnings per share of $1,254.1 million and $0.92 for the 2007 first quarter, decreasing 5% and 3%, respectively.

Our management uses various measures to manage and evaluate our performance and believes it is appropriate to specifically identify certain significant items included in net income and diluted earnings per share to assist investors with analyzing ongoing business performance and trends. In particular, our management believes that comparisons between 2008 and 2007 first quarter results of operations are impacted by the following items that are included in net income and diluted earnings per share:

•	2008 first quarter net charges of $81.0 million ($69.7 million after-tax or $0.05 per share-diluted) related to our productivity initiatives.

•	2007 first quarter net charges of $42.6 million ($29.5 million after-tax or $0.02 per share-diluted) related to our productivity initiatives.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

The productivity initiatives charges have been identified as significant items by our management as these charges are not considered to be indicative of continuing operating results.

Liquidity, Financial Condition and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents decreased $863.4 million during the 2008 first quarter. Sources of cash flows during the 2008 first quarter related primarily to the following items:

•	Net increase in cash from operating activities of $444.0 million;

•	Proceeds of $407.2 million related to the sales and maturities of marketable securities;

•	Proceeds of $13.0 million related to the exercise of stock options; and

•	Proceeds of $134.2 million related to sales of assets primarily due to the sale of a Japanese manufacturing facility.

These sources of cash were offset by the following items:

•	Purchases of $638.7 million of marketable securities;

•	Purchases of Wyeth common stock for treasury totaling $306.5 million;

•	Dividend payments of $374.3 million;

•	Capital expenditures totaling $271.6 million; and

•	Repayments of debt totaling $300.0 million.

The increase in working capital of $955.1 million, excluding the effects of foreign exchange, resulted primarily from decreases in accounts payable and accrued expenses and increases in accounts receivable.

Total Debt

At March 31, 2008, we had outstanding $11,682.7 million in total debt, which consisted of notes payable and other debt. Maturities of our debt obligations as of March 31, 2008 are set forth below:

(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Total debt	$11,682.7	$12.8	$1,645.9	$1,575.7	$8,448.3

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

The following represents our credit ratings as of the latest rating update:

	Moody’s	S&P	Fitch
Short-term debt	P-2	A-1	F-2

Long-term debt	A3	A+	A-

Outlook	Stable	Stable	Stable

Last rating update	January 31, 2008	June 21, 2007	February 11, 2008

We maintain a $3,000.0 million, five-year credit facility with a group of banks and financial institutions, which matures in August 2012 and is extendable by one year on each of the first and second anniversary dates with the consent of the lenders. The credit facility agreement requires us to maintain a ratio of consolidated adjusted indebtedness to adjusted capitalization not to exceed 60%. The proceeds from the credit facility may be used for our general corporate and working capital requirements and for support of our commercial paper, if any. As of the date hereof, we have no borrowings outstanding under this facility, nor do we have any commercial paper outstanding that is supported by this facility.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, which defines fair value and establishes a framework for measuring the fair value of certain assets and liabilities (see Note 4 to our consolidated condensed financial statements, “Fair Value Measurements,” contained in this Quarterly Report on Form 10-Q). As discussed in Note 4, our use of significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities was not material, as it represented only 3% of total assets and liabilities that are measured at fair value. The adoption of SFAS No. 157 did not have a material impact on our results of operations, liquidity or capital resources for the three months ended March 31, 2008 nor do we expect SFAS No. 157 to have a material impact on our results of operations, liquidity or capital resources in future periods.

Other

On September 27, 2007, our Board of Directors approved an increase to our previously authorized share repurchase program, which, inclusive of approximately $1.2 billion in repurchases already executed in 2007 as of that date, authorizes us to buy back up to $5.0 billion of our common stock. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. We intend to fund the share repurchase program with cash from operations.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

Except for the California Franchise Tax Board, where we have filed protests for the 1996-2003 tax years, taxing authorities are generally reviewing our tax returns for post-2001 tax years, including the Internal Revenue Service (IRS), which has begun its audit of our tax returns for the 2002-2005 tax years. As part of this audit, the IRS is examining the pricing of our cross-border arrangements. While we believe that the pricing of these arrangements is appropriate and that our reserves are adequate with respect to such pricing, it is possible that the IRS will propose adjustments in excess of such reserves and that conclusion of the audit will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on our results of operations or cash flows in the period in which an adjustment is recorded and in future periods. We believe that an unfavorable resolution for open tax years would not be material to our financial position; however, each year, we record significant tax benefits with respect to our cross-border arrangements, and the possibility of a resolution that is material to our financial position cannot be excluded.

As more fully described in Note 8 to the consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and in our 2007 Financial Report as incorporated in our 2007 Annual Report on Form 10-K, we are involved in various legal proceedings. We intend to vigorously defend ourselves and our products in these litigations and believe our legal positions are strong. However, in light of the circumstances discussed therein, it is not possible to determine the ultimate outcome of our legal proceedings, and, therefore, it is possible that the ultimate outcome of these proceedings could be material to our financial position, results of operations and/or cash flows.

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

and Results of Operations

Three Months Ended March 31, 2008

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

•

Timing and impact of generic competition for EFFEXOR and EFFEXOR XR, including the impact of our settlement of patent litigation with Teva, our settlement of patent litigation with Osmotica and the covenant not to sue we granted to Sun;

•

Impact of generic competition for PROTONIX, including the “at risk” launches by Teva and Sun, and our expectations regarding the outcome of our patent litigation against generic manufacturers with regard to PROTONIX;

•	Timing and impact of generic competition for ZOSYN/TAZOCIN;

•	Timing of launch plans for TYGACIL in certain markets outside the United States;

•	Impact of legislation or regulation affecting product approval, pricing, reimbursement or patient access, both in the United States and internationally;

•	Impact of managed care or health care cost-containment;

•	Impact of competitive products, including generics; and

•	Impact of economic conditions, including interest rate and exchange rate fluctuations.

Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. These risks and uncertainties include, among others: the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and pipeline products; government cost-containment initiatives; restrictions on third-party payments for our products; substantial competition in our industry, including from branded and generic products; emerging data on our products and pipeline products; the importance of strong performance from our principal products and our anticipated new product introductions; the highly regulated nature of our

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2008

business; product liability, intellectual property and other litigation risks and environmental liabilities; uncertainty regarding our intellectual property rights and those of others; difficulties associated with, and regulatory compliance with respect to, manufacturing of our products; risks associated with our strategic relationships; economic conditions, including interest and currency exchange rate fluctuations; changes in generally accepted accounting principles; trade buying patterns; the impact of legislation and regulatory compliance; risks and uncertainties associated with global operations and sales; and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, including our Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. In particular, we refer you to “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 29, 2008, for additional information regarding the risks and uncertainties discussed above as well as additional risks and uncertainties that may affect our actual results. The forward-looking statements in this report are qualified by these risk factors.

We caution investors not to place undue reliance on the forward-looking statements contained in this report. Each statement speaks only as of the date of this report (or any earlier date indicated in the statement), and we undertake no obligation to update or revise any of these statements, whether as a result of new information, future developments or otherwise. From time to time, we also may provide oral or written forward-looking statements in other materials, including our earnings press releases. You should consider this cautionary statement and the risk factors identified under “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-K when evaluating those statements as well. Our business is subject to substantial risks and uncertainties, including those identified in this report. Investors, potential investors and others should give careful consideration to these risks and uncertainties.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk disclosures appearing on page 68 of our 2007 Financial Report as incorporated by reference in our 2007 Annual Report on Form 10-K have not materially changed from December 31, 2007. At March 31, 2008, the fair values of our financial instruments were as follows:

	Notional/ Contract Amount	Assets (Liabilities)
(In millions) Description		Carrying Value	Fair Value
Forward contracts(1)	$3,594.5	$(7.9)	$(7.9)
Option contracts(1)	2,766.6	(51.4)	(51.4)
Interest rate swaps(2)	5,307.9	349.8	349.8

(1)	The forward and option contracts are primarily related to the Company’s programs to manage its exposure to intercompany and third-party foreign currency risk. If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net payable on the forward contracts and option contracts would collectively decrease or increase by approximately $356.1.

(2)	Interest rate swaps notional/contract amount includes $5,000.0 related to outstanding debt.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The fair value of forward contracts, currency option contracts and interest rate swaps reflects the present value of the contracts at March 31, 2008. The carrying value of our outstanding debt as of March 31, 2008 approximates fair value. If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $844.1 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

During the 2008 first quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II–Other Information

Item 1.	Legal Proceedings

The information set forth in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Our Challenging Business Environment” and “Cautionary Note Regarding Forward-Looking Statements” contained in this Quarterly Report on Form 10-Q and in “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our repurchases of shares of our common stock during the 2008 first quarter:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	(Dollars in millions) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2008 through January 31, 2008	151,536	$43.88	—	$3,710.5
February 1, 2008 through February 29, 2008	5,287,014	40.92	5,266,000	3,495.1
March 1, 2008 through March 31, 2008	2,059,639	41.86	1,709,000	3,423.9

Total	7,498,189	$41.23	6,975,000

(1)	On September 27, 2007, our Board of Directors approved an increase to our previously authorized Share Repurchase Program that authorizes us to buy back up to $5,000.0 million of our common stock. This is inclusive of approximately $1,188.2 million in repurchases that had already been executed during 2007 as of that date. The Share Repurchase Program has no time limit and may be suspended for periods or discontinued at any time.

(2)	In addition to purchases under the Share Repurchase Program, these columns reflect the following transactions during the 2008 first quarter: (i) the surrender to us of 131,365 shares of common stock to satisfy tax withholding obligations in connection with the distribution of shares held in trust for employees who deferred receipt of such shares; (ii) the open market purchase of 13,343 shares of common stock to satisfy equivalent dividends paid to employees’ and non-employee directors’ restricted stock trust holdings; (iii) the open market purchase of 1,123 shares of common stock in connection with the administration of our stock option program; and (iv) the surrender to us of 377,358 shares of common stock to satisfy tax withholding obligations for employees in connection with the issuance of restricted stock and/or performance share awards.

Item 6.	Exhibits

Exhibit No.	Description

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wyeth
(Registrant)

By:	/s/ John C. Kelly
John C. Kelly
Vice President and Controller (Duly Authorized Signatory and Chief Accounting Officer)

Date: May 5, 2008

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