Form 10-Q
period 2008-06-30
WYETH
filed 2008-08-04
CIK 5187

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Wyeth’s Common Stock outstanding as of the close of business on July 31, 2008:

Class	Number of Shares Outstanding
Common Stock, $0.33- 1/3 par value	1,333,431,759

WYETH

Items other than those listed above have been omitted because they are not applicable.

Part I – Financial Information

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007, the results of its operations for the three and six months ended June 30, 2008 and 2007, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2008 and 2007. It is suggested that these consolidated condensed financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s 2007 Financial Report as incorporated in the Company’s 2007 Annual Report on Form 10-K and information contained in Current Reports on Form 8-K and Quarterly Reports on Form 10-Q filed since the filing of the 2007 Annual Report on Form 10-K.

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

WYETH

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$10,382,630	$10,453,879
Marketable securities	3,190,796	2,993,839
Accounts receivable less allowances	4,230,836	3,528,009
Inventories:
Finished goods	1,055,182	989,357
Work in progress	1,712,824	1,584,547
Materials and supplies	418,380	461,454

	3,186,386	3,035,358
Other current assets including deferred taxes	2,146,556	2,972,513

Total Current Assets	23,137,204	22,983,598

Property, plant and equipment	17,100,965	16,221,181
Less accumulated depreciation	5,573,118	5,149,023

	11,527,847	11,072,158
Goodwill	4,162,297	4,135,002
Other intangibles, net of accumulated amortization
(June 30, 2008-$346,896 and December 31, 2007-$298,383)	367,146	383,558
Other assets including deferred taxes	3,996,061	4,142,966

Total Assets	$43,190,555	$42,717,282

LIABILITIES
Loans payable	$13,894	$311,586
Trade accounts payable	1,080,605	1,268,600
Dividends payable	373,315	—
Accrued expenses	4,159,133	5,333,528
Accrued taxes	390,717	410,565

Total Current Liabilities	6,017,664	7,324,279

Long-term debt	11,456,262	11,492,881
Pension liabilities	517,013	501,840
Accrued postretirement benefit obligations other than pensions	1,737,973	1,676,126
Other noncurrent liabilities	3,699,958	3,511,621

Total Liabilities	23,428,870	24,506,747

Contingencies and commitments (Note 8)

STOCKHOLDERS’ EQUITY
$2.00 convertible preferred stock, par value $2.50 per share	23	23
Common stock, par value $0.33-1/3 per share	444,405	445,929
Additional paid-in capital	7,335,166	7,125,544
Retained earnings	11,259,612	10,417,606
Accumulated other comprehensive income	722,479	221,433

Total Stockholders’ Equity	19,761,685	18,210,535

Total Liabilities and Stockholders’ Equity	$43,190,555	$42,717,282

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$5,945,358	$5,648,050	$11,656,007	$11,016,736

Cost of goods sold	1,683,937	1,530,177	3,245,950	3,004,688
Selling, general and administrative expenses	1,832,500	1,688,012	3,554,713	3,200,551
Research and development expenses	836,067	825,123	1,675,444	1,575,855
Interest (income) expense, net	18,685	(19,018)	(8,771)	(33,818)
Other income, net	(44,677)	(90,696)	(188,162)	(190,332)

Income before income taxes	1,618,846	1,714,452	3,376,833	3,459,792
Provision for income taxes	496,752	515,931	1,057,792	1,007,167

Net income	$1,122,094	$1,198,521	$2,319,041	$2,452,625

Basic earnings per share	$0.84	$0.89	$1.74	$1.82

Diluted earnings per share	$0.83	$0.87	$1.72	$1.79

Dividends paid per share of common stock	$0.28	$0.26	$0.56	$0.52

Dividends declared per share of common stock	$0.56	$0.52	$0.84	$0.78

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands Except Per Share Amounts)

(Unaudited)

Six Months Ended June 30, 2008:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2008	$23	$445,929	$7,125,544	$10,417,606	$221,433	$18,210,535
Net income				2,319,041		2,319,041
Currency translation adjustments					550,512	550,512
Unrealized losses on derivative contracts, net					(25,632)	(25,632)
Unrealized losses on marketable securities, net					(26,999)	(26,999)
Pension and postretirement benefit adjustments					3,165	3,165

Comprehensive income, net of tax						2,820,087

Cash dividends declared(1)				(1,120,941)		(1,120,941)
Common stock acquired for treasury		(3,158)	(33,649)	(356,094)		(392,901)
Common stock issued for stock options		587	71,445			72,032
Stock-based compensation expense			176,100			176,100
Issuance of restricted stock awards		1,043	(1,175)			(132)
Tax benefit (reduction) from exercises / cancellations of stock options			(3,096)			(3,096)
Other exchanges		4	(3)			1

Balance at June 30, 2008	$23	$444,405	$7,335,166	$11,259,612	$722,479	$19,761,685

Six Months Ended June 30, 2007:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2007	$28	$448,417	$6,142,277	$8,734,699	$(672,666)	$14,652,755
Net income				2,452,625		2,452,625
Currency translation adjustments					259,363	259,363
Unrealized gains on derivative contracts, net					4,241	4,241
Unrealized losses on marketable securities, net					(2,250)	(2,250)
Pension and postretirement benefit adjustments					40,884	40,884

Comprehensive income, net of tax						2,754,863

Adoption of FIN 48				(295,370)		(295,370)
Cash dividends declared(2)				(1,049,917)		(1,049,917)
Common stock acquired for treasury		(5,022)	(52,649)	(720,661)		(778,332)
Common stock issued for stock options		5,207	640,485			645,692
Stock-based compensation expense			210,441			210,441
Issuance of restricted stock awards		674	1,697			2,371
Tax benefit from exercises of stock options			71,166			71,166
Other exchanges	(2)	4	(6)			(4)

Balance at June 30, 2007	$26	$449,280	$7,013,411	$9,121,376	$(370,428)	$16,213,665

(1)	Included in cash dividends declared were the following dividends payable at June 30, 2008:
-Common stock cash dividend of $0.28 per share ($373,310 in the aggregate) declared on June 26, 2008 and payable on September 2, 2008; and
-Preferred stock cash dividends of $0.50 per share ($5 in the aggregate) declared on June 26, 2008 and payable on October 1, 2008.

(2)	Included in cash dividends declared were the following dividends payable at June 30, 2007:
-Common stock cash dividend of $0.26 per share ($350,438 in the aggregate) declared on June 28, 2007 and payable on September 4, 2007; and
-Preferred stock cash dividends of $0.50 per share ($11 in the aggregate) declared on April 26, 2007 and paid on July 2, 2007 and declared on June 28, 2007 and payable on October 1, 2007.

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income	$2,319,041	$2,452,625
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales and dispositions of assets	(136,959)	(56,601)
Depreciation and amortization	483,441	434,676
Stock-based compensation	176,100	210,441
Change in deferred income taxes	284,849	106,948
Diet drug litigation payments	(888,659)	(357,914)
Changes in working capital, net	(677,598)	(466,948)
Other items, net	311,441	67,483

Net cash provided by operating activities	1,871,656	2,390,710

Investing Activities
Purchases of intangibles, property, plant and equipment	(574,116)	(489,475)
Proceeds from sales of assets	146,679	67,625
Purchase of additional equity interest in joint venture	—	(221,655)
Proceeds from sales and maturities of marketable securities	856,892	826,369
Purchases of marketable securities	(1,032,122)	(2,056,147)

Net cash used for investing activities	(602,667)	(1,873,283)

Financing Activities
Repayments of debt	(300,000)	—
Proceeds from issuance of long-term debt	—	2,500,000
Other borrowing transactions, net	4,036	(2,205)
Dividends paid	(747,626)	(699,468)
Purchases of common stock for treasury	(392,901)	(778,332)
Exercises of stock options	72,849	674,061

Net cash provided by (used for) financing activities	(1,363,642)	1,694,056

Effect of exchange rate changes on cash and cash equivalents	23,404	20,457

Increase (decrease) in cash and cash equivalents	(71,249)	2,231,940
Cash and cash equivalents, beginning of period	10,453,879	6,778,311

Cash and cash equivalents, end of period	$10,382,630	$9,010,251

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Recently Issued Accounting Standards:

In December 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) 07-01, “Accounting for Collaborative Arrangements” (EITF 07-01). EITF 07-01 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenues and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements. EITF 07-01 is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to all prior periods where collaborative arrangements existed as of the effective date. The Company currently is assessing the impact of EITF 07-01 on its consolidated financial position and results of operations.

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. The Company currently is assessing the impact of FSP 142-3 on its consolidated financial position and results of operations.

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 11, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company will adopt SFAS No. 162 when effective.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled In Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company currently is assessing the impact of FSP APB 14-1 on its consolidated financial position and results of operations.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2.	Earnings per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2008	2007	2008	2007
Numerator:
Net income less preferred dividends	$1,122,085	$1,198,510	$2,319,027	$2,452,609
Denominator:
Weighted average common shares outstanding	1,332,682	1,345,769	1,333,945	1,344,335

Basic earnings per share	$0.84	$0.89	$1.74	$1.82

Numerator:
Net income	$1,122,094	$1,198,521	$2,319,041	$2,452,625
Interest expense on contingently convertible debt	6,765	7,907	13,836	15,779

Net income, as adjusted	$1,128,859	$1,206,428	$2,332,877	$2,468,404

Denominator:
Weighted average common shares outstanding	1,332,682	1,345,769	1,333,945	1,344,335
Common stock equivalents of outstanding stock options, deferred contingent common stock awards, performance share awards, restricted stock awards and convertible preferred stock(1)	9,838	19,435	8,982	17,468
Common stock equivalents of assumed conversion of contingently convertible debt	16,976	16,890	16,976	16,890

Total shares(1)	1,359,496	1,382,094	1,359,903	1,378,693

Diluted earnings per share(1)	$0.83	$0.87	$1.72	$1.79

(1)    At June 30, 2008 and 2007, approximately 98,401 and 74,002 common shares, respectively, related to options outstanding under the Company’s Stock Incentive Plans, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3.	Pensions and Other Postretirement Benefits

Net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans for the three and six months ended June 30, 2008 and 2007 were as follows:

	Pensions
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Components of Net Periodic Benefit Cost	2008	2007	2008	2007
Service cost	$54,412	$52,785	$108,739	$105,559
Interest cost	86,820	79,382	173,549	158,538
Expected return on plan assets	(105,265)	(97,716)	(210,505)	(195,168)
Prior service cost	995	3,264	1,973	6,503
Transition obligation	123	117	241	235
Recognized net actuarial loss	16,597	25,693	33,191	51,285
Termination benefits	13,562	—	13,562	—
Curtailment gain	—	(81)	—	(81)

Net periodic benefit cost	$67,244	$63,444	$120,750	$126,871

	Other Postretirement Benefits
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Components of Net Periodic Benefit Cost	2008	2007	2008	2007
Service cost	$13,923	$13,277	$27,980	$26,527
Interest cost	28,306	26,521	56,525	52,985
Prior service cost (credit)	(12,545)	(9,749)	(22,684)	(19,498)
Recognized net actuarial loss	13,101	11,890	23,755	23,750

Net periodic benefit cost	$42,785	$41,939	$85,576	$83,764

During the six months ended June 30, 2008, contributions of $82.7 million were made to the Company’s defined benefit pension plans, and payments of $45.7 million were made for other postretirement benefits. For the 2008 full year, the Company expects to contribute approximately $220.0 million to its defined benefit pension plans and make payments of approximately $100.0 million for its other postretirement benefits.

Note 4.	Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157”, which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company uses the following methods for determining fair value in accordance with SFAS No. 157. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Fair Value Measurements at June 30, 2008 Using
(In thousands) Description	Balance at June 30, 2008	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities available-for-sale	$3,190,796	$28,242	$3,102,439	$60,115
Option and forward contracts	13,639	—	13,639	—
Interest rate swaps	152,760	—	152,760	—

Total assets	$3,357,195	$28,242	$3,268,838	$60,115

Liabilities:
Option and forward contracts	$52,534	—	$52,534	—
Other	6,798	—	6,798	—

Total liabilities	$59,332	—	$59,332	—

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the changes in fair value for assets that have no significant observable inputs (Level 3). These investments are primarily AAA rated international mortgage-backed securities:

	Level 3 Marketable Securities Available-for-Sale
(In thousands)	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008
Balance at beginning of period	$103,262	$119,747
Total gains (losses) (realized/unrealized):
Included in Other income, net	(898)	(2,795)
Included in other comprehensive income	(816)	(1,734)
Net purchases, sales, issuances and settlements	(25,138)	(26,866)
Net transfers out	(16,295)	(28,237)

Balance at end of period	$60,115	$60,115

Note 5.	Productivity Initiatives

In 2008, the Company continued its productivity initiatives by launching Project Impact, a company-wide program designed to initially address short-term fiscal challenges, particularly the significant loss of sales and profits resulting from the launch of generic versions of PROTONIX. Longer-term, Project Impact will include strategic actions designed to fundamentally change how the Company conducts business across the entire Company and to adapt to the continuously changing environment.

The Company recorded the following charges related to productivity initiatives for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2008	2007	2008	2007
Cost of goods sold	$47,641	$42,123	$113,569	$71,179
Selling, general and administrative expenses	101,551	7,533	202,125	21,011
Research and development expenses	6,008	144	25,121	210

Total productivity initiatives charges(1)	155,200	49,800	340,815	92,400
Other income, net(2)	—	—	(104,655)	—

Net productivity initiatives charges	$155,200	$49,800	$236,160	$92,400

Net productivity initiatives charges, after-tax	$110,480	$37,000	$180,090	$66,500

Decrease in diluted earnings per share	$0.08	$0.03	$0.13	$0.05

(1)	2008 charges were primarily severance and other employee-related costs associated with an approximate 6 percent reduction in workforce. 2007 charges were primarily related to manufacturing site network consolidation initiatives.
(2)	Other income, net represents the net gain on the sale of a manufacturing facility in Japan in the 2008 first quarter.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The net productivity initiatives charges were incurred for:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Personnel costs	$104,287	$16,300	$257,309	$27,395
Accelerated depreciation	10,984	20,866	21,402	41,852
Other closure/exit costs	39,929	12,634	62,104	23,153

Total productivity initiatives charges	155,200	49,800	340,815	92,400
Gain on asset sale	—	—	(104,655)	—

Net productivity initiatives charges	$155,200	$49,800	$236,160	$92,400

Net productivity initiatives charges are recorded in the Corporate segment. The following table sets forth net productivity initiatives charges as they relate to the Company’s reportable segments:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2008	2007	2008	2007
Pharmaceuticals	$142,263	$47,093	$301,084	$84,362
Consumer Healthcare	4,427	1,667	25,636	5,958
Animal Health	2,624	1,040	3,664	2,080
Corporate	5,886	—	10,431	—

Total productivity initiatives charges	155,200	49,800	340,815	92,400
Gain on asset sale - Pharmaceuticals	—	—	(104,655)	—

Net productivity initiatives charges	$155,200	$49,800	$236,160	$92,400

The following table summarizes the net productivity initiatives charges, payments made and the reserve balance at June 30, 2008:

(In thousands) Productivity Initiatives	Reserve at December 31, 2007	Total Net Charges Six Months	Net Payments/ Non-cash Charges	Reserve at June 30, 2008
Personnel costs	$154,564	$257,309	$(78,603)	$333,270
Accelerated depreciation	—	21,402	(21,402)	—
Other closure/exit costs	116,030	62,104	(174,973)	$3,161
Gain on asset sale	—	(104,655)	104,655	—

Total	$270,594	$236,160	$(170,323)	$336,431

At June 30, 2008, the reserve balance for personnel costs related primarily to committed employee severance obligations and other employee-related costs associated with the Company’s productivity initiatives. These amounts are expected to be paid over the next 36 months. It is expected that additional costs will be incurred under the Company’s productivity initiatives over the next several years.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6.	Stock-Based Compensation

The following table summarizes the components and classification of stock-based compensation expense for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Stock options	$49,934	$70,464	$80,944	$118,037
Restricted stock unit awards	32,978	42,916	54,666	62,071
Performance share unit awards	31,227	20,601	40,490	30,333

Total stock-based compensation expense	$114,139	$133,981	$176,100	$210,441

Cost of goods sold	$11,473	$13,966	$18,267	$21,223
Selling, general and administrative expenses	68,575	80,418	105,473	127,015
Research and development expenses	34,091	39,597	52,360	62,203

Total stock-based compensation expense	114,139	133,981	176,100	210,441

Tax benefit	39,342	42,467	60,795	67,564

Net stock-based compensation expense	$74,797	$91,514	$115,305	$142,877

In April 2008, the Company granted 11,894,616 stock options as part of the Company’s recurring annual grant program. All options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The fair value of issued stock options is estimated on the date of grant utilizing a Black-Scholes option-pricing model that incorporates the assumptions noted below:

Expected volatility of stock price	28.6%
Expected dividend yield	3.1%
Risk-free interest rate	3.3%
Expected life of options	6 years
Fair value of stock options granted	$10.26

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7.	Income Taxes

Except for the California Franchise Tax Board, where the Company has filed protests for the 1996-2003 tax years, taxing authorities generally are reviewing the Company’s tax returns for post-2001 tax years, including the Internal Revenue Service (IRS), which has begun its audit of the Company’s tax returns for the 2002-2005 tax years. As part of this audit, the IRS is examining the pricing of the Company’s cross-border arrangements. While the Company believes that the pricing of these arrangements is appropriate and that its reserves are adequate with respect to such pricing, it is possible that the IRS will propose adjustments in excess of such reserves and that conclusion of the audit will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on the Company’s results of operations or cash flows in the period in which an adjustment is recorded and in future periods. The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company; however, each year, the Company records significant tax benefits with respect to its cross-border arrangements, and the possibility of a resolution that is material to the financial position of the Company cannot be excluded.

Note 8.	Contingencies and Commitments

The Company is involved in various legal proceedings, including product liability, patent, commercial, environmental and antitrust matters, of a nature considered normal to its business, the most important of which are described below and/or have been described in the Company’s 2007 Financial Report as incorporated in its 2007 Annual Report on Form 10-K (referred to as the Company’s 2007 Financial Report) and its Quarterly Reports on Form 10-Q filed since the filing of the 2007 Annual Report on Form 10-K. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Additionally, the Company records insurance receivable amounts from third-party insurers when recovery is probable.

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

The Company intends to vigorously defend itself and its products in the litigation described below and in its prior filings and believes its legal positions are strong. However, from time to time, the Company may settle or decide no longer to pursue particular litigation as it deems advisable. In light of the circumstances discussed above, it is not possible to determine the ultimate outcome of the Company’s legal proceedings, and, therefore, it is possible that the ultimate outcome of these proceedings could be material to the Company’s results of operations, cash flows and financial position.

The following presents certain recent developments concerning the Company’s legal proceedings and should be read in conjunction with the Company’s prior reports.

Product Liability Litigation

Diet Drug Litigation

The litigation against the Company alleging that the Company’s former weight loss products, REDUX and/or PONDIMIN, caused certain serious conditions, including valvular heart disease and primary pulmonary hypertension, is described in detail in the Company’s 2007 Financial Report. Total diet drug litigation payments were $834.7 million and $888.7 million for the 2008 second quarter and first half, respectively, of

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

which $802.4 million and $821.7 million for the 2008 second quarter and first half, respectively, were made in connection with the nationwide settlement (including a $798.0 million payment under the Seventh Amendment). Payments under the nationwide settlement may continue, if necessary, until 2018. The Company has taken charges in connection with the REDUX and PONDIMIN diet drug matters, which to date total $21,100.0 million. The $1,369.6 million reserve balance at June 30, 2008 represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, claims asserted by opt outs from the nationwide settlement and primary pulmonary hypertension claims, and including the Company’s legal fees related to the diet drug litigation. It is possible that additional reserves may be required in the future, although the Company does not believe that the amount of any such additional reserves is likely to be material.

Hormone Therapy Litigation

The litigation against the Company alleging injury as a result of the plaintiffs’ use of one or more of the Company’s hormone or estrogen therapy products, including PREMARIN and PREMPRO, is described in the Company’s 2007 Financial Report and Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (2008 First Quarter 10-Q). As of July 28, 2008, the Company was defending approximately 8,500 actions brought on behalf of approximately 11,500 women in various federal and state courts throughout the United States (including, in particular, the United States District Court for the Eastern District of Arkansas and the Pennsylvania Court of Common Pleas, Philadelphia County) for personal injuries, including claims for breast cancer, stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMARIN or PREMPRO. The increase in the number of cases and plaintiffs since the Company’s last Quarterly Report on Form 10-Q appears to be related to the sixth anniversary of the July 9, 2002 release of data from the Women’s Health Initiative. The substantial majority of the new cases were filed prior to July 9, 2008 in state or federal court in Minnesota (by plaintiffs resident throughout the United States) in an apparent attempt to take advantage of Minnesota’s six-year statute of limitations for tort actions. The Company is contesting the applicability of the Minnesota statute to out-of-state residents.

As described in the Company’s 2007 Financial Report and 2008 First Quarter 10-Q, on February 25, 2008, a jury in the United States District Court for the Eastern District of Arkansas returned a verdict in favor of the plaintiff in Scroggin v. Wyeth, et al., No. 4:04CV01169 WRW, finding the Company and co-defendant Upjohn jointly and severally liable for $2.75 million in compensatory damages. On March 6, 2008, that jury awarded $19.36 million in punitive damages against the Company and $7.76 million in punitive damages against Upjohn. On April 9, 2008, the Company filed motions for judgment notwithstanding the verdict or for a new trial. With respect to the compensatory damage award, those motions were denied in an order dated April 10, 2008. On July 8, 2008, the court granted motions by the Company and Upjohn for judgment as a matter of law on the issue of punitive damages and vacated the punitive

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

damage awards. The Company has filed a notice of appeal from the compensatory verdict to the United States Court of Appeals for the Eighth Circuit, and the plaintiff has appealed from the punitive damages ruling.

On July 11, 2008, the New Jersey Superior Court, Middlesex County, granted the Company’s motions for summary judgment in Bailey, et al. v. Wyeth, Inc., et al., No. MID-L-0999-06, and DeBoard v. Wyeth, Inc., et al., No. MID-L-1147-06, dismissing all claims in both cases. The cases had been scheduled for trial in September and October 2008, respectively. The court found that all of plaintiffs’ claims were governed by New Jersey’s Product Liability Act (PLA), that the U.S. Food and Drug Administration (FDA)-approved warnings for PREMARIN and PREMPRO were presumed under the PLA to be adequate as a matter of law and that plaintiffs had failed to present evidence that met the two exceptions to that presumption of adequacy.

Of the 30 hormone therapy cases alleging breast cancer that have been resolved after being set for trial, 24 now have been resolved in the Company’s favor (by voluntary dismissal by the plaintiffs (14), summary judgment (6), defense verdict (3) or judgment for the Company notwithstanding the verdict (1)), several of which are being appealed by the plaintiffs. Of the remaining six cases, three such cases have been settled; one (Daniel) resulted in a plaintiffs’ verdict that was vacated by the court and a new trial ordered (which plaintiffs have appealed); and two (Rowatt and Scroggin) resulted in plaintiffs’ verdicts that the Company is challenging on appeal. Additional cases have been voluntarily dismissed by plaintiffs before a trial setting. There are no trials of additional hormone therapy cases scheduled for the remainder of 2008; additional trials are scheduled for 2009. Individual trial results depend on a variety of factors, including many that are unique to the particular case, and the Company’s trial results to date, therefore, may not be predictive of future trial results.

As the Company has not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, the Company has not established any litigation accrual for its hormone therapy litigation. As of June 30, 2008, the Company has recorded approximately $170.0 million in insurance receivables relating to defense and settlement costs of its hormone therapy litigation. The insurance carriers that provide coverage that the Company contends is applicable have generally reserved their rights with respect to such coverage. The Company continues to provide information to those carriers and to discuss coverage issues. However, two such carriers have denied coverage for the hormone therapy litigation. The Company believes that those denials are improper and intends to enforce its rights under the terms of those policies.

Patent Litigation

PROTONIX Litigation

In the litigation in the United States District Court for the District of New Jersey filed by the Company and its licensing partner, Nycomed GmbH (Nycomed), against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd. (collectively, Teva),

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Sun Pharmaceutical Advanced Research Centre Ltd. and Sun Pharmaceutical Industries Ltd. (collectively, Sun), and KUDCO Ireland, Ltd. (KUDCo), each of which has filed an Abbreviated New Drug Application (ANDA) seeking FDA approval to market generic pantoprazole sodium 20 mg and 40 mg delayed release tablets (which is discussed in the Company’s 2007 Financial Report and 2008 First Quarter 10-Q), the Company and Nycomed now expect that trial in this matter will occur no earlier than the fourth quarter of 2009.

In April 2008, Sandoz Inc. (Sandoz) notified the Company and Nycomed that it had filed an ANDA seeking FDA approval to market generic pantoprazole sodium 40 mg base/vial I.V. On May 16, 2008, the Company and Nycomed filed a patent infringement lawsuit against Sandoz in the United States District Court for the Northern District of Illinois alleging that Sandoz’s ANDA submission constitutes infringement of the Orange Book listed patent, U.S. Patent No. 6,780,881, which protects the PROTONIX I.V. formulation and expires in November 2021. This suit does not involve the pantoprazole compound patent, U.S. Patent No. 4,758,579, that is the subject of the previously filed lawsuits against Teva, Sun and KUDCo pending in the United States District Court for the District of New Jersey described above.

In April 2008, Teva Parenteral Medicines, Inc. (TPMI) notified the Company and Nycomed that it had filed an application with the FDA pursuant to 21 U.S.C. 355(b)(2), also known as a 505(b)(2) application, seeking FDA approval to market generic pantoprazole sodium 40 mg base/vial I.V. On June 11, 2008, the Company and Nycomed filed a patent infringement lawsuit against Teva and TPMI in the United States District Court for the District of New Jersey alleging that TPMI’s 505(b)(2) submission constitutes infringement of the Orange Book listed patent, U.S. Patent No. 4,758,579, which protects the pantoprazole compound and expires in July 2010. This suit involves the same patent at issue in the previously filed lawsuits against Teva, Sun and KUDCo that also are pending in the United States District Court for the District of New Jersey described above.

EFFEXOR Litigation

On July 16, 2008, pursuant to a settlement agreement between the parties, the United States District Court for the District of Delaware entered a consent judgment and dismissed the suit filed by the Company on April 5, 2006 against Impax Laboratories, Inc. (Impax), alleging that the filing by Impax of an ANDA seeking FDA approval to market 37.5 mg, 75 mg and 150 mg venlafaxine HCl extended release capsules infringes the same three patents at issue in the previously settled Teva litigation (described in the Company’s 2007 Financial Report). Under the agreement, the Company has granted Impax a license that would permit Impax to launch its generic capsule formulation of EFFEXOR XR on or after June 1, 2011, subject to earlier launch in limited circumstances, but in no event earlier than January 1, 2011. Impax will pay the Company a specified percentage of profit from sales of this generic product. The parties also have agreed that Impax will utilize its neurology-focused sales force to co-promote a product to be named by the Company.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In the litigation in the United States District Court for the Central District of California filed by the Company against Anchen Pharmaceuticals, Inc. (Anchen) and related parties, alleging that the filing by Anchen of an ANDA seeking FDA approval to market 37.5 mg, 75 mg and 150 mg venlafaxine HCl extended release capsules infringes the same three patents that were at issue in the previously settled Teva litigation (described in the Company’s 2007 Financial Report), the Court, at the request of the parties, has continued the September 2008 trial date for at least 90 days.

On June 26, 2008, the Company filed suit in the United States District Court for the District of Delaware against Biovail Corporation, Biovail Laboratories International SRL and Biovail Technologies, Ltd. (collectively, Biovail) alleging that Biovail’s filing of an ANDA seeking FDA approval to market 37.5 mg, 75 mg and 150 mg venlafaxine HCl extended release capsules infringes the same three patents at issue in the previously settled Teva litigation (described in the Company’s 2007 Financial Report). The filing of that suit triggered a 30-month stay of FDA approval that expires on or about November 15, 2010 unless there is an earlier court decision holding the patents at issue invalid or not infringed.

REFACTO Litigation

On May 16, 2008, a subsidiary of the Company filed suit in the United States District Court for the District of Delaware against Novartis Vaccines and Diagnostics, Inc. (Novartis) seeking a declaration that the Company’s U.S. Patent No. 4,868,112 and Novartis’ U.S. Patent Nos. 6,060,447 and 6,228,620 claim the same or substantially the same inventions and that the Company was the first to invent this subject matter. The suit also seeks a declaration that the Novartis patents are invalid as a result of the Company’s priority of invention. Novartis’ patents are the subject of a separate lawsuit filed by Novartis against the Company and a subsidiary of the Company, which is discussed in the Company’s 2007 Financial Report.

LYBREL Litigation

In a letter dated April 16, 2008, Sandoz notified the Company that it had filed an ANDA containing a Paragraph IV certification seeking FDA approval to market a generic version of LYBREL (levonorgestrel and ethinyl estradiol tablets, 0.09 mg/0.02 mg) prior to the expiration of the Orange Book listed patent, U.S. Patent No. 6,500,814, which is a method of use patent that covers LYBREL and expires in September 2018. On May 28, 2008, the Company filed a patent infringement lawsuit against Sandoz in the United States District Court for the District of Delaware alleging that Sandoz’s filing infringes this patent.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Commercial Litigation

Average Wholesale Price Litigation

In the litigation in which plaintiffs allege that the Company and other defendant pharmaceutical companies artificially inflated the Average Wholesale Price (AWP) of their drugs described in the Company’s 2007 Financial Report and 2008 First Quarter 10-Q, an additional state case has been filed naming the Company as a defendant along with other pharmaceutical manufacturers. State of Utah v. Apotex Corporation, et al., No. 080907678, 3d Jud. Dist. Ct., Salt Lake Cty., UT, alleges that defendants provided false and inflated AWP, Wholesale Acquisition Cost and/or Direct Price information for their drugs to various national drug industry reporting services.

Grand Jury Investigation

The Company has been served with additional subpoenas for documents and grand jury testimony from the United States Attorney’s Office, District of Massachusetts. The subpoenas seek information and testimony relating to the Company’s promotional practices with respect to PROTONIX, as well as the Company’s pricing of PROTONIX oral tablets and I.V. products. The Company is producing documents responsive to the subpoenas on a rolling basis and continues to cooperate with the investigation. A number of additional current and former employees of the Company also have testified before the grand jury during 2008.

Antitrust Matters

K-Dur 20. As described in the Company’s 2007 Financial Report, numerous antitrust lawsuits have been brought against the Company in federal and state courts throughout the United States based on the Company’s 1998 settlement of certain patent litigation with Schering-Plough Corporation (Schering) relating to ESI Lederle’s (a former division of the Company) proposed generic version of Schering’s K-Dur 20. In April 2008, the cases that were pending in federal court which had been consolidated or were being coordinated as part of a multi-district federal litigation being conducted in the United States District Court for the District of New Jersey, In re K-Dur Antitrust Litigation, MDL 1419, U.S.D.C., D.N.J., were dismissed. The Company is aware of approximately 21 remaining private antitrust lawsuits that have been filed against the Company by plaintiffs who claim to be indirect purchasers or end payors of K-Dur 20. These lawsuits currently are pending in various state courts in the United States.

Regulatory Proceedings

Other

On June 9, 2008, the Court dismissed without prejudice the case of United States ex rel. Sokol and Livingston v. Wyeth Pharmaceuticals, Inc., No. 1:06CV1304 (U.S.D.C., E.D. Va.), which is a qui tam action (described in the Company’s 2007 Financial Report) alleging violations of the U.S. False Claims Act that was filed in November 2006 by

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

attorneys representing Anthony Sokol and Mark Livingston, two former employees who also have pursued claims against the Company in connection with the termination of their employment.

Environmental Matters

MPA Matter

In connection with the alleged violations by Wyeth Medica Ireland (WMI) of the Irish Waste Management Act and WMI’s Integrated Pollution Prevention and Control license, described in the Company’s 2007 Financial Report, the Irish High Court in Dublin has denied WMI’s challenge to the right of the Director of Public Prosecutions and the Irish Environmental Protection Agency to prosecute this matter. WMI has appealed the High Court’s decision to the Supreme Court of Ireland and the prosecution in the local Circuit Court will remain suspended pending resolution of the Supreme Court appeal.

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

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth Net revenue for the Company’s principal products and reportable segments, as well as Income (loss) before income taxes for the Company’s reportable segments for the three and six months ended June 30, 2008 compared with the same periods in the prior year:

	Net Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2008	2007	2008	2007
Pharmaceuticals:
EFFEXOR	$1,022,221	$977,072	$2,043,607	$1,868,097
PREVNAR	690,654	632,813	1,396,457	1,249,375
ENBREL
Outside U.S. and Canada	692,482	507,868	1,298,040	953,073
Alliance revenue - U.S. and Canada	283,677	267,330	609,991	495,079
Nutrition	430,086	357,839	841,291	704,542
ZOSYN/TAZOCIN	319,272	280,050	661,228	561,116
PREMARIN family	270,843	266,991	546,984	508,139
PROTONIX family(1)	228,026	550,285	387,190	1,024,383
Other	1,029,931	906,087	1,941,197	1,863,939

Total Pharmaceuticals	4,967,192	4,746,335	9,725,985	9,227,743
Consumer Healthcare	664,892	623,205	1,340,100	1,234,592
Animal Health	313,274	278,510	589,922	554,401

Total net revenues	$5,945,358	$5,648,050	$11,656,007	$11,016,736

(1)	PROTONIX family net revenue for the 2008 second quarter and first half reflects revenue from both the branded product, $104,750 and $188,086, respectively, and the Company’s own generic version, $123,276 and $199,104, respectively.

	Income (Loss) before Income Taxes
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2008	2007	2008	2007
Pharmaceuticals(1)	$1,741,464	$1,636,073	$3,437,193	$3,265,728
Consumer Healthcare(1)	119,823	105,123	241,083	208,097
Animal Health	69,897	68,458	131,267	132,000
Corporate(2)	(312,338)	(95,202)	(432,710)	(146,033)

Total	$1,618,846	$1,714,452	$3,376,833	$3,459,792

(1)	Income (loss) before income taxes for the 2008 second quarter and first half included the receipt of a one-time royalty milestone payment of $60,000 related to the previously divested SYNVISC product line recorded in the Pharmaceuticals segment as well as gains from product divestitures of approximately $10,143 and $33,201, respectively, which pertained primarily to the Pharmaceuticals and Consumer Healthcare segments. Income (loss) before income taxes for the 2007 second quarter and first half included gains from product divestitures of $41,281 and $57,584, respectively, which pertained primarily to the Pharmaceuticals segment.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

(2)	Corporate loss before taxes included a net charge of $155,200 for the 2008 second quarter and $236,160 for the 2008 first half compared with $49,800 for the 2007 second quarter and $92,400 for the 2007 first half, related to the Company’s productivity initiatives. For discussion of productivity initiatives as they relate to each reportable segment, see Note 5, “Productivity Initiatives.”

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the consolidated condensed financial statements and notes to consolidated condensed financial statements on pages 7 to 22 of this report. When reviewing the commentary below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in “Item 1A. RISK FACTORS” in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business; we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” on pages 47 to 49 of this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

Our Business

Wyeth is one of the world’s largest research-based pharmaceutical and health care products companies and is a leader in the discovery, development, manufacturing and marketing of pharmaceuticals, biotechnology products, vaccines, non-prescription medicines and animal health products.

We have three principal operating segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare) and Fort Dodge Animal Health (Animal Health), which we manage separately because they develop, manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. These segments reflect how senior management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. The percentage of worldwide net revenue and revenue generated outside the United States by operating segment for the 2008 first half was as follows:

	Pharmaceuticals	Consumer Healthcare	Animal Health
% of 2008 first half worldwide net revenue	83%	12%	5%

% of 2008 first half segment net revenue generated outside the United States	54%	52%	62%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

We also have a reportable Corporate segment primarily responsible for the audit, controller, treasury, tax and legal operations of our businesses. The Corporate segment maintains and/or incurs certain assets, liabilities, income, expense, gains and losses related to our overall management that are not allocated to the other reportable segments.

Our principal strategy for success is the development of innovative products. We strive to produce first-in-class and best-in-class therapies for significant unmet medical needs by leveraging our breadth of knowledge and our resources across three principal scientific development platforms: small molecules, biopharmaceuticals and vaccines.

We also strive to innovate commercially and change the way we approach our business in response to the challenging global health care environment. In 2008, we continued our productivity initiatives by launching Project Impact, a company-wide program designed to initially address short-term fiscal challenges, particularly the significant loss of sales and profits resulting from the launch of generic versions of PROTONIX. Longer-term, Project Impact will include strategic actions designed to fundamentally change how we conduct business across the entire Company and to adapt to the continuously changing environment.

In the 2008 first half, we received regulatory approvals for three new products. In February, the U.S. Food and Drug Administration (FDA) approved XYNTHA (Antihemophilic Factor [Recombinant], Plasma/Albumin-Free), a recombinant factor VIII product for patients with hemophilia A for both the control and prevention of bleeding episodes and surgical prophylaxis. Also, in February, the FDA approved PRISTIQ (desvenlafaxine), a structurally novel, once-daily serotonin-norepinephrine reuptake inhibitor, to treat adult patients with major depressive disorder. In April, we and our collaboration partner, Progenics Pharmaceuticals, Inc. (Progenics), received FDA approval for RELISTOR (methylnaltrexone bromide) for subcutaneous injection for the treatment of opioid-induced constipation in advanced-illness patients who are receiving palliative care. We and Progenics also have received approval from the European Commission and Health Canada for RELISTOR subcutaneous injection for the same indication. In May, the FDA granted fast track designation to our investigational 13-valent pneumococcal conjugate vaccine for use in infants and toddlers. In December 2007, we and our collaboration partner, Elan Corporation, plc, initiated a Phase 3 clinical program for our immunotherapeutic product candidate, bapineuzumab (AAB-001), for the treatment of patients with mild to moderate Alzheimer’s disease. Results from the principal Phase 2 study of bapineuzumab were presented at the International Conference on Alzheimer’s Disease on July 29, 2008. We continue to believe these results are encouraging and support the decision to initiate the Phase 3 clinical program.

2008 First Half Financial Highlights

•	Worldwide net revenue increased 6% over the 2007 first half to $11,656.0 million;

•

Worldwide Pharmaceuticals net revenue increased 5% over the 2007 first half due primarily to higher sales of ENBREL, EFFEXOR, PREVNAR, Nutrition products, ZOSYN and BENEFIX and the favorable impact of foreign exchange. Also contributing to net revenue growth were our new products TYGACIL, TORISEL, and

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

PRISTIQ. The increase in Pharmaceuticals net revenue was offset, in part, by lower sales of PROTONIX due to generic competition in the United States;

•

Consumer Healthcare net revenue increased 9% over the 2007 first half resulting from higher sales of CENTRUM, ADVIL and CALTRATE and the favorable impact of foreign exchange, which were partially offset by lower sales of ALAVERT and DIMETAPP; and

•

Animal Health net revenue increased 6% over the 2007 first half due to higher sales of poultry products and livestock products driven by ZULVAC bluetongue vaccine and the favorable impact of foreign exchange, which were offset by lower sales of equine products.

Our Principal Products

Set forth below is a summary of net revenue performance of our principal products in the 2008 first half:

(Dollars in millions)	2008 First Half Net Revenue	% Increase (Decrease) over 2007 First Half
EFFEXOR	$2,043.6	9%
PREVNAR	1,396.5	12%
ENBREL
Outside U.S. and Canada	1,298.0	36%
Alliance revenue – U.S. and Canada	610.0	23%
Nutrition	841.3	19%
ZOSYN/TAZOCIN	661.2	18%
PREMARIN family	547.0	8%
PROTONIX family	387.2	(62)%

•

EFFEXOR (EFFEXOR and EFFEXOR XR) is our novel antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder. EFFEXOR remains our largest franchise and the number one selling antidepressant globally. In the United States, demand for EFFEXOR XR prescriptions declined slightly in the 2008 first half as we shifted promotional support to the launch of PRISTIQ, our new product for the treatment of adult patients with major depressive disorder. See “Our Challenging Business Environment” beginning on page 31 for a discussion of generic competition for EFFEXOR and EFFEXOR XR.

•

PREVNAR is our vaccine for preventing invasive pneumococcal disease in infants and children. PREVNAR is one of the world’s best selling vaccines and now is available in 88 countries worldwide and is included in 24 national immunization programs (NIPs), with several additional countries announcing their intention to initiate NIPs.

•

ENBREL is our treatment for rheumatoid arthritis, psoriasis and other conditions. We have exclusive rights to ENBREL outside the United States and Canada. We co-promote ENBREL with Amgen Inc. (Amgen) in the United States and Canada. ENBREL continues as the leading biotechnology brand in the world and ranks fifth in worldwide sales among the top pharmaceutical products.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

•

Nutrition includes our infant formula and toddler products NURSOY, PROGRESS, PROMIL and S-26. We continue to expand into new markets, grow our business in the countries where we compete, particularly in key emerging markets such as China, and shift the focus of our business to the more profitable premium sector of the market.

•

ZOSYN (TAZOCIN internationally), our broad-spectrum I.V. antibiotic, continues to be the number one selling injectable antibiotic worldwide. Our new advanced formulation of ZOSYN launched during 2006 in the United States and in the majority of international markets in 2007. See “Our Challenging Business Environment” beginning on page 31 for a discussion of potential generic competition for ZOSYN.

•

Our PREMARIN family of products remains the leading therapy to help women address moderate to severe menopausal symptoms. See “Our Challenging Business Environment” beginning on page 31 for a discussion of recent publications of analyses of the benefits and risks of hormone therapy.

•

Sales of PROTONIX (pantoprazole sodium), our branded proton pump inhibitor indicated for gastroesophageal reflux disease, have been adversely affected during 2008 by the “at risk” launch of generic pantoprazole tablets in the United States by Teva Pharmaceuticals USA, Inc. (Teva) and Sun Pharmaceutical Industries Ltd. (Sun). We launched our own generic version of PROTONIX tablets in the 2008 first quarter. While our own generic has had some success in the marketplace, the sales of our own generic have not, and cannot, offset the substantial harm caused by the launch of infringing generics. We will continue to vigorously pursue our litigation against Teva, Sun and other infringing generics. See “Our Challenging Business Environment” beginning on page 31 for a discussion of generic competition for PROTONIX.

For more detail regarding our principal products, the preceding summary should be read in conjunction with our principal product summary in the overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Financial Report as incorporated in our 2007 Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the 2008 first quarter.

Our Product Pipeline

Our continued success depends, in large part, on the discovery and development of new and innovative pharmaceutical products and additional indications for existing products.

With respect to TYGACIL (tigecycline), our innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections, in May 2008, we received an approvable letter from the FDA with respect to our supplemental New Drug Application supporting TYGACIL as a treatment for community-acquired pneumonia and as a treatment for additional resistant pathogens in the approved complicated skin and skin structure infection and complicated intra-abdominal infection indications. In its letter, the FDA requested that, before the application could be approved, we provide additional analyses to support the safety and efficacy of TYGACIL for the treatment of patients with community-acquired pneumonia with illness severe enough to require hospitalization, including those who are at higher risk of mortality. In addition, the FDA requested information regarding the benefit/risk of

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

TYGACIL for any potential of liver toxicity. We had provided the requested liver information to the FDA during the latter part of the review period, and the FDA acknowledged in its letter that it had not yet reviewed this information. We expect that the timeline for submitting our complete response to the approvable letter will become more clear following discussions with the FDA. In April 2008, we withdrew our regulatory filing in the European Union (EU) for TYGACIL for the treatment of community-acquired pneumonia based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) that our clinical data were not sufficient to allow the CHMP to conclude a positive benefit/risk balance in community-acquired pneumonia at this time. We also intend to commence new Phase 2 clinical trials of TYGACIL for the treatment of hospital-acquired pneumonia in the 2008 third quarter.

Our New Drug Application (NDA) filing for PRISTIQ a structurally novel, once-daily serotonin-norepinephrine reuptake inhibitor, for the treatment of adult patients with major depressive disorder (MDD) was approved by the FDA in February 2008. FDA approval was subject to several post-marketing commitments, including conducting and submitting data from a new long-term maintenance (relapse prevention) study, a sexual dysfunction study, pediatric studies and a study exploring lower doses. The FDA also requested an additional non-clinical toxicity study. We began shipping PRISTIQ in April 2008 and conducted our full U.S. launch of the product in May 2008. In September 2007, we submitted our Marketing Authorization Application (MAA) in Europe for desvenlafaxine for MDD. The CHMP has raised concerns about efficacy, and we do not anticipate receiving a CHMP opinion until early 2009.

With respect to our NDA filing with the FDA for PRISTIQ as a non-hormonal treatment for vasomotor symptoms associated with menopause, we received an approvable letter from the FDA on July 23, 2007. In its letter, the FDA indicated that before the application could be approved, it would be necessary for us to provide additional data regarding the potential for serious adverse cardiovascular and hepatic effects associated with the use of PRISTIQ in this indication. The FDA requested that these data come from a randomized, placebo-controlled clinical trial of a duration of one year or more conducted in postmenopausal women. The FDA also requested that we address certain chemistry, manufacturing and controls deficiencies prior to approval. The FDA also made clinical and chemistry requests, which the FDA indicated were not approvability issues. The requested clinical trial currently is under way and will take at least 18 months to complete. With respect to regulatory review of desvenlafaxine for the treatment of vasomotor symptoms in the EU, we believe additional data will be necessary to address questions raised by the CHMP regarding the risk/benefit profile of desvenlafaxine in this indication, which could include data from the new study requested by the FDA. As a result, in March 2008, we withdrew our MAA in the EU for this indication.

We and our collaboration partner, Progenics, received approval for RELISTOR subcutaneous injection for the treatment of opioid-induced constipation in advanced-illness patients who are receiving palliative care, when response to laxative therapy has not been sufficient, from the FDA in April 2008 and from the European Commission in July 2008. RELISTOR subcutaneous injection also was approved in March 2008 in Canada, where it

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

was launched in May 2008. We began shipping subcutaneous RELISTOR in the United States in June 2008, and we intend to launch subcutaneous RELISTOR in Europe on a country-by-country basis over the next several months. In May 2008, we and Progenics announced that the primary and secondary endpoints were not achieved in the second of two Phase 3 clinical trials of RELISTOR for intravenous use in the management of post-operative ileus in patients recovering from segmental colectomy surgical procedures, consistent with the earlier findings of the first Phase 3 intravenous post-operative ileus study announced in March 2008. In addition to the two studies in segmental colectomy patients, we are conducting a Phase 3 study of intravenous RELISTOR for the management of post-operative ileus in patients who have undergone surgical repair of large abdominal hernias. We and Progenics are studying the results of both Phase 3 intravenous post-operative ileus studies to determine whether and how to continue development of this formulation of RELISTOR for this indication. We also are working with Progenics to develop an oral formulation of RELISTOR.

Our NDA for XYNTHA was approved by the FDA in February 2008. XYNTHA is a recombinant factor VIII product for patients with hemophilia A for both the control and prevention of bleeding episodes and surgical prophylaxis. XYNTHA is manufactured and formulated using an albumin-free process and state-of-the-art nanofiltration technology. It also is the only recombinant factor VIII product to utilize an entirely non-human and non-animal based purification process. Our EU regulatory filing for REFACTO AF, the trade name for XYNTHA in the EU, remains under regulatory review.

With respect to VIVIANT (bazedoxifene), our selective estrogen receptor modulator for postmenopausal osteoporosis, the FDA has advised us that it expects to convene an advisory committee to review our pending NDAs for both the treatment and prevention indications. In December 2007, we received a second approvable letter from the FDA with respect to the prevention indication. In its letter, the FDA identified several remaining questions regarding issues that had been previously identified during the review process and that were not fully resolved by our complete response to the first approvable letter, which we received in April 2007. More specifically, the FDA has requested further analyses and discussion concerning the incidence of stroke and venous thrombotic events and has identified certain issues concerning data collection and reporting and requested additional source documents. In the letter, the FDA also indicated that the data from the Asian clinical studies that we submitted in late 2007 were not reviewed for this action. The approvable letter did not request the initiation of any new studies. In our February 2008 end-of-review conference with the FDA for the prevention indication, we agreed to conduct and submit further analyses of data from our clinical trials prior to the expected advisory committee meeting. In May 2008, we received an approvable letter from the FDA with respect to our NDA for VIVIANT for the treatment indication. In its letter, the FDA requested information similar to that outlined in its December 2007 approvable letter for the NDA for VIVIANT for the prevention indication. We expect that the FDA-requested advisory committee meeting will be scheduled following submission of our complete response to the approvable letters with respect to the prevention and treatment indications, which we plan to file by the end of 2008. Depending on the outcome of further dialogue with the FDA, the filing may be delayed until the first half of 2009. In September 2007, we submitted our MAA in Europe for VIVIANT

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

for the treatment and prevention of osteoporosis. During the ongoing review, the assessors have raised several questions regarding the efficacy results and non-clinical safety data and have raised concerns similar to the FDA regarding data collection and reporting. We plan to submit a response in the third quarter of 2008. We anticipate further feedback from the CHMP following our submission, after which we will assess our available regulatory options.

With respect to APRELA (bazedoxifene/conjugated estrogens), our tissue selective estrogen complex under development for menopausal symptoms and osteoporosis, we met with the FDA in early 2008 to review the results from our Phase 3 clinical trials and discuss our planned NDA filing. Both of the principal doses studied in these trials (20 mg BZA/0.625 mg CE and 20 mg BZA/0.45 mg CE) provided efficacy for bone protection and relief of vasomotor symptoms associated with menopause. In one of these trials - SMART-1 - endometrial safety was demonstrated at both doses. In a second of these trials presented at the 13th World Congress of Gynecological Endocrinology in Florence, Italy - SMART-4 - endometrial safety was demonstrated at the lower dose, but the incidence of endometrial hyperplasia was slightly higher than satisfactory at the higher dose. We believe that this slightly higher incidence likely resulted from the relatively low bioavailability of bazedoxifene in one of the formulations used in the SMART-4 trial as compared with the formulation used in SMART-1. While our discussions with the FDA are not yet complete, this could result in an initial NDA filing for only the lower dose (20 mg BZA/0.45 mg CE). We must successfully complete additional work before filing our NDA, including finalizing our proposed commercial formulation and linking it to the formulations used in the clinical trials, and we now expect to file our initial NDA no earlier than the second half of 2009. Depending on the outcome of this work and future interactions with the FDA, it is possible that additional clinical data may be necessary to support approval.

Our EU regulatory filing for ANYA, the proposed trade name in the EU for LYBREL (levonorgestrel/ethinyl estradiol), a new low-dose, non-cyclic continuous combination oral contraceptive that was approved by the FDA in May 2007, remains under regulatory review. We have not achieved approval in the first two phases of the review, and we now are in the Pan-European arbitration phase pursuant to which the application was referred to an external scientific advisory group to which we expect to present data in the 2008 third quarter. Following this presentation, we expect that CHMP will deliver its opinion. The final regulatory outcome for ANYA likely will be known by year-end 2008.

Our Phase 3 clinical program for our new 13-valent pneumococcal conjugate vaccine remains ongoing, with the FDA granting fast track designation to the vaccine for use in infants and toddlers in May 2008. We plan to submit our biologics license application for the vaccine to the FDA on a rolling basis as sections of the application are completed in order to facilitate the FDA’s review. Assuming positive results in our Phase 3 program, we expect to complete our U.S. filing for pediatric use of the vaccine in the first quarter of 2009 and in adults in early 2010. We are targeting filing for pediatric use outside the United States in the first quarter of 2009 but also are exploring opportunities to accelerate that timing.

In December 2007, we and our collaboration partner, Elan Corporation, plc, initiated a Phase 3 clinical program for our immunotherapeutic product candidate, bapineuzumab (AAB-001), for the treatment of patients with mild to moderate Alzheimer’s disease. Results from the

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

principal Phase 2 study of bapineuzumab were presented at the International Conference on Alzheimer’s Disease on July 29, 2008. We continue to believe these results are encouraging and support the decision to initiate the Phase 3 clinical program.

We also have two Phase 3 clinical programs in oncology under way: inotuzumab ozogamicin (CMC-544), a targeted calicheamicin conjugate under development for the treatment of follicular lymphoma, and bosutinib (SKI-606), a targeted kinase inhibitor under development for the treatment of chronic myelogenous leukemia.

In May 2008, we withdrew our new drug application for EFFEXOR XR for the treatment of major depressive disorder in Japan.

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

Certain Product Liability Litigation

Diet Drug Litigation

We continue to address the challenges of our diet drug litigation, which is described in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2007 Financial Report as incorporated in our 2007 Annual Report on Form 10-K and in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the 2008 First Quarter. The $1,369.6 million reserve balance at June 30, 2008 represents our best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, claims asserted by opt outs from the nationwide settlement and primary pulmonary hypertension claims, and including our legal fees related to the diet drug litigation. It is possible that additional reserves may be required in the future, although we do not believe that the amount of any such additional reserves is likely to be material.

Hormone Therapy Litigation

During 2006, we began the first of a number of trials in our hormone therapy litigation, which is described in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2007 Financial Report as incorporated in our 2007 Annual Report on Form 10-K and in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the 2008 First Quarter.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

As of July 28, 2008, we were defending approximately 8,500 actions brought on behalf of approximately 11,500 women in various federal and state courts throughout the United States for personal injuries, including primarily claims for breast cancer, as well as claims for, among other conditions, stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMARIN or PREMPRO. The increase in the number of cases and plaintiffs since our last Quarterly Report on Form 10-Q appears to be related to the sixth anniversary of the July 9, 2002 release of data from the Women’s Health Initiative. The substantial majority of the new cases were filed prior to July 9, 2008 in state or federal court in Minnesota (by plaintiffs resident throughout the United States) in an apparent attempt to take advantage of Minnesota’s six-year statute of limitations for tort actions. We are contesting the applicability of the Minnesota statute to out-of-state residents. We also face putative class action lawsuits from users of PREMARIN or PREMPRO seeking medical monitoring and purchase price refunds, as well as other damages. Most of these putative class actions have been dismissed or withdrawn, and a motion for class certification recently was denied without prejudice in a California statewide refund class action, while a hearing in a similar case in West Virginia is set for later this year.

Of the 30 hormone therapy cases alleging breast cancer that have been resolved after being set for trial, 24 have now been resolved in our favor (by voluntary dismissal by the plaintiffs (14), summary judgment (6), defense verdict (3) or judgment for us notwithstanding the verdict (1)), several of which are being appealed by the plaintiffs. Of the remaining six cases, three such cases have been settled, one resulted in a plaintiffs’ verdict that was vacated by the court and a new trial ordered (which plaintiffs have appealed), and two resulted in plaintiffs’ verdicts that we are challenging on appeal. Additional cases have been voluntarily dismissed by plaintiffs before a trial setting. No trials of additional hormone therapy cases are scheduled for the remainder of 2008, although additional trials are scheduled in 2009. Individual trial results depend on a variety of factors, including many that are unique to the particular case, and our trial results to date, therefore, may not be predictive of future trial results.

As we have not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, we have not established any litigation accrual for our hormone therapy litigation. As of June 30, 2008, we have recorded approximately $170.0 million in insurance receivables relating to defense and settlement costs of our hormone therapy litigation. The insurance carriers that provide coverage that we contend is applicable have generally reserved their rights with respect to such coverage. We continue to provide information to those carriers and to discuss coverage issues. However, two such carriers have denied coverage for the hormone therapy litigation. We believe that those denials are improper and intend to enforce our rights under the terms of those policies.

Our Challenging Business Environment

Generally, we face the same difficult environment that all research-based pharmaceutical companies are confronting. We continue to be challenged by the efforts of government agencies, insurers, employers and consumers to lower prices through leveraged purchasing plans, use of formularies, importation, reduced reimbursement for prescription drugs and other means. Generic products are growing as a percentage of total prescriptions, and generic manufacturers are becoming more aggressive in challenging patents. Insurers and employers are increasingly demanding that patients start with a generic product before switching to a branded product if necessary, and our products increasingly compete with generic products. Competition among branded products also is intensifying. Regulatory burdens and safety concerns are increasing both the cost and time it takes to bring new drugs to market. Post-marketing regulatory and media scrutiny of product safety also is increasing.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

Certain key challenges to our business are highlighted below, but we encourage you to review “Item 1A. RISK FACTORS” in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 for more information about challenges, risks and uncertainties.

Sales of PROTONIX have been adversely affected in 2008 by the “at risk” launch of generic pantoprazole tablets in the United States by Teva in December 2007, several years in advance of the expiration of the U.S. compound patent that we exclusively license from Nycomed GmbH (Nycomed), and the subsequent “at risk” launch of Sun’s generic pantoprazole tablets in January 2008. Following Teva’s “at risk” launch and its resulting impact on the market, we launched our own generic version of PROTONIX tablets in January 2008. However, sales of our own generic have not, and cannot, offset the substantial harm caused by the launch of the infringing generics. As described in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2007 Financial Report as incorporated in our 2007 Annual Report on Form 10-K and in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the 2008 First Quarter, PROTONIX is the subject of ongoing U.S. patent litigation between Wyeth and its partner, Nycomed, and several generic manufacturers. In September 2007, the United States District Court for the District of New Jersey denied our motion for a preliminary injunction against Teva and Sun seeking to prevent the launch of a generic version of PROTONIX prior to resolution of ongoing patent litigation between the parties. The Court determined that Teva had raised sufficient questions about the validity of the patent to preclude the extraordinary remedy of a preliminary injunction. The Court did not conclude that the patent was invalid or not infringed and emphasized that its findings were preliminary. The Court also stated that the generic manufacturers will need to meet a higher burden of proof, clear and convincing evidence, to prove the compound patent is invalid. Wyeth and Nycomed have appealed the Court’s denial of the preliminary injunction. In addition, Wyeth and Nycomed have filed amended complaints against Teva and Sun seeking damages resulting from their patent infringement and have requested a jury trial. We now expect that trial in this matter will occur no earlier than the fourth quarter of 2009. Wyeth and Nycomed continue to believe that the PROTONIX patent is valid and enforceable and intend to continue to vigorously enforce our patent rights and seek monetary damages, including for lost profits and other damages, as well as orders prohibiting further infringement of the compound patent. However, the course and outcome of future proceedings cannot be predicted with certainty, and there is no assurance that we will be able to uphold the validity of the PROTONIX patent, recover monetary damages and/or obtain other requested relief.

Late in 2005, we reached agreement with Teva on a settlement of the U.S. patent litigation pertaining to Teva’s generic version of our EFFEXOR XR (extended release capsules) antidepressant. Under licenses granted to Teva as part of the settlement, Teva launched a generic version of EFFEXOR (immediate release tablets) in the United States in August 2006 and will be permitted to launch a generic version of EFFEXOR XR (extended release capsules) in the United States beginning on July 1, 2010, subject to earlier launch based on

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

specified events. Events that could trigger an earlier U.S. market entry by Teva with a generic version of EFFEXOR XR (extended release capsules) include specific market conditions and developments regarding the applicable Wyeth patents, including the outcome of other generic challenges to the patents. Six lawsuits concerning such generic challenges currently are pending. There can be no assurance that the outcome of these litigations or the occurrence of specific market conditions will not trigger generic entry by Teva or another generic manufacturer before July 1, 2010. In connection with the licenses pursuant to the settlement, Teva will pay us specified percentages of profit from sales of each of the Teva generic versions, subject to adjustment or suspension based on market conditions and developments regarding the applicable patent rights.

In July 2008, we reached agreement with Impax Laboratories, Inc. (Impax) on a settlement of the U.S. patent litigation pertaining to Impax’s proposed generic version of our EFFEXOR XR (extended release capsules) antidepressant. Under the terms of the settlement, we have granted Impax a license that would permit Impax to launch its generic version of EFFEXOR XR (extended release capsules) on or after June 1, 2011, subject to earlier launch in limited circumstances, but in no event earlier than January 1, 2011. In connection with the license pursuant to the settlement, Impax will pay us a specified percentage of profit from sales of its generic product. The parties also have agreed that Impax will utilize its neurology-focused sales force to co-promote a product to be named by us.

In 2007, we granted a covenant not to sue to Sun, which has filed an Abbreviated New Drug Application (ANDA) seeking FDA approval to market a venlafaxine HCl extended release tablet. The covenant not to sue is limited to the same three patents involved in the above-mentioned litigations and also limited to the specific tablet product that is the subject of Sun’s ANDA. Based on existing FDA practice, Sun’s ANDA for a tablet product could be approved without regard to Teva’s 180-day generic exclusivity for a capsule product. While to date the FDA has not approved Sun’s ANDA, if otherwise approvable, Sun’s ANDA could be approved at any time because the compound patent for venlafaxine, and its associated pediatric exclusivity period, expired on June 13, 2008. We anticipate that the FDA would not rate Sun’s tablet product as therapeutically equivalent, also referred to as AB rated, to EFFEXOR XR (extended release capsules). Therefore, Sun’s tablet product ordinarily would not be substitutable for EFFEXOR XR (extended release capsules) at the pharmacy level.

In early 2008, we settled our U.S. patent litigation with Osmotica Pharmaceutical Corp. (Osmotica), which filed an NDA pursuant to 21 U.S.C. 355(b)(2) seeking FDA approval to market an extended release venlafaxine tablet. Under the terms of the settlement, we granted Osmotica a license under certain patents pursuant to which Osmotica would be required to pay us a royalty on sales of its extended release venlafaxine tablet. We learned on May 21, 2008 that the FDA had approved Osmotica’s tablet product but did not rate it as therapeutically equivalent, also referred to as AB rated, to EFFEXOR XR (extended release capsules). Therefore, Osmotica’s tablet product ordinarily will not be substitutable for EFFEXOR XR (extended release capsules) at the pharmacy level.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

Osmotica has not yet launched its tablet product. However, in the event that Sun obtains FDA approval and/or Sun or Osmotica successfully launches a tablet product, our sales of EFFEXOR XR (extended release capsules) in the United States would be negatively impacted, though we believe any impact in 2008 would be limited.

Generic versions of EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) also have been introduced in certain major markets outside the United States. With the exception of Canada, where our combined net revenue from EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) in the Canadian market has decreased significantly with the majority of the Canadian market shifting to generic versions, the impact on our results for the 2008 first half was limited, but we expect a broader impact during the balance of the year as generic versions are introduced in additional markets outside the United States.

In addition, in the United States, demand for EFFEXOR XR (extended release capsules) declined slightly in the 2008 second quarter as we shifted promotional support to the launch of PRISTIQ, our new product for the treatment of adult patients with major depressive disorder, which was launched in May 2008. PRISTIQ competes directly with our EFFEXOR family of products, and sales of EFFEXOR may be adversely impacted over time by the shift of our promotional support.

Compound patent protection for ZOSYN expired in the United States in February 2007. Certain additional process and manufacturing patent protection remains. Our new formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection extending to 2023. We believe that the timing and impact of generic competition for ZOSYN in the United States will depend, among other factors, upon the timing and nature of the FDA’s response to the citizen petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” in our 2007 Financial Report. Generic competition for ZOSYN in the United States could occur at any time and likely would have a significant adverse impact on our sales of the product. Compound patent protection for ZOSYN (TAZOCIN internationally) expired in most major markets outside the United States in early July 2007. Accordingly, we are facing generic competition in some major markets outside the United States and may face generic competition in additional countries in the near future.

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

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

In October 2007, the FDA convened a joint meeting of the Pediatric and Nonprescription Drugs advisory committees to discuss the safety and efficacy of over-the-counter (OTC) cough and cold products for use in children. The advisory committees recommended that these products no longer be used in children under the age of six. In January 2008, the FDA issued a Public Health Advisory recommending against the use of OTC cough and cold products in children under two years of age. The FDA has announced that it plans to issue recommendations with respect to the use of OTC cough and cold products in children two through 11 years of age. Sales of our ROBITUSSIN and DIMETAPP family of products could be adversely affected by these recommendations.

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

Our Productivity Initiatives

In 2008, we continued our productivity initiatives by launching Project Impact, a company-wide program designed to initially address short-term fiscal challenges, particularly the significant loss of sales and profits resulting from the launch of generic versions of PROTONIX. Longer-term, Project Impact will include strategic actions designed to fundamentally change how we conduct business across the entire Company and to adapt to the continuously changing environment. See Note 5 to our consolidated condensed financial statements, “Productivity Initiatives,” contained in this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our 2007 Financial Report as incorporated in our Annual Report on Form 10-K for the year ended December 31, 2007. Other than the adoption of the Financial Accounting Standards Board’s Statement of Financial Accounting

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

Standards No. 157, “Fair Value Measurements,” (SFAS No. 157), as discussed in Note 4 to our consolidated condensed financial statements, “Fair Value Measurements,” contained in this Quarterly Report on Form 10-Q, there were no changes in our critical accounting policies from the year ended December 31, 2007.

Results of Operations

Net Revenue

Worldwide Net revenue increased 5% for the 2008 second quarter and 6% for the 2008 first half compared with the 2007 second quarter and 2007 first half, respectively. The increase in worldwide Net revenue was due to increases in net revenue in the Pharmaceuticals, Consumer Healthcare and Animal Health segments, reflecting in part the favorable impact of foreign exchange. International growth of 20% and 22% for the 2008 second quarter and first half, respectively, was driven primarily by increased volume and the favorable impact of foreign exchange. Excluding the favorable impact of foreign exchange, worldwide Net revenue for the 2008 second quarter was comparable with the 2007 second quarter and increased 1% for the 2008 first half.

The following table sets forth worldwide Net revenue results by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Net Revenue
(Dollars in millions)	Three Months Ended June 30,			Six Months Ended June 30,
Segment	2008	2007	% Increase	2008	2007	% Increase
Pharmaceuticals	$4,967.2	$4,746.3	5%	$9,726.0	$9,227.7	5%
Consumer Healthcare	664.9	623.2	7%	1,340.1	1,234.6	9%
Animal Health	313.3	278.5	12%	589.9	554.4	6%

Total	$5,945.4	$5,648.0	5%	$11,656.0	$11,016.7	6%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

The following table sets forth the percentage changes in worldwide Net revenue by reportable segment and geographic area from the comparable periods in the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

	% Increase (Decrease) Three Months Ended June 30, 2008				% Increase (Decrease) Six Months Ended June 30, 2008
	Volume	Price	Foreign Exchange	Total Net Revenue	Volume	Price	Foreign Exchange	Total Net Revenue

Pharmaceuticals
United States	(8)%	(1)%	—	(9)%	(7)%	(2)%	—	(9)%
International	8%	2%	10%	20%	10%	1%	11%	22%
Total	—	—	5%	5%	1%	(1)%	5%	5%

Consumer Healthcare
United States	(6)%	3%	—	(3)%	(5)%	4%	—	(1)%
International	3%	3%	11%	17%	4%	3%	12%	19%
Total	(1)%	3%	5%	7%	—	3%	6%	9%

Animal Health
United States	(14)%	8%	—	(6)%	(16)%	5%	—	(11)%
International	18%	1%	10%	29%	10%	—	11%	21%
Total	3%	4%	5%	12%	(2)%	2%	6%	6%

Total
United States	(8)%	(1)%	—	(9)%	(7)%	(1)%	—	(8)%
International	8%	2%	10%	20%	10%	1%	11%	22%
Total	(1)%	1%	5%	5%	1%	—	5%	6%

Pharmaceuticals

Worldwide Pharmaceuticals net revenue increased 5% for the 2008 second quarter and first half due primarily to higher sales of ENBREL, EFFEXOR, PREVNAR, Nutrition products, ZOSYN, and BENEFIX and the favorable impact of foreign exchange. The increase in Pharmaceuticals net revenue was offset, in part, by lower sales of PROTONIX due to generic competition in the United States. ENBREL net revenue, outside the United States and Canada, increased 36% for the 2008 second quarter and first half due primarily to increased volume and the favorable impact of foreign exchange. ENBREL alliance revenue in the United States and Canada increased 6% and 23% for the 2008 second quarter and first half, respectively. The 2008 first half increase was due, in part, to a wholesaler inventory build in the 2008 first quarter, which reflects Amgen’s change to a new wholesaler distribution model. PREVNAR achieved a global net revenue increase of 9% and 12% for the 2008 second quarter and first half, respectively, due to price increases, increased volume and the favorable impact of foreign exchange. Price increases and the favorable impact of foreign exchange were the primary drivers for EFFEXOR net revenue increases of 5% and 9% for the 2008 second quarter and first half, respectively. The PREMARIN family of products net revenue increases of 1% and 8% for the 2008 second quarter and first half, respectively, were due to price increases. The increase in sales of BENEFIX of 89% and

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

69% for the 2008 second quarter and first half, respectively, was due to increased volume associated with the reacquisition of European product rights in the 2007 third quarter. Also contributing to net revenue growth were sales of our new products TYGACIL, TORISEL and PRISTIQ. Excluding the favorable impact of foreign exchange, worldwide Pharmaceuticals net revenue for the 2008 second quarter and first half was comparable with the 2007 second quarter and first half.

Consumer Healthcare

Worldwide Consumer Healthcare net revenue increased 7% for the 2008 second quarter and 9% for the 2008 first half due primarily to an increase in sales of CENTRUM, ADVIL and CALTRATE and the favorable impact of foreign exchange. In addition, sales of CHAPSTICK contributed to the 2008 second quarter net revenue increase. These increases were partially offset by lower sales of ALAVERT and DIMETAPP. Excluding the favorable impact of foreign exchange, worldwide Consumer Healthcare net revenue increased 2% for the 2008 second quarter and increased 3% for the 2008 first half.

In addition, in an effort to accelerate growth through strategic acquisitions, Consumer Healthcare announced in July it has agreed to purchase ThermaCare®, a leading over-the-counter heat wrap, from The Procter & Gamble Company. The transaction is expected to enhance Wyeth’s global position in pain management.

Animal Health

Worldwide Animal Health net revenue for the 2008 second quarter and first half increased 12% and 6%, respectively, due primarily to higher sales of poultry products and livestock products driven by ZULVAC bluetongue vaccine and the favorable impact of foreign exchange. Also contributing to the 2008 second quarter net revenue increase were higher sales of companion animal products, including PROMERIS flea and tick products. Partially offsetting these increases were lower sales of equine products. Excluding the favorable impact of foreign exchange, worldwide Animal Health net revenue increased 7% for the 2008 second quarter, and the 2008 first half was comparable with the 2007 first half.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

The following tables set forth the significant Pharmaceuticals, Consumer Healthcare and Animal Health worldwide net revenue by product for the three and six months ended June 30, 2008 compared with the same periods in 2007:

Pharmaceuticals
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
EFFEXOR	$1,022.2	$977.1	$2,043.6	$1,868.1
PREVNAR	690.7	632.8	1,396.5	1,249.4
ENBREL
Outside U.S. and Canada	692.4	507.9	1,298.0	953.1
Alliance revenue - U.S. and Canada	283.7	267.3	610.0	495.1
Nutrition	430.1	357.8	841.3	704.5
ZOSYN/TAZOCIN	319.3	280.1	661.2	561.1
PREMARIN family	270.9	267.0	547.0	508.1
PROTONIX family (1)	228.0	550.3	387.2	1,024.4
BENEFIX	152.6	80.6	302.6	178.7
Oral contraceptives	104.4	108.8	208.8	218.9
rhBMP-2	108.7	94.6	200.1	191.6
RAPAMUNE	99.8	88.8	195.2	172.3
REFACTO	98.1	83.4	187.3	161.9
TYGACIL	56.3	34.1	98.2	59.6
TORISEL	31.8	—	53.3	—
Other	378.2	415.7	695.7	880.9

Total Pharmaceuticals	$4,967.2	$4,746.3	$9,726.0	$9,227.7

(1)	PROTONIX family net revenue for the 2008 second quarter and 2008 first half reflects revenue from both the branded product, $104.7 and $188.1, respectively, and our own generic version, $123.3 and $199.1, respectively.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

Consumer Healthcare
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
CENTRUM	$184.2	$168.0	$372.1	$327.1
ADVIL	165.4	161.4	337.0	319.8
CALTRATE	67.0	57.9	123.9	105.9
ROBITUSSIN	30.4	27.3	72.4	76.2
PREPARATION H	28.4	28.3	58.0	54.7
CHAPSTICK	22.7	17.7	46.0	42.1
ADVIL COLD & SINUS	10.4	10.1	30.6	28.1
Other	156.4	152.5	300.1	280.7

Total Consumer Healthcare	$664.9	$623.2	$1,340.1	$1,234.6

Animal Health
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Livestock products	$143.5	$116.2	$260.9	$229.4
Companion animal products	93.8	89.8	178.3	176.1
Equine products	39.7	42.3	77.3	88.0
Poultry products	36.3	30.2	73.4	60.9

Total Animal Health	$313.3	$278.5	$589.9	$554.4

Sales Deductions

We deduct certain items from gross revenue that primarily consist of provisions for product returns, cash discounts, chargebacks/rebates, customer allowances and consumer sales incentives. The provision for chargebacks/rebates relates primarily to U.S. sales of pharmaceutical products provided to wholesalers and managed care organizations under contractual agreements or to certain governmental agencies that administer benefit programs, such as Medicaid. While different programs and methods are utilized to determine the chargeback or rebate provided to the customer, we consider both to be a form of price reduction. Chargebacks/rebates are the only deductions from gross revenue that we consider significant and approximated $584.6 million for the 2008 second quarter and $1,161.1 million for the 2008 first half compared with $609.7 million for the 2007 second quarter and $1,282.6 million for the 2007 first half. The decrease in chargebacks/rebates was due primarily to lower managed care, Medicare Part D and wholesaler rebates as a result of decreased PROTONIX sales. Except for chargebacks/rebates, provisions for each of the other components of sales deductions, including product returns, are individually less than 2% of gross sales.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

Operating Expenses

Cost of goods sold, as a percentage of Net revenue, increased 1.2 percentage points to 28.3% for the 2008 second quarter compared with 27.1% for the 2007 second quarter and increased 0.5 percentage points to 27.8% for the 2008 first half compared with 27.3% for the 2007 first half. The overall increase in cost of goods sold, as a percentage of net revenue, was due primarily to an increase in Pharmaceuticals cost of goods sold, as a percentage of net revenue, of 1.2 and 0.3 percentage points for the 2008 second quarter and first half, respectively. The increase in Pharmaceuticals cost of goods sold, as a percentage of net revenue, was due primarily to increased third-party management fees associated with our generic version of PROTONIX, one-time charges related to certain inventory and asset write-downs, as well as pre-operating expenses associated with our 13-valent pneumococcal conjugate vaccine. The 2008 second quarter also was impacted by increased productivity initiatives charges, which are recorded in the Corporate segment.

Selling, general and administrative expenses, as a percentage of Net revenue, increased 0.9 percentage points to 30.8% in the 2008 second quarter from 29.9% in the 2007 second quarter and increased 1.4 percentage points to 30.5% in the 2008 first half from 29.1% in the 2007 first half. The 2008 second quarter and first half increases were primarily due to increased charges associated with our productivity initiatives, as well as the unfavorable impact of foreign exchange. Also impacting the increases were higher general and administrative expenses, as a percentage of net revenue, due to increased legal expenses. The increases were partially offset by lower marketing expenses related to PROTONIX and the PREMARIN family of products.

Research and development expenses increased 1% for the 2008 second quarter and 6% for the 2008 first half compared with the 2007 second quarter and first half. The 2008 second quarter and first half increases were primarily due to higher spending on various late-stage clinical programs, including our 13-valent pneumococcal conjugate vaccine; and higher charges related to our productivity initiatives.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

Interest (Income) Expense, Net and Other Income

Interest (income) expense, net for the three and six months ended June 30, 2008 and 2007 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2008	2007	2008	2007
Interest expense	$149.5	$182.4	$288.6	$326.3
Interest income	(112.9)	(181.0)	(264.0)	(321.6)
Less: Interest expense capitalized for capital projects	(17.9)	(20.4)	(33.4)	(38.5)

Total interest (income) expense, net	$18.7	$(19.0)	$(8.8)	$(33.8)

Other income, net decreased $46.0 million and $2.2 million for the 2008 second quarter and first half, respectively, primarily due to losses on foreign exchange hedging contracts and lower gains on product divestitures offset, in part, by higher royalty income, which included the receipt of a one-time royalty milestone payment of $60.0 million related to the previously divested SYNVISC product line, and a net gain in the 2008 first quarter on the sale of a manufacturing facility in Japan.

Income (Loss) before Income Taxes

The following table sets forth worldwide income (loss) before income taxes by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Income (Loss) before Income Taxes
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions) Segment	2008	2007	% Increase/ (Decrease)	2008	2007	% Increase/ (Decrease)
Pharmaceuticals(1)	$1,741.5	$1,636.1	6%	$3,437.2	$3,265.7	5%
Consumer Healthcare(1)	119.8	105.1	14%	241.1	208.1	16%
Animal Health	69.9	68.5	2%	131.2	132.0	(1)%
Corporate(2)	(312.4)	(95.2)	(228)%	(432.7)	(146.0)	(196)%

Total	$1,618.8	$1,714.5	(6)%	$3,376.8	$3,459.8	(2)%

(1)	Income (loss) before income taxes for the 2008 second quarter and 2008 first half included gains from product divestitures, primarily in the Pharmaceuticals and Consumer Healthcare segments, of approximately $10.1 and $33.2, respectively, compared with $41.3 and $57.6 for the 2007 second quarter and 2007 first half, respectively.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

(2)	Corporate loss before income taxes included a net charge of $155.2 and $236.2 for the 2008 second quarter and 2008 first half, respectively, compared with a net charge of $49.8 and $92.4 for the 2007 second quarter and 2007 first half, respectively, related to our productivity initiatives. The activities related to the reportable segments as follows:

		Productivity Initiatives Charges
		Three Months Ended June 30,		Six Months Ended June 30,
	(In millions)	2008	2007	2008	2007
	Pharmaceuticals	$142.3	$47.1	$301.1	$84.4
	Consumer Healthcare	4.4	1.7	25.6	6.0
	Animal Health	2.6	1.0	3.7	2.0
	Corporate	5.9	—	10.4	—

	Total productivity initiatives charges	155.2	49.8	340.8	92.4
	Gain on asset sale - Pharmaceuticals	—	—	(104.6)	—

	Net productivity initiatives charges	$155.2	$49.8	$236.2	$92.4

Worldwide Pharmaceuticals income before income taxes for the 2008 second quarter and 2008 first half increased 6% and 5%, respectively, due primarily to higher net revenue and lower selling, general and administrative expenses, as a percentage of net revenue, offset, in part, by higher cost of goods sold, as a percentage of net revenue, and lower other income, net.

Worldwide Consumer Healthcare income before income taxes for the 2008 second quarter and 2008 first half increased 14% and 16%, respectively, due primarily to higher net revenue, lower selling, general and administrative expenses, as a percentage of net revenue, and lower research and development expenses, as a percentage of net revenue, offset, in part, by higher cost of goods sold, as a percentage of net revenue.

Worldwide Animal Health income before income taxes for the 2008 second quarter increased 2% due primarily to higher net revenue and lower cost of goods sold, as a percentage of net revenue, partially offset by higher selling, general and administrative expenses, as a percentage of net revenue, and lower other income, net. Worldwide Animal Health income before taxes for the 2008 first half decreased 1% due primarily to higher selling, general and administrative expenses, as a percentage of net revenue, and lower other income, net, offset, in part, by higher net revenue and lower cost of goods sold, as a percentage of net revenue.

Corporate expenses, net for the 2008 second quarter and 2008 first half were $312.4 million and $432.7 million, respectively, compared with $95.2 million and $146.0 million for the 2007 second quarter and first half. The increase in Corporate expenses, net, resulted from higher general and administrative expenses related to our productivity initiatives charges.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

Income Taxes

The effective tax rates were 30.7% and 31.3% for the 2008 second quarter and first half, respectively, compared with 30.1% and 29.1% for the 2007 second quarter and first half, respectively. The tax rate for the 2008 first half does not include any benefit from the U.S. Research and Development Tax Credit, which expired in December 2007.

Consolidated Net Income and Diluted Earnings per Share Results

Net income and diluted earnings per share for the 2008 second quarter were $1,122.1 million and $0.83, respectively, compared with net income and diluted earnings per share of $1,198.5 million and $0.87 for the 2007 second quarter, decreasing 6% and 5%, respectively. Net income and diluted earnings per share for the 2008 first half were $2,319.0 million and $1.72, respectively, compared with net income and diluted earnings per share of $2,452.6 million and $1.79 for the 2007 first half, decreasing 5% and 4%, respectively.

Our management uses various measures to manage and evaluate our performance and believes it is appropriate to specifically identify certain significant items included in net income and diluted earnings per share to assist investors with analyzing ongoing business performance and trends. In particular, our management believes that comparisons between 2008 and 2007 second quarter and first half results of operations are impacted by the following items that are included in net income and diluted earnings per share:

•

2008 second quarter charges of $155.2 million ($110.5 million after-tax or $0.08 per share-diluted) and 2008 first half net charges of $236.2 million ($180.1 million after-tax or $0.13 per share-diluted) related to our productivity initiatives.

•

2007 second quarter charges of $49.8 million ($37.0 million after-tax or $0.03 per share-diluted) and 2007 first half charges of $92.4 million ($66.5 million after-tax or $0.05 per share-diluted) related to our productivity initiatives.

The productivity initiatives charges have been identified as significant items by our management as these charges are not considered to be indicative of continuing operating results.

Liquidity, Financial Condition and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents decreased $71.2 million during the 2008 first half. Sources of cash flows during the 2008 first half related primarily to the following items:

•	Net increase in cash from operating activities of $1,871.7 million;

•	Proceeds of $856.9 million related to the sales and maturities of marketable securities; and

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

•	Proceeds of $146.7 million related to sales of assets primarily due to the sale of a manufacturing facility in Japan.

These sources of cash were offset by the following items:

•	Purchases of $1,032.1 million of marketable securities;

•	Payments of $888.7 million related to our diet drug litigation;

•	Dividend payments of $747.6 million;

•	Capital expenditures totaling $574.1 million;

•	Purchases of Wyeth common stock for treasury totaling $392.9 million; and

•	Repayments of debt totaling $300.0 million.

The increase in working capital of $677.6 million, which excludes the effect of foreign exchange, resulted primarily from decreases in accounts payable and accrued expenses and increases in accounts receivable offset, in part, by decreases in other current assets related to payments made in connection with our diet drug litigation.

Total Debt

At June 30, 2008, we had outstanding $11,470.2 million in total debt, which consisted of notes payable and other debt. Maturities of our obligations as of June 30, 2008 are set forth below:

(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years

Total debt	$11,470.2	$13.9	$2,614.3	$1,507.9	$7,334.1

The following represents our credit ratings as of June 30, 2008:

	Moody’s	S&P	Fitch
Short-term debt	P-2	A-1	F-2

Long-term debt	A3	A+	A-

Outlook	Stable	Stable	Stable

Last rating update	January 31, 2008	June 21, 2007	February 11, 2008

We maintain a $3,000.0 million, five-year credit facility with a group of banks and financial institutions that matures in August 2012 and is extendable by one year on each of the first and second anniversary of the effective date with the consent of the lenders. On June 3, 2008, 60 days before the first anniversary of the effective date, we entered into an amendment to this facility. The amendment allows us the opportunity to request the first one-year extension option at anytime between June 2008 and June 2009 and the second one-year extension option at anytime between May 2009 and June 2010. The credit facility agreement requires us to maintain a ratio of consolidated adjusted indebtedness to adjusted capitalization not to exceed 60%. The proceeds from the credit facility may be used for our

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

general corporate and working capital requirements and for support of our commercial paper, if any. As of the date hereof, we have no borrowings outstanding under this facility, nor do we have any commercial paper outstanding that is supported by this facility.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, which defines fair value and establishes a framework for measuring the fair value of certain assets and liabilities (see Note 4 to our consolidated condensed financial statements, “Fair Value Measurements,” contained in this Quarterly Report on Form 10-Q). As discussed in Note 4, our use of significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities was not material, as it represented only 2% of total assets and liabilities that are measured at fair value. The adoption of SFAS No. 157 did not have a material impact on our results of operations, liquidity or capital resources for the 2008 second quarter or first half, nor do we expect SFAS No. 157 to have a material impact on our results of operations, liquidity or capital resources in future periods.

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

Except for the California Franchise Tax Board, where we have filed protests for the 1996-2003 tax years, taxing authorities generally are reviewing our tax returns for post-2001 tax years, including the Internal Revenue Service (IRS), which has begun its audit of our tax returns for the 2002-2005 tax years. As part of this audit, the IRS is examining the pricing of our cross-border arrangements. While we believe that the pricing of these arrangements is appropriate and that our reserves are adequate with respect to such pricing, it is possible that the IRS will propose adjustments in excess of such reserves and that conclusion of the audit will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on our results of operations or cash flows in the period in which an adjustment is recorded and in future periods. We believe that an unfavorable resolution for open tax years would not be material to our financial position; however, each year, we record significant tax benefits with respect to our cross-border arrangements, and the possibility of a resolution that is material to our financial position cannot be excluded.

As more fully described in Note 8 to the consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and in our 2007 Financial Report as incorporated in our 2007 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the 2008 First Quarter, we are involved in various legal proceedings. We intend to vigorously defend ourself and our products in these litigations and believe our legal positions are strong. However, from time to time, we may settle or decide no longer to pursue

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2008

particular litigation as we deem advisable. In light of the circumstances discussed therein, it is not possible to determine the ultimate outcome of these proceedings, and, therefore, it is possible that the ultimate outcome of these proceedings could be material to our results of operations, cash flows and financial position.

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

•	Anticipated profile of, and prospects for, our product candidates;

•	Emerging clinical data on our marketed and pipeline products and the impact on regulatory filings, product labeling, market acceptance and/or product sales;

•	Our assessment of the Phase 2 data for bapineuzumab and its implications for the Phase 3 program and future development of bapineuzumab;

•	Anticipated developments relating to product supply, pricing and sales of our key products;

•	Sufficiency of facility capacity for growth;

•	Changes in our product mix;

•	Uses of cash and borrowings;

•	Timing and results of research and development activities, including those with collaboration partners;

•	Estimates and assumptions used in our critical accounting policies;

•	Anticipated developments in our diet drug and hormone therapy litigation;

•	Costs related to product liability, patent litigation, environmental matters, government investigations and other legal proceedings;

•	Projections of our future effective tax rates, the impact of tax planning initiatives and resolution of audits of prior tax years;

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

and Results of Operations

Three Months and Six Months Ended June 30, 2008

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

•

Timing and impact of generic competition for EFFEXOR and EFFEXOR XR, including the impact of our settlement of patent litigation with Teva, Osmotica and Impax and the covenant not to sue we granted to Sun;

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

and Results of Operations

Three Months and Six Months Ended June 30, 2008

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

The market risk disclosures appearing on page 68 of our 2007 Financial Report as incorporated by reference in our 2007 Annual Report on Form 10-K have not materially changed from December 31, 2007. At June 30, 2008, the fair values of our financial instruments were as follows:

	Notional/ Contract Amount	Assets (Liabilities)
(In millions) Description		Carrying Value	Fair Value
Forward contracts(1)	$3,775.9	$(18.9)	$(18.9)
Option contracts(1)	1,796.8	(19.9)	(19.9)
Interest rate swaps(2)	5,303.8	152.8	152.8

(1)	The forward and option contracts are primarily related to the Company’s programs to manage its exposure to intercompany and third-party foreign currency risk. If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net payable on the forward contracts and option contracts would collectively decrease or increase by approximately $337.4.

(2)	Interest rate swaps notional/contract amount includes $5,000.0 related to outstanding debt.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The fair value of forward contracts, currency option contracts and interest rate swaps reflects the present value of the contracts at June 30, 2008. The carrying value of our outstanding debt as of June 30, 2008 approximates fair value. If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $788.0 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

During the 2008 second quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II–Other Information

Item 1.	Legal Proceedings

The information set forth in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Our Challenging Business Environment” and “Cautionary Note Regarding Forward-Looking Statements” contained in our 2007 Financial Report, this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the 2008 First Quarter and in “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our repurchases of shares of our common stock during the 2008 second quarter:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share (1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	(Dollars in millions) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2008 through April 30, 2008	779,739	$44.80	223,000	$3,413.9
May 1, 2008 through May 31, 2008	1,220,860	44.26	1,186,200	3,361.4
June 1, 2008 through June 30, 2008	20,776	44.47	—	3,361.4

Total	2,021,375	$44.47	1,409,200

(1)	On September 27, 2007, our Board of Directors approved an increase to our previously authorized share repurchase program that authorizes us to buy back up to $5,000.0 million of our common stock. This is inclusive of approximately $1,188.2 million in repurchases that already had been executed during 2007 as of that date. The share repurchase program has no time limit and may be suspended for periods or discontinued at any time.

(2)	In addition to purchases under the share repurchase program, these columns reflect the following transactions during the 2008 second quarter: (i) the open market purchase of 15,777 shares of common stock to satisfy equivalent dividends paid to employees’ and non-employee directors’ restricted stock trust holdings; (ii) the open market purchase of 14,775 shares of common stock in connection with the administration of our stock option program; and (iii) the surrender to us of 581,623 shares of common stock to satisfy tax withholding obligations for employees in connection with the issuance of restricted stock and/or performance share awards.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The matters described under Item 4(c) below were submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on April 24, 2008 (the Annual Meeting).

(b)	Not applicable.

(c)	The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for and against, and the number of abstentions as to, each such matter (except as provided below, there were no broker non-votes):

(i)	Election of Directors:

Nominee	For	Against	Abstain
Robert M. Amen	1,129,551,019	9,462,279	11,338,883
Michael J. Critelli	1,129,709,645	9,266,468	11,376,068
Robert Essner	1,123,698,793	15,377,318	11,276,070
John D. Feerick	1,124,848,763	14,044,310	11,459,108
Frances D. Fergusson, Ph.D.	1,129,627,388	9,320,366	11,404,427
Victor F. Ganzi	1,119,596,645	19,045,454	11,710,082
Robert Langer, Sc.D.	1,123,462,949	15,523,762	11,365,470
John P. Mascotte	1,094,333,198	44,123,406	11,895,577
Raymond J. McGuire	1,128,124,944	10,596,297	11,630,940
Mary Lake Polan, M.D., Ph.D., M.P.H.	1,126,092,980	13,034,580	11,224,621
Bernard Poussot	1,126,789,126	12,272,283	11,290,772
Gary L. Rogers	1,121,321,629	17,687,576	11,342,976
John R. Torell III	1,125,355,515	13,504,196	11,492,470

(ii)	Ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2008:

For	Against	Abstain
1,130,191,572	9,561,296	10,599,312

(iii)	Adoption of the proposal to amend and restate the Company’s 2005 amended and restated stock incentive plan:

For	Against	Abstain
893,160,754	110,685,094	13,001,895

There were 133,504,438 broker non-votes with reference to this item.

(iv)	Adoption of the Company’s 2008 non-employee director stock incentive plan:

For	Against	Abstain
925,547,148	78,193,097	13,107,498

There were 133,504,438 broker non-votes with reference to this item.

(v)	Adoption of the Stockholder Proposal regarding reporting on the Company’s political contributions and trade association payments:

For	Against	Abstain
243,646,661	646,726,663	126,474,419

There were 133,504,438 broker non-votes with reference to this item.

(vi)	Adoption of the Stockholder Proposal regarding the adoption of a by-law for recoupment of incentive bonuses:

For	Against	Abstain
95,451,444	906,032,306	15,363,993

There were 133,504,438 broker non-votes with reference to this item.

Item 5.	Other Information

Retirement of Robert R. Ruffolo, Jr., Ph.D.

As previously announced, Robert R. Ruffolo, Jr., Ph.D., Senior Vice President and President, Wyeth Research, is retiring from the Company effective as of July 31, 2008. In connection with his retirement, the Company, Dr. Ruffolo and Ruffolo Consulting, LLC (a company owned by Dr. Ruffolo) entered into a consulting agreement dated as of July 31, 2008, and effective as of August 1, 2008, pursuant to which Dr. Ruffolo will consult with and advise the Company on matters within his expertise as the Company may reasonably request from time to time, including assistance in regulatory matters and litigation, new products and/or licensing matters, candidate assessment and transition support, with Dr. Ruffolo’s services being limited to no more than 20% of the average level of services performed by him over the 36 months immediately preceding his retirement. The consulting agreement, which may be terminated by any party on 90 days’ notice, is for a term of one year and may continue for additional one-year terms at the election of the Company.

During the initial one-year term, the Company will pay to Ruffolo Consulting, LLC consulting fees consisting of $25,000 per month, together with reimbursement of expenses, if applicable. Following the initial one-year term, if the term of the consulting agreement is extended, the Company will pay to Ruffolo Consulting, LLC consulting fees at a mutually agreed upon daily rate for actual services rendered on an as needed basis. In addition, Dr. Ruffolo will be entitled to receive an annual incentive compensation award for 2008 (pro-rated for the period of his employment with the Company during 2008), in an amount determined by the Compensation and Benefits Committee of the Company’s Board of Directors in its sole discretion, in accordance with the terms of the Company’s Executive Incentive Plan. The incentive compensation award, if any, will be paid to Dr. Ruffolo in a lump sum at the same time as the Company’s named executive officers are paid their 2008 annual cash incentive awards.

Retirement of John D. Feerick from the Wyeth Board of Directors

In accordance with Section IV of the Wyeth Corporate Governance Guidelines, which mandates retirement from Board service no later than the last day of the calendar month in which a director reaches age 72, John D. Feerick is retiring from the Board effective as of July 31, 2008.

Item 6.	Exhibits

Exhibit No.	Description

(10.1)	First Amendment to Credit Agreement, dated as of June 3, 2008, among the Company, various lenders from time to time party to the Credit Agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent.

(10.2)	Wyeth 2005 Amended and Restated Stock Incentive Plan (amended and restated as of February 28, 2008) is incorporated by reference to Exhibit 99 of the Company’s Registration Statement on Form S-8 (File No. 333-150645), filed on May 5, 2008.

(10.3)	Wyeth 2008 Non-Employee Director Stock Incentive Plan is incorporated by reference to Exhibit 99 of the Company’s Registration Statement on Form S-8 (File No. 333-150646), filed on May 5, 2008.

(10.4)	Form of 2008 Performance Share Award Agreement for named executive officers and certain other executive officers.

(10.5)	Form of 2008 Performance Share Award Agreement for certain other executive officers.

(10.6)	Form of 2008 Performance Share Award Agreement for certain other officers and other key employees.

(10.7)	Form of 2008 Performance Share Award Agreement for certain other officers and other key employees not receiving the agreement referred to in Exhibit 10.6.

(10.8)	Form of 2008 Restricted Stock Unit Award Agreement (three-year phased vesting).

(10.9)	Form of 2008 Restricted Stock Unit Award Agreement (three-year cliff vesting).

(10.10)	Offer Letter from the Company to Mikael Dolsten, M.D., Ph.D.

(10.11)	Consulting Agreement, dated as of July 31, 2008, between the Company and Robert R. Ruffolo, Jr., Ph.D.

(10.12)	Form of Deferred Stock Unit Award Agreement under the 2008 Non-Employee Director Stock Incentive Plan (Existing Director).

(10.13)	Form of Deferred Stock Unit Award Agreement under the 2008 Non-Employee Director Stock Incentive Plan (New Director).

(10.14)	Form of Performance Share Award Agreement (409A Replacement for Outstanding 2006 Awards).

(10.15)	Form of Performance Share Award Agreement for named executive officers and certain other officers (409A Replacement for Outstanding 2007 Awards).

(10.16)	Form of Performance Share Award Agreement for certain other officers and other key employees (409A Replacement for Outstanding 2007 Awards).

(10.17)	Form of Performance Share Award Agreement for certain other officers and other key employees (Form for 2007 Awards-without Deferral).

(10.18)	Form of Restricted Stock Unit Award Agreement (three-year cliff vesting) (409A Replacement for Outstanding 2006 Awards).

(10.19)	Form of Restricted Stock Unit Award Agreement (three-year cliff vesting) (409A Replacement for Outstanding 2007 Awards).

(10.20)	Form of Restricted Stock Unit Award Agreement under the 1999 Stock Incentive Plan with Bernard Poussot dated January 2, 2008 (phased vesting) (409A Replacement Agreement).

(10.21)	Form of Restricted Stock Unit Award Agreement under the 2002 Stock Incentive Plan with certain executive officers dated January 23, 2008 (phased vesting) (409A Replacement Agreement).

(10.22)	Form of Deferred Stock Unit Award Agreement under the 2006 Non-Employee Director Stock Incentive Plan (Existing Director) (409A Replacement for Outstanding 2006 and 2007 Awards).

(10.23)	Form of Deferred Stock Unit Award Agreement under the 2006 Non-Employee Director Stock Incentive Plan (New Director) (409A Replacement for Outstanding 2006 and 2007 Awards).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wyeth
(Registrant)

By:	/s/ John C. Kelly
John C. Kelly
Vice President and Controller (Duly Authorized Signatory and Chief Accounting Officer)

Date: August 4, 2008

Exhibit Index

Exhibit No.	Description

(10.1)	First Amendment to Credit Agreement, dated as of June 3, 2008, among the Company, various lenders from time to time party to the Credit Agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent.

(10.4)	Form of 2008 Performance Share Award Agreement for named executive officers and certain other executive officers.

(10.5)	Form of 2008 Performance Share Award Agreement for certain other executive officers.

(10.6)	Form of 2008 Performance Share Award Agreement for certain other officers and other key employees.

(10.7)	Form of 2008 Performance Share Award Agreement for certain other officers and other key employees not receiving the agreement referred to in Exhibit 10.6.

(10.8)	Form of 2008 Restricted Stock Unit Award Agreement (three-year phased vesting).

(10.9)	Form of 2008 Restricted Stock Unit Award Agreement (three-year cliff vesting).

(10.10)	Offer Letter from the Company to Mikael Dolsten, M.D., Ph.D.

(10.11)	Consulting Agreement, dated as of July 31, 2008, between the Company and Robert R. Ruffolo, Jr., Ph.D.

(10.12)	Form of Deferred Stock Unit Award Agreement under the 2008 Non-Employee Director Stock Incentive Plan (Existing Director).

(10.13)	Form of Deferred Stock Unit Award Agreement under the 2008 Non-Employee Director Stock Incentive Plan (New Director).

(10.14)	Form of Performance Share Award Agreement (409A Replacement for Outstanding 2006 Awards).

(10.15)	Form of Performance Share Award Agreement for named executive officers and certain other officers (409A Replacement for Outstanding 2007 Awards).

(10.16)	Form of Performance Share Award Agreement for certain other officers and other key employees (409A Replacement for Outstanding 2007 Awards).

EX-1

(10.17)	Form of Performance Share Award Agreement for certain other officers and other key employees (Form for 2007 Awards-without Deferral).

(10.18)	Form of Restricted Stock Unit Award Agreement (three-year cliff vesting) (409A Replacement for Outstanding 2006 Awards).

(10.19)	Form of Restricted Stock Unit Award Agreement (three-year cliff vesting) (409A Replacement for Outstanding 2007 Awards).

(10.20)	Form of Restricted Stock Unit Award Agreement under the 1999 Stock Incentive Plan with Bernard Poussot dated January 2, 2008 (phased vesting) (409A Replacement Agreement).

(10.21)	Form of Restricted Stock Unit Award Agreement under the 2002 Stock Incentive Plan with certain executive officers dated January 23, 2008 (phased vesting) (409A Replacement Agreement).

(10.22)	Form of Deferred Stock Unit Award Agreement under the 2006 Non-Employee Director Stock Incentive Plan (Existing Director) (409A Replacement for Outstanding 2006 and 2007 Awards).

(10.23)	Form of Deferred Stock Unit Award Agreement under the 2006 Non-Employee Director Stock Incentive Plan (New Director) (409A Replacement for Outstanding 2006 and 2007 Awards).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-2