Form 10-Q
period 2008-09-30
WYETH
filed 2008-11-05
CIK 5187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The number of shares of Wyeth’s Common Stock outstanding as of the close of business on October 31, 2008:

Class	Number of Shares Outstanding
Common Stock, $0.33-1/3 par value	1,331,486,979

WYETH

Items other than those listed above have been omitted because they are not applicable.

Part I - Financial Information

WYETH

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, the results of its operations for the three and nine months ended September 30, 2008 and 2007, and changes in stockholders’ equity and cash flows for the nine months ended September 30, 2008 and 2007. It is suggested that these consolidated condensed financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s 2007 Financial Report as incorporated in the Company’s 2007 Annual Report on Form 10-K and information contained in Current Reports on Form 8-K and Quarterly Reports on Form 10-Q filed since the filing of the 2007 Annual Report on Form 10-K.

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

WYETH

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$11,120,729	$10,453,879
Marketable securities	3,052,246	2,993,839
Accounts receivable less allowances	3,919,216	3,528,009
Inventories:
Finished goods	1,015,539	989,357
Work in progress	1,526,623	1,584,547
Materials and supplies	426,633	461,454

	2,968,795	3,035,358
Other current assets including deferred taxes	2,331,203	2,972,513

Total Current Assets	23,392,189	22,983,598
Property, plant and equipment	16,644,167	16,221,181
Less accumulated depreciation	5,563,388	5,149,023

	11,080,779	11,072,158
Goodwill	4,276,795	4,135,002
Other intangibles, net of accumulated amortization
(September 30, 2008-$354,439 and December 31, 2007-$298,383)	456,025	383,558
Other assets including deferred taxes	3,977,807	4,142,966

Total Assets	$43,183,595	$42,717,282

LIABILITIES
Loans payable	$1,041,155	$311,586
Trade accounts payable	991,375	1,268,600
Dividends payable	399,442	—
Accrued expenses	4,201,681	5,333,528
Accrued taxes	569,760	410,565

Total Current Liabilities	7,203,413	7,324,279
Long-term debt	10,469,365	11,492,881
Pension liabilities	341,269	501,840
Accrued postretirement benefit obligations other than pensions	1,750,149	1,676,126
Other noncurrent liabilities	3,730,522	3,511,621

Total Liabilities	23,494,718	24,506,747

Contingencies and commitments (Note 8)
STOCKHOLDERS’ EQUITY
$2.00 convertible preferred stock, par value $2.50 per share	23	23
Common stock, par value $0.33-1/3 per share	443,819	445,929
Additional paid-in capital	7,419,882	7,125,544
Retained earnings	11,910,868	10,417,606
Accumulated other comprehensive income (loss)	(85,715)	221,433

Total Stockholders’ Equity	19,688,877	18,210,535

Total Liabilities and Stockholders’ Equity	$43,183,595	$42,717,282

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$5,829,582	$5,619,536	$17,485,589	$16,636,272

Cost of goods sold	1,571,467	1,617,581	4,817,417	4,622,269
Selling, general and administrative expenses	1,635,719	1,670,671	5,190,432	4,871,222
Research and development expenses	799,757	798,464	2,475,201	2,374,319
Interest (income) expense, net	12,953	(39,622)	4,182	(73,440)
Other (income) expense, net	101,878	(61,416)	(86,284)	(251,748)

Income before income taxes	1,707,808	1,633,858	5,084,641	5,093,650
Provision for income taxes	569,401	487,953	1,627,193	1,495,120

Net income	$1,138,407	$1,145,905	$3,457,448	$3,598,530

Basic earnings per share	$0.85	$0.85	$2.59	$2.68

Diluted earnings per share	$0.84	$0.84	$2.56	$2.63

Dividends paid per share of common stock	$0.28	$0.26	$0.84	$0.78

Dividends declared per share of common stock	$0.30	$0.28	$1.14	$1.06

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands Except Per Share Amounts)

(Unaudited)

Nine Months Ended September 30, 2008:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2008	$23	$445,929	$7,125,544	$10,417,606	$221,433	$18,210,535
Net income				3,457,448		3,457,448
Currency translation adjustments					(366,988)	(366,988)
Unrealized gains on derivative contracts, net					118,670	118,670
Unrealized losses on marketable securities, net					(75,250)	(75,250)
Pension and postretirement benefit adjustments					16,420	16,420

Comprehensive income, net of tax						3,150,300

Cash dividends declared(1)				(1,520,281)		(1,520,281)
Common stock acquired for treasury		(3,968)	(43,210)	(443,905)		(491,083)
Common stock issued for stock options		792	96,339			97,131
Stock-based compensation expense			246,447			246,447
Issuance of restricted stock awards		1,061	(1,762)			(701)
Tax benefit (reduction) from exercises/ cancellations of stock options			(3,472)			(3,472)
Other exchanges		5	(4)			1

Balance at September 30, 2008	$23	$443,819	$7,419,882	$11,910,868	$(85,715)	$19,688,877

Nine Months Ended September 30, 2007:
	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2007	$28	$448,417	$6,142,277	$8,734,699	$(672,666)	$14,652,755
Net income				3,598,530		3,598,530
Currency translation adjustments					635,955	635,955
Unrealized losses on derivative contracts, net					(5,756)	(5,756)
Unrealized losses on marketable securities, net					(25,852)	(25,852)
Pension and postretirement benefit adjustments					59,766	59,766

Comprehensive income, net of tax						4,262,643

Adoption of FIN 48				(295,370)		(295,370)
Cash dividends declared(2)				(1,423,650)		(1,423,650)
Common stock acquired for treasury		(8,057)	(88,621)	(1,117,187)		(1,213,865)
Common stock issued for stock options		5,391	663,307			668,698
Stock-based compensation expense			293,660			293,660
Issuance of restricted stock awards		683	1,640			2,323
Tax benefit from exercises of stock options			73,910			73,910
Other exchanges	(3)	15	(12)			—

Balance at September 30, 2007	$25	$446,449	$7,086,161	$9,497,022	$(8,553)	$17,021,104

(1)	Included in cash dividends declared were the following dividends payable at September 30, 2008:

-Common stock cash dividend of $0.30 per share ($399,438 in the aggregate) declared on September 25, 2008 and payable on December 1, 2008; and

-Preferred stock cash dividends of $0.50 per share ($4 in the aggregate) declared on June 26, 2008 and paid on October 1, 2008.

(2)	Included in cash dividends declared were the following dividends payable at September 30, 2007:

-Common stock cash dividend of $0.28 per share ($375,018 in the aggregate) declared on September 27, 2007 and paid on December 3, 2007; and

-Preferred stock cash dividends of $0.50 per share ($5 in the aggregate) declared on June 28, 2007 and paid on October 1, 2007.

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$3,457,448	$3,598,530
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales and dispositions of assets	(148,044)	(56,256)
Depreciation and amortization	722,704	664,184
Change in other assets (including deferred income taxes)	261,685	(61,415)
Stock-based compensation	246,447	293,660
Diet drug litigation payments	(899,263)	(419,417)
Changes in working capital, net	(267,119)	(14,874)
Other items, net	359,899	260,830

Net cash provided by operating activities	3,733,757	4,265,242

Investing Activities
Purchases of intangibles, property, plant and equipment	(875,050)	(872,365)
Purchase of business	(300,000)	—
Proceeds from sales of assets	163,826	87,503
Purchase of additional equity interest in joint venture	—	(221,655)
Proceeds from sales and maturities of marketable securities	1,438,460	1,151,978
Purchases of marketable securities	(1,650,038)	(2,323,361)

Net cash used for investing activities	(1,222,802)	(2,177,900)

Financing Activities
Repayments of debt	(300,000)	—
Proceeds from issuance of long-term debt	—	2,500,000
Other borrowing transactions, net	3,118	(1,008)
Dividends paid	(1,120,839)	(1,048,627)
Purchases of common stock for treasury	(491,083)	(1,213,865)
Exercises of stock options	97,936	697,367

Net cash provided by (used for) financing activities	(1,810,868)	933,867

Effect of exchange rate changes on cash and cash equivalents	(33,237)	39,357

Increase in cash and cash equivalents	666,850	3,060,566
Cash and cash equivalents, beginning of period	10,453,879	6,778,311

Cash and cash equivalents, end of period	$11,120,729	$9,838,877

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Recently Issued Accounting Standards:

In December 2007, the Financial Accounting Standards Board (FASB) ratified Emerging Issues Task Force (EITF) 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenues and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements. EITF 07-1 is effective for fiscal years beginning after December 15, 2008 and is required to be applied retrospectively to all prior periods where collaborative arrangements existed as of the effective date. The Company does not anticipate the adoption of EITF 07-1 will have a material effect on its consolidated financial position or results of operations and will comply with the disclosure requirements when effective.

In April 2008, the FASB issued FASB Staff Position (FSP) 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. The Company does not anticipate the adoption of FSP 142-3 will have a material effect on its consolidated financial position or results of operations.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company does not anticipate the adoption of FSP APB 14-1 will have a material effect on its consolidated financial position or results of operations.

Reclassifications: Certain reclassifications have been made to the September 30, 2007 consolidated condensed financial statements and accompanying notes to conform with the September 30, 2008 presentation.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2.	Earnings per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2008	2007	2008	2007
Numerator:
Net income less preferred dividends	$1,138,407	$1,145,905	$3,457,434	$3,598,514
Denominator:
Weighted average common shares outstanding	1,332,744	1,343,036	1,333,542	1,343,897

Basic earnings per share	$0.85	$0.85	$2.59	$2.68

Numerator:
Net income	$1,138,407	$1,145,905	$3,457,448	$3,598,530
Interest expense on contingently convertible debt	5,687	7,838	19,523	23,617

Net income, as adjusted	$1,144,094	$1,153,743	$3,476,971	$3,622,147

Denominator:
Weighted average common shares outstanding	1,332,744	1,343,036	1,333,542	1,343,897
Common stock equivalents of outstanding stock options, deferred contingent common stock awards, performance share awards, restricted stock awards and convertible preferred stock(1)	7,189	12,219	8,384	15,718
Common stock equivalents of assumed conversion of contingently convertible debt	16,976	16,890	16,976	16,890

Total shares(1)	1,356,909	1,372,145	1,358,902	1,376,505

Diluted earnings per share(1)	$0.84	$0.84	$2.56	$2.63

(1)

At September 30, 2008 and 2007, approximately 112,006 and 91,915 shares of common stock, respectively, related to options outstanding under the Company’s Stock Incentive Plans, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3.	Pensions and Other Postretirement Benefits

Net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Pensions
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Net Periodic Benefit Cost	2008	2007	2008	2007
Service cost	$53,490	$58,376	$162,229	$163,935
Interest cost	86,203	85,635	259,752	244,173
Expected return on plan assets	(104,634)	(117,178)	(315,139)	(312,346)
Prior service cost	990	1,469	2,963	7,972
Transition obligation	116	124	357	359
Recognized net actuarial loss	16,520	30,887	49,711	82,172
Termination benefits	—	—	13,562	—
Curtailment gain	—	—	—	(81)

Net periodic benefit cost	$52,685	$59,313	$173,435	$186,184

	Other Postretirement Benefits
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Components of Net Periodic Benefit Cost	2008	2007	2008	2007
Service cost	$13,979	$12,687	$41,959	$39,215
Interest cost	28,241	24,242	84,766	77,227
Prior service cost (credit)	(11,342)	(11,681)	(34,026)	(31,179)
Recognized net actuarial loss	11,868	13,038	35,623	36,787

Net periodic benefit cost	$42,746	$38,286	$128,322	$122,050

During the nine months ended September 30, 2008, contributions of $291.5 million were made to the Company’s defined benefit pension plans, and payments of $72.8 million were made for other postretirement benefits. The Company is reviewing its defined benefit plans to determine additional funding requirements.

Note 4.	Fair Value Measurements

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. In February 2008, FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157,” which deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company uses the following methods for determining fair value in accordance with SFAS No. 157. For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

	Balance at September 30, 2008	Fair Value Measurements at September 30, 2008 Using
(In thousands) Description		Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities available-for-sale	$3,052,246	$24,126	$3,000,164	$27,956
Option and forward contracts	224,902	—	224,902	—
Interest rate swaps	166,163	—	166,163	—

Total assets	$3,443,311	$24,126	$3,391,229	$27,956

Liabilities:
Option and forward contracts	$2,776	—	$2,776	—
Interest rate swaps	1,878		1,878
Other	8,229	—	8,229	—

Total liabilities	$12,883	—	$12,883	—

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the changes in fair value for assets that have no significant observable inputs (Level 3):

	Level 3 Marketable Securities Available-for-Sale
(In thousands)	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
Balance at beginning of period	$60,115	$119,747
Total gains (losses) (realized/unrealized):
Included in Other income, net	(1,751)	(4,546)
Included in other comprehensive income	(43)	(1,777)
Net purchases, sales, issuances and settlements	(1,287)	(28,153)
Net transfers out	(29,078)	(57,315)

Balance at end of period	$27,956	$27,956

Note 5.	Productivity Initiative

During the 2008 third quarter, the Company continued to implement and realize the benefits of Project Impact, a company-wide program launched in 2008 designed to initially address short-term fiscal challenges, particularly the significant loss of sales and profits resulting from the launch of generic versions of PROTONIX. Longer-term, Project Impact will include strategic actions designed to fundamentally change how the Company conducts business as it adapts to the continuously changing business climate.

The Company recorded the following charges related to its productivity initiative for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except per share amounts)	2008	2007	2008	2007
Cost of goods sold	$42,765	$111,200	$156,334	$182,380
Selling, general and administrative expenses	66,090	5,870	268,215	26,881
Research and development expenses	6,395	30	31,516	239

Total productivity initiative charges(1)	115,250	117,100	456,065	209,500
Other income, net(2)	—	—	(104,655)	—

Net productivity initiative charges	$115,250	$117,100	$351,410	$209,500

Net productivity initiative charges, after-tax	$79,840	$86,000	$259,930	$152,500

Decrease in diluted earnings per share	$0.06	$0.06	$0.19	$0.11

(1)

2008 charges were primarily severance and other employee-related costs associated with an approximate 6 percent reduction in workforce. 2007 charges were primarily related to manufacturing site network consolidation initiatives.

(2)	Other income, net represents the net gain on the sale of a manufacturing facility in Japan.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The net productivity initiative charges were incurred for:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Personnel costs	$77,858	$2,920	$335,167	$30,315
Accelerated depreciation and plant write-downs	16,605	102,965	68,369	146,147
Other closure/exit costs	20,787	11,215	52,529	33,038

Total productivity initiative charges	115,250	117,100	456,065	209,500
Gain on asset sale	—	—	(104,655)	—

Net productivity initiative charges	$115,250	$117,100	$351,410	$209,500

Net productivity initiative charges are recorded in the Corporate segment. The following table sets forth net productivity initiative charges as they relate to the Company’s reportable segments:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2008	2007	2008	2007
Pharmaceuticals	$106,926	$115,121	$408,010	$199,483
Consumer Healthcare	5,753	939	31,389	6,897
Animal Health	1,531	1,040	5,195	3,120
Corporate	1,040	—	11,471	—

Total productivity initiative charges	115,250	117,100	456,065	209,500
Gain on asset sale - Pharmaceuticals	—	—	(104,655)	—

Net productivity initiative charges	$115,250	$117,100	$351,410	$209,500

The following table summarizes the net productivity initiative charges, payments made and the reserve balance at September 30, 2008:

(In thousands) Productivity Initiative	Reserve at December 31, 2007	Total Net Charges Nine Months	Net Payments/ Non-cash Charges	Reserve at September 30, 2008
Personnel costs	$154,564	$335,167	$(139,548)	$350,183
Accelerated depreciation and plant write-downs	—	68,369	(68,369)	—
Other closure/exit costs	116,030	52,529	(165,979)	2,580
Gain on asset sale	—	(104,655)	104,655	—

Total	$270,594	$351,410	$(269,241)	$352,763

At September 30, 2008, the reserve balance for personnel costs related primarily to committed employee severance obligations and other employee-related costs associated with the Company’s productivity initiative. These amounts are expected to be paid over the next 36 months. It is expected that additional costs will be incurred under the Company’s productivity initiative over the next several years.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6.	Stock-Based Compensation

The following table summarizes the components and classification of stock-based compensation expense for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Stock options	$25,581	$36,242	$106,525	$154,279
Restricted stock unit awards	26,302	26,710	80,968	88,780
Performance share unit awards	18,464	20,267	58,954	50,601

Total stock-based compensation expense	$70,347	$83,219	$246,447	$293,660

Cost of goods sold	$4,667	$8,058	$22,934	$29,281
Selling, general and administrative expenses	43,722	51,576	149,195	178,592
Research and development expenses	21,958	23,585	74,318	85,787

Total stock-based compensation expense	70,347	83,219	246,447	293,660
Tax benefit	24,880	27,747	85,675	95,311

Net stock-based compensation expense	$45,467	$55,472	$160,772	$198,349

Note 7.	Income Taxes

Except for the California Franchise Tax Board, where the Company has filed protests for the 1996-2003 tax years, taxing authorities generally are reviewing the Company’s tax returns for post-2001 tax years, including the Internal Revenue Service (IRS), which is auditing the Company’s tax returns for the 2002-2005 tax years. As part of this audit, the IRS is examining the pricing of the Company’s cross-border arrangements. While the Company believes that the pricing of these arrangements is appropriate and that its reserves are adequate with respect to such pricing, it is possible that the IRS will propose adjustments in excess of such reserves and that conclusion of the audit will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on the Company’s results of operations or cash flows in the period in which an adjustment is recorded and in future periods. The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company; however, each year, the Company records significant tax benefits with respect to its cross-border arrangements, and the possibility of a resolution that is material to the financial position of the Company cannot be excluded.

The U.S. Research and Development Tax Credit expired on December 31, 2007 and was not renewed until October 3, 2008. As a result, the Company has not recognized any benefit from the U.S. Research and Development Tax Credit through the first nine months of 2008 and will reflect the full-year benefit of the tax credit in the 2008 fourth quarter.

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

Like many pharmaceutical companies in the current legal environment, the Company is involved in legal proceedings, including product liability and patent litigation, which are significant to its business, complex in nature and have outcomes that are difficult to predict. Product liability claims, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention, and may adversely affect the Company’s reputation and demand for its products and may result in significant damages. Patent litigation, if resolved unfavorably, can injure the Company’s business by subjecting the Company’s products to earlier than expected generic competition and also can give rise to payment of significant damages or restrictions on the Company’s future ability to operate its business.

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

Product Liability Litigation

Diet Drug Litigation

The litigation against the Company alleging that the Company’s former weight loss products, REDUX and/or PONDIMIN, caused certain serious conditions, including valvular heart disease and primary pulmonary hypertension (PPH), is described in the Company’s 2007 Financial Report and Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2008. Total diet drug litigation payments were $10.6 million and $899.3 million for the 2008 third quarter and first nine months, respectively, of which $821.7 million was made in connection with the nationwide settlement (including a $798.0 million payment under the Seventh Amendment in the 2008 second quarter) during the 2008 first nine months. There were no payments made in connection with the nationwide settlement during the 2008 third

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

quarter. Payments under the nationwide settlement may continue, if necessary, until 2018. The Company has taken charges in connection with the REDUX and PONDIMIN diet drug matters, which to date total $21,100.0 million. The $1,359.0 million reserve balance at September 30, 2008 represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, claims asserted by opt outs from the nationwide settlement and PPH claims, and including the Company’s legal fees related to the diet drug litigation. It is possible that additional reserves may be required in the future, although the Company does not believe that the amount of any such additional reserves is likely to be material.

On October 10, 2008, a jury in the Philadelphia Court of Common Pleas hearing the case of Crowder, et al. v. Wyeth, et al., No. 06-00972, returned a verdict in favor of the Company at the close of the first phase of a reverse-bifurcated trial; the trial therefore did not continue to the second, liability, phase. The jury found that plaintiffs had not proved that the use of PONDIMIN by the plaintiffs’ decedent had caused the PPH that led to her death. Prior to the start of the trial, the court had ruled that plaintiffs could not pursue a claim for punitive damages in the case.

On October 22, 2008, a jury in New Jersey Superior Court, Bergen County, hearing the case of Stribling v. Wyeth Inc., et al., No. BER-L-2352-07 MT, in which plaintiff alleged that her use of PONDIMIN had caused PPH, returned a verdict in favor of the plaintiff and assessed total compensatory damages of $3.0 million against the Company. Prior to the start of the trial, the court had ruled that plaintiff could not pursue a claim for punitive damages in the case. The Company is reviewing its post-trial options.

There are no trials of additional diet drug cases scheduled for the remainder of 2008; additional trials are scheduled for 2009.

Hormone Therapy Litigation

The litigation against the Company alleging injury as a result of the plaintiffs’ use of one or more of the Company’s hormone or estrogen therapy products, including PREMARIN and PREMPRO, is described in the Company’s 2007 Financial Report and Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2008. As of October 29, 2008, the Company was defending approximately 8,700 actions brought on behalf of approximately 11,000 women in various federal and state courts throughout the United States (including, in particular, the United States District Court for the Eastern District of Arkansas and the Philadelphia Court of Common Pleas) for personal injuries, including claims for breast cancer, stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMARIN or PREMPRO.

Plaintiffs have dismissed the putative province-wide personal injury class action pending in Alberta, Canada, Alcantara v. Wyeth, et al., No. 0601-00926, Court of Queens Bench of Alberta, Judicial District of Calgary, Canada, described in the Company’s 2007 Financial Report. A putative Canadian nationwide personal injury class action remains pending in a British Columbia court.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Of the 30 hormone therapy cases alleging breast cancer that have been resolved after being set for trial, 24 now have been resolved in the Company’s favor (by voluntary dismissal by the plaintiffs (14), summary judgment (6), defense verdict (3) or judgment for the Company notwithstanding the verdict (1)), several of which are being appealed by the plaintiffs. Of the remaining six cases, three such cases have been settled; one (Daniel) resulted in a plaintiffs’ verdict that was vacated by the court and a new trial ordered (which plaintiffs have appealed); and two (Rowatt and Scroggin) resulted in plaintiffs’ verdicts that the Company is appealing. Additional cases have been voluntarily dismissed by plaintiffs before a trial setting. There are no trials of additional hormone therapy cases scheduled for the remainder of 2008; additional trials are scheduled for 2009. Individual trial results depend on a variety of factors, including many that are unique to the particular case, and the Company’s trial results to date, therefore, may not be predictive of future trial results.

As the Company has not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, the Company has not established any litigation accrual for its hormone therapy litigation. As of September 30, 2008, the Company has recorded approximately $170.0 million in insurance receivables relating to defense and settlement costs of its hormone therapy litigation. The insurance carriers that provide coverage that the Company contends is applicable have generally reserved their rights with respect to such coverage. The Company continues to provide information to those carriers and to discuss coverage issues. However, two such carriers have denied coverage for the hormone therapy litigation. The Company believes that those denials are improper and intends to enforce its rights under the terms of those policies.

Patent Litigation

EFFEXOR Litigation

On November 3, 2008, pursuant to a settlement agreement between the parties, the United States District Court for the Central District of California entered a consent judgment and dismissed the lawsuits filed by the Company against Anchen Pharmaceuticals, Inc. (Anchen). In those suits, the Company alleged that the filing by Anchen of an Abbreviated New Drug Application (ANDA) seeking U.S. Food and Drug Administration (FDA) approval to market 37.5 mg, 75 mg and 150 mg venlafaxine HCl extended release capsules infringes the same three patents at issue in the previously settled Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd. (collectively, Teva) and Impax Laboratories, Inc. (Impax) litigations (described in the Company’s 2007 Financial Report and Quarterly Report on Form 10-Q for the quarter ended June 30, 2008). Under the agreement, the Company has granted Anchen a license that would permit Anchen to launch a generic capsule version of EFFEXOR XR (extended release capsules) on or after June 1, 2011, subject to earlier launch in limited circumstances, but in no event earlier than January 1, 2011. In connection with the license, Anchen will pay the Company a specified percentage of profit from sales of the generic product.

On August 18, 2008, the Company filed suit against Apotex Inc. and Apotex Corp. (collectively, Apotex) in the United States District Court for the Southern District of Florida alleging that the filing by Apotex of an ANDA seeking FDA approval to market 37.5 mg, 75 mg and 150 mg venlafaxine HCl extended release capsules infringes the same three patents that were at issue in the previously settled Teva and Impax litigations. The filing of that suit triggered a 30-month stay of FDA approval of Apotex’s ANDA that will expire on or about January 10, 2011, unless there is an earlier court decision holding the patents at issue invalid or not infringed. Trial in this case is scheduled for February 2009. In addition, the Company’s previously reported case against Lupin Ltd. and Lupin Pharmaceuticals, Inc. (described in the Company’s 2007 Financial Report), pending in the United States District Court for the District of Maryland, is scheduled for trial in March 2009.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

ENBREL Litigation

As previously reported in the Company’s 2007 Financial Report, on April 20, 2006, Amgen Inc., et al. (Amgen), filed suit against ARIAD Pharmaceuticals, Inc., et al. (ARIAD), in the United States District Court for the District of Delaware seeking a declaration that ENBREL does not infringe an ARIAD patent. On September 19, 2008, the Court granted Amgen’s motion for summary judgment that ENBREL does not infringe that patent, and on October 3, 2008, the Court entered final judgment in favor of Amgen. The Company expects ARIAD to appeal.

REFACTO/XYNTHA Litigation

As previously reported in the Company’s 2007 Financial Report, in early 2008, Novartis Vaccines and Diagnostics, Inc. (Novartis) filed suit against the Company and one of its subsidiaries in the United States District Court for the Eastern District of Texas. The lawsuit alleges that the manufacture, use, sale, offer for sale, sale, importation and/or exportation of REFACTO infringes U.S. Patent Nos. 6,060,447 and 6,228,620 B1. Novartis seeks damages, including treble damages for alleged willful patent infringement. The Company answered that the two patents asserted by Novartis are invalid and not infringed and that Novartis’ claims are barred by laches and estoppel. On October 24, 2008, Novartis filed an amended Complaint, alleging that XYNTHA, the Company’s recently approved recombinant factor VIII product, also infringes these two patents.

PREMPRO Litigation

As previously reported in the Company’s 2007 Financial Report, in September 2007, two lawsuits were filed against the Company in Canada, involving the Company’s patent applications concerning low-dose estrogen/progestin combinations. The Company markets such a combination as PREMPRO in the United States and other countries. In those suits, Dr. Wolfe, an individual, claims to be either the sole or joint inventor of these applications. The action in the Canadian Federal Court asks that the Court decide the inventorship of patents relating to current PREMPRO formulations. The action in the Superior Court of Ontario seeks an order declaring Dr. Wolfe to be the owner of the patent applications and seeks

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

damages of approximately $100.0 million for breach of confidence, contract and fiduciary duty, as well as $25.0 million in punitive damages. In February 2008, the Company filed a declaratory judgment action against Dr. Wolfe in the U.S. District Court for the Eastern District of Pennsylvania, arguing that Dr. Wolfe’s claims in the Superior Court of Ontario are barred by the statute of limitations, or asking for a declaration that no breach has occurred. In August 2008, the U.S. District Court ruled that Dr. Wolfe’s claims in the Ontario action are barred by the statute of limitations. The Company has asked the Superior Court of Ontario to dismiss Dr. Wolfe’s claims.

Commercial Litigation

Average Wholesale Price Litigation

In the litigation in which plaintiffs allege that the Company and other defendant pharmaceutical companies artificially inflated the Average Wholesale Price (AWP) of their drugs, described in the Company’s 2007 Financial Report and its Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2008, the Company has been sued in State of Kansas ex. rel. Steve Six as Attorney General for the State of Kansas v. Wyeth, Inc., et al., No. 08CV2124-7, Dist. Ct., Wyandotte Cty., KS. Kansas alleges that the Company reported inflated AWPs for its drugs, resulting in overpayment by Kansas Medicaid for drugs for the citizens of the state. The Complaint asserts causes of action under the Kansas Consumer Protection Act and under common law theories of unjust enrichment, fraud and misrepresentation. It seeks monetary damages and injunctive relief. While the Company is the sole named defendant, it is the Company’s understanding that the state is bringing similar or identical Complaints against at least 12 and perhaps as many as 40 other pharmaceutical manufacturers.

Also in the AWP litigation, The People of Illinois v. Abbott Laboratories, Inc., et al., No. 05CH0274, Cir. Ct., Cook Cty., IL, a previously dismissed case brought against a former subsidiary of the Company that manufactured generic pharmaceutical products and numerous other manufacturers, has been reinstated. The trial court had dismissed the case on the grounds that the plaintiff State of Illinois does not reimburse for generic products based on AWP and that there was therefore no factual basis to keep the generic manufacturers in the suit. The state subsequently filed a Second Amended Complaint, and the generic defendants again moved to dismiss. The court denied that motion on September 8, 2008. In addition, during the quarter ended September 30, 2008, the New Jersey Superior Court vacated its dismissal of International Union of Operating Engineers, et al. v. AstraZeneca PLC, et al., No. MON-L-3136-06, Super. Ct., Monmouth Cty., NJ, one of the two private class actions filed on behalf of Medicare beneficiaries who make co-payments and private health plans and ERISA plans that purchase drugs based on AWP. The dismissal was vacated after plaintiffs’ counsel identified two new putative class representatives to replace the original plaintiff, a union that withdrew from the case.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Other Pricing Matters

The United States Court of Appeals for the Ninth Circuit has reversed the trial court’s dismissal of County of Santa Clara v. Astra USA, Inc., et al., No. C 05 3740-WHA, U.S.D.C, N.D. Cal., an action brought against the Company and numerous other defendants under Section 340B of the Public Health Service Act of 1992, and has remanded the case for further proceedings. The sole issue on appeal was whether covered §340B entities are “intended third party beneficiaries” of the Pharmaceutical Pricing Agreements between the Secretary of Health and Human Services (HHS) and each of the defendant pharmaceutical manufacturers. The Ninth Circuit ruled that covered §340B entities are such beneficiaries and therefore have the right to sue for reimbursement of allegedly excess payments; they are not, however, entitled to challenge as false or inaccurate the reported Average Manufacturer Prices reported to HHS for each drug.

Grand Jury Investigation

As previously reported, the Company continues to be served with additional subpoenas for documents and grand jury testimony from the United States Attorney’s Office, District of Massachusetts. The subpoenas seek information and testimony relating to the Company’s promotional practices with respect to PROTONIX, as well as the Company’s pricing of PROTONIX oral tablets and I.V. products. The Company is producing documents responsive to the subpoenas on a rolling basis and continues to cooperate with the investigation. A number of additional current and former employees of the Company also have testified before the grand jury during 2008.

Antitrust Matters

On July 25, 2008, the California Court of Appeal, First Appellate District, denied plaintiffs’ appeal from the trial court’s grant of summary judgment in favor of the defendants in Clayworth v. Pfizer, et al., No. RG04-172428, Super. Ct., Alameda Cty., CA (described in the Company’s 2007 Financial Report), in which the Company has been named as a defendant, along with other pharmaceutical manufacturers, alleging that the defendant companies violated California law by engaging in a price fixing conspiracy that was carried out by, among other allegations, efforts to charge more for their prescription drugs sold in the United States than the same drugs sold in Canada. Plaintiffs have filed a petition for review in the California Supreme Court.

In October 2008, the Brazilian Economic Defense Administrative Council (CADE), on the recommendation of the Economic Defense Agency (SDE), dismissed one of the competition law-related proceedings against Wyeth Industria Farmaceutica Ltda. (formerly known as Laboratories Wyeth-Whitehall Ltda.) (WIFL) and other pharmaceutical companies. This proceeding was one of three separate administrative proceedings initiated in 1999 and 2000 against WIFL and other pharmaceutical companies concerning possible violations of Brazilian competition and consumer laws, as described in the Company’s 2007 Financial Report. All other proceedings remain pending.

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

The following tables set forth Net revenue for the Company’s principal products and reportable segments, as well as Income (loss) before income taxes for the Company’s reportable segments for the three and nine months ended September 30, 2008 compared with the same periods in the prior year:

	Net Revenue
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2008	2007	2008	2007
Pharmaceuticals:
EFFEXOR	$982,666	$957,617	$3,026,273	$2,825,714
PREVNAR	716,926	634,020	2,113,383	1,883,395
ENBREL
Outside U.S. and Canada	697,089	526,579	1,995,129	1,479,652
Alliance revenue - U.S. and Canada	293,596	238,842	903,587	733,921
Nutritionals	407,407	345,827	1,248,698	1,050,369
ZOSYN/TAZOCIN	304,643	284,085	965,871	845,201
PREMARIN family	261,630	282,979	808,614	791,118
PROTONIX family(1)	233,549	425,293	620,739	1,449,676
Other	992,753	974,611	2,933,950	2,838,550

Total Pharmaceuticals	4,890,259	4,669,853	14,616,244	13,897,596
Consumer Healthcare	678,191	714,945	2,018,291	1,949,537
Animal Health	261,132	234,738	851,054	789,139

Total net revenue	$5,829,582	$5,619,536	$17,485,589	$16,636,272

(1)

PROTONIX family net revenue for the 2008 third quarter and the 2008 first nine months reflects revenue from both the branded product, $91,274 and $279,360, respectively, and the Company’s own generic version, $142,275 and $341,379, respectively.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Income (Loss) before Income Taxes
(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Segment	2008	2007	2008	2007
Pharmaceuticals(1)	$1,847,111	$1,604,762	$5,284,304	$4,870,490
Consumer Healthcare(1)	123,606	121,338	364,689	329,435
Animal Health	23,381	35,067	154,648	167,067
Corporate(2)	(286,290)	(127,309)	(719,000)	(273,342)

Total	$1,707,808	$1,633,858	$5,084,641	$5,093,650

(1)

Income (loss) before income taxes for the 2008 third quarter and the 2008 first nine months included gains from product divestitures of approximately $15,567 and $48,768, respectively, which pertained primarily to the Pharmaceuticals and Consumer Healthcare segments. Also included in the 2008 first nine months was a one-time receipt of $60,000 related to the previously divested SYNVISC product line, which was recorded in the Pharmaceuticals segment. Income (loss) before income taxes for the 2007 third quarter and the 2007 first nine months included gains from product divestitures of $2,725 and $60,309, respectively, which pertained primarily to the Pharmaceuticals segment.

(2)

Corporate loss before income taxes included a net charge of $115,250 for the 2008 third quarter and $351,410 for the 2008 first nine months compared with $117,100 for the 2007 third quarter and $209,500 for the 2007 first nine months related to the Company’s productivity initiative. For discussion of the Company’s productivity initiative as it relates to each reportable segment, see Note 5, “Productivity Initiative.” Also included in Corporate loss before income taxes in the 2008 third quarter and the 2008 first nine months were net losses on marketable securities, including write-downs of approximately $68,700 relating to Lehman Brothers and Washington Mutual bonds. In addition, Corporate loss before income taxes included interest expense, net of $12,953 for the 2008 third quarter and $4,182 for the 2008 first nine months compared with interest income, net of $39,622 for the 2007 third quarter and $73,440 for the 2007 first nine months.

Note 10.	Acquisition

In September 2008, Wyeth Consumer Healthcare completed the acquisition of THERMACARE, a leading over-the-counter heat wrap. The acquisition is expected to enhance the Company’s global position in pain management. The transaction was accounted for under the purchase method in accordance with FASB Statement No. 141, “Business Combinations,” and the purchase price was allocated to machinery and equipment, patents, intangible assets and goodwill.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the consolidated condensed financial statements and notes to consolidated condensed financial statements on pages 7 to 21 of this report. When reviewing the commentary below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in “Item 1A. RISK FACTORS” in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business; we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” on pages 46 to 47 of this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

Our Business

Wyeth is one of the world’s largest research-based pharmaceutical and health care products companies and is a leader in the discovery, development, manufacturing and marketing of pharmaceuticals, biotechnology products, vaccines, non-prescription medicines and animal health products.

We have three principal operating segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare) and Fort Dodge Animal Health (Animal Health), which we manage separately because they develop, manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. These segments reflect how senior management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. The percentage of worldwide net revenue and revenue generated outside the United States by operating segment for the 2008 first nine months was as follows:

	Pharmaceuticals	Consumer Healthcare	Animal Health
% of 2008 first nine months worldwide net revenue	84%	11%	5%
% of 2008 first nine months segment net revenue generated outside the United States	54%	52%	64%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

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

We also strive to innovate commercially and change the way we approach our business in response to the challenging global health care environment. In 2008, we initiated Project Impact, a company-wide program designed to initially address short-term fiscal challenges, particularly the significant loss of sales and profits resulting from the launch of generic versions of PROTONIX. Longer-term, Project Impact will include strategic actions designed to fundamentally change how we conduct business as we adapt to the continuously changing business climate.

In the 2008 first nine months, we received regulatory approvals for three new products. In February, the U.S. Food and Drug Administration (FDA) approved XYNTHA (Antihemophilic Factor [Recombinant], Plasma/Albumin-Free), a recombinant factor VIII product for patients with hemophilia A for both the control and prevention of bleeding episodes and surgical prophylaxis. Also, in February, the FDA approved PRISTIQ (desvenlafaxine), a structurally novel, once-daily serotonin-norepinephrine reuptake inhibitor, to treat adult patients with major depressive disorder. In April, we and our collaboration partner, Progenics Pharmaceuticals, Inc. (Progenics), received FDA approval for RELISTOR (methylnaltrexone bromide) for subcutaneous injection for the treatment of opioid-induced constipation in advanced-illness patients who are receiving palliative care. We and Progenics also have received approval from the European Commission and Health Canada for RELISTOR subcutaneous injection for the same indication.

2008 First Nine Months Financial Highlights

•	Worldwide net revenue increased 5% over the 2007 first nine months to $17,485.6 million;

•

Worldwide Pharmaceuticals net revenue increased 5% over the 2007 first nine months due primarily to higher sales of ENBREL, PREVNAR and Nutritional products and the favorable impact of foreign exchange. Net revenue for EFFEXOR and ZOSYN also increased for the 2008 first nine months. Also contributing to net revenue growth were new products such as TYGACIL, TORISEL and PRISTIQ. The increases were partially offset by lower sales of the PROTONIX family;

•

Consumer Healthcare net revenue increased 4% over the 2007 first nine months resulting from higher sales of CENTRUM and CALTRATE and the favorable impact of foreign exchange, which were partially offset by lower sales of ROBITUSSIN; and

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

•

Animal Health net revenue increased 8% over the 2007 first nine months due to higher sales of livestock, poultry and companion animal products and the favorable impact of foreign exchange, which were offset, in part, by lower sales of equine products.

Our Principal Products

Set forth below is a summary of worldwide net revenue performance of our principal products for the 2008 first nine months:

(Dollars in millions)	2008 First Nine Months Net Revenue	% Increase (Decrease) over 2007 First Nine Months
EFFEXOR	$3,026.3	7%
PREVNAR	2,113.4	12%
ENBREL
Outside U.S. and Canada	1,995.1	35%
Alliance revenue – U.S. and Canada	903.6	23%
Nutritionals	1,248.7	19%
ZOSYN/TAZOCIN	965.9	14%
PREMARIN family	808.6	2%
PROTONIX family	620.7	(57)%

•

EFFEXOR (EFFEXOR and EFFEXOR XR) is our novel antidepressant for treating adult patients with major depressive disorder, generalized anxiety disorder, social anxiety disorder and panic disorder. EFFEXOR remains our largest franchise and the number one selling antidepressant globally. In the United States, demand for EFFEXOR XR prescriptions declined slightly in the first nine months of 2008 as we shifted promotional support to the launch of PRISTIQ, our new product for the treatment of adult patients with major depressive disorder.

•

PREVNAR is our vaccine for preventing invasive pneumococcal disease in infants and children. PREVNAR is one of the world’s best selling vaccines and now is available in 92 countries worldwide and is included in 28 national immunization programs (NIPs), with several additional countries announcing their intention to initiate NIPs.

•

ENBREL is our treatment for rheumatoid arthritis, psoriasis and other conditions. We have exclusive rights to ENBREL outside the United States and Canada. We co-promote ENBREL with Amgen Inc. (Amgen) in the United States and Canada. ENBREL continues as the leading biotechnology brand in the world and ranks fifth in worldwide sales among the top pharmaceutical products.

•

Nutritionals includes our infant formula and toddler products PROGRESS, PROMIL and S-26. We continue to expand into new markets, grow our business in the countries where we compete, particularly in key emerging markets such as China. We continue to focus our business on the premium sector of the market.

•

ZOSYN (TAZOCIN internationally), our broad-spectrum I.V. antibiotic, continues to be the number one selling injectable antibiotic worldwide. Our new advanced formulation of ZOSYN now is available worldwide.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

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

See “Our Challenging Business Environment” beginning on page 30 for a discussion of certain competitive and other factors that may impact our principal products.

For more detail regarding our principal products, the preceding summary should be read in conjunction with our principal product summary in the overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Financial Report as incorporated in our 2007 Annual Report on Form 10-K (2007 Financial Report) and in our Quarterly Reports on Form 10-Q for the 2008 first and second quarters.

Our Product Pipeline

Our continued success depends, in large part, on the discovery and development of new and innovative pharmaceutical products and additional indications for existing products.

With respect to TYGACIL (tigecycline), our innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections, in May 2008, we received an approvable letter from the FDA with respect to our supplemental New Drug Application (NDA) supporting TYGACIL as a treatment for community-acquired pneumonia and as a treatment for additional resistant pathogens in the approved complicated skin and skin structure infection and complicated intra-abdominal infection indications. In its letter, the FDA requested that, before the application could be approved, we provide additional analyses to support the safety and efficacy of TYGACIL for the treatment of patients with community-acquired pneumonia with illness severe enough to require hospitalization, including those who are at higher risk of mortality, together with information regarding the risk/benefit of TYGACIL relative to any potential liver toxicity. In September 2008, we submitted our complete response to the approvable letter, resulting in a new FDA action date in the 2009 first quarter. In April 2008, we withdrew our regulatory filing in the European Union (EU) for TYGACIL for the treatment of community-acquired pneumonia based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) that our clinical data were not sufficient to allow the CHMP to conclude a positive risk/benefit balance in community-acquired pneumonia at this time. We are commencing a new Phase 2 clinical trial of TYGACIL for the treatment of hospital-acquired pneumonia in the fourth quarter of 2008.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

Our NDA filing for PRISTIQ, a structurally novel, once-daily serotonin-norepinephrine reuptake inhibitor for the treatment of adult patients with major depressive disorder (MDD), was approved by the FDA in February 2008. FDA approval was subject to several post-marketing commitments. We began shipping PRISTIQ in April 2008 and conducted our full U.S. launch of the product in May 2008. In October 2008, as part of our global regulatory strategy and in consultation with the CHMP, we withdrew our central European Marketing Authorization Application (MAA) for desvenlafaxine for the treatment of MDD in adults and have chosen not to pursue it at this time. This decision was based on preliminary feedback from representatives of the CHMP that additional efficacy data for desvenlafaxine would be required for CHMP to recommend a positive opinion. We have received approval for PRISTIQ for the treatment of MDD in adults in Australia and Brazil, and applications currently are pending in 22 additional markets.

With respect to our NDA filing with the FDA for PRISTIQ as a non-hormonal treatment for vasomotor symptoms associated with menopause, we received an approvable letter from the FDA on July 23, 2007. In its letter, the FDA indicated that before the application could be approved, among other things, it would be necessary for us to provide additional data regarding the potential for serious adverse cardiovascular and hepatic effects associated with the use of PRISTIQ in this indication. The FDA requested that these data come from a randomized, placebo-controlled clinical trial of a duration of one year or more conducted in postmenopausal women. The requested clinical trial currently is under way and will take at least 18 months to complete. With respect to regulatory review of desvenlafaxine for the treatment of vasomotor symptoms in the EU, we believe additional data will be necessary to address questions raised by the CHMP regarding the risk/benefit profile of desvenlafaxine in this indication, which could include data from the new study requested by the FDA. As a result, in March 2008, we withdrew our MAA in the EU for this indication.

In September 2008, we terminated further development of PRISTIQ for diabetic peripheral neuropathy.

We and our collaboration partner, Progenics, received approval for RELISTOR subcutaneous injection for the treatment of opioid-induced constipation (OIC) in advanced-illness patients who are receiving palliative care, when response to laxative therapy has not been sufficient, from the FDA in April 2008 and from the European Commission in July 2008. We began shipping subcutaneous RELISTOR in the United States in June 2008 and conducted our full U.S. launch of the product in August 2008, and we have been launching subcutaneous RELISTOR in Europe on a country-by-country basis over the past several months. We and Progenics are working to develop subcutaneous and/or oral formulations of RELISTOR for the treatment of OIC in other settings, such as chronic pain. In addition, we and Progenics are studying the results of our Phase 3 studies of intravenous RELISTOR in the management of post-operative ileus to determine whether and how to continue development of the intravenous formulation for this indication.

Our NDA for XYNTHA was approved by the FDA in February 2008, and we began shipping the product in the United States in September 2008. XYNTHA is a recombinant factor VIII product for patients with hemophilia A for both the control and prevention of bleeding episodes and surgical prophylaxis. XYNTHA is manufactured and formulated

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

using an albumin-free process and state-of-the-art nanofiltration technology. It also is the only recombinant factor VIII product to utilize an entirely non-human and non-animal based purification process. Our EU regulatory filing for REFACTO AF, the trade name for XYNTHA in the EU, remains under regulatory review.

With respect to VIVIANT (bazedoxifene), our selective estrogen receptor modulator for postmenopausal osteoporosis, the FDA has advised us that it expects to convene an advisory committee to review our pending NDAs for both the treatment and prevention indications. We have received approvable letters with respect to each of these NDAs, in which, among other things, the FDA requested further analyses and discussion concerning the incidence of stroke and venous thrombotic events, identified certain issues concerning data collection and reporting and requested additional source documents. We expect that the FDA-requested advisory committee meeting will be scheduled following submission of our complete response to the approvable letters with respect to the prevention and treatment indications, which we plan to file in the first half of 2009. In September 2007, we submitted our MAA in Europe for VIVIANT for the treatment and prevention of osteoporosis. During the ongoing review, the assessors have raised concerns similar to the FDA, as well as questions regarding non-clinical safety data. We are submitting responses during the second half of 2008 and now anticipate a CHMP opinion in the 2009 first quarter.

With respect to APRELA (bazedoxifene/conjugated estrogens), our tissue selective estrogen complex under development for menopausal symptoms and osteoporosis, we met with the FDA in early 2008 to review the results from our Phase 3 clinical trials and discuss our planned NDA filing. While our discussions with the FDA are not yet complete, our plans currently contemplate an initial NDA filing for only the lower of the two principal doses studied in those trials. We must successfully complete additional work before filing an NDA, including finalizing our proposed commercial formulation and linking it to the formulations used in the clinical trials, and we now expect to file an initial NDA no earlier than the second half of 2009. Depending on the outcome of this work and future interactions with the FDA, it is possible that additional clinical data may be necessary to support approval.

In September 2008, we withdrew our EU regulatory filing for ANYA, the proposed trade name in the EU for LYBREL (levonorgestrel/ethinyl estradiol), a new low-dose, non-cyclic continuous combination oral contraceptive that was approved by the FDA in May 2007, following a determination by an external scientific advisory group to the CHMP, to which the application was referred, that there was not enough EU data to support the efficacy of the product and that an additional study would be required.

Our Phase 3 clinical program for our new 13-valent pneumococcal conjugate vaccine remains ongoing, with the FDA granting fast track designation to the vaccine for use in infants and toddlers in May 2008. We are submitting our biologics license application for the vaccine to the FDA on a rolling basis as sections of the application are completed in order to facilitate the FDA’s review. Assuming positive results in our Phase 3 program, we expect to complete our U.S. filing for pediatric use of the vaccine in the first quarter of 2009, with other pediatric filings outside the United States expected at the same time or possibly earlier. Our candidate 13-valent pneumococcal conjugate vaccine also is being studied in Phase 3 global clinical trials in adults, with regulatory filings expected in 2010.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

In December 2007, we and our collaboration partner, Elan Corporation, plc (Elan), initiated a Phase 3 clinical program for our immunotherapeutic product candidate, bapineuzumab (AAB-001), for the treatment of patients with mild to moderate Alzheimer’s disease. Elan is conducting the Phase 3 clinical program in North America while we are conducting the program in other countries worldwide. Based on an interim analysis of data from the principal Phase 2 trial, in early 2008, we initiated the submission of clinical trial applications to support initiating the Phase 3 program outside North America prior to the availability of the final Phase 2 data. In some countries, regulatory authorities have asked to review the full Phase 2 data, the Phase 3 protocols and amendments, and/or the Phase 3 safety experience to date before approving the clinical trial applications or permitting continued enrollment and dosing. These actions have resulted in slower enrollment than originally planned, and discussions with regulatory authorities are continuing.

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

Certain Product Liability Litigation

Diet Drug Litigation

Our diet drug litigation is described in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2007 Financial Report and in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the 2008 first and second quarters. The $1,359.0 million reserve balance at September 30, 2008 represents our best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, claims asserted by opt outs from the nationwide settlement and primary pulmonary hypertension (PPH) claims, and including our legal fees related to the diet drug litigation. It is possible that additional reserves may be required in the future, although we do not believe that the amount of any such additional reserves is likely to be material.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

On October 10, 2008, a jury in the Philadelphia Court of Common Pleas hearing the case of Crowder, et al. v. Wyeth, et al., No. 06-00972, returned a verdict in our favor at the close of the first phase of a reverse-bifurcated trial; the trial therefore did not continue to the second, liability, phase. The jury found that plaintiffs had not proved that the use of PONDIMIN by the plaintiffs’ decedent had caused the PPH that led to her death. On October 22, 2008, a jury in New Jersey Superior Court, Bergen County, hearing the case of Stribling v. Wyeth Inc., et al., No. BER-L-2352-07 MT, in which plaintiff alleged that her use of PONDIMIN had caused PPH, returned a verdict in favor of the plaintiff and assessed total compensatory damages of $3.0 million against us. We are reviewing our post-trial options. Prior to the start of both of these trials, the respective courts had ruled that plaintiffs could not pursue claims for punitive damages in the cases. There are no trials of additional diet drug cases scheduled for the remainder of 2008; additional trials are scheduled for 2009. Individual trial results depend on a variety of factors, including many that are unique to the particular case, and our trial results to date, therefore, may not be predictive of future trial results.

Hormone Therapy Litigation

During 2006, we began the first of a number of trials in our hormone therapy litigation, which is described in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2007 Financial Report and in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the 2008 first and second quarters. As of October 29, 2008, we were defending approximately 8,700 actions brought on behalf of approximately 11,000 women in various federal and state courts throughout the United States for personal injuries, including primarily claims for breast cancer, as well as claims for, among other conditions, stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMARIN or PREMPRO. We also face putative class action lawsuits from users of PREMARIN or PREMPRO seeking medical monitoring and purchase price refunds, as well as other damages. Most of these putative class actions have been dismissed or withdrawn, although a hearing for class certification in a West Virginia statewide refund class action is set for later this year.

Of the 30 hormone therapy cases alleging breast cancer that have been resolved after being set for trial, 24 now have been resolved in our favor (by voluntary dismissal by the plaintiffs (14), summary judgment (6), defense verdict (3) or judgment for us notwithstanding the verdict (1)), several of which are being appealed by the plaintiffs. Of the remaining six cases, three such cases have been settled, one resulted in a plaintiffs’ verdict that was vacated by the court and a new trial ordered (which plaintiffs have appealed), and two resulted in plaintiffs’ verdicts that we are appealing. Additional cases have been voluntarily dismissed by plaintiffs before a trial setting. No trials of additional hormone therapy cases are scheduled for the remainder of 2008, although additional trials are scheduled in 2009. Individual trial results depend on a variety of factors, including many that are unique to the particular case, and our trial results to date, therefore, may not be predictive of future trial results.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

As we have not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, we have not established any litigation accrual for our hormone therapy litigation. As of September 30, 2008, we have recorded approximately $170.0 million in insurance receivables relating to defense and settlement costs of our hormone therapy litigation. The insurance carriers that provide coverage that we contend is applicable have generally reserved their rights with respect to such coverage. We continue to provide information to those carriers and to discuss coverage issues. However, two such carriers have denied coverage for the hormone therapy litigation. We believe that those denials are improper and intend to enforce our rights under the terms of those policies.

Our Challenging Business Environment

Generally, we face the same difficult environment that all research-based pharmaceutical companies are confronting. We continue to be challenged by the efforts of government agencies, insurers, employers and consumers to lower prices through leveraged purchasing plans, use of formularies, importation, reduced reimbursement for prescription drugs and other means. Generic products are growing as a percentage of total prescriptions, and generic manufacturers are becoming more aggressive in challenging patents. Insurers and employers are increasingly demanding that patients start with a generic product before switching to a branded product if necessary, and our products increasingly compete with generic products. Competition among branded products also is intensifying. Global economic conditions may accelerate these pricing pressures or lead to increased usage of generic products. Regulatory burdens and safety concerns are increasing both the cost and time it takes to bring new drugs to market. Post-marketing regulatory and media scrutiny of product safety also is increasing.

Certain key challenges to our business are highlighted below, but we encourage you to review “Item 1A. RISK FACTORS” in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 for more information about challenges, risks and uncertainties.

Sales of PROTONIX have been adversely affected in 2008 by the “at risk” launch of generic pantoprazole tablets in the United States by Teva in December 2007, several years in advance of the expiration of the U.S. compound patent that we exclusively license from Nycomed GmbH (Nycomed), and the subsequent “at risk” launch of Sun’s generic pantoprazole tablets in January 2008. Following Teva’s “at risk” launch and its resulting impact on the market, we launched our own generic version of PROTONIX tablets in January 2008. However, sales of our own generic have not, and cannot, offset the substantial harm caused by the launch of the infringing generics. As described in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2007 Financial Report and in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in our Quarterly Reports on Form 10-Q for the 2008 first and second quarters, PROTONIX is the subject of ongoing U.S. patent litigation between us and our partner, Nycomed, and several generic manufacturers. In September 2007, the United States District Court for the District of New Jersey denied our motion for a preliminary injunction against Teva and Sun seeking to prevent the launch of a generic version of PROTONIX prior to resolution of ongoing patent litigation between the parties. The Court determined that Teva had raised sufficient questions about the validity of

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

the patent to preclude the extraordinary remedy of a preliminary injunction. The Court did not conclude that the patent was invalid or not infringed and emphasized that its findings were preliminary. The Court also stated that the generic manufacturers will need to meet a higher burden of proof, clear and convincing evidence, to prove the compound patent is invalid. We and Nycomed have appealed the Court’s denial of the preliminary injunction. In addition, we and Nycomed have filed amended complaints against Teva and Sun seeking damages resulting from their patent infringement and have requested a jury trial. We expect that trial in this matter will occur no earlier than the fourth quarter of 2009. We and Nycomed continue to believe that the PROTONIX patent is valid and enforceable and intend to continue to vigorously enforce our patent rights and seek monetary damages, including for lost profits and other damages, as well as orders prohibiting further infringement of the compound patent. However, the course and outcome of future proceedings cannot be predicted with certainty, and there is no assurance that the validity of the PROTONIX patent will be upheld or that we will recover monetary damages and/or obtain other requested relief.

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

In July 2008, we reached agreement with Impax Laboratories, Inc. (Impax) on a settlement of the U.S. patent litigation pertaining to Impax’s proposed generic version of EFFEXOR XR (extended release capsules). Under the terms of the settlement, we have granted Impax a license that would permit Impax to launch its generic version of EFFEXOR XR (extended

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

release capsules) on or after June 1, 2011, subject to earlier launch in limited circumstances but in no event earlier than January 1, 2011. In connection with the license pursuant to the settlement, Impax will pay us a specified percentage of profit from sales of its generic product. The parties also have agreed that Impax will utilize its neurology-focused sales force to co-promote a product to be named by us.

In November 2008, we settled the U.S. patent litigation pertaining to Anchen’s proposed generic version of EFFEXOR XR (extended release capsules). Under the terms of the settlement, we have granted Anchen a license that would permit Anchen to launch a generic version of EFFEXOR XR (extended release capsules) on or after June 1, 2011, subject to earlier launch in limited circumstances, but in no event earlier than January 1, 2011. In connection with the license, Anchen will pay us a specified percentage of profit from sales of the generic product.

In early 2008, we settled our U.S. patent litigation with Osmotica Pharmaceutical Corp. (Osmotica), which filed an NDA pursuant to 21 U.S.C. 355(b)(2) seeking FDA approval to market extended release venlafaxine HCl tablets. Venlafaxine HCl is the active ingredient used in EFFEXOR XR (extended release capsules). Under the terms of the settlement, we have granted Osmotica a license under certain patents pursuant to which Osmotica will pay us a royalty on sales of its extended release venlafaxine tablet. In May 2008, the FDA approved Osmotica’s tablet product but did not rate it as therapeutically equivalent, also referred to as AB rated, to EFFEXOR XR (extended release capsules). Therefore, Osmotica’s tablet product ordinarily will not be substitutable for EFFEXOR XR (extended release capsules) at the pharmacy level. Osmotica launched its tablet product in October 2008.

In 2007, we granted a covenant not to sue to Sun, which filed an Abbreviated New Drug Application (ANDA) seeking FDA approval to market a venlafaxine HCl extended release tablet. The covenant not to sue is limited to the same three patents involved in the above-mentioned litigations and also is limited to the specific tablet product that is the subject of Sun’s ANDA. Based on existing FDA practice, Sun’s ANDA for a tablet product could be approved without regard to Teva’s 180-day generic exclusivity for a capsule product. While to date the FDA has not approved Sun’s ANDA, if otherwise approvable, Sun’s ANDA could be approved at any time because the compound patent for venlafaxine, and its associated pediatric exclusivity period, expired on June 13, 2008. We anticipate that the FDA would not rate Sun’s tablet product as therapeutically equivalent, also referred to as AB rated, to EFFEXOR XR (extended release capsules). Therefore, Sun’s tablet product ordinarily would not be substitutable for EFFEXOR XR (extended release capsules) at the pharmacy level.

We expect that Osmotica’s launch of a tablet product (and any such launch of a tablet product by Sun in the event that Sun obtains FDA approval) will negatively impact our sales of EFFEXOR XR (extended release capsules) in the United States, though we believe any impact in the 2008 fourth quarter will be limited. While we expect that the availability of one or more tablet products will result in further erosion of EFFEXOR XR (extended release capsules) sales in 2009, we believe that the overall impact will be much less significant than would be expected from AB rated generic competition.

Generic versions of EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) also have been introduced in certain major markets outside the United States. With the exception of Canada, where our combined net revenue from EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) has decreased significantly since the availability of generic versions beginning in December 2006, the impact on our overall EFFEXOR results for the 2008 first nine months was limited. However, the

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

compound patent for venlafaxine in most remaining markets outside the United States expires in December 2008. Accordingly, we expect a more substantial impact on our sales of EFFEXOR during the 2008 fourth quarter and throughout 2009 as generic versions are introduced in additional markets outside the United States.

In addition, in the United States, demand in the 2008 third quarter for EFFEXOR XR (extended release capsules) continued to decline slightly as we shifted promotional support to PRISTIQ, our new product for the treatment of adult patients with major depressive disorder, which was launched in May 2008. PRISTIQ competes directly with our EFFEXOR family of products, and sales of EFFEXOR may be adversely impacted over time by the reduction in promotional support.

Compound patent protection for ZOSYN expired in the United States in February 2007. Certain additional process and manufacturing patent protection remains. Our current formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection extending to 2023. We believe that the timing and impact of generic competition for ZOSYN in the United States will depend, among other factors, upon the timing and nature of the FDA’s response to the citizen petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 14 to our consolidated financial statements, “Contingencies and Commitments,” in our 2007 Financial Report. Generic competition for ZOSYN in the United States could occur at any time and likely would have a significant adverse impact on our sales of the product. Compound patent protection for ZOSYN (TAZOCIN internationally) expired in most major markets outside the United States in early July 2007. Accordingly, we are facing generic competition in several major markets outside the United States and may face generic competition in additional countries in the near future.

In addition to competition from generic manufacturers, we also face substantial competition from competing branded products. For example, ENBREL faces competition from multiple alternative therapies depending on the indication and faces potential competition from therapies under development. In addition, a competitor is developing a 10-valent pneumococcal vaccine which, if approved, would compete with PREVNAR and/or our investigational 13-valent pneumococcal vaccine.

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

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

In October 2007, the FDA convened a joint meeting of the Pediatric and Nonprescription Drugs Advisory Committees to discuss the safety and efficacy of over-the-counter (OTC) cough and cold products for use in children. The advisory committees recommended that these products no longer be used in children under the age of six. On October 2, 2008, the FDA held a public hearing to solicit comment on certain scientific, regulatory and product use topics relating to children’s cough and cold products, and the FDA has indicated that it intends to issue proposed revised regulations on the use of OTC cough and cold products in children. We have initiated voluntary changes to the labeling of our ROBITUSSIN and DIMETAPP family of products to simplify the product labels by, among other things, separating ROBITUSSIN into two product lines: adult (for adults and children ages 12 and up) and children’s. Regulatory agencies in other countries also have made, and in the future may make, related recommendations on these products. These events have resulted in lower sales of our ROBITUSSIN and DIMETAPP family of products and may further adversely impact sales of these products in the future.

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

Our Productivity Initiative

In the 2008 third quarter, we continued to implement and realize the benefits of Project Impact, a company-wide program launched in 2008 designed to initially address short-term fiscal challenges, particularly the significant loss of sales and profits resulting from the launch of generic versions of PROTONIX. Longer-term, Project Impact will include strategic actions designed to fundamentally change how we conduct business as we adapt to the continuously changing business climate. See Note 5 to our consolidated condensed financial statements, “Productivity Initiative,” contained in this Quarterly Report on Form 10-Q for additional information.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our 2007 Financial Report. Other than the adoption of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (SFAS No. 157), as discussed in Note 4 to our consolidated condensed financial statements, “Fair Value Measurements,” contained in this Quarterly Report on Form 10-Q, there were no changes in our critical accounting policies from the year ended December 31, 2007.

Results of Operations

Net Revenue

Worldwide Net revenue increased 4% for the 2008 third quarter compared with the 2007 third quarter due to increases in net revenue in the Pharmaceuticals and Animal Health segments, reflecting in part the favorable impact of foreign exchange, which were offset, in part, by a decline in net revenue in the Consumer Healthcare segment. Worldwide Net revenue increased 5% for the 2008 first nine months compared with the 2007 first nine months due to increases in net revenue in the Pharmaceuticals, Consumer Healthcare and Animal Health segments, reflecting, in part, the favorable impact of foreign exchange. International growth of 16% and 20% for the 2008 third quarter and first nine months, respectively, was driven primarily by increased volume and the favorable impact of foreign exchange. Excluding the favorable impact of foreign exchange, worldwide Net revenue increased 2% for the 2008 third quarter and increased 1% for the 2008 first nine months. The favorable impact of foreign exchange on net revenue during the first nine months of 2008 is not expected to continue in the 2008 fourth quarter given current foreign exchange rates. If current rates continue, 2009 net revenue would be adversely affected. In addition, it is possible that global economic conditions could have a further negative impact on our revenue and business.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

The following table sets forth worldwide Net revenue results by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Net Revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions) Segment	2008	2007	% Increase (Decrease)	2008	2007	% Increase
Pharmaceuticals	$4,890.2	$4,669.9	5%	$14,616.2	$13,897.6	5%
Consumer Healthcare	678.2	715.0	(5)%	2,018.3	1,949.6	4%
Animal Health	261.2	234.7	11%	851.1	789.1	8%

Total	$5,829.6	$5,619.6	4%	$17,485.6	$16,636.3	5%

The following table sets forth the percentage changes in worldwide Net revenue by reportable segment and geographic area from the comparable periods in the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

	% Increase (Decrease) Three Months Ended September 30, 2008				% Increase (Decrease) Nine Months Ended September 30, 2008
	Volume	Price	Foreign Exchange	Total Net Revenue	Volume	Price	Foreign Exchange	Total Net Revenue
Pharmaceuticals
United States	(3)%	(3)%	—	(6)%	(6)%	(2)%	—	(8)%
International	13%	—	4%	17%	11%	1%	8%	20%
Total	5%	(2)%	2%	5%	2%	(1)%	4%	5%
Consumer Healthcare
United States	(18)%	1%	—	(17)%	(10)%	3%	—	(7)%
International	3%	3%	3%	9%	4%	2%	9%	15%
Total	(8)%	2%	1%	(5)%	(3)%	3%	4%	4%
Animal Health
United States	(9)%	1%	—	(8)%	(14)%	4%	—	(10)%
International	21%	—	3%	24%	14%	—	8%	22%
Total	9%	—	2%	11%	1%	2%	5%	8%
Total
United States	(5)%	(3)%	—	(8)%	(7)%	(1)%	—	(8)%
International	12%	—	4%	16%	11%	1%	8%	20%
Total	3%	(1)%	2%	4%	1%	—	4%	5%

Pharmaceuticals

Worldwide Pharmaceuticals net revenue increased 5% for the 2008 third quarter and first nine months due primarily to higher sales of ENBREL, PREVNAR and Nutritional products, as well as the favorable impact of foreign exchange. Net revenue for EFFEXOR and ZOSYN also increased for the 2008 third quarter and first nine months. The increase in Pharmaceuticals net revenue was offset, in part, by lower sales of the PROTONIX family.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

ENBREL net revenue, outside the United States and Canada, increased 32% for the 2008 third quarter and 35% for the 2008 first nine months due primarily to increased volume and the favorable impact of foreign exchange. ENBREL alliance revenue in the United States and Canada increased 23% for the 2008 third quarter and first nine months. The increase in ENBREL alliance revenue for the 2008 first nine months was due, in part, to increased demand and a wholesaler inventory build in the 2008 first quarter, which reflects Amgen’s change to a new wholesaler distribution model. PREVNAR achieved global net revenue increases of 13% and 12% for the 2008 third quarter and first nine months, respectively, due to increased volume and the favorable impact of foreign exchange. Net revenue for Nutritional products increased 18% and 19% for the 2008 third quarter and first nine months, respectively, due to price and volume increases, as well as the favorable impact of foreign exchange. Price increases and the favorable impact of foreign exchange, which were partially offset by decreased volume, were the primary drivers for EFFEXOR net revenue increases of 3% and 7% for the 2008 third quarter and first nine months, respectively. The increases in ZOSYN net revenue of 7% and 14% for the 2008 third quarter and first nine months, respectively, were primarily due to increased volume. Net revenue for the PREMARIN family of products decreased 8% for the 2008 third quarter primarily due to volume decreases, and for the 2008 first nine months, PREMARIN family net revenue increased 2%, primarily due to price increases, which were offset, in part, by decreased volume. The increases in sales of BENEFIX of 20% and 49% for the 2008 third quarter and first nine months, respectively, were due to increased volume primarily associated with the reacquisition of European product rights in the 2007 third quarter. Also contributing to net revenue growth in the Pharmaceuticals segment were sales of our new products TYGACIL, TORISEL and PRISTIQ. Excluding the favorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 3% for the 2008 third quarter and increased 1% for the 2008 first nine months.

Consumer Healthcare

Worldwide Consumer Healthcare net revenue decreased 5% for the 2008 third quarter due primarily to decreases in sales of ROBITUSSIN, DIMETAPP and ADVIL, partially offset by an increase in sales of CENTRUM and CALTRATE and the favorable impact of foreign exchange. U.S. Consumer Healthcare net revenue decreased 17% for the 2008 third quarter, reflecting a significant drop in our cough/cold business. The cough/cold market is changing considerably as illustrated by the recent FDA and industry announcements regarding the use of these products in children. The weaker U.S. economy also had an impact, as consumers shifted buying patterns to non-branded products. Worldwide Consumer Healthcare net revenue increased 4% for the 2008 first nine months due primarily to an increase in sales of CENTRUM and CALTRATE and the favorable impact of foreign exchange, which were partially offset by lower sales of ROBITUSSIN and DIMETAPP. Excluding the favorable impact of foreign exchange, worldwide Consumer Healthcare net revenue decreased 6% for the 2008 third quarter, and the 2008 first nine months was comparable to the 2007 first nine months.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

Animal Health

Worldwide Animal Health net revenue for the 2008 third quarter increased 11% due primarily to higher sales of livestock products driven by ZULVAC bluetongue vaccine and equine products and the favorable impact of foreign exchange. For the 2008 first nine months, net revenue increased 8% due primarily to higher sales of livestock, poultry and companion animal products and the favorable impact of foreign exchange, offset, in part, by lower sales of equine products. Excluding the favorable impact of foreign exchange, worldwide Animal Health net revenue increased 9% for the 2008 third quarter, and 3% for the 2008 first nine months.

The following tables set forth the significant Pharmaceuticals, Consumer Healthcare and Animal Health worldwide net revenue by product for the three and nine months ended September 30, 2008 compared with the same periods in 2007:

Pharmaceuticals
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
EFFEXOR	$982.7	$957.6	$3,026.3	$2,825.7
PREVNAR	716.9	634.0	2,113.4	1,883.4
ENBREL
Outside U.S. and Canada	697.1	526.6	1,995.1	1,479.7
Alliance revenue - U.S. and Canada	293.6	238.8	903.6	733.9
Nutritionals	407.4	345.8	1,248.7	1,050.4
ZOSYN/TAZOCIN	304.7	284.1	965.9	845.2
PREMARIN family	261.6	283.0	808.6	791.1
PROTONIX family(1)	233.5	425.3	620.7	1,449.7
BENEFIX	150.6	125.1	453.2	303.7
rhBMP-2	105.3	92.8	305.4	284.4
Oral contraceptives	95.8	111.1	304.6	330.0
RAPAMUNE	90.7	93.0	285.9	265.2
REFACTO	97.8	85.7	285.1	247.6
TYGACIL	57.8	37.3	156.0	97.0
TORISEL	34.0	10.5	87.3	10.5
Other	360.7	419.2	1,056.4	1,300.1

Total Pharmaceuticals	$4,890.2	$4,669.9	$14,616.2	$13,897.6

(1)

PROTONIX family net revenue for the 2008 third quarter and 2008 first nine months reflects revenue from both the branded product, $91.2 and $279.3, respectively, and our own generic version, $142.3 and $341.4, respectively.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

Consumer Healthcare
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
CENTRUM	$186.0	$173.8	$558.1	$500.8
ADVIL	165.4	177.9	502.4	497.7
CALTRATE	64.4	59.3	188.3	165.2
ROBITUSSIN	45.3	71.7	117.7	147.9
PREPARATION H	27.3	26.7	85.3	81.4
CHAPSTICK	38.1	38.0	84.1	80.1
ADVIL COLD & SINUS	19.8	19.7	50.4	47.8
Other	131.9	147.9	432.0	428.7

Total Consumer Healthcare	$678.2	$715.0	$2,018.3	$1,949.6

Animal Health
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Livestock products	$134.3	$116.4	$395.2	$345.8
Companion animal products	66.1	64.5	244.4	240.6
Poultry products	32.8	31.9	106.2	92.8
Equine products	28.0	21.9	105.3	109.9

Total Animal Health	$261.2	$234.7	$851.1	$789.1

Sales Deductions

We deduct certain items from gross revenue that primarily consist of provisions for product returns, cash discounts, chargebacks/rebates, customer allowances and consumer sales incentives. The provision for chargebacks/rebates relates primarily to U.S. sales of pharmaceutical products provided to wholesalers and managed care organizations under contractual agreements or to certain governmental agencies that administer benefit programs, such as Medicaid. While different programs and methods are utilized to determine the chargeback or rebate provided to the customer, we consider both to be a form of price reduction. Chargebacks/rebates approximated $626.6 million for the 2008 third quarter and $1,787.7 million for the 2008 first nine months compared with $638.4 million for the 2007 third quarter and $1,920.9 million for the 2007 first nine months. The decrease in chargebacks/rebates was due primarily to lower managed care, Medicare Part D and wholesaler rebates as a result of decreased PROTONIX sales. Except for chargebacks/rebates, provisions for each of the other components of sales deductions, including product returns, are individually less than 2% of gross sales.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

Operating Expenses

Cost of goods sold, as a percentage of Net revenue, decreased 1.8 percentage points to 27.0% for the 2008 third quarter compared with 28.8% for the 2007 third quarter and decreased 0.2 percentage points to 27.6% for the 2008 first nine months compared with 27.8% for the 2007 first nine months. The decrease in the 2008 third quarter was due, in part, to a favorable product mix and slightly lower manufacturing variances and inventory adjustments. The decrease also was due to lower productivity initiative charges.

Selling, general and administrative expenses, as a percentage of Net revenue, decreased 1.6 percentage points to 28.1% in the 2008 third quarter from 29.7% in the 2007 third quarter. The 2008 third quarter decreases were primarily due to the realization of cost savings as a result of our productivity initiative, as well as decreased marketing expenses related to PROTONIX. Selling, general and administrative expenses, as a percentage of Net revenue, increased 0.4 percentage points to 29.7% in the 2008 first nine months from 29.3% in the 2007 first nine months. The 2008 first nine months increases were primarily due to expenses incurred as part of our ongoing productivity initiative and increased legal expenses.

Research and development expenses remained consistent for the 2008 third quarter and increased 4% for the 2008 first nine months compared with the 2007 third quarter and first nine months, respectively. The 2008 first nine months increase was primarily due to higher spending on various late-stage clinical programs, including our 13-valent pneumococcal conjugate vaccine and bapineuzumab and higher charges related to our productivity initiative.

Interest (Income) Expense, Net and Other (Income) Expense, Net

Interest (income) expense, net for the three and nine months ended September 30, 2008 and 2007 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Interest expense	$145.5	$179.0	$434.1	$505.3
Interest income	(113.8)	(196.1)	(377.8)	(517.7)
Less: Interest expense capitalized for capital projects	(18.7)	(22.5)	(52.1)	(61.0)

Total interest (income) expense, net	$13.0	$(39.6)	$4.2	$(73.4)

The decrease in interest income is primarily due to a decrease in interest rates earned on our cash balances in 2008 as compared with 2007 interest rates.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

Other (income) expense, net for the 2008 third quarter was expense of $101.9 million compared with income of $61.4 million for the 2007 third quarter. Other income, net decreased from $251.7 million for the 2007 first nine months to $86.3 million for the 2008 first nine months, primarily due to net losses on marketable securities, including write-downs of approximately $68.7 million relating to Lehman Brothers and Washington Mutual bonds and losses on foreign exchange hedging contracts, which were offset, in part, by a gain related to the sale of a manufacturing facility in Japan and a one-time receipt of $60.0 million related to the previously divested SYNVISC product line.

Income (Loss) before Income Taxes

The following table sets forth worldwide income (loss) before income taxes by reportable segment together with the percentage changes from the comparable periods in the prior year:

	Income (Loss) before Income Taxes
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions) Segment	2008	2007	% Increase/ (Decrease)	2008	2007	% Increase/ (Decrease)
Pharmaceuticals(1)	$1,847.1	$1,604.8	15%	$5,284.3	$4,870.5	8%
Consumer Healthcare(1)	123.6	121.3	2%	364.7	329.4	11%
Animal Health	23.4	35.1	(33)%	154.6	167.1	(7)%
Corporate(2)	(286.3)	(127.3)	(125)%	(719.0)	(273.3)	(163)%

Total	$1,707.8	$1,633.9	5%	$5,084.6	$5,093.7	—

(1)

Income (loss) before income taxes for the 2008 third quarter and 2008 first nine months included gains from product divestitures, primarily in the Pharmaceuticals and Consumer Healthcare segments, of approximately $15.6 and $48.8, respectively, compared with $2.7 and $60.3 for the 2007 third quarter and 2007 first nine months, respectively.

(2)

Corporate loss before income taxes included a net charge related to our productivity initiative of $115.2 and $351.4 for the 2008 third quarter and 2008 first nine months, respectively, compared with a net charge of $117.1 and $209.5 for the 2007 third quarter and 2007 first nine months, respectively. Also included in Corporate loss before income taxes for the 2008 third quarter and first nine months were net losses on marketable securities, including write-downs of approximately $68.7 relating to Lehman Brothers and Washington Mutual bonds. In addition, Corporate loss before income taxes included interest expense, net of $12.9 for the 2008 third quarter and $4.2 for the 2008 first nine months compared with interest income, net of $39.6 for the 2007 third quarter and $73.4 for the 2007 first nine months. The productivity initiative charges related to the reportable segments are as follows:

	Productivity Initiative Charges
	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2008	2007	2008	2007
Pharmaceuticals	$106.9	$115.1	$408.0	$199.5
Consumer Healthcare	5.8	0.9	31.4	6.9
Animal Health	1.5	1.1	5.2	3.1
Corporate	1.0	—	11.4	—

Total productivity initiative charges	115.2	117.1	456.0	209.5
Gain on asset sale - Pharmaceuticals	—	—	(104.6)	—

Net productivity initiative charges	$115.2	$117.1	$351.4	$209.5

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

Worldwide Pharmaceuticals income before income taxes for the 2008 third quarter and 2008 first nine months increased 15% and 8%, respectively, due primarily to higher net revenue and lower selling, general and administrative expenses, as a percentage of net revenue, which were offset, in part, by lower other income, net.

Worldwide Consumer Healthcare income before income taxes for the 2008 third quarter increased 2% due primarily to lower cost of goods sold, as a percentage of net revenue, and higher other income, net, which were partially offset by higher selling, general and administrative expenses, as a percentage of net revenue. Worldwide Consumer Healthcare income before income taxes for the 2008 first nine months increased 11% due primarily to higher net revenue, lower cost of goods sold, as a percentage of net revenue, and higher other income, net.

Worldwide Animal Health income before income taxes for the 2008 third quarter and 2008 first nine months decreased 33% and 7%, respectively, due primarily to higher cost of goods sold, as a percentage of net revenue, higher selling, general and administrative expenses, as a percentage of net revenue, and higher other expense, net, which were partially offset by higher net revenue.

Corporate expenses, net for the 2008 third quarter and 2008 first nine months were $286.3 million and $719.0 million, respectively, compared with $127.3 million and $273.3 million for the 2007 third quarter and first nine months. The increase in Corporate expenses, net, resulted from higher general and administrative expenses related to our productivity initiative charges, increased other expense, net and increased interest expense, net.

Income Taxes

The effective tax rates were 33.3% and 32.0% for the 2008 third quarter and first nine months, respectively, compared with 29.9% and 29.4% for the 2007 third quarter and first nine months, respectively. The tax rate for the 2008 first nine months does not include any benefit from the U.S. Research and Development Tax Credit, which expired in December 2007 but was subsequently renewed on October 3, 2008. The full-year benefit of the tax credit will be reflected in our 2008 fourth quarter tax rate. In addition, the increase in the 2008 third quarter tax rate versus the 2007 third quarter was partially due to certain charges in countries with lower tax rates.

Consolidated Net Income and Diluted Earnings per Share Results

Net income for the 2008 third quarter was $1,138.4 million compared with net income of $1,145.9 million for the 2007 third quarter, decreasing 1%. Diluted earnings per share for the 2008 third quarter was $0.84, consistent with diluted earnings per share for the 2007 third quarter. Net income and diluted earnings per share for the 2008 first nine months was $3,457.4 million and $2.56, respectively, compared with net income and diluted earnings per share of $3,598.5 million and $2.63 for the 2007 first nine months, decreasing 4% and 3%, respectively.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

Our management uses various measures to manage and evaluate our performance and believes it is appropriate to specifically identify certain significant items included in net income and diluted earnings per share to assist investors with analyzing ongoing business performance and trends. In particular, our management believes that comparisons between 2008 and 2007 third quarter and first nine months results of operations are impacted by the following items that are included in net income and diluted earnings per share:

•

2008 third quarter charges of $115.2 million ($79.8 million after-tax or $0.06 per share-diluted) and 2008 first nine months net charges of $351.4 million ($259.9 million after-tax or $0.19 per share-diluted) related to our productivity initiative.

•

2007 third quarter charges of $117.1 million ($86.0 million after-tax or $0.06 per share-diluted) and 2007 first nine months charges of $209.5 million ($152.5 million after-tax or $0.11 per share-diluted) related to our productivity initiative.

The productivity initiative charges have been identified as significant items by our management as these charges are not considered to be indicative of continuing operating results.

Liquidity, Financial Condition and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents increased $666.9 million during the 2008 first nine months. Sources of cash flows during the 2008 first nine months related primarily to the following items:

•	Net increase in cash from operating activities of $3,733.8 million;

•	Proceeds of $1,438.5 million related to the sales and maturities of marketable securities; and

•	Proceeds of $163.8 million related to sales of assets, primarily due to the sale of a manufacturing facility in Japan.

These sources of cash were offset by the following items:

•	Purchases of $1,650.0 million of marketable securities;

•	Dividend payments of $1,120.8 million;

•	Payments of $899.3 million related to our diet drug litigation;

•	Capital expenditures totaling $875.1 million;

•	Purchases of Wyeth common stock for treasury totaling $491.1 million;

•	Repayments of debt totaling $300.0 million; and

•	Purchase of a business totaling $300.0 million.

The increase in working capital of $267.1 million, which excludes the effect of foreign exchange, resulted primarily from decreases in accounts payable and accrued expenses and increases in accounts receivable offset, in part, by decreases in other current assets related to payments made in connection with our diet drug litigation.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

Total Debt

At September 30, 2008, we had outstanding $11,510.5 million in total debt, which consisted of notes payable and other debt. Maturities of our obligations as of September 30, 2008 are set forth below:

(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Total debt	$11,510.5	$1,041.2	$1,589.8	$1,519.6	$7,359.9

The following represents our credit ratings as of September 30, 2008:

	Moody’s	S&P	Fitch
Short-term debt	P-2	A-1	F-2
Long-term debt	A3	A+	A-
Outlook	Stable	Stable	Stable
Last rating update	January 31, 2008	June 21, 2007	February 11, 2008

We maintain a $3,000.0 million, five-year credit facility with a group of banks and financial institutions that matures in August 2012. The credit facility agreement requires us to maintain a ratio of consolidated adjusted indebtedness to adjusted capitalization not to exceed 60%. The proceeds from the credit facility may be used for our general corporate and working capital requirements and for support of our commercial paper, if any. As of the date hereof, we have no borrowings outstanding under this facility, nor do we have any commercial paper outstanding that is supported by this facility.

Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, which defines fair value and establishes a framework for measuring the fair value of certain assets and liabilities (see Note 4 to our consolidated condensed financial statements, “Fair Value Measurements,” contained in this Quarterly Report on Form 10-Q). As discussed in Note 4, our use of significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities was not material, as it represented less than 1% of total assets and liabilities that are measured at fair value. The adoption of SFAS No. 157 did not have a material impact on our results of operations, liquidity or capital resources for the 2008 third quarter or first nine months, nor do we expect SFAS No. 157 to have a material impact on our results of operations, liquidity or capital resources in future periods.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

Other

We have a share repurchase program that authorizes us to buy back up to $5.0 billion of our common stock. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. We intend to fund any share repurchases under the program with cash from operations.

Except for the California Franchise Tax Board, where we have filed protests for the 1996-2003 tax years, taxing authorities generally are reviewing our tax returns for post-2001 tax years, including the Internal Revenue Service (IRS), which is auditing our tax returns for the 2002-2005 tax years. As part of this audit, the IRS is examining the pricing of our cross-border arrangements. While we believe that the pricing of these arrangements is appropriate and that our reserves are adequate with respect to such pricing, it is possible that the IRS will propose adjustments in excess of such reserves and that conclusion of the audit will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on our results of operations or cash flows in the period in which an adjustment is recorded and in future periods. We believe that an unfavorable resolution for open tax years would not be material to our financial position; however, each year, we record significant tax benefits with respect to our cross-border arrangements, and the possibility of a resolution that is material to our financial position cannot be excluded.

As more fully described in Note 8 to the consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and in our 2007 Financial Report and our Quarterly Reports on Form 10-Q for the 2008 first and second quarters, we are involved in various legal proceedings. We intend to vigorously defend ourself and our products in these litigations and believe our legal positions are strong. However, from time to time, we may settle or decide no longer to pursue particular litigation as we deem advisable. In light of the circumstances discussed therein, it is not possible to determine the ultimate outcome of these proceedings, and, therefore, it is possible that the ultimate outcome of these proceedings could be material to our results of operations, cash flows and financial position.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

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

•

Our expectations, beliefs, plans, strategies, anticipated developments and other matters that are not historical facts, including plans to continue our productivity initiative and expectations regarding growth in our business;

•	Anticipated future charges and cost savings related to implementing our productivity initiative;

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

•

Our assessment of the Phase 2 data for bapineuzumab and its implications for the Phase 3 program and future development of bapineuzumab, as well as our assessment of the status of the ongoing Phase 3 program;

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

•

Opinions and projections regarding impact from, and estimates made for purposes of accruals for, future liabilities with respect to taxes, product liability claims and other litigation (including the diet drug litigation and hormone therapy litigation), environmental cleanup and other potential future costs;

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

and Results of Operations

Three Months and Nine Months Ended September 30, 2008

•	Our and our collaboration partners’ ability to protect our intellectual property, including patents;

•	Minimum terms for patent protection with respect to various products;

•

Timing and impact of generic competition for EFFEXOR and EFFEXOR XR, including the impact of our settlement of patent litigation with Teva, Osmotica, Impax and Anchen and the covenant not to sue we granted to Sun;

•

Impact of generic competition for PROTONIX, including the “at risk” launches by Teva and Sun, and our expectations regarding the outcome of our patent litigation against generic manufacturers with regard to PROTONIX;

•	Timing and impact of generic competition for ZOSYN/TAZOCIN;

•	Impact of legislation or regulation affecting product approval, pricing, reimbursement or patient access, both in the United States and internationally;

•	Impact of managed care or health care cost-containment;

•	Impact of competitive products, including generics;

•	Impact of uncertainties in the global economic environment; and

•	Interest rate and exchange rate fluctuations and our expectations regarding the anticipated impact of current credit and financial market conditions.

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

The market risk disclosures appearing on page 68 of our 2007 Financial Report have not materially changed from December 31, 2007. At September 30, 2008, the fair values of our financial instruments were as follows:

	Notional/ Contract Amount	Assets (Liabilities)
(In millions) Description		Carrying Value	Fair Value
Forward contracts(1)	$3,465.2	$168.0	$168.0
Option contracts(1)	1,191.7	54.1	54.1
Interest rate swaps(2)	5,344.5	164.3	164.3

(1)

The forward and option contracts are primarily related to our programs to manage our exposure to intercompany and third-party foreign currency risk. If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net receivable on the forward contracts and option contracts would collectively decrease or increase by approximately $299.0.

(2)	Interest rate swaps notional/contract amount includes $5,000.0 related to outstanding debt.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The fair value of forward contracts, currency option contracts and interest rate swaps reflects the present value of the contracts at September 30, 2008. Under SFAS No. 157, consideration should be given to the impact of third-party credit risk when determining fair value. Currently, any impact is not considered significant. The carrying value of our outstanding debt as of September 30, 2008 approximates fair value. If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $727.9 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting

During the 2008 third quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

The information set forth in Note 8 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Information regarding risk factors appears in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Our Challenging Business Environment” and “Cautionary Note Regarding Forward-Looking Statements” contained in our 2007 Financial Report, this Quarterly Report on Form 10-Q and our Quarterly Reports on Form 10-Q for the 2008 first and second quarters and in “Item 1A. RISK FACTORS” of our 2007 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2007 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to our repurchases of shares of our common stock during the 2008 third quarter:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(1)	(Dollars in millions) Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs(1)
July 1, 2008 through July 31, 2008	351,846	$41.67	300,000	$3,349.2
August 1, 2008 through August 31, 2008	811,984	41.33	749,900	3,318.2
September 1, 2008 through September 30, 2008	1,280,874	39.92	1,257,800	3,268.1

Total	2,444,704	$40.64	2,307,700

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

(2)

In addition to purchases under the share repurchase program, these columns reflect the following transactions during the 2008 third quarter: (i) the open market purchase of 14,586 shares of common stock to satisfy equivalent dividends paid to employees’ and non-employee directors’ restricted stock trust holdings; (ii) the reacquisition of 1,235 shares of common stock in connection with the administration of our stock incentive program; (iii) the surrender to us of 17,710 shares of common stock to satisfy tax withholding obligations for employees in connection with the issuance of restricted stock and/or performance share awards and (iv) the deemed surrender to us of 103,473 shares of common stock to satisfy tax withholding obligations in connection with the distribution of shares held in trust for employees who deferred receipt of such shares.

Item 6.	Exhibits

Exhibit No.	Description

(10.1)	Form of 2008 Performance Share Award Agreement for named executive officers and certain other executive officers (replacement for form filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wyeth
(Registrant)

By:	/s/ John C. Kelly
John C. Kelly
Vice President and Controller (Duly Authorized Signatory and Chief Accounting Officer)

Date: November 5, 2008

Exhibit Index

Exhibit No.	Description

(10.1)	Form of 2008 Performance Share Award Agreement for named executive officers and certain other executive officers (replacement for form filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-1