Form 10-K
period 2008-12-31
WYETH
filed 2009-02-27
CIK 5187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Aggregate market value at June 30, 2008	$63,461,870,952

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at January 31, 2009
Common Stock, $0.33 1/3 par value	1,331,416,350

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

(1)	2008 Financial Report—In Parts I and II
(2)	Definitive Proxy Statement expected to be filed no later than 120 days after the end of the fiscal year covered by this Form 10-K – In Part III

PART I

ITEM 1.	BUSINESS

General

Unless stated to the contrary, or unless the context otherwise requires, references to “Wyeth,” “the company,” “our company,” “our” or “us” in this report include Wyeth and its subsidiaries.

Wyeth, a Delaware corporation, organized in 1926, is currently engaged in the discovery, development, manufacture, distribution and sale of a diversified line of products in three primary businesses: Wyeth Pharmaceuticals, which we refer to as Pharmaceuticals, Wyeth Consumer Healthcare, which we refer to as Consumer Healthcare, and Fort Dodge Animal Health, which we refer to as Animal Health. Pharmaceuticals includes branded human ethical pharmaceuticals, biotechnology products, vaccines and nutritional products. Pharmaceuticals products include neuroscience therapies, musculoskeletal therapies, vaccines, nutritional products, anti-infectives, women’s health care products, hemophilia treatments, gastroenterology drugs, immunological products and oncology therapies. Consumer Healthcare products include pain management therapies, including analgesics and heat wraps, cough/cold/allergy remedies, nutritional supplements, and hemorrhoidal care and personal care items sold over-the-counter (OTC). Animal Health products include vaccines, pharmaceuticals, parasite control and growth implants.

On January 26, 2009, we announced that we had entered into a definitive merger agreement with Pfizer Inc. (Pfizer) and a wholly owned subsidiary of Pfizer, pursuant to which the Pfizer subsidiary will merge with and into the company, with the company surviving as a wholly owned subsidiary of Pfizer. Under the terms of the merger agreement, each outstanding share of our common stock, other than shares of restricted stock (for which holders will be entitled to receive cash consideration pursuant to separate terms of the merger agreement), and shares of common stock held directly or indirectly by the company or Pfizer (which will be canceled as a result of the proposed merger), and other than those shares with respect to which appraisal rights are properly exercised and not withdrawn, will be converted into the right to receive $33.00 in cash, without interest, and 0.985 shares of common stock of Pfizer. The proposed merger has been approved by the Board of Directors of both companies and remains subject to approval by our stockholders, as well as certain additional conditions and approvals of various regulatory authorities. There are no assurances that the proposed merger with Pfizer will be consummated on the expected timetable (during the second half of 2009), or at all. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of our proposed merger with Pfizer. See Note 17 to our consolidated financial statements, Merger Agreement with Pfizer, contained in our 2008 Financial Report, which is incorporated herein by reference, for additional details.

The following transactions are further described in Note 2 to our consolidated financial statements, Other Transactions, in our 2008 Financial Report:

•	The acquisition of THERMACARE in 2008;

•

The equity purchase agreement with Takeda Pharmaceutical Company Limited (Takeda), whereby we increased our ownership of an affiliated entity in Japan from 70% to 80% in 2006 and purchased the remaining 20% minority interest held by Takeda in 2007; and

•	The 2008, 2007 and 2006 net gains on sales and dispositions of assets.

Reportable Segments

Financial information, by reportable segment, for each of the three years ended December 31, 2008, 2007 and 2006 is set forth in Note 16 to our consolidated financial statements, Company Data by Segment, in our 2008 Financial Report.

We have four reportable segments: Pharmaceuticals, Consumer Healthcare, Animal Health and Corporate. Our Pharmaceuticals, Consumer Healthcare and Animal Health reportable segments are strategic business units that offer different products and services. The reportable segments are managed separately because they develop, manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. We sell our diversified line of products to wholesalers, pharmacies, hospitals, governments, physicians, retailers and other health care institutions located in various markets in 145 countries throughout the world. Wholesale distributors and large retail establishments account for a large portion of our net revenue and trade receivables, especially in the United States. Our top three wholesale distributors accounted for approximately 29%, 32% and 31% of our net revenue in 2008, 2007 and 2006, respectively. Our largest wholesale distributor accounted for approximately 11%, 13% and 14% of net revenue in 2008, 2007 and 2006, respectively. We continuously monitor the creditworthiness of our customers. The product designations appearing in differentiated type are trademarks.

PHARMACEUTICALS SEGMENT

The Pharmaceuticals segment develops, manufactures, distributes and sells branded human ethical pharmaceuticals, biotechnology products, vaccines and nutritional products. These products are promoted and sold worldwide primarily to wholesalers, pharmacies, hospitals, governments, physicians, retailers and other human health care institutions. Some of these sales are made to large buying groups representing certain of these customers. Product categories and their respective products include: neuroscience therapies, including EFFEXOR and EFFEXOR XR (marketed as EFEXOR and EFEXOR XR internationally) and PRISTIQ; vaccines, including PREVNAR (marketed as PREVENAR internationally); musculoskeletal therapies, including ENBREL (co-promoted in the United States and Canada with Amgen, Inc. (Amgen)); nutritional products, including S-26 GOLD, PROGRESS GOLD and PROMIL GOLD (international markets only); gastroenterology drugs, including PROTONIX and generic pantoprazole (United States market only); anti-infectives, including ZOSYN (marketed as TAZOCIN internationally) and TYGACIL; oncology therapies, including TORISEL; hemophilia treatments, including BENEFIX Coagulation Factor IX (Recombinant), REFACTO albumin-free formulated Factor VIII (Recombinant) and XYNTHA/REFACTO AF (the European Union (EU) trade name for XYNTHA); immunological products, including RAPAMUNE; and women’s health care products, including PREMARIN and PREMPRO. We manufacture these products in the United States and Puerto Rico, and in 13 other countries.

Sales of EFFEXOR and EFFEXOR XR were 17%, 17% and 18% of net revenue for 2008, 2007 and 2006, respectively. Sales of ENBREL, including the alliance revenue recognized from a co-promotion agreement with Amgen for the United States and Canada, were 17%, 14% and 12% of net revenue for 2008, 2007 and 2006, respectively. Sales of PREVNAR were 12% and 11% of net revenue for 2008 and 2007, respectively. Except as noted above, no other single Pharmaceuticals product accounted for more than 10% of net revenue in 2008, 2007 or 2006.

CONSUMER HEALTHCARE SEGMENT

The Consumer Healthcare segment develops, manufactures, distributes and sells over-the-counter health care products. Consumer Healthcare product categories and their respective products include: analgesics and heat wraps, including ADVIL and THERMACARE; cough/cold/allergy remedies, including ROBITUSSIN, DIMETAPP and ALAVERT; nutritional supplements, including the CENTRUM family of products and CALTRATE; and hemorrhoidal care and personal care items, including PREPARATION H and CHAPSTICK. These products are generally sold to wholesalers and retailers and are promoted primarily to consumers worldwide through advertising. We manufacture these products in the United States and Puerto Rico, and in six other countries.

No single Consumer Healthcare product or category of products accounted for more than 10% of net revenue in 2008, 2007 or 2006.

ANIMAL HEALTH SEGMENT

The Animal Health segment develops, manufactures, distributes and sells biological and pharmaceutical products for animals. Animal Health product categories and their respective products include: vaccines, including WEST NILE – INNOVATOR and ZULVAC; pharmaceuticals; internal and external parasite control, including CYDECTIN and PROMERIS; and growth implants. These products are sold to wholesalers, veterinarians and other animal health care providers. We manufacture these products in the United States and in seven other countries.

No single Animal Health product or category of products accounted for more than 10% of net revenue in 2008, 2007 or 2006.

CORPORATE SEGMENT

Corporate is primarily responsible for the audit, controller, treasury, tax and legal operations of our businesses. This segment maintains and/or incurs certain assets, liabilities, income, expenses, gains and losses related to our overall management that are not allocated to the other reportable segments. See Note 16 to our consolidated financial statements, Company Data by Segment, in our 2008 Financial Report for Corporate segment information.

Sources and Availability of Raw Materials

Generally, raw materials and packaging supplies are purchased in the open market from various outside vendors. Materials for certain of our products, including PREVNAR, ENBREL, PREMARIN, PRISTIQ, PROTONIX, BENEFIX, RAPAMUNE, ZOSYN, TYGACIL and oral contraceptives, are sourced from sole third-party suppliers. In some instances, such as REFACTO, we rely on third parties to manufacture the entire product. The loss of any sole source of supply or substantial increase in the price, or interruption in the supply of, any important raw material or commodity could have a material effect on our future results of operations.

Patents and Trademarks

Patent protection is, in the aggregate, considered to be of material importance in our marketing of pharmaceutical products in the United States and in most major international markets. Patents may cover a wide variety of subject matter, including chemical and biological compounds, products, formulations, processes for or intermediates used in the manufacture of products, or the uses of products. We own, have applied for or are licensed under a large number of patents, both in the United States and in other countries. Protection for individual products extends for varying periods in accordance with the date of grant and the legal life of patents in countries in which patents are granted. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope and the availability of legal remedies in the applicable country. There is no assurance that the patents we or our licensors are seeking will be granted or that the validity of the patents we or our licensors have been granted will be upheld if challenged. Moreover, patents relating to particular products, uses, formulations or processes may not preclude competitors from employing alternative processes or from marketing alternative products or formulations that successfully compete with our patented products.

Patent portfolios developed for products introduced by us normally provide market exclusivity in addition to regulatory exclusivity that may be available under applicable pharmaceutical regulatory laws. We consider patent protection for certain products, processes and uses to be important to our operations. For many of our products, in addition to compound patent protection, we or our licensors hold patents on a variety of subject matter, including manufacturing processes, formulations or uses that may extend exclusivity beyond the expiration of the compound patent.

Our patent portfolio includes United States patents covering the following products that expire (together with any applicable patent term restoration and pediatric exclusivity extension) in the year set forth opposite the product:

Product	Year
BENEFIX	2011
rhBMP-2	2014
EFFEXOR/EFFEXOR XR*	2008
ENBREL	2012
PREMPRO	2015
PRISTIQ	2022
PROTONIX**	2011
RAPAMUNE	2014
REFACTO	2010
TORISEL	2014 (if restoration granted, 2019)
TYGACIL	2016
XYNTHA	2010
ZOSYN***	2007

*

In January 2006, we settled United States patent litigation with respect to a generic version of EFFEXOR XR and granted certain licenses to Teva Pharmaceutical Industries, Ltd. and Teva Pharmaceuticals USA, Inc. (collectively, Teva) in connection with the settlement. The patents involved in the Teva litigation, which expire in 2017, relate to extended release formulations of venlafaxine HCl and methods of using extended release formulations of venlafaxine HCl. During 2008, we settled United States patent litigation with Anchen Pharmaceuticals, Inc. (Anchen) and Impax Laboratories, Inc. (Impax) with respect to generic versions of EFFEXOR XR and granted certain licenses to those companies in connection with the settlements. These patents are the subject of pending litigation with other generic manufacturers. In 2007, we granted Sun Pharmaceutical Industries Ltd. (Sun) a covenant not to sue under these patents limited to the extended release tablet product defined in an Abbreviated New Drug Application (ANDA) filed by Sun with the U.S. Food and Drug Administration (FDA). In addition, in early 2008, we settled United States patent litigation with Osmotica Pharmaceutical Corp. (Osmotica), which had filed a New Drug Application (NDA) seeking FDA approval to market an extended release venlafaxine tablet product. Under the terms of the settlement, we granted Osmotica a royalty-bearing license under certain of our patents. See Note 15 to our consolidated financial statements, Contingencies and Commitments, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Challenging Business Environment” in our 2008 Financial Report.

**	Certain of the patents covering PROTONIX are the subject of pending litigation. See Note 15 to our consolidated financial statements, Contingencies and Commitments, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Challenging Business Environment” in our 2008 Financial Report, including the discussion of the emergence of “at risk” generic competition beginning in December 2007.

***	Compound patent protection for ZOSYN expired in the United States in February 2007. Certain additional patent protection remains. Our current formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection until 2023. We believe that the timing and impact of generic competition for ZOSYN in the United States will depend, among other factors, upon the timing and nature of the FDA’s response to the citizen petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 15 to our consolidated financial statements, Contingencies and Commitments, in our 2008 Financial Report. Generic competition for ZOSYN in the United States could occur at any time and likely would have a significant adverse impact on our sales of the product. Compound patent protection for ZOSYN (TAZOCIN internationally) expired in most major markets outside the United States in July 2007. Accordingly, we are facing generic competition in a number of major markets outside the United States and may face generic competition in additional countries in the near future.

For small molecule products, the date listed above generally is the year of expiration of the compound patent for the active pharmaceutical ingredient. For RAPAMUNE, the date listed above relates to method of use patents. For vaccines and biologics products, the patent associated with the date listed above may be related to a protein, DNA, formulation or component patent.

The preceding list does not provide a complete description of the patent protection for the products listed, only our best estimate of the minimum term of United States patents covering such products. Multiple patents protect most products, with differing terms and scopes. Later-expiring patents relating to the products listed above can be directed to particular forms or compositions of the product or to methods of manufacturing or using the product in the treatment of diseases or conditions. Certain of the patents covering the products listed above are licensed from third parties, and our rights with respect to those patents are defined by the applicable agreements. The preceding list does not describe our patent portfolio for these products in countries outside the United States. There is no guarantee that any particular patent covering our products would not be held invalid, unenforceable or not infringed by a court upon challenge. We also have patent rights covering products not listed above. Patents on some of our newest products and late-stage product candidates could become significant to our business in the future.

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

Extensions to market exclusivity are sought in the United States and other countries through a variety of relevant laws, including laws restoring or extending patent life. Some of the benefits of patent term restoration or extension have been offset by a general increase in the incentives for and use of generic products. In addition, changes in intellectual property laws in the United States and other countries through amendments to patent and other relevant laws and implementation of international treaties may be favorable or unfavorable to patent holders. Current legislative initiatives in the United States concerning changes in patent law may weaken patent protection in general. The impact of such changes on the pharmaceutical and biotechnology industries, as well as on the research-based universities and institutions with which we collaborate, likely would be negative.

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

The U.S. Drug Price Competition and Patent Term Restoration Act of 1984, commonly known as the “Hatch-Waxman Act,” made a complex set of changes to both patent and new-drug-approval laws in the United States. Before the Hatch-Waxman Act, approval of a new drug by the FDA required the applicant to submit complete safety and efficacy studies, i.e., a full NDA. The Hatch-Waxman Act authorizes the FDA to approve generic versions of innovative medicines without such safety and efficacy data under an ANDA. In an ANDA, the generic manufacturer must demonstrate only pharmaceutical equivalence and bioequivalence between the generic version and the NDA-approved drug – not safety and efficacy. New drugs that qualify as New Chemical Entities (NCEs) generally receive five years of data exclusivity from the date of approval, meaning that no ANDA relying on the innovator’s data may be submitted during that period. However, a generic manufacturer may file an ANDA alleging that one or more of the patents listed with the innovator’s NDA (so-called “Orange Book” listed patents) are invalid or not infringed as early as four years from NDA approval for an NCE. This allegation is commonly known as a “Paragraph IV certification.” A newly-approved product that is not an NCE, such as, for example, a new formulation of a previously approved drug, may receive three years of market exclusivity following NDA approval, meaning that no ANDA referencing that product may be approved during that period. However, an ANDA referencing such a product (and challenging the related patents) may be submitted immediately after approval. The first Paragraph IV ANDA filer may be entitled to a 180-day period of market exclusivity over all other generic manufacturers.

After filing an ANDA containing a Paragraph IV certification, a generic challenger must provide notice to the NDA/patent holder. The NDA/patent holder may then file suit against the generic manufacturer to enforce its patents. If suit is filed within 45 days of the NDA/patent holder’s receiving this notice, then the FDA may not approve the ANDA for 30 months from the date the notice was received (sometimes referred to as the “30-month stay”). In many cases, the trial court reaches a final decision and rules on validity and infringement prior to the expiration of the 30-month stay. If all challenged patents are found invalid or not infringed, then the 30-month stay terminates and the generic manufacturer can enter the market upon receiving FDA approval. However, if one or more patents are found to be infringed, then the court must issue an order prohibiting the FDA from approving the generic product until the expiration of such patent(s). Some lawsuits, however, are not concluded prior to the expiration of the 30-month stay, and, in such cases, the FDA may approve the generic product upon the expiration of the period. Increasingly, generic manufacturers are choosing to market their products immediately upon expiration of the 30-month stay, following FDA approval. These are referred to as “at risk” launches, because they are made prior to any final court ruling regarding the merits of patent litigation and place the generic manufacturer “at risk” of potentially enormous patent damages. In such cases, the innovator is forced to seek a preliminary injunction preventing the generic manufacturer from marketing its product. If the innovator does not seek a preliminary injunction or the injunction is denied, the generic manufacturer may then launch its product “at risk.”

Generic manufacturers have used Paragraph IV certifications extensively to challenge patents on a wide array of innovative pharmaceuticals, including EFFEXOR XR and PROTONIX, and we expect this trend to continue. Generic manufacturers now challenge almost all patents for a product, even compound patents that provide basic patent protection to pharmaceutical products. These challenges are almost always filed at the earliest available opportunity, which for an NCE is four years after FDA approval. It is not uncommon to see multiple generic companies filing ANDAs with Paragraph IV certifications at this four-year anniversary. Finally, generic companies are also increasingly using “at risk” launches to pressure innovator companies for favorable patent litigation settlements.

Our biotechnology products, including ENBREL and PREVNAR, may face competition from biosimilars (also referred to as “follow-on biologics”). Such biosimilars would reference biotechnology products already approved under the U.S. Public Health Service Act. In the United States, there is not currently an abbreviated legal pathway to approve biosimilars; however, legislation to establish such a pathway is being considered in Congress. Additionally, the FDA has approved a biosimilar recombinant human growth hormone that referenced a biotechnology product approved under the U.S. Federal Food, Drug, and Cosmetic Act. In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from biosimilars, with the attendant competitive pressure. Expiration or successful challenge of applicable patent rights could generally trigger this competition, assuming any relevant data exclusivity period has expired, and we expect that we could face more litigation with respect to the validity and/or scope of patents relating to our biotechnology products with substantial revenue.

A description of pending litigation with respect to certain of our patent rights, including generic challenges pursuant to the Hatch-Waxman Act, is included in Note 15 to our consolidated financial statements, Contingencies and Commitments, in our 2008 Financial Report.

Sales of our products are supported by our or our licensors’ brand names, logos, designs and other trademarks. In the aggregate, these trademarks and brand names are significant to our business. Trademark protection lasts in some countries for as long as the applicable trademark remains in use. In some other countries, trademark protection continues as long as the applicable trademark is registered. Registration is for a fixed term and generally can be renewed indefinitely.

Seasonality

Sales of Consumer Healthcare products are affected by seasonal demand for cough/cold products, and, as a result, historically, second quarter results for these products tend to be lower than results in other quarters.

Competition

PHARMACEUTICALS SEGMENT

We operate in the highly competitive pharmaceutical industry. We have many major multinational competitors and numerous smaller United States and international competitors, including both branded and generic manufacturers. Based on sales, we are among the largest pharmaceutical companies in the world.

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

CONSUMER HEALTHCARE SEGMENT

Many major pharmaceutical companies compete in the consumer health care industry. Our Consumer Healthcare business has many competitors, including retail stores with their own private label brands. Based on sales, we believe we rank within the top five competitors in the global consumer health care industry. Our competitive position is affected by several factors, including resources available to develop, enhance and promote products; customer acceptance; product quality; launch of new products; development of alternative therapies by competitors; growth of lower cost private label brands; regulatory and legislative issues; and scientific and technological advances.

ANIMAL HEALTH SEGMENT

We compete with many major multinational competitors and numerous other producers of animal health products worldwide. Based on sales, we rank within the top 10 competitors in the worldwide animal health marketplace. Important competitive factors include price and cost-effectiveness; development of new products and processes; customer acceptance; quality and efficacy; patent and other intellectual property protection; innovation; scientific and technological advances; and promotion to distributors, veterinary professionals and consumers.

Competitive factors affecting some of our principal products are discussed in detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Financial Report and under Item 1A. RISK FACTORS below.

Research and Development

Worldwide research and development activities are focused on discovering, developing and bringing to market new products to treat and/or prevent some of the most serious health care problems.

Our research and development activities are conducted internally and also through collaborations with third parties, which may include universities, biotechnology companies and other pharmaceutical companies. We also seek out innovative compounds and technologies developed by third parties through licensing arrangements, collaborations and/or acquisitions. The development of novel pharmaceuticals, biologics and vaccines involves a lengthy and complex process from discovery to completion of clinical trials to receipt of regulatory approval for a product candidate or new indication. Product candidates can fail at any stage of the process and may not receive successful regulatory approval despite many years of research.

For a discussion of our potential new products in late-stage development, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Product Pipeline” in our 2008 Financial Report.

Research and development expenditures totaled $3,373.2 million in 2008, $3,256.8 million in 2007 and $3,109.1 million in 2006, with approximately 93% of these expenditures in the Pharmaceuticals segment for each of the years 2008, 2007 and 2006.

Regulation

Our various health care products and the sale, marketing and manufacturing of these products are subject to regulation by government agencies throughout the world. The primary emphasis of these regulatory requirements is to assure the safety and effectiveness of our products. In the United States, the FDA, under the U.S. Federal Food, Drug and Cosmetic Act and the U.S. Public Health Service Act, regulates many of our health care products, including human and animal pharmaceuticals, vaccines and consumer health care products. The U.S. Federal Trade Commission has the authority to regulate the advertising of consumer health care products including over-the-counter drugs and dietary supplements. The U.S. Department of Agriculture regulates our domestic animal vaccine products. In addition, many states have similar regulatory requirements. The FDA’s enforcement powers include the imposition of criminal and civil sanctions against individuals and companies, including seizures of regulated products. The FDA’s enforcement powers also include its inspection of the facilities operated by us. To facilitate compliance, we from time to time may institute voluntary compliance actions such as product recalls when we believe it is appropriate to do so. Most of our Pharmaceuticals products, and an increasing number of our Consumer Healthcare products, are regulated under the FDA’s new drug or biologics approval processes, which mandate pre-market approval of all new drugs. Such processes require extensive time, testing and documentation for approval, resulting in significant costs for new product introductions. Our U.S. Pharmaceuticals business is also affected by the U.S. Controlled Substances Act, administered by the U.S. Drug Enforcement Administration, which regulates strictly all narcotic and habit-forming drug substances. In addition, in the countries where we do business outside the United States, we are subject to regulatory climates that, in many instances, are similar to or more restrictive than that of the United States.

In Europe, medicinal products are governed by a framework of EU regulations, which apply directly across all EU Member States, and EU Directives, the requirements of which are implemented at a national level. This regulatory framework governs, among other areas, the authorization and conduct of clinical trials, the marketing authorization process for medicinal products, manufacturing and import activities, and post-authorization activities, including pharmacovigilance. New medicinal products may either be authorized by the European Commission via a centralized procedure resulting in an EU-wide Marketing Authorization, or by the national regulatory authorities of individual EU Member States via a regulatory procedure that results in harmonized national authorizations. Approval via the centralized procedure is mandatory for medicinal products derived from biotechnology and other high technology processes, for all human medicines intended for use in specified disease categories, and for all designated orphan medicines intended for the treatment of rare diseases. Access to the centralized procedure is also available for a medicinal product that constitutes a significant therapeutic, scientific or technical innovation if such access is, in any other respect, in the interests of patient or animal health.

There were a number of significant legislative changes in Europe during 2007 and 2008. In January 2007, a new regulation on pediatric medicines became effective that imposes additional obligations with respect to the investigation of medicinal products in children. In July 2007, a new regulation became effective that enables the European Commission to impose fines on companies for breaches of obligations under centrally-granted marketing authorizations. In December 2008, a new regulation became effective that sets out the regulatory framework for advanced therapy medicinal products in the European Union and the European Commission announced three new legislative proposals intended to address counterfeiting and illegal distribution of medicines, provide access to information on prescription only medicines and strengthen the EU safety monitoring system for medicines. These proposals are not expected to receive final approval earlier than 2010.

We devote significant resources to addressing the extensive regulatory requirements applicable to our products in the United States and internationally. In addition, we are subject to other regulations in the United States and internationally, including securities, antitrust, anti-kickback and false claim laws, and the U.S. Foreign Corrupt Practices Act.

United States federal law also requires drug manufacturers to pay rebates to state Medicaid programs in order for their products to be eligible for federal matching funds under the U.S. Social Security Act. Additionally, a number of states are, or may be, pursuing similar initiatives for rebates and other strategies to contain the cost of pharmaceutical products. The U.S. Federal Vaccines for Children entitlement program enables states to purchase vaccines at federal vaccine prices and limits federal vaccine price increases in certain respects. Federal and state rebate programs are expected to continue.

In September 2007, the U.S. Food and Drug Administration Amendments Act (FDAAA) was signed into law. Among other provisions, the FDAAA provides the FDA with new legal authority over matters such as drug labeling, drug advertising and the conduct of post-marketing studies, and imposes new requirements concerning the public disclosure of clinical trials.

The U.S. FDA Modernization Act, which was passed in 1997, as extended by the FDAAA, includes a Pediatric Exclusivity Provision that may provide an additional six months of market exclusivity in the United States for new or currently marketed drugs, if certain pediatric studies requested by the FDA are completed by the applicant. We have obtained these pediatric exclusivity extensions for certain of our products and are considering seeking pediatric exclusivity extensions based on pediatric studies for certain other products. In extending the pediatric exclusivity provision, the FDAAA also imposed new timing restrictions on the process of obtaining pediatric exclusivity extensions that, in some cases, could make it more difficult for us to obtain such extensions.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit for individuals eligible for Medicare, which took effect on January 1, 2006. Although public opinion polls indicate high levels of satisfaction among Medicare beneficiaries with the drug benefit, Congress has periodically considered legislation that would amend this law and direct the Secretary of Health and Human Services to negotiate drug prices in the Medicare prescription drug coverage program. In addition, members of Congress have proposed legislation that would require drug manufacturers to pay rebates for lower-income beneficiaries enrolled in the prescription drug coverage program or that would increase the statutory minimum rebate under the Medicaid Program from 15.1% to a higher amount and/or extend the statutory rebates under the Medicaid program to Medicaid managed care organizations. If enacted into law, any of these changes could have the effect of imposing price controls on some or all of our prescription pharmaceutical products, which could have a negative impact on our net revenue and results.

Health care costs will continue to be the subject of attention in both the public and private sectors. Similarly, health care spending, including pharmaceutical pricing, is subject to increasing governmental review and control, including pricing controls and cost-containment measures in the United States and international markets. We cannot predict whether future health care initiatives will be adopted or the extent to which our business may be affected by these initiatives or other potential future legislative or regulatory developments.

Our Pharmaceuticals division, a related subsidiary, and one of our executive officers are subject to a consent decree entered into with the FDA in October 2000. The consent decree, which has been approved by the United States District Court for the Eastern District of Tennessee, does not represent an admission by us or the executive officer of any violation of the U.S. Federal Food, Drug, and Cosmetic Act or its regulations. As provided in the consent decree, an expert consultant conducted a comprehensive inspection of our Marietta, Pennsylvania and Pearl River, New York facilities, and we identified various actions to address the consultant’s observations. As of September 1, 2005, we had ceased manufacturing operations at our Marietta facility, decommissioned such facility and sold such facility to another company. On January 12, 2007, based on our completion of the corrective actions identified by the expert consultant for the Pearl River facility, the expert consultant’s certification of such completion, and the corrective actions completed by us following the FDA’s inspection of the facility in August 2006, the FDA issued a letter pursuant to the consent decree confirming that the facility appears to be operating in conformance with applicable laws and regulations and the relevant portions of the decree. As a result, there is no longer a requirement for review by the expert consultant of a statistical sample of the manufacturing records for approved biological products prior to distribution of individual lots. The decree now requires the Pearl River facility to undergo a total of four annual inspections by an expert consultant to assess our continued compliance with current Good Manufacturing Practices (cGMP) and the decree. The first two such inspections have been completed, and, in both instances, the expert consultant found the facility to be operating in a state of cGMP compliance.

For a discussion of additional regulatory matters and developments affecting our business, see Note 15 to our consolidated financial statements, Contingencies and Commitments, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Challenging Business Environment” in our 2008 Financial Report.

Environmental

Certain of our operations are affected by a variety of federal, state, local and international environmental protection laws and regulations, and, in a number of instances, we have been notified of our potential responsibility relating to the generation, storage, treatment and disposal of hazardous waste. In addition, we have been advised that we may be a responsible party in several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. In connection with the spin-off in 1993 by American Cyanamid Company (Cyanamid), which we acquired in 1994, of Cytec Industries Inc. (Cytec), Cyanamid’s former chemicals business, Cytec assumed and agreed to indemnify Cyanamid against the environmental liabilities relating to the chemicals businesses, except for the former chemical business site at Bound Brook, New Jersey, and certain sites for which there is shared responsibility between Cyanamid and Cytec. This assumption is not binding on third parties, and if Cytec were unable to satisfy these liabilities, they would, in the absence of other circumstances, be enforceable against Cyanamid. We do not expect that we will have exposure to any of the liabilities assumed by Cytec.

Additional information on environmental matters is set forth in Note 8 to our consolidated financial statements, Other Liabilities, and Note 15 to our consolidated financial statements, Contingencies and Commitments, in our 2008 Financial Report.

Employees

At December 31, 2008, we had 47,426 employees worldwide, with 22,812 employed in the United States, including Puerto Rico. Approximately 12% of our worldwide employees are represented by various collective bargaining groups. Relations with most organized labor groups remain relatively stable.

Financial Information about Our United States and International Operations

Financial information about our United States and international operations for each of the three years ended December 31, 2008, 2007 and 2006 is set forth in Note 16 to our consolidated financial statements, Company Data by Segment, in our 2008 Financial Report.

Our operations outside the United States are conducted primarily through subsidiaries. International net revenue in 2008 amounted to 53% of our total worldwide net revenue.

Our international businesses are subject to risks of currency fluctuations, governmental actions and other governmental proceedings, which are inherent in conducting business outside of the United States. Additional information about international operations is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures about Market Risk” in our 2008 Financial Report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements. These forward-looking statements generally can be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “believe,” “estimate,” “forecast,” “project” and other words of similar meaning. These forward-looking statements address various matters, including:

•	Our anticipated results of operations, financial condition and capital resources, including the discussion in our 2008 Financial Report under the caption “2009 Outlook”;

•

Our expectations, beliefs, plans, strategies, anticipated developments and other matters that are not historical facts, including plans to continue our productivity initiatives and expectations regarding growth in our business;

•	Anticipated future charges and cost savings related to implementing our productivity initiatives;

•

Anticipated receipt of, and timing with respect to, regulatory filings and approvals and anticipated product launches, including, without limitation, each of the pipeline products discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Product Pipeline” in our 2008 Financial Report;

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

•	Anticipated developments relating to product supply, pricing and sales of our key products;

•	Sufficiency of facility capacity for growth;

•	Changes in our product mix;

•	Uses of cash and borrowings;

•	Timing and results of research and development activities, including those with collaboration partners;

•	Estimates and assumptions used in our critical accounting policies;

•	Anticipated developments in our diet drug litigation and hormone therapy litigation;

•	Costs related to product liability litigation, patent litigation, environmental matters, government investigations and other legal proceedings;

•	Projections of our future effective tax rates, the impact of tax planning initiatives and resolution of audits of prior tax years;

•

Opinions and projections regarding impact from, and estimates made for purposes of accruals for, future liabilities with respect to taxes, product liability claims and other litigation (including the diet drug litigation and hormone therapy litigation), environmental cleanup and other potential future costs;

•	Calculations of projected benefit obligations under pension plans, expected contributions to pension plans, expected returns on pension plan assets and pension expense;

•	Assumptions used in calculations of deferred tax assets;

•	Anticipated amounts of future contractual obligations and other commitments;

•	The financial statement impact of changes in generally accepted accounting principles;

•	Plans to vigorously prosecute or defend various lawsuits;

•	Our and our collaboration partners’ ability to protect our intellectual property, including patents;

•	Minimum terms for patent protection with respect to various products;

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

•	Timing and impact of generic competition for ZOSYN/TAZOCIN;

•	Impact of legislation or regulation affecting product approval, pricing, reimbursement or patient access, both in the United States and internationally;

•	Impact of managed care or health care cost-containment;

•	Impact of competitive products, including generics;

•	Impact of the global economic environment;

•	Interest rate and exchange rate fluctuations and our expectations regarding the anticipated impact of these fluctuations and of current credit and financial market conditions on our results; and

•	Timing and expectations with respect to our proposed merger with Pfizer.

Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. We refer you to Item 1A. RISK FACTORS of this report for identification of important factors with respect to these risks and uncertainties, which, as described in more detail in Item 1A, include, among others: risks related to our proposed merger with Pfizer, including satisfaction of the conditions of the proposed merger on the proposed timeframe or at all, contractual restrictions on the conduct of our business included in the merger agreement, and the potential for loss of key personnel, disruption in key business activities or any impact on our relationships with third parties as a result of the announcement of the proposed merger; the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and pipeline products; government cost-containment initiatives; restrictions on third-party payments for our products; substantial competition in our industry, including from branded and generic products; emerging data on our products and pipeline products; the importance of strong performance from our principal products and our anticipated new product introductions; the highly regulated nature of our business; product liability, intellectual property and other litigation risks and environmental liabilities; the outcome of government investigations; uncertainty regarding our intellectual property rights and those of others; difficulties associated with, and regulatory compliance with respect to, manufacturing of our products; risks associated with our strategic relationships; global economic conditions; interest and currency exchange rate fluctuations and volatility in the credit and financial markets; changes in generally accepted accounting principles; trade buying patterns; the impact of legislation and regulatory compliance; and risks and uncertainties associated with global operations and sales. The forward-looking statements in this report are qualified by these risk factors.

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

Availability of Information

This Annual Report on Form 10-K and all of our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments thereto are available on our Internet Web site at www.wyeth.com, without charge, promptly after filing with the Securities and Exchange Commission. Copies are also available, without charge, by contacting Wyeth Investor Relations at (877) 552-4744. From time to time, we may also use our Internet Web site at www.wyeth.com as a channel of distribution for financial and other material company information. In addition, you may automatically receive e-mail alerts and other information about the company by visiting the “E-mail Alerts” page of the “Investor Relations” section of our Web site at www.wyeth.com and submitting your e-mail address.

ITEM 1A.	RISK FACTORS

Our future operating results may differ materially from the results described or incorporated by reference in this report due to risks and uncertainties related to our business and our industry, including those discussed below. In addition, these factors represent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by forward-looking statements included or incorporated by reference in this report. We refer you to our “Cautionary Note Regarding Forward-Looking Statements,” on pages I-11 through I-13 of this report, which identifies some of the forward-looking statements included or incorporated by reference in this report. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Risks Associated with Product Pricing and Demand

Government restrictions on pricing and reimbursement, including growing cost-containment, may negatively impact our net revenue and results of operations.

Sales of our pharmaceutical products both inside and outside the United States depend significantly on coverage and payment policies set by government health care authorities. These government entities increasingly employ cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products, to limit patient access to, and the amounts these entities and patients pay for, our products. The United States government, state legislatures and foreign governments have shown significant interest in implementing price controls and imposing additional restrictions on access to drugs, and several states have enacted some form of price controls, including preferred drug lists and reference pricing. Adoption of price controls and cost-containment measures in new jurisdictions, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could adversely impact our net revenue and results. With growing pressures on government budgets due to the current economic downturn, government efforts to contain or reduce health care spending are likely to gain increasing emphasis.

In the United States, health care and prescription drug-related issues are receiving heightened legislative and regulatory attention. Several members of the new presidential administration and Congress have previously expressed support for cost-containment measures, such as a universal health insurance program, that could have significant implications for drug manufacturers. If enacted and implemented, such measures could result in decreased net revenue from our prescription pharmaceutical products and decrease potential returns from our research and development initiatives.

Cost-containment initiatives may include changes to the Medicare prescription drug benefit. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 included a prescription drug benefit for individuals eligible for Medicare, which took effect on January 1, 2006. Although public opinion polls indicate high levels of satisfaction among Medicare beneficiaries with the drug benefit, Congress has periodically considered legislation that would amend this law and direct the Secretary of Health and Human Services to negotiate drug prices in the Medicare prescription drug coverage program. In addition, members of Congress have proposed legislation that would require drug manufacturers to pay rebates for lower-income beneficiaries enrolled in the prescription drug coverage program or that would increase the statutory minimum rebate under the Medicaid Program from 15.1% to a higher amount and/or extend the statutory rebates under the Medicaid program to Medicaid managed care organizations. If enacted into law, any of these changes could have the effect of imposing price controls on some or all of our prescription pharmaceutical products, which could have a negative impact on our net revenue and results.

Payment for our products by managed care organizations and private insurers is becoming more restrictive, which may constrain our net revenue and results of operations.

Managed care organizations and other private insurers frequently adopt their own payment or reimbursement reductions. Consolidation among managed care organizations has increased the negotiating power of these entities. Private third-party payors, as well as governments, increasingly employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion.

Private health insurance companies and self-insured employers have been raising co-payments required from beneficiaries, particularly for branded pharmaceuticals and biotechnology products. Private health insurance companies also are increasingly imposing utilization management tools, such as requiring prior authorization for a branded product if a generic product is available or requiring that patient treatment first fail on a generic product before permitting access to a branded medicine. As the United States payor market concentrates further and more drugs become available in generic form, pharmaceutical companies may face greater pricing pressure from private third-party payors, who will continue to drive more of their patients to use lower cost generic alternatives.

Other developments in industry practices or technology also could directly or indirectly impact the reimbursement policies and practices of third-party payors. These actions may decrease usage and negatively impact the pricing of our products. The adoption of increasingly restrictive payment and reimbursement policies by third-party payors also could negatively impact our net revenue and results.

More extensive importation of products from other jurisdictions may negatively impact our net revenue and results.

In some markets outside the United States, our products are subject to competition from products originating from jurisdictions where government price controls or other market dynamics, including the incursion of counterfeit products into the supply of medicines, result in lower revenue and income. For example, the World Health Organization estimates that more than 10% of medications being sold globally are counterfeit. Counterfeit products not only negatively impact our sales and violate our intellectual property rights but also, more importantly, pose significant risks to consumers. In addition, despite the well-documented risks, it is possible that Congress could enact legislation allowing commercial-scale importation of drugs into the United States, which could negatively impact our net revenue and results.

Data generated or analyzed after a product is approved may result in product withdrawal or decreased demand.

As a condition to granting marketing approval of a product, the FDA may require a company to conduct additional clinical trials. The results generated in these Phase IV trials could result in loss of marketing approval, changes in product labeling, or new or increased concerns about side effects or efficacy of a product. The FDAAA gives the FDA enhanced post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority under the FDAAA could result in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved products. Foreign regulatory agencies often have similar authority and may impose comparable costs. Post-marketing studies, whether conducted by us or by others and whether mandated by regulatory agencies or voluntary, and other emerging data about marketed products, such as adverse event reports, may also adversely affect sales of our products. Further, the discovery of significant problems with a product similar to one of our products that implicate (or are perceived to implicate) an entire class of products could have an adverse effect on sales of the affected products. Accordingly, new data about our products, or products similar to our products, could negatively impact demand for our products due to real or perceived side effects or uncertainty regarding efficacy and, in some cases, could result in product withdrawal. For example, Amgen, our marketing partner for ENBREL in the United States, is in discussions with the FDA with respect to the class of tumor necrosis factor (TNF) inhibitor agents around several safety issues. On September 4, 2008, the FDA issued a Web Alert regarding its review of infections in patients treated with TNF inhibitor agents. The FDA requested that the boxed warning and warnings sections of the United States prescribing information and the medication guide for ENBREL be strengthened to include the risk of certain fungal infections, with the goal of increasing timely diagnosis and treatment. We understand that Amgen is working with the FDA to finalize the required revisions at this time. Such warnings could negatively impact demand for ENBREL.

Furthermore, new data and information, including information about product misuse, may lead government agencies, professional societies, practice management groups or organizations involved in various diseases to publish guidelines or recommendations related to the use of our products, recommended dosages of our products or the use of related therapies or place restrictions on sales. Such guidelines or recommendations may lead to lower sales of our products. For example, in 2007, our Consumer Healthcare business voluntarily withdrew our infant cough and cold products from the market, and the FDA convened a joint meeting of the Pediatric and Nonprescription Drugs Advisory Committees to discuss the safety and efficacy of OTC cough and cold products for use in children. The advisory committees recommended that these products no longer be used in children under the age of six. In October 2008, the FDA held a public hearing to solicit comment on certain scientific, regulatory and product use topics relating to children’s cough and cold products, and the FDA has indicated that it intends to issue proposed revised regulations on the use of OTC cough and cold products in children. We have initiated voluntary changes to the labeling of our ROBITUSSIN and DIMETAPP families of products to simplify the product labels by, among other things, separating ROBITUSSIN into two product lines: adult (for adults and children ages 12 and up) and children’s (for children ages six through 11). Regulatory agencies in other countries also have made, and in the future may make, similar recommendations on these products. These events have resulted in lower sales of our ROBITUSSIN and DIMETAPP families of products and may adversely impact sales of these products in the future. In December 2007, the FDA convened a meeting of the Nonprescription Drugs Advisory Committee to discuss the efficacy of the oral decongestant phenylephrine (PE), an ingredient used in several ROBITUSSIN and DIMETAPP products. The advisory committee concluded that available evidence supported the efficacy of PE at 10 milligrams and the safety and efficacy of PE at higher doses. Depending on the FDA’s response to the advisory committee’s recommendations, sales of our ROBITUSSIN and DIMETAPP families of products could be adversely impacted. In addition, it is possible that concerns about misuse will lead to new point-of-sale restrictions on products containing dextromethorphan, such as our ROBITUSSIN and DIMETAPP families of products. For example, the World Health Organization and the United Nations are conducting a formal review of dextromethorphan to determine if it meets the applicable criteria for international scheduling status as a controlled substance. Such status may subject these products to additional restrictions on sale or other requirements that could negatively affect sales.

If alternative or generic products are viewed as safer or more cost-effective than our products, our net revenue and results will be negatively impacted.

We face substantial competition from products produced by other pharmaceutical companies and biotechnology companies, including generic alternatives to our products and competing branded products. If doctors, patients or third-party payors prefer these products, or if these products have better safety, efficacy, pricing or reimbursement characteristics or are easier to administer, our net revenue and results will be negatively impacted.

Generic competitors are becoming more aggressive, and generic products are an increasing percentage of overall pharmaceutical sales. The introduction of new competitive products or generic alternatives to our products will negatively impact our net revenue and results. In addition, our industry is characterized by significant technological change. Many of our competitors are conducting research and development activities in indications served by our products and in areas for which we and our collaboration partners are developing product candidates or new indications for existing products. Discoveries by others may make our products or product candidates less attractive.

PROTONIX

In late 2007, Teva launched a generic version of PROTONIX tablets, despite the existence of the unexpired United States compound patent we exclusively license from Nycomed (previously Altana). Following this “at risk” launch and its resulting impact on the market, we launched our own generic version of PROTONIX tablets in January 2008. However, sales of our own generic have not, and cannot, offset the substantial harm caused by the launch of the infringing generics. A second generic manufacturer, Sun, also launched a generic version of PROTONIX tablets in January 2008, and a 30-month stay against another generic manufacturer, KUDCo, expired on January 25, 2009. See Note 15 to our consolidated financial statements, Contingencies and Commitments, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Challenging Business Environment” in our 2008 Financial Report for a description of the status of our patent litigation with Teva, Sun and KUDCo regarding PROTONIX. Generic competition has negatively impacted, and is expected to continue to negatively impact, our revenue from PROTONIX significantly. PROTONIX also faces competition from other prescription proton pump inhibitors, including several generic products, and multiple over-the-counter remedies.

EFFEXOR

Our EFFEXOR family of products, as well as PRISTIQ, competes against another serotonin norepinephrine reuptake inhibitor (SNRI), several selective serotonin reuptake inhibitors (SSRIs) and other antidepressant products. The expiration of the venlafaxine compound patent in the United States in June 2008 and in most major European markets in December 2008 has resulted in the introduction of a number of generic EFFEXOR (immediate release tablets) in the United States and both generic EFFEXOR (immediate release tablets) and generic EFFEXOR XR (extended release capsules) in a number of major global markets. Additionally, the increasing availability of generic versions of the active ingredient in several SSRIs and other antidepressant products puts competitive pressure on EFFEXOR XR (extended release capsules) and PRISTIQ. Late in 2005, we reached agreement with Teva on a settlement of the United States patent litigation pertaining to Teva’s proposed generic version of EFFEXOR XR (extended release capsules). Under licenses granted to Teva as part of the settlement, Teva launched a generic version of EFFEXOR (immediate release tablets) in the United States in August 2006 and will be permitted to launch a generic version of EFFEXOR XR (extended release capsules) in the United States beginning on July 1, 2010, subject to earlier launch based on certain specified events. Events that could trigger an earlier United States market entry by Teva with generic versions of EFFEXOR XR (extended release capsules) include specified market conditions and developments regarding the applicable Wyeth patents, including the outcome of other generic challenges to these patents. Seven lawsuits concerning such generic challenges currently are pending. There can be no assurance that the outcome of these litigations or the occurrence of specific market conditions will not trigger generic entry by Teva or another generic manufacturer before July 1, 2010. We estimate that approximately 98% of EFFEXOR (immediate release tablets) prescriptions in the United States have been converted to generic versions following Teva’s launch of its generic version in August 2006 and the subsequent launch of other generic versions in mid-2008, and we cannot exclude the possibility that the introduction of generic versions of EFFEXOR (immediate release tablets) in the United States will adversely impact our United States sales of EFFEXOR XR (extended release capsules), though we have not experienced any significant impact to date.

In early 2008, we settled our United States patent litigation with Osmotica, which had filed an NDA pursuant to 21 U.S.C. 355(b)(2) seeking FDA approval to market extended release venlafaxine HCl tablets. Venlafaxine HCl is the active ingredient used in EFFEXOR XR (extended release capsules). Under the terms of the settlement, we granted Osmotica a license under certain patents pursuant to which Osmotica will pay us a royalty on sales of its extended release venlafaxine HCl tablet. In May 2008, the FDA approved Osmotica’s tablet product but did not rate it as therapeutically equivalent to EFFEXOR XR (extended release capsules). Therefore, Osmotica’s tablet product ordinarily will not be substitutable for EFFEXOR XR (extended release capsules) at the pharmacy level. Osmotica launched its extended release tablet in October 2008, which likely will negatively impact our future sales of EFFEXOR XR (extended release capsules).

In 2008, we reached separate agreements with Impax and Anchen on settlements of the United States patent litigations pertaining to each party’s proposed generic version of EFFEXOR XR (extended release capsules). Under the terms of each settlement, we granted Impax and Anchen separate licenses that would permit each entity to launch its generic version of EFFEXOR XR (extended release capsules) on or after June 1, 2011, subject to earlier launch in limited circumstances but in no event earlier than January 1, 2011. Based on these settlement agreements, we expect that the launches of these generic alternatives will further erode our sales of EFFEXOR XR (extended release capsules) starting in 2011.

In addition, pursuant to an agreement reached with Teva with respect to a generic version of EFFEXOR XR (extended release capsules) in Canada, Teva launched a generic version of EFFEXOR XR (extended release capsules) in Canada in December 2006. Our combined net revenue in Canada from EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) has decreased significantly since the availability of generic versions in that market. Additionally, the compound patent for venlafaxine in most other markets outside the United States expired in December 2008, and generic versions of EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) have been introduced in a number of major non-United States markets. While the impact on our overall EFFEXOR results for 2008 was limited, we expect a significant impact on our sales of EFFEXOR XR (extended release capsules) throughout 2009 as generic versions are introduced in additional markets outside the United States. As generic competition intensifies globally and additional generic SSRIs, SNRIs and other antidepressant products enter markets, additional competitive pressure will occur.

Other Products

ENBREL faces competition from multiple alternative therapies depending on the indication and country. ENBREL also faces potential competition from therapies under development. While ENBREL continues to have a market leading position in most markets, including the United States, it has experienced some share loss to competitors.

ZOSYN faces generic competition in a number of major markets outside the United States, and may face generic competition in additional countries in the near future. Future sales of ZOSYN will be further negatively impacted in the event of generic competition in the United States and additional major markets. Compound patent protection for ZOSYN expired in the United States in February 2007 and in most major markets outside the United States in July 2007. Certain additional patent protection remains. Our current formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection until 2023. We believe that the timing and impact of generic competition for ZOSYN in the United States will depend, among other factors, upon the timing and nature of the FDA’s response to the citizen petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 15 to our consolidated financial statements, Contingencies and Commitments, in our 2008 Financial Report. However, generic competition for ZOSYN in the United States could occur at any time and likely would have a significant adverse impact on our sales of the product.

Our conjugated estrogens products, including PREMARIN and PREMPRO, may be subject to generic competition, as PREMARIN’s natural composition is not subject to patent protection, and we depend on trade secrets and other non-patent rights to protect against alternative products being introduced. Certain competitors may be conducting research and development activities in competing estrogen and other products targeted for PREMARIN’s approved indications.

We have an investigational 13-valent pneumococcal vaccine, the tradename of which is PREVNAR 13, for which we began filing applications for marketing approval in December 2008. A competitor has developed a 10-valent pneumococcal vaccine, which was recently approved for sale in Canada and is pending approval in other markets. In January 2009, the European Medicines Agency’s (EMEA) Committee for Medicinal Products for Human Use (CHMP) recommended approval of the 10-valent pneumococcal vaccine for marketing in the EU. If approved for sale in the EU and other markets, the 10-valent pneumococcal vaccine would compete with PREVNAR and/or, if approved, PREVNAR 13.

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

TORISEL, which was approved in 2007 for use in the treatment of patients with advanced renal cell carcinoma, faces competition from currently-approved products for this indication, and will face competition from several new compounds pending approval and from certain products in late stage development, if such compounds and products are approved.

The above examples are illustrative. Many of our products face competition from competitive products claiming better safety and/or efficacy profiles or cost-effectiveness than our products. Similarly, many of our products under development, if approved for marketing by regulatory authorities, will face competition from established products, including our own, and new products developed by us and other companies. For example, PRISTIQ, for the treatment of major depressive disorder, competes directly with our EFFEXOR family of products. We shifted promotional support from EFFEXOR XR (extended release capsules) to PRISTIQ following its approval by the FDA in February 2008 and its subsequent launch in May 2008. This shift in promotional support resulted in a slight decline in demand for EFFEXOR XR (extended release capsules), and sales of EFFEXOR may be adversely impacted over time by the reduction in promotional support.

In addition, we may pursue licensing arrangements, strategic alliances or acquisitions to expand our product pipeline, and we compete with other pharmaceutical and biotechnology companies for these strategic opportunities. If we are unable to identify or consummate these types of transactions, our business and growth prospects may be negatively impacted.

Our biotechnology products, including ENBREL and PREVNAR, may face competition from biosimilars.

Government regulation may, in the future, allow more permissive approval regimes for biosimilars (also referred to as “follow-on biologics”). Such biosimilars would reference biotechnology products already approved under the U.S. Public Health Service Act. In the United States, there is not currently an abbreviated legal pathway to approve biosimilars; however, legislation to establish such a pathway is being considered by Congress. Additionally, the FDA has approved a biosimilar recombinant human growth hormone that referenced a biotechnology product approved under the U.S. Federal Food, Drug, and Cosmetic Act. In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. If competitors are able to obtain marketing approval for biosimilars referencing our biotechnology products, our biotechnology products may become subject to competition from biosimilars, with the attendant competitive pressure. Expiration or successful challenge of applicable patent rights could generally trigger this competition, assuming any relevant data exclusivity period has expired, and we expect that we could face more litigation with respect to the validity and/or scope of patents relating to our biotechnology products with substantial revenue.

Risks Associated with Product and Customer Concentration

Strong performance from our principal products and our anticipated new product introductions will be necessary to meet our financial goals.

Our financial performance depends substantially on the performance of our principal products, including PREVNAR, ENBREL, our nutritionals product line, EFFEXOR/EFFEXOR XR, ZOSYN/TAZOCIN, our hemophilia treatments including BENEFIX Coagulation Factor IX (Recombinant), REFACTO albumin-free formulated Factor VIII (Recombinant) and XYNTHA/REFACTO AF and our PREMARIN family of products, particularly our ability to continue to significantly grow our net revenue from PREVNAR and ENBREL. In 2008, three of our products each accounted for more than 10% of our net revenue: EFFEXOR/EFFEXOR XR, which comprised approximately 17% of our net revenue in 2008; ENBREL, including the alliance revenue recognized from a co-promotion arrangement with Amgen, which comprised approximately 17% of our net revenue in 2008; and PREVNAR, which comprised approximately 12% of our net revenue in 2008.

Under our co-promotion agreement with Amgen, we and Amgen co-promote ENBREL in the United States and Canada and share in the profits from ENBREL sales in those countries, recorded as alliance revenue. The co-promotion term is currently scheduled to end in October 2013, and, subject to the terms of the agreement, we are entitled to a royalty stream for 36 months thereafter, which is significantly less than our current share of ENBREL profits from United States and Canadian sales. Following the end of the royalty period, we will not be entitled to any further alliance revenue from ENBREL sales in the United States and Canada. Our rights to ENBREL outside the United States and Canada will not be affected by the expiration of the co-promotion agreement with Amgen.

Our ability to achieve strong performance with these and our other principal products, including PRISTIQ, TYGACIL, TORISEL and RAPAMUNE, and our ability to achieve our goals for the new products and new product indications that we anticipate launching over the next few years, will depend on a number of factors, including:

•

The patent protection applicable to each product and the introduction of any generic competition, including the impact of generic competition on our EFFEXOR family of products and ZOSYN/TAZOCIN, which could significantly impact our revenue from these products;

•	Acceptance by doctors and patients of our products;

•	Our ability to get our products included on formularies;

•	Availability of competing treatments that are deemed safer or more efficacious, more convenient to use or more cost-effective than our products;

•	Our ability, and the ability of our collaboration partners, to efficiently manufacture sufficient quantities of our products to meet demand and to do so in a cost-efficient manner;

•	Regulation by the FDA and foreign regulatory authorities of our products and our manufacturing operations;

•	The scope of the labeling approved by regulatory authorities for our products and competitive products;

•	New data on the safety and efficacy of our products and competitive products;

•	The effectiveness of our sales force;

•	The extent of coverage, pricing, and level of reimbursement from government agencies and other third-party payors for our products; and

•	The size of the patient population for our products.

Several of our products are expected to be subject to generic competition over the next several years, and if we are unable to mitigate the loss of revenue and income from these products with revenue from new products in development and through licensing arrangements, strategic alliances and/or acquisitions, our net revenue and results of operations will be adversely affected.

Several of our principal products already have lost patent protection or are expected to lose patent protection in the next several years, including our EFFEXOR family of products. Manufacturers of generic products increasingly seek to challenge patents at the earliest possible date, in some cases years before their expiration. Generic manufacturers may launch a generic product prior to the expiration of applicable patents or before final resolution of a patent dispute. For example, generic competition for PROTONIX emerged in late 2007 despite the existence of compound patent protection. Our net revenue and results of operations will be adversely affected if we are unable to generate revenue and income from alternate products, either developed internally through research and development or acquired through licensing arrangements, strategic alliances and/or acquisitions, to mitigate our loss of revenue and income as these products experience generic competition. Research and development of pharmaceutical product candidates involves significant cost and many uncertainties, and it is possible that we will not be able to obtain regulatory approval for, or successfully commercialize, new products that will generate sufficient revenue to mitigate this loss of revenue and income.

We make significant investments in assets that may become impaired as a result of patent expirations/generic competition or as a result of our failure to obtain regulatory approval or market acceptance of new products, process changes and/or reformulations.

As part of our business, we have made and will continue to make significant investments in assets, including inventory, plant and equipment, which relate to potential new products and potential changes in manufacturing processes or reformulations of existing products. Our ability to realize value on these investments is contingent on, among other things, regulatory approval and market acceptance of these new products, process changes and reformulations. In addition, as noted above, several of our principal products are nearing the end of their compound patent terms. If we are unable to find alternative uses for the assets supporting these products, these assets may need to be evaluated for impairment and/or we may need to incur additional costs to convert these assets to an alternate use. Our productivity initiatives may result in acceleration of the impairment of these assets and/or the incurrence of additional costs to convert these assets to alternate uses. Earlier than anticipated generic competition for these products also may result in excess inventory and associated charges.

In addition, as we transition the manufacture and marketing of products to next-generation or alternative products, such as the anticipated shift from PREVNAR to PREVNAR 13 (if approved), ENBREL to ENBREL (serum-free process) and REFACTO to XYNTHA/REFACTO AF, we may experience inventory write-offs, property and equipment impairments or increased costs, including as a result of the lead time necessary to construct highly technical and complex manufacturing facilities and the need to transport inventory to other locations. Such product transitions require detailed transition plans that create challenges for inventory and product placement, particularly if transitions go more slowly than expected. In addition, product transitions could result in a period of decreased sales as countries stop buying the prior product in anticipation of availability of the next generation product.

Because a few large wholesale distributors account for a significant portion of our net revenue, any financial or other difficulties of our wholesale distributors could negatively impact our results of operations.

In 2008, our largest wholesale distributor accounted for approximately 11% of our net revenue, and our top three wholesale distributors accounted for approximately 29% of our net revenue. If one of our significant wholesale distributors encounters financial or other difficulties, we may be unable to collect all the amounts that customer owes to us and may be unable to collect any such amounts on a timely basis, which could negatively impact our results of operations. This risk may be exacerbated as a result of the current economic environment.

Risks Associated with Legal Liabilities

We may be required to pay substantial damages for product liability claims.

Like many pharmaceutical companies in the current legal environment, we face potential product liability claims for products we have sold and for products we may sell in the future that are significant to our business, are complex in nature and have outcomes that are difficult to predict. Product liability claims, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention, may adversely affect our reputation and demand for our products and may result in significant damages. We have been sued in the past when patients using our products experienced adverse and undesirable health conditions, regardless of any connection between those conditions and our products. We cannot predict with certainty the eventual outcome of pending or future product liability litigation matters, and the ultimate outcome of such matters could be material to our results of operations, cash flows or financial condition.

We have taken pre-tax charges totaling $21,100.0 million as of December 31, 2008 in connection with product liability legal actions relating to the diet drugs PONDIMIN and REDUX. While our current reserve represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, claims asserted by opt outs from the nationwide settlement, primary pulmonary hypertension (PPH) claims, and our legal fees related to the diet drug litigation, it is possible that additional reserves may be required in the future.

In addition, we have been involved in various other legal proceedings involving allegations of injuries caused by our pharmaceutical products. These include individual lawsuits and putative class actions in federal and state courts in the United States and foreign jurisdictions involving allegations of injuries caused by PREMARIN or PREMPRO, two of our hormone therapy products. Of the 31 hormone therapy cases alleging breast cancer that have been resolved after being set for trial, 24 now have been resolved in our favor (by voluntary dismissal by the plaintiffs (14), summary judgment (6), defense verdict (3) or judgment for us notwithstanding the verdict (1)), several of which are being appealed by the plaintiffs. Of the remaining seven cases, four such cases have been settled, one resulted in a plaintiffs’ verdict that was vacated by the court and a new trial ordered (which plaintiffs have appealed), and two resulted in plaintiffs’ verdicts that we are appealing. Additional cases have been voluntarily dismissed by plaintiffs before a trial setting. Additional trials of hormone therapy cases are scheduled for 2009. We also face putative class action lawsuits from users of PREMARIN and PREMPRO seeking medical monitoring and purchase price refunds, as well as other damages. Although most of these putative class actions have been dismissed or withdrawn, three such actions remain pending, with a hearing for class certification in the West Virginia statewide refund class action that was begun in November 2008 having been adjourned to a date not yet set in 2009. Other of our pharmaceutical products, vaccines and over-the-counter products that are involved in product liability litigation include, without limitation, childhood vaccines that formerly contained thimerosal as a preservative and our EFFEXOR family of products. If the outcomes of any or all of these proceedings are unfavorable to us, it is possible that we may take future charges with respect to these matters, which may be significant. Please refer to Note 15 to our consolidated financial statements, Contingencies and Commitments, in our 2008 Financial Report for descriptions of these matters and other significant pending product liability litigation.

Although we have been completely self-insured for product liability risks since November 2003, we are subject to the risk that our insurers from prior years will seek to deny coverage for claims that we believe should be covered. For example, insurance carriers have either denied us coverage or have reserved their rights with respect to coverage for defense and settlement costs relating to the hormone therapy litigation under policies that we contend provide coverage. We believe that the denials of coverage are improper and intend to enforce our rights under the terms of those policies. Additionally, our ability to recover amounts owed to us under our policies is subject to the credit risk of our insurance carriers.

Adverse outcomes in other legal matters could negatively impact our business, results of operations, cash flows or financial condition.

Our financial condition could be negatively impacted by unfavorable results in other pending litigation matters, including those described in Note 15 to our consolidated financial statements, Contingencies and Commitments, in our 2008 Financial Report, or in lawsuits that may be initiated in the future. These matters include, among other things, allegations of violations of United States and foreign pharmaceutical pricing or marketing laws (including promotional practices) made by governments (including, without limitation, such allegations made in connection with the pricing and/or promotion of PROTONIX), private payors or others, allegations of violations of United States and foreign competition, consumer protection and environmental laws, intellectual property lawsuits, securities litigation, breach of contract claims and tort claims, any of which, if adversely decided, could negatively impact our business, results of operations, cash flows or financial condition.

If we fail to comply with the numerous and varied legal and regulatory requirements governing the health care industry, we may face substantial fines, other costs and restrictions on our business activities.

Our activities relating to the sale and marketing of our products are subject to extensive regulation under the U.S. Federal Food, Drug, and Cosmetic Act, the U.S. Public Health Service Act, the U.S. Deficit Reduction Act of 2005, the U.S. Foreign Corrupt Practices Act and other federal and state statutes, including anti-kickback and false claims laws, as well as similar laws in foreign jurisdictions. For example, our nutritionals business, which has significant operations in the Asia/Pacific region, is subject to a variety of foreign laws relating to sales and promotional practices. Violations of these regulations and laws may be punishable by criminal and civil sanctions, including substantial fines, as well as, in the United States, possible exclusion from federal and state health care programs, including Medicare and Medicaid. In addition, plaintiffs both in the United States and in foreign jurisdictions are increasingly bringing actions against international pharmaceutical companies for alleged violations of United States and foreign antitrust laws and laws regarding drug sales and marketing activities.

The United States government, state governments and private payors are investigating pricing practices of numerous pharmaceutical companies and biotechnology companies, and many have filed actions alleging that inaccurate reporting of prices has improperly inflated reimbursement rates. A number of these actions have been brought against us. Please see Note 15 to our consolidated financial statements, Contingencies and Commitments, in our 2008 Financial Report for a discussion of these investigations and lawsuits. In addition, we and current and former employees of the company have been served with a series of subpoenas from the United States Attorney’s Office for the District of Massachusetts seeking documents and testimony relating to our promotional practices with respect to PROTONIX, as well as our pricing of PROTONIX oral tablets and I.V. products and PREMARIN.

Regardless of merit or eventual outcome, these types of investigations and related litigation can result in:

•	Diversion of management time and attention;

•	Expenditure of large amounts of cash on legal fees, costs and payment of damages or penalties;

•	Limitations on our ability to continue some of our operations;

•	Decreased demand for our products; and

•	Injury to our reputation.

We may be subject to loss of permits and face substantial fines and cleanup costs in connection with our use of hazardous materials, which could adversely impact our results of operations, cash flows or financial condition.

We use certain hazardous materials in connection with our research and manufacturing activities. We have in the past been, and may in the future be, notified of our potential responsibility relating to the generation, storage, treatment and disposal of hazardous waste. This may result in loss of permits, fines or penalties, and other adverse governmental or private actions. In addition, we have been advised in the past, and may be advised in the future, that we may be a responsible party for several sites on the National Priority List created by the Comprehensive Environmental Response, Compensation and Liability Act, commonly known as Superfund. Please read the discussion of significant pending environmental matters in Note 8 to our consolidated financial statements, Other Liabilities, and in Note 15 to our consolidated financial statements, Contingencies and Commitments, in our 2008 Financial Report. Payment of substantial fines, penalties or environmental remediation costs, or the loss of permits or other authorizations to operate affected facilities, could adversely impact our operations and financial condition.

Risks Associated with Intellectual Property

If our intellectual property rights are challenged or circumvented, competitors may be able to take advantage of our research and development efforts.

Our long-term success largely depends on our ability to market technologically competitive products. If we fail to obtain and maintain adequate intellectual property protection, we may not be able to prevent third parties from using our proprietary technologies. Our currently pending or future patent applications and/or extensions may not result in issued patents or be approved on a timely basis or at all. In addition, our issued patents may not contain claims sufficiently broad to protect us against third parties with similar technologies or products or provide us with any competitive advantage. The scope of our patent claims also may vary between countries, as individual countries have their own patent laws. For example, some countries only permit the issuance of patents covering methods of making a drug compound, not the chemical compound itself. Our ability to enforce our patents also depends on the laws of individual countries and each country’s practice with respect to enforcement of intellectual property rights. In addition, patent law reform in the United States and other countries may also weaken our ability to enforce our patent rights.

Mechanisms exist in much of the world permitting some form of challenge by generic manufacturers to our patents prior to or immediately following the expiration of any regulatory exclusivity. In the United States, under the Hatch-Waxman Act, NCEs receive five years of data exclusivity, and generic manufacturers can challenge our patents as soon as four years following FDA approval of an NDA. Products that are not subject to NCE exclusivity may receive three years of market exclusivity, but the related patents may be challenged immediately following FDA approval. For example, patents for PROTONIX and EFFEXOR XR (extended release capsules) are currently subject to, and may be subject in the future to, such challenges in the United States or elsewhere. Generic filings containing such challenges may be made at any time for RAPAMUNE, and may occur beginning in June 2009 for TYGACIL. If a third party successfully challenges patents we rely upon, a court could determine that the patents are invalid or unenforceable or limit the scope of coverage of those patents, potentially reducing our revenue from the related products.

In many countries, as a patent owner, we must seek a preliminary injunction or similar legal device to avoid premature generic market entry. In circumstances where a preliminary injunction is issued, but the asserted patents are held invalid or not infringed, we may be liable for the generic manufacturer’s lost profits. In some circumstances, where no preliminary injunction is available, we may be limited to an action for damages and perhaps a permanent injunction. In such cases, the generic may enter the market and money damages may be inadequate to compensate us for our losses. For example, in September 2007, we were denied a preliminary injunction against Teva and Sun seeking to prevent the “at risk” launch of generic versions of PROTONIX following the expiration of the 30-month stay under the Hatch-Waxman Act. These generic manufacturers subsequently launched generic versions of PROTONIX. We have also filed a patent infringement litigation against KUDCo based on its Paragraph IV certification for a generic PROTONIX tablet product. The 30-month stay against KUDCo expired on January 25, 2009. If KUDCo decides to enter the market at risk prior to the expiration of the PROTONIX patent, we and Nycomed expect to file an amended complaint seeking damages against KUDCo. The case against KUDCo is consolidated with the cases against Teva and Sun. There is no assurance that we will recover monetary damages that compensate us for our losses, and the legal costs and other expenses associated with defending our intellectual property rights are substantial. In addition, in some situations, generic manufacturers may be able to design around certain of our patents.

When our patent rights expire, previously protected products may become subject to competition from generic versions, which may lower our net revenue.

We own, have applied for or hold licenses under a large number of patents, both in the United States and in other countries. Our patent protection for our products extends for varying periods in accordance with the date of grant and the legal life of patents in countries in which patents are granted. The protection afforded, which may also vary from country to country, is limited by the applicable terms of our patents and the availability of legal remedies in the applicable country. Following expiration of patents covering our products, other entities may be able to obtain approval to manufacture and market generic alternatives, which we expect would result in lower net revenue. For example, our EFFEXOR family of products and ZOSYN (TAZOCIN internationally) have begun to experience generic competition in a number of major markets. The compound patent for venlafaxine (the active ingredient used in EFFEXOR) in most remaining markets outside the United States expired in December 2008, and generic versions of EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) have been introduced in a number of major non-United States markets. While the impact on our overall EFFEXOR results for 2008 was limited, we expect a significant impact on our sales of EFFEXOR XR (extended release capsules)

throughout 2009 as generic versions are introduced in additional markets outside the United States. Compound protection for ZOSYN expired in the United States in February 2007. Certain additional patent protection remains. Our current formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection until 2023. Generic competition for ZOSYN in the United States could occur at any time and likely would have a significant adverse impact on our sales of the product. Compound patent protection for ZOSYN (TAZOCIN internationally) expired in most major markets outside the United States in July 2007. Accordingly, we are facing generic competition in a number of major markets outside the United States and may face generic competition in additional countries in the near future.

We may incur substantial costs in litigation or other proceedings involving intellectual property rights, and the results of such litigation or proceedings may reduce our net revenue.

A third party may sue us or one of our collaboration partners, alleging infringement of the third-party’s patents or other intellectual property rights. Likewise, one of our collaboration partners or we may sue to enforce intellectual property rights or to determine the scope and validity of third-party proprietary rights. For example, REFACTO and XYNTHA are currently the subject of a patent infringement lawsuit by Novartis Vaccines & Diagnostics, and ENBREL has been the subject of several patent infringement lawsuits and continues to be a target of patent litigation. If we do not prevail in this type of litigation, we or our strategic collaboration partners may be required to:

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

We have multiple product candidates in development and devote considerable resources to research and development activities, including clinical trials. These activities involve a high degree of risk and take many years, and there can be no guarantee that the development of any particular product candidate or new indication for an existing product will be approved by regulators and lead to a commercial product. The length of time that it takes to complete clinical trials and obtain regulatory approval for a product candidate or new indication has in the past varied, and we expect similar variability in the future.

We finished 2008 with three key potential new products or product indications for which we have filed pending NDAs with the FDA, as follows: TYGACIL, our broad-spectrum I.V. antibiotic for serious, hospital-based infections, for a supplemental indication for the treatment of community-acquired pneumonia; PRISTIQ, for the treatment of vasomotor symptoms associated with menopause; and VIVIANT, for prevention and treatment of postmenopausal osteoporosis. We also have several new products and product indications under review in the EU and other countries. In December 2008, we submitted a marketing authorization application (MAA) to the EMEA for approval of PREVNAR 13 in infants and children from two months to five years of age. We are submitting our biologics license application for PREVNAR 13 in infants and toddlers to the FDA on a rolling basis as sections of the application are completed in order to facilitate the FDA’s review. Our product development or commercialization efforts with respect to any product candidate may fail or be delayed, and we may be unable to commercialize it or may be delayed in commercializing it, for multiple reasons, including:

•	Failure of the product candidate in preclinical studies;

•	Difficulty enrolling patients in clinical trials or delays or clinical trial holds at clinical trial sites;

•	Delays in completing formulation and other testing and work that is necessary to support an application for regulatory approval;

•	Adverse reactions to the product candidate or indications of other safety concerns;

•	Insufficient clinical trial data to support the safety and/or effectiveness of the product candidate;

•	Our inability to manufacture sufficient quantities of the product candidate for development or commercialization activities in a timely and cost-efficient manner; and

•	Failure to obtain, or delays in obtaining, the required regulatory approvals for the product candidate or the facilities in which it is manufactured.

Notably, clinical trial data are subject to differing interpretations, and, even when we view data as sufficient to support the safety and/or effectiveness of a product candidate or a new indication for an existing product, regulatory authorities may not share our views and may require additional data or may deny approval altogether. For example, the current regulatory environment makes it increasingly difficult to obtain approval for product candidates where there are already existing approved products for the same indications that have longer-term safety and efficacy data available.

For these and other reasons, the process for completing clinical development of, and seeking approvals for, our product candidates, both in the United States and internationally, is characterized by significant regulatory interaction and timing uncertainty. For example, with each of TYGACIL for the treatment of community-acquired pneumonia, PRISTIQ for the treatment of vasomotor symptoms and VIVIANT for the treatment and prevention of postmenopausal osteoporosis, the FDA has issued approvable letters requesting additional data and/or analysis with respect to safety and/or efficacy issues. The FDA also has indicated that it expects to convene an advisory committee to review our pending NDAs for both the treatment and prevention of postmenopausal osteoporosis with VIVIANT. For these and our other product candidates, we are unable to predict with certainty what issues the FDA and other regulators will raise during the review process and whether we will be able to adequately address them. Similarly, we cannot precisely project the length of time that will be necessary to compile additional data and analysis requested by regulatory agencies during the review process or predict with certainty whether our submissions will be deemed sufficient or, instead, result in additional requests.

Regulatory authorities in different countries often apply differing standards for the approval of product candidates and/or new indications for existing products, meaning that approval of a particular product candidate or new indication in one country may not be predictive of approval in other countries. For example, although PRISTIQ was approved for the treatment of major depressive disorder in nine countries, including the United States and Canada, we withdrew our central marketing authorization application in the EU, and there can be no assurance that it will be approved in other countries or for other indications (including treatment of vasomotor symptoms associated with menopause) in the future.

From time to time, we may predict potential dates for the submission of applications for regulatory approval of our product candidates or new indications and potential dates for other key development or regulatory milestones, any of which we may not meet for these same or other reasons.

The development and commercialization of novel drugs requires significant expenditures with a low probability of success.

Successful development and commercialization of new pharmaceuticals, vaccines and biotechnology products is expensive and inherently uncertain. Conducting late-stage clinical trials, like our global Phase 3 programs for PREVNAR 13 and our global Phase 3 clinical program with Elan Corporation, plc (Elan) for bapineuzumab, is particularly costly. If our clinical trials are not successful, we will not recover our substantial investments in the related product candidate. Even where our clinical trials are sufficient to obtain product approval, we may not be able to achieve our anticipated product labeling and profile, which could adversely impact the commercial success of the product. The substantial funds we spend developing new products depress near-term profitability with no assurance that the expenditures will generate future profits.

If our strategic alliances are unsuccessful, our operating results will be negatively impacted.

Several of our strategic initiatives involve alliances with other companies, including our collaborations with:

•	Amgen (US) and Takeda (Japan) on ENBREL;

•	Nycomed on PROTONIX;

•	Johnson & Johnson to which we supply sirolimus, the active ingredient in RAPAMUNE, to coat the CYPHER stent;

•	Medtronic Sofamor Danek, Inc. on rhBMP-2;

•	Progenics Pharmaceuticals, Inc. on the development of RELISTOR (methylnaltrexone) for the treatment of opioid-induced side effects and post-operative ileus;

•	Trubion on the development of TRU-015 for the treatment of rheumatoid arthritis and certain other therapies; and

•	Elan on the development of amyloid immunotherapies to address Alzheimer’s disease, including bapineuzumab.

The success of these and similar arrangements depends not only on our contributions and capabilities, but also on the technology and other intellectual property contributed by our partners and their resources, efforts and skills. If these and similar arrangements are unsuccessful, our operating results will be negatively impacted. For example, our alliance revenue has been adversely impacted by declining sales of the CYPHER coronary stent marketed by Johnson & Johnson. In addition, disputes and difficulties in strategic alliance relationships are common, often due to conflicting priorities or conflicts of interest. The benefits of these alliances would be reduced or eliminated if we or our strategic partners:

•	Terminate or breach the agreements;

•	Fail to devote sufficient financial or other resources to the alliances; or

•	Suffer negative outcomes in intellectual property disputes.

Under many of our strategic alliances, we make milestone payments well in advance of commercialization of products, with no assurance that we will ever recoup those payments. For example, in late February 2008, we and our partner Solvay Pharmaceuticals terminated our collaboration agreements for the development and North American promotion of bifeprunox for schizophrenia. There can be no guarantee that any particular strategic alliance will be successful and result in a commercial product.

Risks Associated with Manufacturing our Products

Manufacturing problems and/or capacity imbalances may cause product launch delays, inventory shortages, recalls or unanticipated costs.

In order to sell our products, we must be able to produce sufficient quantities. Many of our products are difficult to manufacture, including PREVNAR and ENBREL, and/or are sole-sourced from certain manufacturing facilities. Minor deviations in our manufacturing processes could result in unacceptable changes in the products that result in lot failures, which may result in launch delays, inventory shortages, unanticipated costs, product recalls, product liability and/or regulatory action. In addition, a number of factors could cause production interruptions at our facilities or the facilities of our third-party providers, including equipment malfunctions, labor problems, natural disasters, regulatory action, power outages or terrorist activities. These interruptions could result in launch delays, inventory shortages, unanticipated costs or issues with our agreements under which we supply third parties.

We have spent considerable resources constructing and seeking regulatory approvals for manufacturing facilities. There can be no assurance that these facilities will prove sufficient to meet demand for our products or that we will not have excess capacity at these sites. The unpredictability of a product’s regulatory or commercial success or failure, the lead time necessary to construct highly technical and complex manufacturing facilities, and shifting customer demand (including as a result of market conditions or entry of branded or generic competition) increase the potential for capacity imbalances. In addition, construction of facilities is expensive, and our ability to recover these costs will depend on increased net revenue from the products produced at the sites, which is uncertain.

Our manufacturing operations are subject to extensive government regulation.

Regulatory authorities must approve the facilities in which our health care products are produced. Any third party we use to manufacture, fill-finish or package our products also must be licensed by applicable regulatory authorities. As a result, substitute third-party providers may not be readily available on a timely basis in the event our or our third-party manufacturers’ manufacturing facilities are not approved or are unable to comply with applicable regulations. Manufacturing facilities are subject to ongoing inspections by regulatory authorities that may result in regulatory action. In addition, minor changes in manufacturing processes may require additional regulatory approvals. Either of these situations could cause us to incur significant additional costs and lose revenue. Changes in legislation also may impact our or our third-party manufacturers’ manufacturing operations or our ability to obtain key ingredients of our products. For example, there are several proposals at the federal and state level relating to certification and inspection of raw materials suppliers that, if implemented, could result in interruptions in supply of our Consumer Healthcare products, such as CENTRUM.

In the event that a regulatory authority objects to practices or conditions at any of our or our third-party manufacturers’ manufacturing facilities, such facility could be subject to adverse regulatory actions. These possible regulatory actions could include, among others, warning letters, fines, injunctions and recalls, which could result in, among other things, a total or partial shutdown of production in one or more of the manufacturing facilities; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events, in combination or alone, could disrupt our business and negatively impact our revenue and financial condition.

We rely on third parties to provide us with materials and services in connection with the manufacturing of our products and, in some instances, for the manufacture of entire products.

Unaffiliated third-party suppliers provide some materials necessary for commercial production of our products, including specialty chemicals, commodities and components necessary to manufacture, fill-finish and package products. In some instances, such as REFACTO, we rely on third parties to manufacture the entire product. We have sole source suppliers for materials used in PREVNAR, ENBREL, PREMARIN, PRISTIQ, PROTONIX, BENEFIX, RAPAMUNE, ZOSYN, TYGACIL and oral contraceptives. We may be unable to manufacture our products in a timely manner, or at all, if any of our third-party suppliers cease or interrupt production or otherwise fail to supply us or if the supply agreements are suspended or terminated, which could constrain sales of these products.

Commodities such as milk, which is used in large quantities by our nutritionals business and has been subject to sharp price increases in the recent past, often experience price volatility caused by conditions outside of our control. These conditions include fluctuations in commodities markets, currency fluctuations and changes in governmental programs.

Risks Associated with Operations

The current financial crisis could magnify certain risks that affect our business.

Global economic conditions could impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our partners, distributors, manufacturers, suppliers and other third parties. Despite significant government intervention, global investor confidence remains low, and credit remains relatively scarce. Additionally, the world’s largest developed economies, including the United States, the United Kingdom and other countries where we have significant operations, are widely considered to be in the midst of, or about to enter, economic recession. If the current economic situation continues or deteriorates further, our business could be negatively impacted by reduced demand for our products or third-party disruptions resulting from tighter credit markets and other adverse economic conditions.

For example, sales of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payors, including governments and private insurance plans. As a result of the volatility of the current financial markets, our third-party payors may delay or be unable to satisfy their reimbursement obligations which could have an adverse effect on the sales of our products as well as on our business and results of operations. In addition, increased economic hardship among consumers of our products, including unemployment, loss of health insurance and prescription drug benefits and declining household income, also could adversely impact our business. For example, decreased levels of business and consumer spending have resulted in and could continue to result in loss of sales of our Consumer Healthcare products to competing branded, private label and generic products, which could negatively impact our net revenue and results.

Additionally, we rely upon third parties for certain parts of our business, including licensees and partners, wholesale distributors of our products, contract clinical trial providers, contract manufacturers, unaffiliated third-party suppliers and counterparties to our investment arrangements. The recent volatility in the financial markets and the slowdown in the general economy may lead to a disruption or delay in the performance or satisfaction of commitments to us by these third parties, which could have an adverse effect on our business and results of operations.

Our international sales and operations are subject to the economic, political, legal and business environments of the countries in which we do business, and our failure to operate successfully or adapt to changes in these environments could cause our international sales and operations to be limited or disrupted, and the value of our foreign direct investments may be diminished.

Our international operations could be limited or disrupted, and the value of our foreign direct investments may be diminished by any of the following:

•	Fluctuations in currency exchange rates;

•	Volatility in the international financial markets;

•	The imposition of governmental controls;

•	Import and export license requirements;

•	Political instability;

•	Difficulties enforcing contractual and intellectual property rights;

•

Changes in laws, regulations or enforcement practices with respect to our business, including without limitation laws relating to reimbursement, competition, pricing, and sales and marketing of our products;

•	Terrorist activities and armed conflicts;

•	Trade restrictions and restrictions on direct investments by foreign entities;

•	Changes in tax laws and tariffs;

•	Costs and difficulties in staffing, managing and monitoring international operations; and

•	Longer payment cycles.

In 2008, we generated over 50% of our total net revenue in currencies other than the United States dollar. Our international-based revenue as well as our net assets expose our revenue and earnings to foreign currency exchange risk. While we attempt to hedge certain currency risks, currency fluctuations between the United States dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced. For example, the favorable impact of foreign exchange on our net revenue during the first nine months of 2008 was not replicated in the fourth quarter of 2008 due to a weakening of foreign currencies relative to the United States dollar. If the United States dollar maintains its current value or grows stronger against foreign currencies, our 2009 net revenue will be adversely affected.

The multinational nature of our business subjects us to potential risks that various taxing authorities may challenge the pricing of our cross-border arrangements. While we believe that our pricing methodology is in accordance with applicable laws, taxing authorities may disagree and subject us to additional tax, adversely impacting our effective tax rate and our tax liability. Taxing authorities in various jurisdictions are in the process of reviewing our tax returns. For example, the U.S. Internal Revenue Service (IRS) is currently auditing our tax returns for the 2002-2005 tax years. Certain of these taxing authorities are examining tax positions associated with our cross-border arrangements. While we believe that these tax positions are appropriate and that our reserves are adequate with respect to such positions, it is possible that one or more taxing authorities will propose adjustments in excess of such reserves and that conclusion of these audits will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on our results of operations or cash flows in the period in which an adjustment is recorded and in future periods. We believe that an unfavorable resolution for open tax years would not be material to our financial position; however, each year we record significant tax benefits with respect to our cross-border arrangements, and the possibility of a resolution that is material to our financial position cannot be excluded.

Failure to execute our business strategy could adversely impact our growth and profitability.

In 2008, we initiated Project Impact, a company-wide program designed to initially address short-term fiscal challenges, particularly the significant loss of sales and profits resulting from the launch of generic versions of PROTONIX. Longer term, Project Impact will include strategic actions designed to fundamentally change how we conduct business as we adapt to the continuously changing business climate. However, if we are not able to fully execute the strategic transformation of our business contemplated by Project Impact, our future results of operations could be adversely affected.

We may not be able to fully execute the strategic transformation of our business contemplated by Project Impact. Changes in the company’s structure, operations, revenue, costs or efficiency could impact our ability to realize the expected benefits of our cost-reduction initiatives. In addition, our failure to hire and retain personnel with the right expertise and experience in operations that are critical to our business functions could adversely impact the execution of our business strategy. The failure to realize the projected benefits of our long-term strategy, including our productivity initiatives, could negatively affect our future results of operations.

In 2008, we instituted an accelerated growth market initiative, pursuant to which we are focusing resources in countries that we believe have the potential for significant growth. Recent global economic conditions may adversely impact the growth potential of these markets, particularly in the short term, which would adversely impact our business strategy.

We rely on third parties to provide us with services in connection with the administration of our business and are increasingly dependent on information technology.

We outsource a number of processing and administrative functions to unaffiliated third parties. For example, as part of our productivity initiatives, we entered into a master services agreement with Accenture LLP (Accenture) in July 2006 under which Accenture provides us with transactional processing and administrative support services over a broad range of areas, including informational services, finance and accounting, human resources and procurement functions. Certain of the functions originally contracted for by us as part of the outsourcing initiative with Accenture have been subsequently retained by us. There can be no assurance that further transition of functions to Accenture will be successful or that we will not encounter difficulties during the remainder of the transition process. Services provided by third parties as a part of outsourcing initiatives could be interrupted as a result of many factors, such as force majeure events or contract disputes, and any failure by these third parties to provide us with these services on a timely basis or at all could result in a disruption of our business. Additionally, we are increasingly dependent on information technology systems, and any significant breakdown, invasion, destruction or interruption of these systems, whether retained by us or outsourced to third parties, could negatively impact our operations.

Increases in costs of pension benefits and current and postretirement medical and other employee health and welfare benefits may reduce our profitability.

With approximately 47,500 employees, our profitability is substantially affected by costs of pension benefits and current and postretirement medical and other employee health and welfare benefits. These costs can vary substantially as a result of changes in health care costs, volatility in investment returns on pension plan assets and changes in discount rates used to calculate related liabilities. For example, the fair value of plan assets of our defined benefit pension plans at December 31, 2008 decreased by $1,051.8 million, or 20.9%, from the previous year end due primarily to the significant price declines experienced by global debt and equity markets in 2008, which we expect will result in increased pension expense of approximately $250.0 million in 2009 (see Note 9 to our consolidated financial statements, Pensions and Other Postretirement Benefits, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Challenging Business Environment” in our 2008 Financial Report). These factors may put upward pressure on the cost of providing pensions and medical benefits. We can provide no assurance that we will succeed in limiting future cost increases, and upward pressure may reduce our profitability.

Our indebtedness could adversely affect our operations.

As of December 31, 2008, we had $10,826.0 million of long-term debt.

Our indebtedness:

•	Requires us to dedicate a portion of our cash flow from operations to debt service;

•	Imposes certain restrictions on our business activities; and

•	May place us at a competitive disadvantage compared with our competitors that have less debt.

Although we currently do not plan to access the equity or debt markets to meet capital or liquidity needs, the heightened volatility and current tightening of credit in financial markets may adversely affect our ability to obtain financing in the future if unforeseen capital or liquidity needs were to arise or our plans otherwise change.

Changes in interest rates and the return on our investments could adversely affect our results of operations.

As of December 31, 2008 we had marketable securities of $4,529.4 million, which are impacted by fluctuations in interest rates. Additionally, our marketable securities are subject to changes in fair value as a result of other market factors, such as the recent turmoil in the financial markets. For example, we had net realized losses on our investments for the year ended December 31, 2008 of $187.9 million, which included write-downs of approximately $68.7 million related to Lehman Brothers and Washington Mutual bonds. Further, as noted above, we had long-term debt at December 31, 2008 of $10,826.0 million. Some of our interest payments on our debt are also subject to fluctuations in interest rates, including due to our use of interest rate swaps (see Note 7 to our consolidated financial statements, Debt and Financing Arrangements, in our 2008 Financial Report). Accordingly, fluctuations in interest rates may adversely affect our results.

The conditions of the financial markets have resulted in severe downward pressure on worldwide stock and credit markets and have diminished the creditworthiness and ability to honor contractual obligations of some counterparties to our investment arrangements. Further, due to the significant decline in interest rates on our investments, we expect that net interest expense will increase substantially in 2009. Continued market turmoil could reduce the return available to us on invested corporate cash, reduce the return on investments under our pension plans and thereby potentially increase funding obligations, and/or limit the pool of eligible investments for our cash position, all of which if severe and sustained could have adverse impacts on our results of operations and cash flows. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—2009 Outlook” in our 2008 Financial Report for a discussion of the potential impact of global economic conditions on our operations.

Our proposed merger with Pfizer may cause disruption in our business and, if the proposed merger does not occur, we will have incurred significant expenses, may need to pay a termination fee under the merger agreement and our stock price may decline.

On January 26, 2009, we announced that we had entered into a definitive merger agreement with Pfizer and a wholly owned subsidiary of Pfizer, pursuant to which the Pfizer subsidiary will merge with and into the company, with the company surviving as a wholly owned subsidiary of Pfizer. Under the terms of the merger agreement, each outstanding share of our common stock, other than shares of restricted stock (for which holders will be entitled to receive cash consideration pursuant to separate terms of the merger agreement), and certain shares of common stock held directly or indirectly by us or Pfizer (which will be canceled as a result of the proposed merger) and other than those shares for which appraisal rights have been properly exercised under Delaware law and not withdrawn, will be converted into the right to receive $33.00 in cash, without interest, and 0.985 validly issued, fully paid and non-assessable shares of common stock of Pfizer.

The announcement of the proposed merger, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and marketing, research and development, productivity initiatives or other key business activities, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the proposed merger, whether or not consummated, may impact our relationships with third parties, including collaboration partners, suppliers, distributors, key opinion leaders, consumers and others.

As more fully described in Note 17 to our consolidated financial statements, Merger Agreement with Pfizer, contained in our 2008 Financial Report, the completion of the proposed merger is subject to certain conditions, including, among others (i) adoption of the merger agreement by our stockholders, (ii) the absence of certain legal impediments to the consummation of the proposed merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining antitrust approvals in certain other jurisdictions, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by us and Pfizer, respectively, and compliance by us and Pfizer with our and their respective obligations under the merger agreement, (v) declaration of the effectiveness by the Securities and Exchange Commission of the Registration Statement on Form S-4 to be filed by Pfizer, and (vi) the lenders providing Pfizer with debt financing in connection with the proposed merger shall not have declined to provide such financing at closing due to the occurrence of a Parent Material Adverse Effect (as defined in the merger agreement) or due to Pfizer failing to obtain specified credit ratings.

If the merger agreement is terminated in certain circumstances where we receive an acquisition proposal that our Board of Directors determines is, or is reasonably likely to lead to, a Superior Proposal (as defined in the merger agreement), then we would be required to pay Pfizer a termination fee. We would also be required to pay Pfizer a termination fee if (1) the merger agreement is terminated under certain circumstances, and (2) within 12 months following such termination, we enter into a definitive agreement with a third party with respect to, or consummate, a business combination transaction. In addition, if our Board of Directors changes its recommendation that our shareholders approve the proposed merger, then Pfizer could terminate the merger agreement, in which case we would be required to pay Pfizer a termination fee (and under certain circumstances we also would be required to reimburse Pfizer for its actual expenses incurred in connection with the proposed merger, subject to a $700 million cap). The termination fee we would be required to pay to Pfizer in the various circumstances outlined above ranges between $1.5 billion and $2 billion (plus up to $700 million in expenses) depending on the circumstances of the termination.

We cannot predict whether the closing conditions for the proposed merger set forth in the merger agreement will be satisfied. As a result, we cannot assure you that the proposed merger will be completed. If the closing conditions for the proposed merger set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the proposed merger does not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the transaction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have not received any written comments from the staff of the Securities and Exchange Commission regarding our periodic or current reports that remain unresolved.

ITEM 2.	PROPERTIES

Our corporate headquarters and the headquarters of our Consumer Healthcare business are located in owned facilities in Madison, New Jersey. Our United States and international Pharmaceuticals operations are headquartered in owned facilities in Collegeville and Great Valley, Pennsylvania. Our Animal Health business is headquartered in Overland Park, Kansas, a leased facility. Our international subsidiaries and affiliates, which generally own their properties, have significant manufacturing facilities in 11 countries outside the United States.

The properties listed below are our principal manufacturing plants (M) and research laboratories (R) as of December 31, 2008, listed in alphabetical order by state or country. All of these properties are owned except certain facilities in Albany, Georgia, Guayama, Puerto Rico and Rouses Point, New York, which are under lease. We also own or lease a number of other smaller properties worldwide, which are used for manufacturing, research, warehousing and office space.

Pharmaceuticals (P), Consumer Healthcare (C) and Animal Health (A):

United States:	Reportable Segment
Albany, Georgia (M)		(C)
Charles City, Iowa (M)			(A)
Fort Dodge, Iowa (M, R)			(A)
Andover, Massachusetts (M, R)	(P)
Cambridge, Massachusetts (R)	(P)
Princeton, New Jersey (R)	(P)
Chazy, New York (R)	(P)
Pearl River, New York (M, R)	(P)	(C)
Rouses Point, New York (M, R)	(P)
Sanford, North Carolina (M, R)	(P)
Collegeville, Pennsylvania (R)	(P)
Carolina, Puerto Rico (M)	(P)
Guayama, Puerto Rico (M)	(P)	(C)
Richmond, Virginia (M, R)		(C)

International:	Reportable Segment
Campinas, Brazil (M)			(A)
Itapevi, Brazil (M)	(P)	(C)
Brandon, Canada (M)	(P)
St. Laurent, Canada (M, R)	(P)	(C)
Shanghai, China (M)	(P)
Suzhou, China (M)	(P)	(C)
Gosport, England (R)	(P)
Havant, England (M)	(P)
Askeaton, Ireland (M, R)	(P)
Grange Castle, Ireland (M)	(P)
Newbridge, Ireland (M)	(P)
Aprilia, Italy (M)	(P)	(C)
Catania, Italy (M, R)	(P)		(A)
Vallejo, Mexico (M)	(P)	(C)
Cabuyao, Philippines (M)	(P)
Tuas, Singapore (M)	(P)
Algete, Spain (M)	(P)
Gerona, Spain (M, R)			(A)
Hsinchu Hsien, Taiwan (M)	(P)	(C)	(A)

We have significant capital projects ongoing to support additional manufacturing capacity and/or new products in Sanford, North Carolina, Suzhou, China, Grange Castle, Ireland, Newbridge, Ireland, Cubuyao, Philippines and Singapore.

We believe our properties to be adequately maintained and suitable for their intended use. The facilities generally have sufficient capacity for existing needs and expected near-term growth, and expansion projects are undertaken as necessary to meet future needs.

ITEM 3.	LEGAL PROCEEDINGS

The information set forth in Note 15 to our consolidated financial statements, Contingencies and Commitments, in our 2008 Financial Report is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT AS OF FEBRUARY 26, 2009

Each officer is elected to hold office until a successor is chosen or until earlier removal or resignation. None of the executive officers is related to another:

Name	Age	Offices and Positions	Elected as Executive Officer
Bernard Poussot	57

Chairman, President and Chief Executive Officer

Chairman of Management, Operations, Law/Regulatory Review and Human Resources, Benefits and Compensation Committees and Member of Long-Term Incentive Committee

			January 2001

Business Experience:

June 2002 to April 2006, Executive Vice President and President, Wyeth Pharmaceuticals

April 2006 to January 2007, President and Vice Chairman

January 2007 to January 2008, President, Chief Operating Officer and Vice Chairman

January 2008 to June 2008, President and Chief Executive Officer

June 2008 to date, Chairman, President and Chief Executive Officer

Gregory Norden	51

Senior Vice President and Chief Financial Officer

Chairman of the Investment Committee and Member of Management, Operations, Law/Regulatory Review, Human Resources, Benefits and Compensation and Long-Term Incentive Committees

			June 2007

Business Experience:		October 2000 to June 2007, Executive Vice President, Wyeth Pharmaceuticals June 2007 to date, Senior Vice President and Chief Financial Officer

Timothy P. Cost	49	Senior Vice President, Corporate Affairs Member of Management, Operations, Law/Regulatory Review and Human Resources, Benefits and Compensation Committees	February 2008

Business Experience:		June 2003 to 2008, Executive Vice President, Corporate Affairs, ARAMARK Corporation February 2008 to date, Senior Vice President, Corporate Affairs

Richard R. DeLuca, Jr.	46	President, Fort Dodge Animal Health Division Member of Management, Operations, Law/Regulatory Review and Human Resources, Benefits and Compensation Committees	January 2008

Business Experience:		2002 to 2006, Senior Vice President of Finance and Administration/Chief Financial Officer, Fort Dodge Animal Health Division

		2006 to 2007, Executive Vice President of Finance and Administration/Chief Financial Officer, Fort Dodge Animal Health Division

Name	Age	Offices and Positions	Elected as Executive Officer
		2007 to January 2008, Chief Operating Officer, Fort Dodge Animal Health Division January 2008 to date, President, Fort Dodge Animal Health Division

Mikael Dolsten, M.D., Ph.D.	50	Senior Vice President and President, Wyeth Research Member of Management, Operations, Law/Regulatory Review and Human Resources, Benefits and Compensation Committees	June 2008

Business Experience:

2003 to 2007, Global Head, Corporate Division Pharma Research and Discovery, Boehringer Ingelheim Corporation

2008 to June 2008, Private Equity Partner, Orbimed Advisors, LLC

June 2008 to date, Senior Vice President and President, Wyeth Research

Geno J. Germano	48	President, U.S., Pharmaceuticals and Women’s Health Care, Wyeth Pharmaceuticals Member of Management and Operations Committees	January 2008

Business Experience:

2002 to 2004, Executive Vice President and General Manager, Vaccines, Wyeth Pharmaceuticals

2004 to 2007, Executive Vice President and General Manager, Pharmaceutical Business Unit, Wyeth Pharmaceuticals

2007 to January 2008, President, U.S., and General Manager Pharmaceutical Business Unit, Wyeth Pharmaceuticals

January 2008 to date, President, U.S., Pharmaceuticals and Women’s Health Care, Wyeth Pharmaceuticals

Thomas Hofstaetter, Ph.D.	60	Senior Vice President, Corporate Business Development Member of Management and Operations Committees	September 2004

Business Experience:		1999 to September 2004, Senior Vice President, Corporate Development, Aventis September 2004 to date, Senior Vice President, Corporate Business Development

Michael E. Kamarck, Ph.D.	57	President, Technical Operations and Product Supply, Wyeth Pharmaceuticals Member of Management, Operations and Law/Regulatory Review Committees	November 2008

Name	Age	Offices and Positions	Elected as Executive Officer
Business Experience:

2001 to 2005, Senior Vice President, Biopharmaceutical Development and Manufacturing, Wyeth Pharmaceuticals

2005 to 2006, Senior Vice President, Biopharmaceutical and Vaccines Operating Unit, Wyeth Pharmaceuticals

2006 to October 2007, Senior Vice President, Biotechnology Operating Unit, Wyeth Pharmaceuticals

October 2007 to December 2008, Executive Vice President, Pharma, Technical Operations and Product Supply, Wyeth Pharmaceuticals

December 2008 to date, President, Technical Operations and Product Supply, Wyeth Pharmaceuticals

John C. Kelly	66	Vice President and Controller Member of Operations, Law/Regulatory Review, Human Resources, Benefits and Compensation and Investment Committees	March 2008

Business Experience:		2002 to March 2008, Vice President – Finance Operations March 2008 to date, Vice President and Controller

Andreas Krebs	51	President, Europe, Middle East, Africa (EMEA) and Canada Member of Management and Operations Committees	July 2008

Business Experience:		2003 to July 2008, General Manager, Germany, Wyeth Pharmaceuticals July 2008 to date, President, Europe, Middle East, Africa (EMEA) and Canada

Joseph M. Mahady	55	Senior Vice President and President, Wyeth Pharmaceuticals Member of Management, Operations, Law/Regulatory Review and Human Resources, Benefits and Compensation Committees	June 2001

Business Experience:

June 2003 to June 2005, Senior Vice President and President – North America and Global Businesses, Wyeth Pharmaceuticals

June 2005 to February 2007, Senior Vice President and President, The Americas and Global Businesses, Wyeth Pharmaceuticals

February 2007 to December 2007, Senior Vice President and President – Global Business, Wyeth Pharmaceuticals

January 2008 to date, Senior Vice President and President, Wyeth Pharmaceuticals

Name	Age	Offices and Positions	Elected as Executive Officer
Denise M. Peppard	52	Senior Vice President, Human Resources Member of Management, Operations, Law/Regulatory Review, Human Resources, Benefits and Compensation and Long-Term Incentive Committees	January 2008

Business Experience:

2001 to 2007, Senior Vice President, Human Resources, Wyeth Pharmaceuticals

2007 to January 2008, Vice President – Corporate Human Resources

January 2008 to date, Senior Vice President, Human Resources

Charles A. Portwood	58	Executive Vice President, Technical Operations and Product Supply Operational Excellence, Wyeth Pharmaceuticals Member of the Management Committee	January 2005

Business Experience:

1970 to November 2001, Senior Vice President, Strategy and Industrial Excellence, Aventis

November 2001 to July 2002, Senior Vice President, Global Supply Chain, Wyeth Pharmaceuticals

July 2002 to November 2008, President – Technical Operations and Product Supply, Wyeth Pharmaceuticals

November 2008 to date, Executive Vice President, Technical Operations and Product Supply Operational Excellence, Wyeth Pharmaceuticals

Cavan M. Redmond	48	President, Wyeth Consumer Healthcare Member of Management, Operations, Law/Regulatory Review and Human Resources, Benefits and Compensation Committees	December 2007

Business Experience:		2003 to December 2007, Executive Vice President and General Manager, BioPharma, Wyeth Pharmaceuticals December 2007 to date, President, Wyeth Consumer Healthcare

Lawrence V. Stein	59	Senior Vice President and General Counsel Member of Management, Operations, Law/Regulatory Review, Human Resources, Benefits and Compensation and Investment Committees	June 2001

Business Experience:		July 2003 to date, Senior Vice President and General Counsel

Mary Katherine Wold	56	Senior Vice President, Finance Member of Operations, Human Resources, Benefits and Compensation and Investment Committees	November 2005

Business Experience:		March 2002 to November 2005, Vice President – Taxes November 2005 to June 2007, Senior Vice President – Taxes and Treasury June 2007 to date, Senior Vice President, Finance

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information and Dividends

The New York Stock Exchange is the principal market on which our common stock is traded. Tables showing the high and low sales price for our common stock, as reported in the consolidated transaction reporting system, and the dividends paid per common share for each quarterly period during the past two years, as presented in Market Prices of Common Stock and Dividends, can be found in our 2008 Financial Report. In addition, a performance graph, which compares our common stock performance against the S&P 500 and a peer group index, can be found in our 2008 Financial Report.

(b)	Holders

There were approximately 35,658 holders of record of our common stock as of the close of business on January 31, 2009.

(c)	Issuer Purchases of Equity Securities

The following table provides certain information with respect to our repurchases of shares of our common stock during the 2008 fourth quarter:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	(Dollars in millions) Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs(2)
October 1, 2008 through October 31, 2008	12,603	$32.51	—	$3,268
November 1, 2008 through November 30, 2008	31,670	33.09	—	3,268
December 1, 2008 through December 31, 2008	57,288	35.09	—	3,268

Total	101,561	$34.15	—

(1)	This column reflects the following transactions during the 2008 fourth quarter: (i) the deemed surrender to us of 27,848 shares of common stock to satisfy tax withholding obligations in connection with the distribution of shares held in trust for employees who deferred receipt of such shares; (ii) the open market purchase of 20,308 shares to satisfy equivalent dividends paid to employees and non-employee directors’ restricted stock trust holdings; and (iii) the surrender to us of 53,405 shares of common stock to satisfy tax withholding obligations for employees in connection with restricted stock unit and/or performance share unit awards.

(2)	Our previously authorized Share Repurchase Program, which had been announced on January 25, 2007, allowed for future purchases of up to 30,000,000 shares. On September 27, 2007, our Board amended the program to allow for repurchases of up to $5,000.0 million of our common stock, inclusive of approximately $1,188.2 million of repurchases executed between January 25, 2007 and September 27, 2007 under the prior authorization. The Share Repurchase Program has no time limit and may be suspended for periods or discontinued at any time. We did not make any purchases under the Share Repurchase Program during the 2008 fourth quarter.

ITEM 6.	SELECTED FINANCIAL DATA

The data with respect to the last five fiscal years appearing in the Ten-Year Selected Financial Data presented in our 2008 Financial Report are incorporated herein by reference.

II - 1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our 2008 Financial Report is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk disclosures as set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in our 2008 Financial Report are incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Quarterly Financial Data (Unaudited) appearing in our 2008 Financial Report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s report on our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), and the related report of our independent registered public accounting firm, are included in our 2008 Financial Report under the headings Management Report on Internal Control over Financial Reporting and Report of Independent Registered Public Accounting Firm, respectively, and are incorporated herein by reference.

CHANGES IN INTERNAL CONTROL

During the 2008 fourth quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

As part of maintaining the market competitiveness of the total compensation offered to its executives, Wyeth traditionally has made annual grants of equity-based long-term incentive awards in the spring of each year. In the case of executive officers, these awards generally have been made in the form of stock options and performance share unit awards settled in shares of Wyeth’s common stock.

In connection with our proposed merger with Pfizer Inc., Wyeth agreed, at Pfizer’s request, that in lieu of granting equity-based long-term incentive awards for 2009, Wyeth would grant long-term incentive awards settled in cash.

On February 26, 2009, the Compensation and Benefits Committee of Wyeth’s Board of Directors adopted, and the Board of Directors ratified the adoption of, the Wyeth 2009 Cash Long-Term Incentive Plan (LTIP). The LTIP provides for the grant of cash-settled awards to eligible employees in an amount not to exceed $300 million in the aggregate.

In general, an employee who receives an award under the LTIP, subject to continued employment, will become vested as to 100% of the amount of his or her award on the third anniversary of the grant date. However, an employee will become immediately vested as to 100% of the amount of his or her award in the event that, before the third anniversary of the award grant date: (i) his or her employment is terminated by the company without cause after the proposed merger is consummated, (ii) he or she resigns for good reason after the proposed merger is consummated or (iii) he or she dies or becomes disabled. Awards under the LTIP are forfeited in their entirety if an employee is terminated for cause by the company or resigns (or retires) without good reason prior to the vesting date. The definitions of “cause” and good reason” are defined in the LTIP by reference to the definitions of those terms in the severance agreement or plan applicable to the employee at the time of any such termination.

The Committee has approved, and the Board has ratified, the grant of the following awards under the LTIP to the executive officers to be named in Wyeth’s 2009 proxy statement (which grant shall be effective March 5, 2009, subject to continued employment through that date):

Executive Officer	Title	2009 LTIP Award

Bernard Poussot	Chairman, President and Chief Executive Officer	$10,250,000

Gregory Norden	Senior Vice President and Chief Financial Officer	$ 3,035,100

Joseph M. Mahady	Senior Vice President and President, Wyeth Pharmaceuticals	$ 3,620,300

Lawrence V. Stein	Senior Vice President and General Counsel	$ 2,109,000

Mikael Dolsten, M.D., Ph.D.	Senior Vice President and President, Wyeth Research	$ 3,000,100

II - 2

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a)	Information relating to our directors is incorporated herein by reference to information included in the definitive proxy statement expected to be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Form 10-K (2009 Proxy Statement) under the caption “Election of Directors—Nominees for Election as Directors.”

(b)	Information relating to our executive officers, as of February 26, 2009, is furnished in Part I hereof under a separate unnumbered caption “Executive Officers of the Registrant as of February 26, 2009.”

(c)	Information relating to certain filing obligations of our directors and executive officers under the federal securities laws set forth in the 2009 Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

(d)	We have adopted a code of ethics, included within the Wyeth Code of Conduct, that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer, controller and others performing similar functions. The Wyeth Code of Conduct is available on the Wyeth Internet Web site at www.wyeth.com. Copies of the Wyeth Code of Conduct are also available, without charge, by contacting Wyeth Investor Relations at (877) 552-4744. We intend to post on our Internet Web site at www.wyeth.com any amendments to, or waivers from, our code of ethics that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and others performing similar functions.

(e)	Information relating to our audit committee, including designation of “audit committee financial experts” under applicable Securities and Exchange Commission rules, is incorporated herein by reference to information included in the 2009 Proxy Statement under the caption “Meetings and Committees of our Board—Committees of our Board.”

(f)	Information regarding the procedures by which our stockholders may recommend nominees to our Board of Directors is incorporated herein by reference to information included in the 2009 Proxy Statement under the caption “Meetings and Committees of Our Board—Committees of Our Board—Additional Information Regarding the Nominating and Governance Committee” and “Appendix A: Criteria and Procedures for Board Candidate Selection for the Board of Directors.” There have been no changes in those procedures since they were last published in our proxy statement dated March 14, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to executive compensation is incorporated herein by reference to information included in the 2009 Proxy Statement beginning with the caption “Executive Compensation” and ending with the section captioned “Potential Payments upon Termination or Change in Control.” Information with respect to compensation of directors is incorporated herein by reference to information included in the 2009 Proxy Statement under the caption “Director Compensation.” Information regarding compensation committee interlocks and insider participation is incorporated herein by reference to information included in the 2009 Proxy Statement under the caption “Meetings and Committees of Our Board—Committees of Our Board—Additional Information Regarding the Compensation and Benefits Committee—Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Information relating to security ownership is incorporated herein by reference to information included in the 2009 Proxy Statement under the captions “Securities Owned by Management” and “Securities Owned by Certain Beneficial Owners.”

(b)	The following table provides information about our common stock that may be issued upon the exercise of options and rights (including performance share unit awards, restricted stock unit awards and deferred stock unit awards) under all of our existing equity compensation plans as of December 31, 2008, including the 1996, 1999 and 2002 Stock Incentive Plans, the 2005 Amended and Restated Stock Incentive Plan, the 2006 Non-Employee Director Stock Incentive Plan, the 1994 Restricted Stock Plan for Non-Employee Directors, the Management Incentive Plan, the Stock Option Plan for Non-Employee Directors and the 2008 Non-Employee Director Stock Incentive Plan.

III - 1

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and Rights (Column A)(#)		Weighted Average per Share Exercise Price of Outstanding Options and Rights(1)($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans Excluding Securities Reflected in Column A(#)
Equity Compensation Plans Approved by Stockholders	150,583,319	(2)(3)	$51.04	54,953,421	(4)
Equity Compensation Plans Not Approved by Stockholders	226,000	(5)	$50.59	24,000	(5)

Total	150,809,319		$51.04	54,977,421

(1)	Shares issuable pursuant to outstanding performance share unit awards, restricted stock unit awards and deferred stock unit awards are not included in the calculation of weighted average exercise price, as there is no exercise price for these shares.
(2)	Issued under our 1996, 1999 and 2002 Stock Incentive Plans, 2005 Amended and Restated Stock Incentive Plan, 2006 and 2008 Non-Employee Director Stock Incentive Plans and 1994 Restricted Stock Plan for Non-Employee Directors. Performance share unit awards are reflected at 100% of target.
(3)	Also includes shares of common stock underlying outstanding awards under our Management Incentive Plan that will vest upon retirement or termination of each participant. These awards will be paid in shares of common stock. No additional awards are being made under the Management Incentive Plan, which has been replaced by our Performance Incentive Award Program and Executive Incentive Plan.
(4)	Includes 46,400 shares that remain available for issuance under the 1994 Restricted Stock Plan for Non-Employee Directors. No further grants are being made under this plan other than continuing annual grants to three non-employee directors who joined the Board prior to April 27, 2006 until they reach their total award of 4,000 shares. Excludes 206,000 shares that remained available for issuance under the 2006 Non-Employee Director Stock Incentive Plan, as no further grants are being made under this plan effective with the approval by our stockholders of the Wyeth 2008 Non-Employee Director Stock Incentive Plan.
(5)	Issued under our Stock Option Plan for Non-Employee Directors, which is described below. Although 24,000 shares remain available for issuance under this plan, no further grants are being made under this plan.

Stock Option Plan for Non-Employee Directors

Our Stock Option Plan for Non-Employee Directors was adopted in 1999 by the Board to attract and retain qualified persons who were not our employees or former employees for service as members of the Board by providing them with an interest in our success and progress by granting them 10-year term, non-qualified options to purchase common stock. Under the plan, directors who were not our current or former employees received an annual grant of stock options on the date of the annual meeting. The price of the options was the fair market value on the date the options were granted. The options became exercisable at the date of the next annual meeting or earlier in the event of the termination of the director’s service due to death, disability or retirement, provided in each case that the director had completed at least two years of continuous service at the time of exercise or termination. The plan also provides for acceleration of vesting of awards in the event of a change in control of Wyeth. While the aggregate maximum number of shares of common stock that may be granted under the plan is 250,000 shares, of which 24,000 remain available, no further grants are being made under the Stock Option Plan for Non-Employee Directors. Outstanding options held by non-employee directors will continue to be governed by the terms of this plan and the award agreements pursuant to which they were granted.

III - 2

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information regarding transactions with management and others and director independence is incorporated herein by reference to information included in the 2009 Proxy Statement under the captions “Transactions with Management and Others” and “Independence of Directors.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is incorporated herein by reference to information included in the 2009 Proxy Statement under the caption “Independent Registered Public Accounting Firm’s Fee Summary.”

III - 3

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)1.	Financial Statements

The following Consolidated Financial Statements, Notes to Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm, included in our 2008 Financial Report, are incorporated herein by reference into Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of this report:

•	Consolidated Balance Sheets as of December 31, 2008 and 2007

•	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

•	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(a)2.	Financial Statement Schedules

Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements.

(a)3.	Exhibits

Exhibit No.	Description
(2.1)	Agreement and Plan of Merger, dated as of January 25, 2009, among Pfizer Inc., Wagner Acquisition Corp., and the Company, is incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated January 29, 2009.

(3.1)	The Company’s Restated Certificate of Incorporation (as amended through May 3, 2007) is incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(3.2)	The Company’s By-Laws (as amended through September 28, 2006) are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, dated October 2, 2006.

(4.1)	Indenture, dated as of April 10, 1992, between the Company and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference to Exhibit 4(a) of the Company’s Registration Statement on Form S-3 (File No. 33-57339), filed on January 18, 1995.

(4.2)	Supplemental Indenture, dated October 13, 1992, between the Company and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference to Exhibit 4(b) of the Company’s Registration Statement on Form S-3 (File No. 33-57339), filed on January 18, 1995.

(4.3)	Second Supplemental Indenture, dated as of March 30, 2001, between the Company and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (File No. 333-59642) filed on April 27, 2001.

(4.4)	Third Supplemental Indenture, dated as of February 14, 2003, between the Company and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	Description
(4.5)	Fourth Supplemental Indenture, dated as of December 16, 2003, between the Company and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (File No. 333-112450) filed on February 3, 2004.

(4.6)	Fifth Supplemental Indenture, dated as of December 16, 2003, between the Company and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(4.7)	Sixth Supplemental Indenture, dated as of November 14, 2005, between the Company and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated November 15, 2005.

(4.8)	Seventh Supplemental Indenture, dated as of March 27, 2007, between the Company and The Bank of New York Mellon, as successor trustee, is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated March 28, 2007.

(10.1)	Credit Agreement, dated as of August 2, 2007, among the Company, the banks and other financial institutions from time to time parties thereto, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-lead Arrangers and Joint Bookrunners, Citicorp USA Inc., as Syndication Agent, Bank of America, N.A., The Bank of Nova Scotia and UBS Securities LLC, as Co-documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 8, 2007.

(10.2)	First Amendment to Credit Agreement, dated as of June 3, 2008, among the Company, various lenders from time to time party to the Credit Agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.3)	Master Guarantee and Letter of Credit Agreement, dated as of December 16, 2003, between the Company and ABN AMRO Bank, N.V. is incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10.4)	Seventh Amendment, dated July 21, 2004, to the Nationwide Class Action Settlement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 11, 2005.

(10.5)	Indemnity Agreement (relating to Consent Decree), dated as of September 29, 2000, by and between the Company and Bernard Poussot is incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10.6)+	License Agreement, dated as of January 13, 2006, by and among the Company, acting through its Wyeth Pharmaceuticals Division, Wyeth Pharmaceuticals Company, Inc., Wyeth-Whitehall Pharmaceuticals Inc. and Wyeth Pharmaceuticals Company (on the one hand) and Teva Pharmaceutical Industries Ltd. and Teva Pharmaceuticals USA, Inc. (on the other hand) is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(10.7)*	Employment Agreement, dated as of January 25, 2007, between the Company and Robert Essner is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 26, 2007.

Exhibit No.	Description
(10.8)*	Letter Agreement, dated as of December 20, 2007, between the Company and Robert Essner amending the Employment Agreement incorporated by reference to Exhibit 10.7 above is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated December 21, 2007.

(10.9)*	Wyeth 1996 Stock Incentive Plan (as amended through December 5, 2007) is incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10.10)*	Wyeth 1999 Stock Incentive Plan (as amended through December 5, 2007) is incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10.11)*	Wyeth 2002 Stock Incentive Plan (as amended through December 5, 2007) is incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10.12)*	Wyeth 2005 Amended and Restated Stock Incentive Plan (amended and restated as of February 28, 2008) is incorporated by reference to Exhibit 99 of the Company’s Registration Statement on Form S-8 (File No. 333-150645), filed on May 5, 2008.

(10.13)*	Form of Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.14)*	Form of Stock Option Agreement (transferable options) is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10.15)*	Form of Special Stock Option Agreement under the 1996 Stock Incentive Plan with Robert Essner dated June 21, 2001 (transferable option) is incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.16)*	Form of Performance Share Award Agreement (409A Replacement for Outstanding 2006 Awards) is incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.17)*	Form of Performance Share Award Agreement for named executive officers and certain other officers (409A Replacement for Outstanding 2007 Awards) is incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.18)*	Form of Performance Share Award Agreement for certain other officers and other key employees (409A Replacement for Outstanding 2007 Awards) is incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.19)*	Form of Performance Share Award Agreement for certain other officers and other key employees (Form for 2007 Awards-without Deferral) is incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.20)*	Form of 2008 Performance Share Award Agreement for named executive officers and certain other executive officers is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(10.21)*	Form of 2008 Performance Share Award Agreement for certain other executive officers is incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.22)*	Form of 2008 Performance Share Award Agreement for certain other officers and other key employees is incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Exhibit No.	Description
(10.23)*	Form of 2008 Performance Share Award Agreement for certain other officers and other key employees not receiving the agreement referred to in Exhibit 10.22 is incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.24)*	Form of Restricted Stock Unit Award Agreement (three-year cliff vesting) (409A Replacement for Outstanding 2006 Awards) is incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.25)*	Form of Restricted Stock Unit Award Agreement (three-year cliff vesting) (409A Replacement for Outstanding 2007 Awards) is incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.26)*	Form of 2008 Restricted Stock Unit Award Agreement (three-year phased vesting) is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.27)*	Form of 2008 Restricted Stock Unit Award Agreement (three-year cliff vesting) is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.28)*	Form of Restricted Stock Unit Award Agreement under the 1999 Stock Incentive Plan with Bernard Poussot dated January 2, 2008 (phased vesting) (409A Replacement Agreement) is incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.29)*	Form of Restricted Stock Unit Award Agreement under the 2002 Stock Incentive Plan with certain executive officers dated January 23, 2008 (phased vesting) (409A Replacement Agreement) is incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.30)*	Form of Restricted Stock Award Agreement under the 1993 Stock Incentive Plan with Robert Ruffolo dated January 23, 2001 (phased vesting) is incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.31)*	Wyeth 1994 Restricted Stock Plan for Non-Employee Directors (as amended through December 15, 2008).

(10.32)*	Form of Restricted Stock Grant Agreement under the Wyeth 1994 Restricted Stock Plan for Non-Employee Directors.

(10.33)*	Form of Restricted Stock Unit Grant Agreement under the Wyeth 1994 Restricted Stock Plan for Non-Employee Directors.

(10.34)*	Stock Option Plan for Non-Employee Directors (as amended through November 16, 2006) is incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.35)*	2006 Non-Employee Director Stock Incentive Plan (as amended through December 5, 2007) is incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10.36)*	Wyeth 2008 Non-Employee Director Stock Incentive Plan is incorporated by reference to Exhibit 99 of the Company’s Registration Statement on Form S-8 (File No. 333-150646), filed on May 5, 2008.

(10.37)*	Form of Stock Option Agreement under the Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit No.	Description
(10.38)*	Form of Stock Option Award Agreement under the 2006 Non-Employee Director Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated May 1, 2006.

(10.39)*	Form of Deferred Stock Unit Award Agreement under the 2006 Non-Employee Director Stock Incentive Plan (Existing Director) (409A Replacement for Outstanding 2006 and 2007 Awards) is incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.40)*	Form of Deferred Stock Unit Award Agreement under the 2006 Non-Employee Director Stock Incentive Plan (New Director) (409A Replacement for Outstanding 2006 and 2007 Awards) is incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.41)*	Form of Deferred Stock Unit Award Agreement under the 2008 Non-Employee Director Stock Incentive Plan (Existing Director) is incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.42)*	Form of Deferred Stock Unit Award Agreement under the 2008 Non-Employee Director Stock Incentive Plan (New Director) is incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.43)*	Wyeth Directors’ Deferral Plan (as amended through December 15, 2007) is incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10.44)*	Restricted Stock Trust Agreement under Wyeth Stock Incentive Plans is incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(10.45)*	Amendment to Restricted Stock Trust Agreement under Wyeth Stock Incentive Plans is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(10.46)*	Second Amendment to Restricted Stock Trust Agreement under Wyeth Stock Incentive Plans, dated December 15, 2008.

(10.47)*	Management Incentive Plan is incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10.48)*	Amendment to the Management Incentive Plan is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.49)*	Amendment to the Management Incentive Plan (as amended through December 5, 2007), is incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10.50)*	Executive Incentive Plan (as amended through January 25, 2007) is incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.51)*	Summary Description of Performance Incentive Award Program is incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10.52)*	Deferred Compensation Plan is incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10.53)*	Amendment to the Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.54)*	Wyeth 2005 (409A) Deferred Compensation Plan (effective as of January 1, 2005), as amended and restated December 15, 2008.

Exhibit No.	Description
(10.55)*	Wyeth Supplemental Employee Savings Plan (effective as of January 1, 2005), as amended and restated December 15, 2008.

(10.56)*	Wyeth Executive Retirement Plan (effective as of January 1, 2005), as amended and restated December 15, 2008.

(10.57)*	Wyeth Supplemental Executive Retirement Plan (effective as of January 1, 2005), as amended and restated December 15, 2008.

(10.58)*	Wyeth Retirement Plan for Foreign Based Employees (effective January 1, 2005), as amended and restated December 22, 2008.

(10.59)*	Form of 2006 Severance Agreement for Executive Officers and Certain Key Employees entered into by the Company and such individuals in August 2006 in replacement for the 1998 severance agreements is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.60)*	Form of Amendment to existing 2006 Severance Agreements (Section 409A) for Executive Officers and Certain Key Employees entered into between the Company and all executive officers and certain key employees relating to the forms of Severance Agreements incorporated by reference as Exhibit 10.59 above is incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.61)*	Form of 2006 Severance Agreement for Other Key Employees entered into by the Company and such individuals in August 2006 in replacement for the 1998 severance agreements is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.62)*	Form of Amendment to 2006 Severance Agreements (Section 409A) for Other Key Employees entered into between the Company and other key employees relating to the forms of Severance Agreements incorporated by reference as Exhibit 10.61 above is incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.63)*	Form of 2006 Severance Agreement for Other New Key Employees entered into by the Company and such individuals from time to time following August 2006 is incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.64)*	Form of Amendment to 2006 Severance Agreements (Section 409A) for Other New Key Employees entered into between the Company and other key employees relating to the forms of Severance Agreements incorporated by reference as Exhibit 10.63 above is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.65)*	Form of Severance Agreement for New Executive Officers and Certain New Key Employees that have not entered into existing Severance Agreements to be entered into between the Company and such individuals from time to time following September 2007 is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.66)*	Form of Severance Agreement for Other New Key Employees that have not entered into the Severance Agreement referred to in Exhibit 10.65 and that have not entered into existing Severance Agreements to be entered into between the Company and such individuals from time to time following September 2007 is incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.67)*	Offer Letter from the Company to Mikael Dolsten, M.D., Ph.D., is incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Exhibit No.	Description
(10.68)*	Consulting Agreement, dated as of July 31, 2008, between the Company and Robert R. Ruffolo, Jr., Ph.D., is incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.69)*	Wyeth 2009 Cash Long-Term Incentive Plan.

(10.70)*	Form of 2009 Cash Long-Term Incentive Award Letter.

(10.71)*	Letter Agreement, dated December 19, 2008, between the Company and Charles A. Portwood (409A Compliance).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(13)	2008 Financial Report. Such report, except for those portions thereof that are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed “filed” as part of this filing.

(21)	Subsidiaries of the Company.

(23)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, relating to their report dated February 26, 2009, consenting to the incorporation thereof in the Registration Statements on Form S-3 (File No. 33-45324, File No. 33-57339, File No. 333-103111, File No. 333-108312, File No. 333-111093, File No. 333-112450 and File No. 333-141486), and Form S-8 (File No. 2-96127, File No. 33-24068, File No. 33-41434, File No. 33-53733, File No. 33-55449, File No. 33-45970, File No. 33-14458, File No. 33-50149, File No. 33-55456, File No. 333-15509, File No. 333-76939, File No. 333-67008, File No. 333-64154, File No. 333-59668, File No. 333-89318, File No. 333-98619, File No. 333-98623, File No. 333-125005, File No. 333-133814, File No. 333-150645 and File No. 333-150646) by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1)	Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended to date is incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(99.2)	Fifth Amendment, dated November 21, 2002, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(99.3)	Sixth Amendment, dated January 10, 2003, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(99.4)	Joint Motion of Wyeth and Claims Facilitating Committee Pursuant to New Settlement Process to Approve Proposed Stay Procedure in Diet Drug Cases, together with supporting documentation, all as filed with the U.S. District Court for the Eastern District of Pennsylvania on January 18, 2005 is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated January 19, 2005.

(99.5)	Consent Decree, dated October 3, 2000, is incorporated by reference to Exhibit 99.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

Exhibit No.	Description
(99.6)	Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and between Immunex Corporation, the Company and Amgen Inc. (filed as Exhibit 10.1 to Amgen’s Registration Statement on Form S-4 (File No. 333-81832) on January 31, 2002 is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated July 29, 2002).

(99.7)	Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective July 8, 2003, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.94 to Amgen’s Annual Report on Form 10-K (File No. 0-12477) for the fiscal year ended December 31, 2003 is incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

(99.8)	Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective April 20, 2004, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.93 to Amgen’s Amended Registration Statement on Form S-4/A (File No. 333-114820) filed on June 29, 2004 is incorporated by reference to Exhibit 99.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

(99.9)	Description of Amendment No. 3 to Amended and Restated Promotion Agreement, effective as of January 1, 2005, by and among the Company and Amgen Inc. (filed as Exhibit 10.16 to Amgen’s Quarterly Report on Form 10-Q (File No. 0-12477) for the quarter ended March 31, 2005) is incorporated herein by reference.

(99.10)	Eighth Amendment, dated August 4, 2004, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended.

(99.11)	Ninth Amendment, dated May 18, 2005, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended.

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.
*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYETH
(Registrant)

February 26, 2009	By	/s/ Gregory Norden
Gregory Norden
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
Principal Executive Officer:

/s/ Bernard Poussot	Chairman,	February 26, 2009
Bernard Poussot	President and Chief Executive Officer

Principal Financial Officer:

/s/ Gregory Norden	Senior Vice President and	February 26, 2009
Gregory Norden	Chief Financial Officer

Principal Accounting Officer:

/s/ John C. Kelly	Vice President and Controller	February 26, 2009
John C. Kelly

Directors:

/s/ Robert M. Amen	Director	February 26, 2009
Robert M. Amen

/s/ Michael J. Critelli	Director	February 26, 2009
Michael J. Critelli

/s/ Frances D. Fergusson, Ph.D.	Director	February 26, 2009
Frances D. Fergusson, Ph.D.

Signatures	Title	Date

/s/ Victor F. Ganzi	Director	February 26, 2009
Victor F. Ganzi

/s/ Robert Langer, Sc.D.	Director	February 26, 2009
Robert Langer, Sc.D.

/s/ John P. Mascotte	Director	February 26, 2009
John P. Mascotte

/s/ Raymond J. McGuire	Director	February 26, 2009
Raymond J. McGuire

/s/ Mary Lake Polan, M.D., Ph.D., M.P.H.	Director	February 26, 2009
Mary Lake Polan, M.D., Ph.D., M.P.H.

/s/ Gary L. Rogers	Director	February 26, 2009
Gary L. Rogers

/s/ John R. Torell III	Director	February 26, 2009
John R. Torell III

INDEX TO EXHIBITS

Exhibit No.	Description
(10.31)*	Wyeth 1994 Restricted Stock Plan for Non-Employee Directors (as amended through December 15, 2008).

(10.32)*	Form of Restricted Stock Grant Agreement under the Wyeth 1994 Restricted Stock Plan for Non-Employee Directors.

(10.33)*	Form of Restricted Stock Unit Grant Agreement under the Wyeth 1994 Restricted Stock Plan for Non-Employee Directors.

(10.46)*	Second Amendment to Restricted Stock Trust Agreement under Wyeth Stock Incentive Plans, dated December 15, 2008.

(10.54)*	Wyeth 2005 (409A) Deferred Compensation Plan (effective as of January 1, 2005), as amended and restated December 15, 2008.

(10.55)*	Wyeth Supplemental Employee Savings Plan (effective as of January 1, 2005), as amended and restated December 15, 2008.

(10.56)*	Wyeth Executive Retirement Plan (effective as of January 1, 2005), as amended and restated December 15, 2008.

(10.57)*	Wyeth Supplemental Executive Retirement Plan (effective as of January 1, 2005), as amended and restated December 15, 2008.

(10.58)*	Wyeth Retirement Plan for Foreign Based Employees (effective January 1, 2005), as amended and restated December 22, 2008.

(10.69)*	Wyeth 2009 Cash Long-Term Incentive Plan.

(10.70)*	Form of 2009 Cash Long-Term Incentive Award Letter.

(10.71)*	Letter Agreement, dated December 19, 2008, between the Company and Charles A. Portwood (409A Compliance).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(13)	2008 Financial Report. Such report, except for those portions thereof that are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed “filed” as part of this filing.

(21)	Subsidiaries of the Company.

(23)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, relating to their report dated February 26, 2009, consenting to the incorporation thereof in the Registration Statements on Form S-3 (File No. 33-45324, File No. 33-57339, File No. 333-103111, File No. 333-108312, File No. 333-111093, File No. 333-112450 and File No. 333-141486), and Form S-8 (File No. 2-96127, File No. 33-24068, File No. 33-41434, File No. 33-53733, File No. 33-55449, File No. 33-45970, File No. 33-14458, File No. 33-50149, File No. 33-55456, File No. 333-15509, File No. 333-76939, File No. 333-67008, File No. 333-64154, File No. 333-59668, File No. 333-89318, File No. 333-98619, File No. 333-98623, File No. 333-125005, File No. 333-133814, File No. 333-150645 and File No. 333-150646) by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.10)	Eighth Amendment, dated August 4, 2004, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended.

(99.11)	Ninth Amendment, dated May 18, 2005, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.