Form 10-K/A
period 2005-12-31
WYETH
filed 2009-04-30
CIK 5187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid of and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate market value at June 30, 2005	$59,655,741,648

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at January 31, 2006
Common Stock, $0.33 1/3 par value	1,344,081,065

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Wyeth (the Company) is filing this Amendment No. 1 on Form 10-K/A (the Amendment) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the Original Filing), which was originally filed with the Securities and Exchange Commission (the Commission) on February 27, 2006, solely for the purpose of revising portions of Exhibit 10.9, in order to disclose certain information for which confidential treatment had been requested, in response to comments the Company received from the Commission to the Company’s Confidential Treatment Request. This Amendment amends and restates in its entirety Item 15(a)(3) of the Original Filing. This Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosure contained therein in any way.

PART IV

ITEM 15.	EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)3.	Exhibits

Exhibit No.	Description
(3.1)	The Company’s Restated Certificate of Incorporation is incorporated by reference to Exhibit 3.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(3.2)	The Company’s By-Laws, as amended to date, is incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K dated November 23, 2004.

(4.1)	Indenture, dated as of April 10, 1992, between the Company and The Chase Manhattan Bank (successor to Chemical Bank), as Trustee, is incorporated by reference to Exhibit 2 of the Company’s Form 8-A dated August 25, 1992 (File 1-1225).

(4.2)	Supplemental Indenture, dated October 13, 1992, between the Company and The Chase Manhattan Bank (successor to Chemical Bank), as Trustee, is incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1992 (File 1-1225).

(4.3)	Second Supplemental Indenture, dated as of March 30, 2001, between the Company and The Chase Manhattan Bank (as successor to Manufacturers Hanover Trust Company) is incorporated by reference to Exhibit 4.3 of the Registration Statement of Form S-4 of the Company filed on April 27, 2001.

(4.4)	Third Supplemental Indenture, dated as of February 14, 2003, between the Company and JPMorgan Chase Bank, N.A. (as successor to Manufacturers Hanover Trust Company) is incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(4.5)	Fourth Supplemental Indenture, dated as of December 16, 2003, between the Company and JPMorgan Chase Bank, N.A. (as successor to Manufacturers Hanover Trust Company) is incorporated by reference to Exhibit 4.3 of the Registration Statement on Form S-3 for the Company filed on February 3, 2004.

(4.6)	Fifth Supplemental Indenture, dated as of December 16, 2003, between the Company and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank) is incorporated herein by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(4.7)	Sixth Supplemental Indenture, dated as of November 14, 2005, between the Company and JPMorgan Chase Bank, N.A. (as successor to The Chase Manhattan Bank) is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated November 15, 2005.

(10.1)	Registration Rights Agreement, dated December 16, 2003, between the Company, Citigroup Global Markets Inc. and J.P. Morgan Securities Inc., as Representatives of the several Initial Purchasers, is incorporated herein by reference to Exhibit 4.4 of the Registration Statement on Form S-3 of the Company filed on February 3, 2004.

(10.2)	Exchange and Registration Rights Agreement, dated November 14, 2005, between the Company and J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as representatives of the several Initial Purchasers, is incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-4, filed December 16, 2005.

(10.3)	Five-Year Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A. as administrative agent for the lenders thereto is incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10.4)	Five-Year Credit Agreement, dated as of August 3, 2005, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders thereto, is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(10.5)	First Amendment to Five-Year Credit Agreement, dated as of August 3, 2005, amending the Credit Agreement, dated as of February 11, 2004, among the Company, the banks and other financial institutions from time to time parties thereto and JPMorgan Chase Bank, N.A., as administrative agent for the lenders thereto, is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

(10.6)	Master Guarantee and Letter of Credit Agreement, dated as of December 16, 2003, between the Company and ABN AMRO BANK, N.V. is incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10.7)	Seventh Amendment, dated July 21, 2004, to the Nationwide Class Action Settlement, dated November 18, 1999, as amended is incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K, dated January 11, 2005.

(10.8)	Indemnity Agreement (relating to Consent Decree), dated as of September 29, 2000, by and between the Company and Bernard Poussot is incorporated by referenced to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10.9)# +	License Agreement, dated as of January 13, 2006, by and among the Company, acting through its Wyeth Pharmaceuticals Division, Wyeth Pharmaceuticals Company, Inc., Wyeth-Whitehall Pharmaceuticals Inc. and Wyeth Pharmaceuticals Company (on the one hand) and Teva Pharmaceutical Industries Ltd. and Teva Pharmaceuticals USA, Inc. (on the other hand).

(10.10)*	1990 Stock Incentive Plan is incorporated by reference to Exhibit 28 of the Company’s Form S-8 Registration Statement File No. 33-41434 under the Securities and Exchange Act of 1933, filed June 28, 1991 (File 1-1225).

(10.11)*	Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File 1-1225).

(10.12)*	Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 (File 1-1225).

(10.13)*	Amendment to the 1990 Stock Incentive Plan is incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10.14)*	1993 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix III of the Company’s definitive Proxy Statement filed March 18, 1999 (File 1-1225).

(10.15)*	Amendment to the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10.16)*	1996 Stock Incentive Plan, as amended to date, is incorporated by reference to Appendix II of the Company’s definitive Proxy Statement filed March 18, 1999 (File 1-1225).

(10.17)*	Amendment to the 1996 Stock Incentive Plan is incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10.18)*	1999 Stock Incentive Plan is incorporated by reference to Appendix I of the Company’s definitive Proxy Statement filed March 18, 1999 (File 1-1225).

(10.19)*	Amendment to the 1999 Stock Incentive Plan is incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

(10.20)*	Form of Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.21)*	Form of Stock Option Agreement (transferable options) is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

#	Filed herewith.

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(10.22)*	Form of Restricted Stock Performance Award Agreement is incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.23)*	Form of Restricted Stock Performance Award Agreement is incorporated by reference to Exhibit 10.24 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.24)*	Form of Special Stock Option Agreement under the 1996 Stock Incentive Plan with Robert Essner dated June 21, 2001 (transferable option) is incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.25)*	Form of Restricted Stock Award Agreement under the 1996 Stock Incentive Plan with Robert Essner dated June 21, 2001 (cliff vesting) is incorporated by reference to Exhibit 10.26 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.26)*	Form of Restricted Stock Award Agreement under the 1993 Stock Incentive Plan with Robert Ruffolo dated January 23, 2001 (phased vesting) is incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.27)*	Form of Performance Share Award Agreement is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10.28)*	Form of Restricted Stock Unit Award Agreement (three-year cliff vesting) is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10.29)*	Restricted Stock Trust Agreement under the 1993 Stock Incentive Plan is incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File 1-1225).

(10.30)*	Management Incentive Plan, as amended to date, is incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 1-1225).

(10.31)*	Amendment to the Management Incentive Plan is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.32)*	1994 Restricted Stock Plan for Non-Employee Directors, as amended to date, is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10.33)*	Amendment to the 1994 Restricted Stock Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.34)*	Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(10.35)*	Form of Stock Option Agreement under the Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File 1-1225).

(10.36)*	Savings Plan, as amended to date, is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(10.37)*	Directors’ Deferral Plan, as amended to date, is incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.38)*	Amendment to the Director’s Deferral Plan is incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.39)*	Executive Incentive Plan is incorporated by reference to Appendix D of the Company’s Definitive Proxy Statement filed March 20, 2002.

(10.40)*	Deferred Compensation Plan, as amended to date, is incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(10.41)*	Amendment to the Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on form 8-K dated December 21, 2005.

(10.42)*	Executive Retirement Plan is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(10.43)*	Amendment to the Executive Retirement Plan is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.44)*	Supplemental Employee Savings Plan, as amended to date, is incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(10.45)*	Amendment to the Supplemental Employee Savings Plan is incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.46)*	Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

(10.47)*	Amendment to the Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.48)*	2002 Stock Incentive Plan is incorporated by reference to Appendix C of the Company’s definitive Proxy Statement filed March 20, 2002.

(10.49)*	2005 Stock Incentive Plan is incorporated by reference to Exhibit 10 of the Company’s Current Report on Form 8-K, dated April 22, 2005.

(10.50)*	American Cyanamid Company’s Supplemental Executive Retirement Plan is incorporated by reference to Exhibit 10K of American Cyanamid Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (File 1-3426).

(10.51)*	American Cyanamid Company’s Supplemental Employees Retirement Plan Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10K of American Cyanamid Company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File 1-3426).

(10.52)*	American Cyanamid Company’s ERISA Excess Retirement Plan is incorporated by reference to Exhibit 10N of American Cyanamid Company’s Annual Report on Form 10-K for the year ended December 31, 1988 (File 1-3426).

(10.53)*	American Cyanamid Company’s Excess Retirement Plan Trust Agreement, dated September 19, 1989, between American Cyanamid Company and Morgan Guaranty Trust Company of New York is incorporated by reference to Exhibit 10M of American Cyanamid Company’s Annual Report on Form 10-K for the year ended December 31, 1989 (File 1-3426).

(10.54)*	Form of Severance Agreement entered into between the Company and all executive officers and certain other key employees is incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File 1-1225).

(10.55)*	Form of Severance Agreement entered into between the Company and key employees that have not entered into the Severance Agreement in Exhibit 10.54 is incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10.56)*	Agreement, dated as of March 6, 2001, by and between the Company and John R. Stafford is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(10.57)*	Amendatory Agreement, dated as of March 6, 2001, by and between the Company and John R. Stafford is incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(10.58)*	Union Savings Plan, as amended to date, is incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(10.59)*	Summary Description of Performance Incentive Award Program is incorporated by reference to Exhibit 10.51 of the Company’s Annual Report for the year ended December 31, 2004.

(12)	Computation of Ratio of Earnings to Fixed Charges was filed as Exhibit 12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(13)	2005 Financial Report to Stockholders was filed as Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Such report, except for those portions thereof which are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed “filed” as part of this filing.

(21)	Subsidiaries of the Company was filed as Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(23)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, relating to their report dated February 23, 2006, consenting to the incorporation thereof in the Registration Statements on Form S-3 (No. 33-45324, No. 33-57339, No. 333-108312, No. 333-111093 and No. 333-112450), and S-8 (No. 2-96127, No. 33-24068, No. 33-41434, No. 33-53733, No. 33-55449, No. 33-45970, No. 33-14458, No. 33-50149, No. 33-55456, No. 333-15509, No. 333-76939, No. 333-67008, No. 333-64154, No. 333-59668, No. 333-89318, No. 333-98619, No. 333-98623 and No. 333-125005) by reference to the Form 10-K of the Company filed for the year ended December 31, 2005, was filed as Exhibit 23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(31.1)#	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)#	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 was filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 was filed as Exhibit 32.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(99.1)	Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended to date is incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File 1-1225).

(99.2)	Fifth Amendment, dated November 21, 2002, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(99.3)	Sixth Amendment, dated January 10, 2003, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(99.4)	Joint Motion of the Company and Claims Facilitating Committee Pursuant to New Settlement Process to Approve Proposed Stay Procedure in Diet Drug Cases, together with supporting documentation, all as filed with the U.S. District Court for the Eastern District of Pennsylvania on January 18, 2005 is incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, dated January 19, 2005.

(99.5)	Consent Decree, dated October 3, 2000, is incorporated by reference to Exhibit 99.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File 1-1225).

(99.6)	Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and between Immunex, the Company and Amgen Inc. (filed as Exhibit 10.1 to Amgen’s Registration Statement on Form S-4 (File No. 333-81832) on January 31, 2002 and incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated July 29, 2002).

#	Filed herewith.

*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.

(99.7)	Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective July 8, 2003, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.94 to Amgen’s Annual Report on Form 10-K (File No. 1-2477) for the fiscal year ended December 31, 2003) is incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

(99.8)	Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective April 20, 2004, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.93 to Amgen’s Amended Registration Statement on Form S-4/A (File No. 333-114820) filed on June 29, 2004) is incorporated by reference to Exhibit 99.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYETH
(Registrant)

Date: April 30, 2009	By:	/s/ Gregory Norden
Gregory Norden
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.9+	License Agreement, dated as of January 13, 2006, by and among Wyeth, acting through its Wyeth Pharmaceuticals Division, Wyeth Pharmaceuticals Company, Inc., Wyeth-Whitehall Pharmaceuticals Inc., and Wyeth Pharmaceuticals Company (on the one hand) and Teva Pharmaceutical Industries Ltd. and Teva Pharmaceuticals USA, Inc. (on the other hand).

31.1	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.