Form 10-K/A
period 2008-12-31
WYETH
filed 2009-04-30
CIK 5187

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-1225

Wyeth
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-2526821 (I.R.S. Employer Identification Number)

Five Giralda Farms, Madison, NJ (Address of principal executive offices)	07940-0874 (Zip Code)
Registrant’s telephone number, including area code (973) 660-5000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
$2 Convertible Preferred Stock, $2.50 par value	New York Stock Exchange
Common Stock, $0.33 1/3 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid of and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Aggregate market value at June 30, 2008	$ 63,461,870,952
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Outstanding at March 31, 2009
Common Stock, $0.33 1/3 par value	1,332,446,833
DOCUMENTS INCORPORATED BY REFERENCE
     None.

EXPLANATORY NOTE
Wyeth (the Company, we, our, and us) is filing this Amendment No. 1 on Form 10-K/A (Amendment) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the Original Filing), which was originally filed with the Securities and Exchange Commission (the SEC) on February 27, 2009, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. The reference on the cover of the Original Filing to the incorporation by reference of the registrant’s definitive proxy statement into Part III of the Original Filing is hereby deleted.

PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS OF WYETH
Information relating to our directors is set forth below.

Robert M. Amen	Mr. Amen is 59 years old and has been a Director of Wyeth since October 2007. Since July 2006, he has been the Chairman and Chief Executive Officer of International Flavors & Fragrances Inc., a leading creator and manufacturer of flavors and fragrances used in a wide variety of consumer products and packaged goods. He was previously with International Paper Company, a paper and packaging company, where he was President from 2003 until 2006 and previously Executive Vice President.

Michael J. Critelli	Mr. Critelli is 60 years old and has been a Director of Wyeth since April 2008. Mr. Critelli was Executive Chairman of Pitney Bowes Inc., a provider of mailstream solutions, from May 2007 to December 2008 and a Director from 1994 to December 2008. Mr. Critelli previously was the Chairman and Chief Executive Officer of Pitney Bowes Inc. from January 1997 through May 2007. Mr. Critelli is also a Director of Eaton Corporation.

Frances D. Fergusson, Ph.D.	Dr. Fergusson is 64 years old and has been a Director of Wyeth since January 2005. She is a Professor at Vassar College and is President Emeritus of the College, a position she held from 1986 to July 2006. She is also a Director of Mattel, Inc.

Victor F. Ganzi	Mr. Ganzi is 62 years old and has been a Director of Wyeth since December 2005. Mr. Ganzi was the President and Chief Executive Officer from 2002 to 2008 and a Director from 1990 to 2008 of The Hearst Corporation, a diversified communications company. He is also a Director of Gentiva Health Services, Inc.

Robert Langer, Sc.D	Dr. Langer is 60 years old and has been a Director of Wyeth since January 2004. He was named an Institute Professor at Massachusetts Institute of Technology in 2006 and has been on the faculty of Massachusetts Institute of Technology since 1977. He is also a Director of Alseres Pharmaceuticals, Inc., Echo Therapeutics, Inc. and Momenta Pharmaceuticals, Inc.

John P. Mascotte	Mr. Mascotte is 69 years old and has been a Director of Wyeth since 1995. He is the retired President and Chief Executive Officer of Blue Cross and Blue Shield of Kansas City, Inc., a position he held from 1997 through 2001. He is also the former Chairman of Johnson & Higgins of Missouri, Inc. and former Chairman and Chief Executive Officer of The Continental Corporation.

Raymond J. McGuire	Mr. McGuire is 52 years old and has been a Director of Wyeth since October 2006. Mr. McGuire has been Co-Head, Global Investment Banking at Citi since 2005. Prior to that, Mr. McGuire was the Global Co-Head of Mergers & Acquisitions at Morgan Stanley from 2003 to May 2005; a Managing Director at Morgan Stanley from 2000 to 2003; a Managing Director in the Mergers and Acquisitions Group of Merrill Lynch & Co., Inc. from 1994 to 2000; and one of the original members of Wasserstein Perella & Co., Inc. where he became a Partner/Managing Director in 1991.

Mary Lake Polan, M.D., Ph.D., M.P.H.	Dr. Polan is 65 years old and has been a Director of Wyeth since 1995. She joined Stanford University School of Medicine in 1990 and is currently Professor and Chair Emeritus of the Department of Obstetrics and Gynecology at Stanford, as well as Adjunct Professor of Obstetrics and Gynecology at Columbia University School of Medicine. She is also a Director of Quidel Corporation.

Bernard Poussot	Mr. Poussot is 57 years old and has been a Director of Wyeth since January 2007. Mr. Poussot is Chairman of the Wyeth board of directors, a position he has held since June 2008, our Chief Executive Officer, a position he has held since January 2008, and our President, a position he has held since April 2006. He was our Chief Operating Officer from January 2007 through December 2007 and our Vice Chairman from April 2006 through December 2007. From June 2002 to April 2006, he was Executive Vice President of Wyeth and President, Wyeth Pharmaceuticals. From January 2001 to June 2002, he served as Senior Vice President of Wyeth and President, Wyeth Pharmaceuticals. Prior to that, Mr. Poussot held positions of increasing responsibility since joining Wyeth in 1986.

Gary L. Rogers	Mr. Rogers is 64 years old and has been a Director of Wyeth since October 2005. He is former Vice Chairman of General Electric Company, a position he held from 2001 through 2003. Prior to that, Mr. Rogers held various executive positions during his long tenure at General Electric. He is also a Director of Rohm and Haas Company and W.W. Grainger, Inc.

John R. Torell III	Mr. Torell is 69 years old and has been a Director of Wyeth since 1982. He is Partner at Core Capital Group, LLC, a position he has held since 2000. He is also Chairman of Indecomm Global Services Corporation and International Executive Services Corps. He is the former President of Manufacturers Hanover Corporation and Manufacturers Hanover Trust Company, former Chairman of the Board, President and Chief Executive Officer of CalFed Inc. and former Chairman and Chief Executive Officer of Fortune Bancorp.

EXECUTIVE OFFICERS OF WYETH
          Information relating to our executive officers is included in Part I of our Annual Report on Form 10-K for the year ended December 31, 2008 under the caption “Executive Officers of the Registrant as of February 26, 2009.”

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Our executive officers, directors and owners of more than 10% of our securities are required under Section 16(a) of the Exchange Act to file reports of ownership and changes in ownership with the SEC, the New York Stock Exchange (the NYSE) and Wyeth. Most transactions are reportable within two business days of the transaction and are required to be filed electronically with the SEC through its EDGAR system. To facilitate compliance, we have undertaken the responsibility to prepare and file these reports on behalf of our executive officers and directors. Based upon inquiries made of our directors and executive officers and a review of the filings made on their behalf during 2008 and Wyeth’s records, we believe that all reports were timely filed in 2008, except that the ownership of 71 shares of Wyeth common stock was inadvertently omitted from Michael J. Critelli’s Form 3 filed on April 28, 2008. The Form 3 was subsequently amended to report these shares on October 3, 2008.

CODE OF ETHICS

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

COMMITTEES OF THE WYETH BOARD OF DIRECTORS

The Wyeth board of directors has, as standing committees, an Audit Committee, a Compensation and Benefits Committee (the “Compensation Committee”), a Nominating and Governance Committee, a Corporate Issues Committee and a Science and Technology Committee. The members of these standing committees are all non-employee independent directors whom the Wyeth board of directors has determined satisfy the definition of “independent directors” under NYSE Corporate Governance Standards and the Wyeth Corporate Governance Guidelines. In addition, the Audit Committee consists of directors whom the Wyeth board of directors has determined satisfy the independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the Exchange Act), and the Compensation Committee consists of directors whom the Wyeth board of directors has determined satisfy the definition of “non-employee directors” under Rule 16b-3 under the Exchange Act and “outside directors” under Section 162(m) of the Internal Revenue Code. The Audit Committee is a separately designated standing committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The charters of each of the standing committees can be found at the Corporate Governance section of our Internet Web site at www.wyeth.com. The Wyeth board of directors also has an Executive Committee, which includes Mr. Poussot as the Chairman. The following table shows the directors currently serving on each of these committees, the number of committee meetings in 2008 and a brief description of the functions of each of these committees.

			Number
			of Meetings in
Committee	Members*	Key Functions of Committee	2008

Audit	John P. Mascotte, Chairman** Robert M. Amen** Victor F. Ganzi** Gary L. Rogers John R. Torell III
Hiring (subject to ratification by the stockholders) and approving the fees of our independent registered public accounting firm.

Pre-approving non-audit services and evaluating performance and independence of our independent registered public accounting firm.

Reviewing and discussing our periodic financial statements and other disclosure and risk management and control policies and procedures, as appropriate, with management and our independent registered public accounting firm, and seeking to ensure the integrity of the financial reporting process and compliance with applicable laws and accounting initiatives.

Reviewing, and approving, ratifying or making recommendations to the Wyeth board of directors regarding, related person transactions as defined under applicable disclosure regulations to the extent not delegated to another committee of the Wyeth board of directors.

Issuing an annual report of the Audit Committee for inclusion in the proxy statement.
			9

Compensation and Benefits	Victor F. Ganzi, Chairman Robert M. Amen Michael J. Critelli John P. Mascotte Gary L. Rogers
Evaluating performance of, and determining and approving the salary of, our Chief Executive Officer.

Evaluating performance of, and recommending to the Wyeth board of directors the salaries of our executive officers (other than our Chief Executive Officer) and other senior executives.

Administering our incentive compensation and equity incentive plans, overseeing other benefit plans and approving performance targets related to compensation programs.

Establishing and administering performance-based compensation programs under Section 162(m) of the Internal Revenue Code.

Periodically evaluating the competitiveness of our compensation programs and incentive, retirement and other plans and programs.
			7

			Number
			of Meetings in
Committee	Members*	Key Functions of Committee	2008

Nominating and Governance	Frances D. Fergusson, Ph.D., Chairman Robert Langer, Sc.D. John P. Mascotte Raymond J. McGuire Mary Lake Polan, M.D., Ph.D., M.P.H.
Establishing criteria and procedures for recommending director candidates to the Wyeth board of directors, including those submitted by stockholders.

Having sole authority to hire search firms to identify candidates for the Wyeth board of directors.

Making recommendations to the Wyeth board of directors on the functions and size of board committees.

Screening and nominating board candidates.

Overseeing other corporate governance matters, including the evaluation of the functioning of the Wyeth board of directors and its committees, and recommending corporate governance principles.

Annually evaluating the charters of each of the committees of the Wyeth board of directors.
			5

Corporate Issues	John R. Torell III, Chairman Michael J. Critelli Frances D. Fergusson, Ph.D. Robert Langer, Sc.D. Raymond J. McGuire Mary Lake Polan, M.D., Ph.D., M.P.H.	Reviewing our major public and social policies, practices and programs and making recommendations to the Wyeth board of directors as appropriate on public issues, including environmental, health and safety matters, employment practices, charitable contributions, community outreach and political contributions. Reviewing and making recommendations regarding stockholder proposals relating to public and social issues.	2

Science and Technology	Mary Lake Polan, M.D., Ph.D., M.P.H., Chairman Frances D. Fergusson, Ph.D. Robert Langer, Sc.D.	Reviewing and reporting to the Wyeth board of directors regarding scientific matters relating to our research and development programs and technology initiatives. Reviewing our ability to acquire and maintain innovative science and technology through mechanisms including, but not limited to, acquisitions, collaborations and alliances. Periodically reviewing our pharmaceutical product pipeline.	3

Executive	Bernard Poussot, Chairman Victor F. Ganzi John P. Mascotte	Authorized, under our bylaws, during the intervals between meetings of the Wyeth board of directors, to perform all duties and exercise all powers of the board except those that are required by law, our Certificate of Incorporation or our bylaws to be performed or exercised by the entire Wyeth board of directors.	5***

*	Mr. Critelli joined the Compensation Committee and the Corporate Issues Committee upon joining the Wyeth board of directors in April 2008. Mr. Ivan G. Seidenberg served on the Compensation Committee, the Corporate Issues Committee and the Executive Committee through his resignation from the Wyeth board of directors in February 2008. Professor John D. Feerick served on the Audit Committee and the Nominating and Governance Committee through his retirement from the Wyeth board of directors in July 2008. Mr. Robert Essner served on the Executive Committee through his retirement from the Wyeth board of directors in June 2008.

**	Each of Messrs. Amen, Ganzi and Mascotte has been determined by the Wyeth board of directors to be an “audit committee financial expert” as defined under applicable SEC rules. Mr. Amen has served in a variety of finance and other executive roles, including as president and controller of International Paper Company and as chief executive officer of International Flavors & Fragrances Inc., and has a Master’s of Business Administration with a concentration in finance, among many other qualifications. Mr. Ganzi practiced as a Certified Public Accountant (CPA) at a national public accounting firm, was the managing partner of a large law firm and served as chief financial and legal officer of Hearst, among many other qualifications. Mr. Mascotte is a CPA, was a tax specialist at a national public accounting firm and has served as chief executive officer of Blue Cross and Blue Shield of Kansas City, Inc. and The Continental Corporation, among many other qualifications.

***	The Executive Committee acted on one occasion in 2008 between meetings of the Wyeth board of directors by unanimous written consent. This action was specifically delegated in advance and ratified by the full Wyeth board of directors.
Additional Information Regarding the Compensation and Benefits Committee

The Compensation Committee assists the Wyeth board of directors in establishing the compensation of our executive officers and setting the overall compensation philosophy and objectives for Wyeth, and is actively involved in overseeing the design, review and updating, as appropriate, of our compensation programs. The Compensation Committee determines and approves the compensation of our Chief Executive Officer.

The Compensation Committee typically makes compensation decisions for our principal corporate officers, including all of our named executive officers, with some decisions being ratified and/or made by the full Wyeth board of directors upon recommendations from the Compensation Committee. In this Form 10-K/A, the executive officers included in the compensation tables below are referred to as our named executive officers. The Compensation Committee meets regularly throughout the year, with the agenda for each meeting established through consultation among the Compensation Committee’s chairman, our Corporate Secretary and senior management. Meetings are regularly attended by our Chairman, President and Chief Executive Officer; our Senior Vice President and Chief Financial Officer; our Senior Vice President, Human Resources; and our Corporate Secretary. At each meeting, the Compensation Committee also meets in executive session without any members of management present.

Pursuant to authority granted under its charter, the Compensation Committee has engaged Exequity LLP (Exequity), a nationally recognized compensation consulting firm to advise the Compensation Committee and to assist it in assessing compensation developments and trends and their potential effects on Wyeth and our plans. The Compensation Committee has sole responsibility for engaging this consulting firm. Exequity regularly provides reports to the Compensation Committee regarding competitive compensation data, developments and trends. Exequity also participates in Compensation Committee meetings and routinely meets with the Compensation Committee in executive session. Exequity does not provide any other services to Wyeth. Wyeth management has engaged a separate, nationally recognized compensation consulting firm, Towers, Perrin, Forster & Crosby, Inc. to advise it on compensation matters, including the provision of peer competitiveness data. The compensation consulting firm engaged by the Compensation Committee is not affiliated with the compensation consulting firm engaged by management.

The Compensation Committee meets in executive session for all compensation decisions made for Mr. Poussot and, prior to his retirement, Mr. Essner. These determinations are made in consultation with the Compensation Committee’s compensation consultant outside the presence of management. For each other named executive officer, our Chief Executive Officer makes a recommendation to the Compensation Committee regarding base salary, annual cash incentive awards and long-term incentive awards, as applicable. In making these recommendations, our Chief Executive Officer, in consultation with our Senior Vice President, Human Resources, generally begins with each named executive officer’s base salary or award, as applicable, and total compensation for the prior year and makes appropriate adjustments for the current year based on, among other things, Wyeth’s performance, the executive’s individual performance, trends in the marketplace, the executive’s potential for advancement, retention, experience, positioning relative to other executives, the relative difficulty of achieving particular company or individual objectives and any other considerations they deem relevant. These recommendations are reviewed, discussed (including through a presentation made by the Chief Executive Officer), modified as deemed appropriate by the Compensation Committee in consultation with its compensation consultant, and then adopted by the Compensation Committee or recommended by the Compensation Committee for adoption by the full Wyeth board of directors in an executive session of the non-employee directors, as appropriate.

To assist in its evaluation of our Chief Executive Officer’s recommendations and its compensation decisions, the Compensation Committee generally is provided with the following information for its review in advance of each meeting:
•	Current and historical data on base salaries, annual cash incentive awards and long-term equity incentive awards for each named executive officer;

•	Peer competitiveness data, generally including both a median and a 75th percentile analysis regarding each element of direct compensation and total direct compensation (i.e., base salary, annual cash incentive awards and long-term incentive compensation);

•	An estimate of future pension benefits and the effect of base salary increases and annual cash incentive awards on future pension benefits;

•	A report of Wyeth’s performance that includes a discussion of financial results, research and development, operational efficiency, talent management, status of litigation, manufacturing performance and other key developments; and

•	Information provided by the Compensation Committee’s compensation consultant and by management’s compensation consultant, which may consist in part of the peer competitiveness data referenced above as well as analyses from outside the industry.

These materials are intended to ensure that the Compensation Committee is informed in making its decisions on each individual element in the context of the other elements of our compensation programs (including pay mix) and total direct compensation, as well as prior years’ compensation and prevailing practices in our peer group. The pension estimates are used as a confirmatory measure to ensure that no particular compensation decision has a disproportionate impact on pension benefits. The information presented in these materials often differs in form from the required presentation in “Executive Compensation — Summary Compensation Table.” For example, in reviewing long-term equity incentive awards, the Compensation Committee typically focuses on the full potential value to the executive and expense to Wyeth associated with a particular award over its lifetime rather than solely the impact on current year compensation expense as required to be reflected in the “Summary Compensation Table” included under “Item 11. Executive Compensation.” Similarly, with respect to pension benefits, the Compensation Committee concentrates on ongoing monitoring of Wyeth’s pension plans and the manner in which a particular compensation decision might impact future pension benefits to an executive rather than the year-over-year change in pension value shown in the “Summary Compensation Table” included under “Item 11. Executive Compensation.”

In administering our incentive compensation and equity incentive plans and overseeing our other benefit plans, the Compensation Committee may delegate authority for administration of these plans to our Chief Executive Officer or to any other committee, to the extent permitted under law, and under conditions and limitations as the Wyeth board of directors and Compensation Committee may from time to time establish.

See “Item 11. Executive Compensation — Compensation Discussion and Analysis” for additional information regarding the Compensation Committee’s determinations regarding executive compensation.
Additional Information Regarding the Nominating and Governance Committee

The Nominating and Governance Committee acts as a screening and nominating committee for candidates considered for nomination by the Wyeth board of directors for election as directors. In this capacity, the Nominating and Governance Committee considers the composition of the Wyeth board of directors with respect to many factors, including the balance of expertise and professional experience. The Nominating and Governance Committee evaluates prospective nominees identified on its own initiative as well as self-nominated candidates and candidates referred or recommended to it by members of the Wyeth board of directors, management, stockholders and search companies. The Nominating and Governance Committee uses the same criteria for evaluating candidates proposed by other members of the Wyeth board of directors, management and search companies and candidates proposed by stockholders and self-nominated candidates in accordance with the procedures identified below. The Nominating and Governance Committee’s Criteria and Procedures for Board Candidate Selection for the Board of Directors is set forth below.

If the merger is consummated, there will be no annual meeting of Wyeth stockholders in 2010. If the merger is not consummated, Wyeth will hold a 2010 Annual Meeting of Stockholders, in which case stockholders may submit names of qualified candidates for service on the Wyeth board of directors along with detailed information on their backgrounds to our Corporate Secretary for referral to the Nominating and Governance Committee. Under our bylaws, nominations for elections to be held at an annual meeting must be received no later than 90 days prior to the anniversary date of the immediately preceding annual meeting. In the case of elections to be held at a special meeting, nominations must be received no later than the 10th day following the date notice is first given to stockholders of the special meeting.

The following sets forth the complete text of Wyeth’s Criteria and Procedures for Board Candidate Selection for the Board of Directors:

CRITERIA AND PROCEDURES FOR BOARD CANDIDATE SELECTION FOR THE BOARD OF DIRECTORS

It is the desire of Wyeth to select individuals for nomination to the Board of Directors who, if elected, will best serve the interests of the Corporation and its stockholders. The following Criteria and Procedures for Board Candidate Selection are not intended to be exclusive or exhaustive, but rather representative of the scope of delegation by the Board of Directors of Wyeth, to its Nominating and Governance Committee in the fulfillment of the duties and responsibilities in accordance with Section V(1) of its Charter. Certain criteria should be met by all candidates for Board selection, while only a portion of the Board need meet other criteria.

I.	Criteria for All Candidates

Among those characteristics to be sought in each candidate, being mindful of the overall Board composition, are the following:

•	Integrity and a commitment to ethical behavior.

•	Personal maturity and leadership skills in industry, education, the professions, or government.

•	Independence of thought and willingness to deal directly with difficult issues.

•	Fulfillment of the broadest definition of diversity, seeking diversity of thought.

•	Broad business and/or professional experience, with an understanding of business and financial affairs, and the complexities of business organizations.

II.	Criteria for a Portion of Candidates

Among those characteristics that may be sought in individual board candidates, as needed to fulfill certain functions on the Board from time to time, are the following:

•	Scientific accomplishment in medicine or pharmaceuticals.

•	Management experience and expertise.

•	Financial and/or accounting expertise, generally, and as necessary to fulfill the financial requirements of the New York Stock Exchange and the Securities and Exchange Commission.

•	Experience in other regulated industries.

•	Business and other experience relevant to large public companies.

III. Procedures to be used in Board Candidate Selection

The Nominating and Governance Committee will include the following among its procedures to be used in the selection of candidates for the Board:

•	Evaluate qualifications under Section I, and any specific needs under Section II, prior to commencement of the recruitment process.

•	Develop a selection process specific to a candidate search to be led by the Chairman of the Nominating and Governance Committee with the assistance of a search firm, if deemed appropriate by the Committee, to be identified and retained within the sole discretion of the Committee.

•	Receive recommendations from other existing members of the Board of Directors and other sources, including self-nominated candidates, and submit such potential candidates for review under the foregoing specific selection process.

•	Determine that a prospective candidate fulfills the independence requirements of the New York Stock Exchange, the Securities and Exchange Commission and the Internal Revenue Code, as applicable.

•	Review the education of the prospective candidate.

•	Evaluate the quality of experience and achievement of the prospective candidate.

•	Review the prospective candidate’s current or past membership on other boards.

•	Determine that the candidate has the ability, and the willingness, to spend the necessary time required to function effectively as a Director.

•	Determine that the candidate has a genuine interest in representing the stockholders and the interests of the Corporation overall.

There have been no changes in these procedures since they were last published in our proxy statement dated
March 14, 2008.

ITEM 11.     EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following “Compensation Discussion and Analysis” outlines our compensation objectives and philosophy, the key components of our compensation programs and our compensation decision-making process. It includes a discussion of how and why 2008 compensation decisions were made for our named executive officers.

Overview

Compensation for named executive officers at Wyeth consists of four key components — base salaries, annual cash incentive awards (i.e., cash bonus), long-term equity incentive awards and post-employment benefits. We also provide limited perquisites. Our compensation programs are designed to focus our executives on working toward achievement of our key objectives of bringing to the world products that improve lives and deliver outstanding value to our customers and stockholders. Our industry is highly scientific, regulated, dynamic and challenging, and our key employees are highly educated, dedicated and experienced. Our long-term vitality requires large, long-term investments in drug discovery and innovation that are not expected to produce near-term returns, and our compensation programs seek to reward and motivate both short-term and long-term success. Our long-term equity incentive program, in particular, is intended to both produce superior long-term performance and drive long-term value for our stockholders.

Our compensation programs serve four principal objectives:

•	Attract and retain outstanding executives with long-term industry experience and who deliver superior performance;

•	Motivate our executives to achieve our business and strategic goals, both financial and operational;

•	Reward our executives for achieving outstanding company and individual performance and developing executive talent; and

•	Produce value for our stockholders by continuing to increase the strength and sustainability of Wyeth.

The Wyeth board of directors and management believe that fundamental changes in our business are necessary for our future sustainability and success, particularly as a result of the challenging regulatory, intellectual property and competitive environment that our industry continues to confront. Accordingly, in 2008, we launched Project Impact, which is a company-wide program designed to initially address short-term fiscal challenges, particularly the significant loss of sales and profits resulting from the launch of generic versions of Protonix. Longer term, Project Impact would include strategic actions designed to fundamentally change how Wyeth structures its operations to adapt to the continuously changing business climate. The Compensation Committee is particularly focused on these goals and, subject to our contemplated merger with Pfizer Inc. (Pfizer), intends to judge management’s performance in the coming years, at least in part, on management’s efforts to reshape Wyeth for the future.

The Wyeth board of directors and management also believe that our continued success requires leadership from every person in every job at every location around the world. To this end, we launched a company-wide set of leadership priorities — aspire high, think broadly, be decisive, build talent and execute flawlessly — recognizing that everyone at Wyeth has the potential to be a leader, whether they are an individual contributor, manager of people or a senior executive. Our leadership priorities define the standard of behavior that we believe is essential to reinforce in everything we do and are important as an advancement of Wyeth’s culture. These leadership priorities have been communicated across Wyeth in all divisions and functions, and are being incorporated in our employee performance and development systems.

We have a “pay-for-performance” philosophy that is reflected in our compensation arrangements, in which a significant portion of our executives’ total compensation is at-risk, based on company and individual performance. To drive our executives to produce results for Wyeth that create long-term value for our stockholders, our performance-based compensation in 2008 included a mix of compensation opportunities and performance measures to complement base salary, such that:

•	A portion of the value of an executive’s total direct compensation (i.e., base salary, annual cash incentive awards and annual long-term incentive awards) was discretionary based on the Compensation Committee’s assessment of both Wyeth’s performance and individual executive performance (annual cash incentive awards);

•	A portion of the value of an executive’s total direct compensation was based directly on our actual financial performance against pre-set targets and total stockholder return (TSR) versus our peers (performance share unit awards); and

•	A portion of the value of an executive’s total direct compensation was tied directly to changes in our stock price (stock options, restricted stock unit awards (RSUs) and performance share unit awards).

The Wyeth board of directors has a Compensation Committee consisting entirely of independent directors. The composition of the Compensation Committee underwent changes in 2008, with the appointment of a new Compensation Committee Chairman and two new members of the Wyeth board of directors joining the Compensation Committee. As discussed further in the section entitled “Committees of the Wyeth Board of Directors” under “Item 10. Directors, Executive Officers and Corporate Governance,” the Compensation Committee sets the overall compensation philosophy and objectives for Wyeth and is actively involved in assessing and overseeing the design of our compensation programs. The Compensation Committee reviews and recommends to the Wyeth board of directors the compensation and benefits provided to each of our principal corporate officers and also specifically reviews and approves corporate goals and objectives for our Chief Executive Officer and evaluates his performance in light of those goals. The Compensation Committee meets regularly with our Chief Executive Officer and our Senior Vice President, Human Resources and also engages a compensation consultant for advice regarding compensation decisions. The Compensation Committee meets in executive session at each meeting without management present. In 2008, the Compensation Committee continued to refine its compensation philosophy as described more fully under “— Key Changes and Other Actions in 2008.”

As discussed in greater detail below with respect to individual compensation decisions, compensation for our named executive officers in 2008 was driven primarily by:

•	Our successful strategic and financial response to the “at risk” launch of generic versions of Protonix, including the launch of our own generic version and the deployment of Project Impact initiatives;

•	Our strong financial performance, highlighted by Wyeth exceeding its earnings per share (EPS) goals for the year, in the face of a challenging pharmaceutical industry and economic environment, and our successful operating performance;

•	New product approvals, including Pristiq for the treatment of major depressive disorder, Xyntha and subcutaneous Relistor, and delays in the regulatory review of several of our other pipeline products;

•	Year-over-year stock price decline and negative total stockholder return performance during 2008, but which compared favorably with total stockholder return performance of the S&P 500 Index and the market-weighted Peer Group Index — performing better than the S&P 500 Index by 24.4 percentage points and the market-weighted Peer Group Index by 10.2 percentage points;

•	Executive succession and key business changes that resulted from the establishment of our new executive leadership team, including the promotion and recruitment of important new key executives, who quickly and seamlessly transitioned to full functionality; and

•	Outstanding work of our named executive officers with respect to our contemplated merger with Pfizer.

Components of Compensation

Our executive compensation programs for named executive officers consist of several elements, each of which complements the others in providing a total compensation package designed to support our core compensation objectives. These components are summarized in the following table:

Pay Element	What Pay Element Rewards/Reflects	Primary Purpose of Pay Element

Base Salary	Performance of executive responsibilities; reflects experience and tenure in role, skills and level of responsibility.	To provide a fixed amount of compensation commensurate with market norms for similar jobs.

Annual Cash Incentive Awards	Annual company and individual performance and achievement of Wyeth’s financial and other objectives.	To motivate executives to achieve superior company and individual performance through a variable and discretionary award design.

Long-Term Equity Incentives (Stock Options and Performance Share Unit Awards)
Long-term focus, achievement of performance goals (e.g., EPS and total stockholder return ranking), increases in stockholder value, and continued employment during the vesting/holding period of an award:

— Three-year period applicable to performance share unit awards, with additional one-year holding period for the 2008 awards.

— Three-year phased vesting for stock options.
To motivate long-term performance, align executive compensation with stock price performance and other performance measures and retain key executives.

Restricted Stock Unit Awards	Long-term focus and continued employment during the vesting period.	Awarded upon initial employment and major promotion or for executive retention (not part of annual grant to named executive officers).

Benefits (Primarily Defined Benefit Pension Plans and Defined Contribution Savings Plans) and Perquisites	Long-term service and desire to keep executives focused.	To provide a competitive benefits program that addresses employee health, welfare and retirement needs. Also to provide executives with a meaningful level of post-employment income consistent with their contribution to Wyeth’s success over their careers, as well as to offer competitive perquisites that enable executives to maximize efficiency.

Change in Control Severance Agreements	Need for retention and employment security in a dynamic industry.	To provide for company stability and continuity of management during times of uncertainty (e.g., pending our contemplated merger with Pfizer) and to allow us to attract and retain key executives by providing protections consistent with the market for executive talent.

Key Changes and Other Actions in 2008

As part of its role, the Compensation Committee continually reviews our compensation programs and, from time to time, makes changes that are designed to better serve our compensation philosophy and objectives, to reflect current industry practice, to comply with changes in law, rules and regulations or to adopt emerging best practices. As a result of these efforts, we made the following key changes to our compensation and benefits programs in 2008:

Benchmarking Philosophy.  Prior to 2008, the Compensation Committee considered a benchmark at or near the 75th percentile of our peer group for decisions related to long-term equity incentives, adjusted for assessment of overall performance against approved performance factors. Decisions related to other compensation elements were generally targeted to be between the median and the 75th percentile of our peer group. During 2008, the Compensation Committee reevaluated Wyeth’s historical benchmarking practices, and beginning with the 2009 base salary decisions, the Compensation Committee has articulated a philosophy of targeting total direct compensation for named executive officers at or near the median of our peer group, as described under “— Peer Group Analysis.” As described more fully below, although benchmarking provides a valuable point of reference, actual compensation for any particular named executive officer may be higher or lower than the benchmark as a result of Wyeth and individual performance, experience, skills, potential for advancement, relative tenure in position, current responsibilities relative to other executives within Wyeth, retention objectives, succession planning, fluctuations in stock price and other factors that the Compensation Committee considers relevant.

Alignment of Compensation Calendar.  To facilitate its focus on total direct compensation and to enhance executive efficiency, the Compensation Committee approved a management proposal to align the compensation planning calendar beginning with compensation decisions to be made in 2009. As a result of this effort, annual compensation decisions regarding the components of total direct compensation — base salaries, annual cash incentive awards and annual long-term incentive awards — will be made during a single consolidated time period each year.

Pay for Performance

We implement our “pay-for-performance” culture through our pay mix, which is weighted significantly toward performance-dependent forms of compensation. Our compensation opportunities include a mix of approaches for implementing pay-for performance: performance evaluated in the discretion of the Compensation Committee (e.g., annual cash incentive awards), stock price performance (e.g., stock options), and performance against pre-established financial targets (e.g., performance share unit awards).

The discretionary nature of our annual cash incentive award program for named executive officers provides the Compensation Committee with the opportunity to evaluate and appropriately recognize individual executive performance in the context of Wyeth’s overall performance for the completed year, including performance with respect to key value drivers, which may include for a given year, among other things, EPS, cost management, achievements in research and development, and regulatory compliance. Notably, this discretionary evaluation of performance differs from the target-based nature of our performance share unit awards, which are described below. For a detailed discussion of our annual cash incentive award program and the key factors considered by the Compensation Committee in making 2008 annual cash incentive award decisions, see “— Determination and Analysis of 2008 Compensation for Named Executive Officers — Annual Cash Incentive Awards.”

Our long-term equity incentive program generally represents the largest portion of the total annual compensation paid to our executives, because we believe that equity-based compensation is the most effective means to encourage our leaders to deliver enhanced stockholder value over the long term. Our named executive officers also are subject to stock ownership guidelines as described below. Accordingly, named executive officers have a significant amount of value and future pay at risk based on our stock price performance. Because we only make option grants with an exercise price at the current market price of our common stock on the date of grant, an executive does not realize any value from stock options unless and until our stockholders benefit from an increase in share price following the date of grant.

The ultimate value of performance share unit awards granted under our long-term equity incentive award program depends upon our EPS performance against internal targets and our relative TSR ranking among our peer group, together with our stock price at the time of conversion. In particular, as described more fully below in the narrative to the table entitled “— 2008 Grants of Plan-Based Awards,” the performance share unit awards granted to our named executive officers in 2008 may be converted to between 0% and 200% of a pre-set target number of shares of our common stock (one share per unit) based primarily on EPS performance in 2010 against a target that would be set by the Compensation Committee in early 2010, subject to our contemplated merger with Pfizer. The awards generally are structured to allow the Compensation Committee negative discretion to reduce the amount of the award that may be earned based on EPS to reflect, among other factors it may consider, our TSR ranking (top 2, middle 4, bottom 2) over the period from January 1, 2008 through December 31, 2010 compared with that of the peer group described in the second paragraph under “— Peer Group Analysis” below. We expect that these awards would operate similarly to performance share unit awards granted to other key employees in 2008, under which the number of shares that may be earned based on EPS will be increased by 25 percentage points if our TSR ranking is in the top two of our peer group and generally will be decreased by 25 percentage points if our TSR ranking is in the bottom two of our peer group, with a TSR ranking in the middle category having no impact. This award design, which utilizes a target number of shares that assumes our achievement of 100% of the 2010 EPS target and a “top 2” TSR ranking for the three-year period (i.e., the target number of performance share unit awards granted to named executive officers was increased by 25%), was instituted for the grants made to named executive officers in 2007 and 2008 and is intended to preserve our ability to deduct this compensation under Section 162(m) of the Internal Revenue Code.

Basing the number of shares earned upon conversion of performance share unit awards primarily on EPS, with TSR ranking serving as a key additional factor, reflects two important sets of corporate objectives. First is Wyeth’s performance against our internal goals and guidance to the financial community. Second is our relative stock price and dividend performance against that of our peer companies. We have selected EPS as the financial measure of performance for performance share unit awards, because we believe that the majority of investors use EPS as the primary method for evaluating our annual financial performance. The EPS target for a given year is not established by formula. Rather, after considering Wyeth’s business goals and anticipated challenges for the year in question, during the first 90 days of the applicable performance year the Compensation Committee sets a target that is designed to encourage superior company performance. Typically, the EPS target established by the Compensation Committee has been consistent with our earnings guidance range announced to the financial community. We use EPS for a single performance year (i.e., the third year of the award) rather than over a period of years due to the volatile and dynamic nature of our industry where a single unexpected event early in a performance period could predetermine whether or not targets would be met over a longer period and thereby dilute the intended incentive effect. This is particularly evident in the case of a challenge to a patent during the patent term of a blockbuster product, market reaction to clinical trial results or negative publicity related to the perceived safety or efficacy of a marketed product (whether or not supported by medical evidence). This structure, coupled with our stock ownership guidelines, reflects long-term performance and aligns with stockholder interests.

The Compensation Committee retains the ability to exclude certain significant items in determining whether EPS targets were achieved and has, in the past, excluded both positive and negative items in making this determination. These significant items are excluded because they are considered to be non-recurring or unusual in nature and are of such significance or magnitude that their inclusion would not present an accurate reflection of the underlying operating performance of Wyeth. For example, in 2006, 2007 and 2008 we excluded charges related to our productivity initiatives, and in 2006 we also excluded an income tax credit related to a reduction of certain deferred tax asset valuation allowances. The exclusion of these non-recurring or unusual items is consistent with how we discuss our performance with investors and analysts and our earnings guidance to the financial community. We also specifically exclude equity-based compensation from both the target and our determination of EPS achieved for purposes of these awards.

For 2008, an average of approximately 76% of the total direct compensation received by our named executive officers consisted of performance-based compensation.

Determination and Analysis of 2008 Compensation for Named Executive Officers

The Compensation Committee made compensation decisions in 2008 on an element-by-element basis at different points during the year. However, the Compensation Committee made decisions for each element in the context of the total compensation package for each named executive officer and the relationship of that element to the other elements of compensation, including the impact on retirement benefits. As described above, beginning in 2009, Wyeth is implementing a compensation calendar alignment initiative under which the time period for making key compensation decisions for base salary, annual cash incentive awards and annual long-term incentive grants is being consolidated into a single cycle in the first quarter of the year.

The Compensation Committee targets at or near the median of our peer group (as described under “— Peer Group Analysis”) for total direct compensation, as may be adjusted by our Chief Executive Officer’s and the Compensation Committee’s assessment of the executive, which often takes into account Wyeth and individual performance, experience, skills, potential for advancement, relative tenure in position, current responsibilities relative to other executives within Wyeth, retention objectives, succession planning and other factors. However, at times when merited by Wyeth and individual performance as determined by the Compensation Committee based on the facts and circumstances and after taking into account these other factors, the Compensation Committee may award a total direct compensation package in excess of the median. The Compensation Committee may also consider fluctuations in stock price and Wyeth’s performance relative to that of the other companies within our peer group, including, for example, comparative TSR or EPS performance or research and development progress. In conducting its compensation analysis, the Compensation Committee reviews the competitiveness of total direct compensation, as well as of each individual element, recognizing that each individual component may be higher or lower than the median as a result of the above and other factors with an ultimate target of total direct compensation at or near the median.

In general, absent extraordinary circumstances and after taking into account the above individual factors, base salary levels typically approximate the peer group median, with annual cash incentive awards and long-term equity incentive awards operating as the potential mechanisms for distinction. In the case of newly promoted executives, the Compensation Committee often sets the new base salary at a level that allows the Compensation Committee to recognize the promotion to a new role while at the same time (1) reflecting relative experience in the new role to that of individuals holding similar positions at peer companies, and (2) providing the Compensation Committee the opportunity to reward future performance and development. See “Committees of the Wyeth Board of Directors” under “Item 10. Directors, Executive Officers and Corporate Governance” for a discussion of the Compensation Committee’s process for determining compensation for our named executive officers.

The key decisions made by the Compensation Committee with respect to 2008 compensation for our named executive officers are described below. In each case, the Compensation Committee viewed the individual compensation component and the resulting total direct compensation for our named executive officers as being within a reasonable range around the median of our peer group, after accounting for the factors and considerations described above.

Consistent with our objectives of attracting, retaining and motivating top-tier performance from our executives, the Compensation Committee generally does not view aggregate amounts earned or benefits accumulated by an executive from prior service with Wyeth as a significant factor in making current compensation decisions. Rather, the Compensation Committee bases current compensation decisions primarily on the current business environment and performance of each executive and his or her role in the overall performance of Wyeth during the subject period. Amounts realized upon vesting or exercise of equity awards do not impact pension benefits, which are determined by reference to formulas set forth in our pension plans that do not include equity in the calculations.

Base Salary

Base salaries for senior executives in 2008 and 2009 were set in the preceding November and typically apply for the entire following calendar year, except in special circumstances, such as when an executive is promoted and/or assumes increased responsibilities during the year. Pursuant to the compensation calendar alignment initiative referenced above, subject to our contemplated merger with Pfizer, we expect that base salary decisions for our most senior executives, along with annual cash incentive awards and long-term incentive awards, will be made in the first quarter of each year beginning in 2010.

2008 Base Salary Determinations.  In November 2007, the Compensation Committee determined the base salary increases for our named executive officers that became effective at the beginning of 2008. The Compensation Committee recognized the promotion of Mr. Poussot to President and Chief Executive Officer by setting his base salary at $1,450,000 for 2008, which was approximately 16% below the median of the peer group. In determining Mr. Poussot’s salary increase, the Compensation Committee reviewed, among other things, market data regarding compensation arrangements for recently appointed chief executive officers, Mr. Poussot’s long tenure with Wyeth and his significant experience in the pharmaceutical industry. Mr. Norden’s 2008 base salary increase of 10% was intended to reflect his strong performance since his promotion to Chief Financial Officer and, as a result, to bring his salary closer to the peer group median. The Compensation Committee increased Mr. Mahady’s 2008 base salary by approximately 16% over his 2007 base salary as a result of his promotion to Senior Vice President, Wyeth and President, Wyeth Pharmaceuticals effective January 1, 2008, which gave him additional responsibility for our Pharmaceuticals and Consumer Healthcare manufacturing and distribution operations. Mr. Essner’s base salary rate during the time of his employment in 2008 remained unchanged from 2007, as provided in his employment agreement. Mr. Stein’s 10% base salary increase for 2008 was intended to reflect his experience, tenure in role, and strong performance in managing company litigation matters, as well as to bring his salary closer to the peer group median. For Dr. Dolsten, who joined Wyeth in June 2008, annual base salary was set at $750,000, in consideration of his experience level, positioning against the peer group median and internal senior executive pay levels. The Compensation Committee approved a 3.5% increase in base salary for Dr. Ruffolo for 2008, which was consistent with the salary increases for other executives.

2009 Base Salary Determinations.  In November 2008, the Compensation Committee determined the base salary increases for our named executive officers that became effective at the beginning of 2009. The Compensation Committee recognized the success of Mr. Poussot’s first year as President and Chief Executive Officer, as well as his additional role as Chairman beginning in June 2008, by increasing his base salary by 6.9% to $1,550,000 for 2009, which is approximately 10% below the median of the peer group. In addition, in determining Mr. Poussot’s salary increase, the Compensation Committee recognized Mr. Poussot’s leadership during Wyeth’s response to the “at risk” launch of generic competition to Protonix, including the deployment of Project Impact. The Compensation Committee also considered the tight clustering of CEO base salaries at our peer companies. Mr. Norden’s 2009 base salary increase of 10.4% was intended to reflect his continued strong performance in his first full year as Chief Financial Officer and, as a result, to continue to bring his salary closer to, but still approximately 7.5% below, the peer group median. The Compensation Committee approved a 5.3% increase in base salary for Dr. Dolsten, which is approximately 19% below the median of our peer group, reflecting his tenure in the role. The Compensation Committee also approved 4.0% increases in the base salaries for each of Messrs. Mahady and Stein, which were consistent with the range of salary increases for other executives.

Annual Cash Incentive Awards

The Compensation Committee determines, and the Wyeth board of directors ratifies, the annual cash incentive awards payable to our named executive officers, which are paid following completion of the fiscal year (following receipt of the audit report for the fiscal year’s financial statements). These awards generally are paid under our stockholder approved Executive Incentive Plan. While the Executive Incentive Plan sets the putative maximum amount for any individual annual cash incentive award (two-tenths of one percent of consolidated net earnings, if any, as adjusted for unusual or infrequent items in accordance with U.S. generally accepted accounting principles), each executive is evaluated based on his individual performance and contribution to Wyeth’s overall performance taking into account the context of the business environment, and the Compensation Committee has full discretion (subject to the maximum award amount) to determine the annual cash incentive award to be paid to each executive. In recent years, annual cash incentive awards for named executive officers have typically ranged between 100% and 200% of base salary. Our annual cash incentive awards are reported in the “— Summary Compensation Table” as non-equity incentive plan compensation.

In connection with annual cash incentive awards, during the first quarter of each year, the Compensation Committee reviews management’s business plan for Wyeth, which contains performance objectives that are both short- and long-term in nature and are reflective of the challenges in the pharmaceutical industry. The Compensation Committee’s review of the business plan generally focuses on financial goals for Wyeth, product performance objectives, cost management, and key research and development milestones. With the assistance of management, the Compensation Committee tracks performance against the plan during the year, including through financial performance and research and development reviews that highlight both progress and shortfalls. At the first Compensation Committee meeting after the end of each year, both the Compensation Committee and the Wyeth board of directors, together with management, review Wyeth’s performance versus the plan and also consider additional factors, such as unanticipated events. The Compensation Committee also reviews each individual named executive officer’s performance relative to Wyeth’s financial and other objectives for the prior year.

Annual cash incentive awards are not based on a formulaic approach. Rather, annual cash incentive awards are based on the Compensation Committee’s assessment of Wyeth’s performance against the business plan during the calendar year, the Compensation Committee’s assessment (as informed by its interactions with these executives at various points in the year) of each individual executive’s contribution to that performance, and other individual accomplishments, taking into account any unexpected developments impacting performance against the business plan. The Compensation Committee does not set a specific target for these awards and the ultimate award is determined at the discretion of the Compensation Committee based upon this analysis of Wyeth and individual performance, with competitive market positioning considered as a guide to the range of potential awards. The Compensation Committee relies heavily on measurable performance criteria in evaluating company performance, with achievement of our financial goals for Wyeth overall typically the most significant factor in the Compensation Committee’s determination of annual cash incentive awards to our named executive officers. However, we do not prospectively set all or any specific financial goal or other element of the business plan as a specific Wyeth goal or target for purposes of these awards.

In early 2009, the Compensation Committee made its determinations of the annual cash incentive awards for our senior executives for the 2008 performance year based on a variety of factors, including Wyeth’s performance and the competitiveness of total direct compensation.

The Compensation Committee awarded Mr. Poussot an annual cash incentive of $2,750,000, an increase of 37.5% over 2007, reflecting its assessment of combined 2008 company and individual performance, including Wyeth’s financial results for 2008 and Mr. Poussot’s performance in his first year as Chairman, President and Chief Executive Officer. Among the individual performance factors, the Compensation Committee considered the deftness and competency displayed by Mr. Poussot in responding to the “at risk” launch of generic competition to Protonix, which the Compensation Committee believes may contribute to Wyeth’s ability to address future risks of generic competition to other products; Wyeth’s positive response to challenges in the research and development area of the business; Mr. Poussot’s expansion of strategic planning to a five-year cycle and his articulated vision for Wyeth based on a strategy of innovation, diversification and accelerated growth market expansion; and Mr. Poussot’s outstanding work on the contemplated merger with Pfizer. The Compensation Committee also considered the level of bonuses recommended for our other named executive officers, market data for bonus and cash compensation for chief executive officers at our peer companies, the annual cash incentive award made to Mr. Essner in 2007, and Mr. Poussot’s tenure as Chief Executive Officer and Chairman. This resulted in total direct compensation for Mr. Poussot approximately 15% below the peer group median.

For Wyeth’s other named executive officers, the Compensation Committee adopted the recommendations made by Mr. Poussot. Mr. Norden’s 2008 annual cash incentive award of $1,078,000, an increase of approximately 44% over 2007 and resulting in total direct compensation approximating the peer group median, reflects his performance during his first full year as Senior Vice President and Chief Financial Officer, including Wyeth exceeding its financial targets; Mr. Norden’s sponsorship of Project Impact, with targeted savings of $1.0 to $1.5 billion when fully implemented; his execution of Wyeth’s foreign exchange hedging program; and Mr. Norden’s outstanding work on the contemplated merger with Pfizer. His award also reflects his leadership and command of his role as Chief Financial Officer. Mr. Mahady received an annual cash incentive award of $1,341,000, an increase of approximately 22% over his 2007 award and resulting in total direct compensation approximately 10% above the peer group median, reflecting his strong performance in 2008. Key individual performance factors considered in determining Mr. Mahady’s award were: the 2% increase in 2008 Pharmaceutical division net revenues over 2007; Mr. Mahady’s key role in Wyeth’s response to the “at risk” launch of generic competition to Protonix, including the launch of our own generic; the expansion of Enbrel’s position as the top biotech product and the expansion of Prevnar sales volume, which resulted in the highest 12-month revenue attainment of any vaccine in history; and his development and support of Project Impact initiatives. For Mr. Stein, who received an annual cash incentive award of $978,000, an increase of approximately 9.9% over his 2007 award and resulting in total direct compensation approximately 17% above the peer group median, the Compensation Committee considered Mr. Stein’s management of product liability litigation, including diet drug and hormone therapy litigation and patent litigation, such as our litigation relating to Protonix and Effexor, as well as his development and support of Project Impact initiatives and outstanding work on the contemplated merger with Pfizer. Dr. Dolsten received a 2008 annual cash incentive award of $750,000, the guaranteed minimum bonus under the terms of his offer letter.

Under the terms of Mr. Essner’s employment agreement, Mr. Essner was entitled to an annual cash incentive award for 2008 of no less than his annual cash incentive award for 2007, prorated for time actually worked in 2008. Pursuant to this agreement, the Compensation Committee awarded Mr. Essner an annual cash incentive award of $1,600,000, which represents an amount approximately equal to his 2007 bonus prorated for the period of his employment in 2008.

Under the terms of Dr. Ruffolo’s consulting agreement, Dr. Ruffolo was entitled to receive an annual cash incentive award for 2008 (pro-rated for the period of his employment during 2008), in an amount determined by the Compensation Committee. Pursuant to that agreement, the Compensation Committee approved an award of $645,000, which represents an amount approximately equal to his 2007 annual cash incentive award prorated for the period of his employment in 2008.

These determinations of annual cash incentive awards were made against the backdrop of Wyeth’s overall performance in 2008, including the increase in worldwide net revenue of 2% to $22.8 billion for the 2008 full year, driven by growth in excess of 10% for Prevnar, Zosyn and nutritional products and 27% growth for Enbrel and the favorable impact of foreign exchange, with greater than 50% of net revenue coming from outside the United States. The Compensation Committee also considered the decrease in net income and diluted earnings per share of 4% and 3%, respectively, for the 2008 full year as compared to 2007, and that diluted earnings per share, before certain significant items, for 2008 was comparable to 2007 and exceeded budget. In addition, the Compensation Committee considered our total stockholder return, which was negative 12.6% for the period from January 1, 2008 through December 31, 2008, ranking fourth in our peer group, but which compared favorably with total stockholder return performance of the S&P 500 Index and the market-weighted Peer Group Index — performing better than the S&P 500 Index by 24.4 percentage points and the market-weighted Peer Group Index by 10.2 percentage points. The Compensation Committee also considered the achievement of certain research and development milestones, such as new product approvals for Pristiq for the treatment of major depressive disorder, Xyntha and subcutaneous Relistor, and delays in the regulatory review of several of our other pipeline products.

Long-Term Equity Incentives

We aim to offer a long-term incentive opportunity to our named executive officers that, if we achieve or exceed our performance goals, conveys competitive value when compared with our peer companies. However, the ultimate value of equity incentive awards is determined by our performance, with the value fluctuating both above and below our targets depending upon our stock price and other performance metrics. The Compensation Committee considers both prior years’ awards and the peer group market in setting the grant levels of these awards, and as a general matter, annual equity awards typically represent a number of options and performance share units consistent with the previous year’s award, unless there is a significant change in performance, responsibility or market practices. In 2008, approximately 30% of the estimated value of long-term equity incentive awards granted to current named executive officers as part of the annual grant program (i.e., excluding the special RSUs described below) was in the form of stock options, and approximately 70% of the estimated value was in the form of performance share unit awards.

2008 Grants.  In April 2008, the Compensation Committee granted the stock options and performance share unit awards shown in the table labeled “2008 Grants of Plan-Based Awards” to our named executive officers and these grants were ratified by the Wyeth board of directors. In addition, certain named executive officers also received RSUs in 2008. The difference in magnitude between Mr. Essner’s and Mr. Poussot’s 2008 equity grants and the grants to our other named executive officers is primarily market driven, i.e., intended to represent an opportunity consistent with the value of equity grants made to other chairmen and chief executive officers in our peer group.

In determining the number of stock options and performance share unit awards granted to Mr. Poussot in April 2008, the Compensation Committee reviewed the market trends for equity grants to chief executive officers, and awarded a grant that approximated the median for peer group CEOs, reflecting Mr. Poussot’s new position as Chief Executive Officer, the Compensation Committee’s confidence in Mr. Poussot, the deftness and competency displayed by Mr. Poussot in handling difficult issues, such as the “at risk” launch of generic competition to Protonix, and Mr. Poussot’s role in assuming an efficient and successful succession in leadership. In addition, by awarding Mr. Poussot an equity grant equivalent to the number of options and performance share unit awards granted to Mr. Essner in his final year as our chief executive officer, the Compensation Committee sought to acknowledge Mr. Poussot’s leadership position and the forward looking nature of equity compensation, as well as to address internal pay equity considerations in connection with the 2008 grant to Mr. Essner. The Compensation Committee also considered that the grant date fair value of the award made to Mr. Poussot in 2008 was lower than the award made to Mr. Essner in 2007 as a result of Wyeth’s lower stock price.

Mr. Poussot also was granted a special award of 120,000 RSUs upon his promotion to Chief Executive Officer in January 2008. These units vest in one-third increments on the third, fourth and fifth anniversaries of the grant date and do not accelerate upon retirement. The Compensation Committee believes that the structure of this award serves two principal purposes: retention and rewarding increases in stockholder value. The Compensation Committee approved the structure and value of this award, in consultation with its compensation consultant, following a review of stock awards granted to newly promoted or hired chief executive officers at peer and Fortune 250 companies in an effort to review a broad data set of recent chief executive officer appointments. This analysis indicated that a majority of internally promoted chief executive officers received a promotional equity grant and that the value of the award to Mr. Poussot would be consistent with prevailing market practice.

Mr. Norden’s 2008 grant reflects his first stock option grant since becoming Chief Financial Officer, and accordingly, represents a significant increase in number over his prior year’s option grant. In addition, by increasing the number of stock options and performance share unit awards awarded over the numbers awarded in 2007, the Compensation Committee rewarded Mr. Norden’s leadership and financial performance after a full year as Chief Financial Officer and sought to signal its confidence in Mr. Norden’s capabilities and critical role. Mr. Norden also received a special retention award of 19,250 RSUs, which will vest in one-third increments on the first, second and third anniversaries of the date of grant. This special grant was awarded to recognize Mr. Norden’s highly marketable talent and bring his equity and total direct compensation opportunity, when taken together with his other grants, closer to the median for chief financial officers in the peer group.

The Compensation Committee increased the number of options and performance share unit awards granted to Mr. Mahady in each case by approximately 25% over his 2007 award in an effort to recognize Mr. Mahady’s expanded responsibilities in 2008, his overall strong and consistent performance in pharmaceutical product revenue growth, and his long service and experience with Wyeth. For Mr. Stein, the Compensation Committee awarded an increase of approximately 10% in the number of both stock options and performance share unit awards as compared to his 2007 grant to reflect his strong performance. In each case, the grant date fair value of the award in 2008 was lower than in 2007 as a result of Wyeth’s lower stock price.

For Dr. Dolsten, who received an equity grant in connection with his employment, the Compensation Committee’s goal was to compensate Dr. Dolsten for value he was forfeiting by leaving his prior employment, as well as to provide him with an equity opportunity similar to that provided to Dr. Ruffolo when he served as President, Wyeth Research.

The target number of performance share unit awards granted to our named executive officers also reflects the “negative discretion” design of these awards described under the caption “— Pay for Performance” and in the narrative to the table entitled “— 2008 Grants of Plan-Based Awards.”

Under the terms of Mr. Essner’s employment agreement, Mr. Essner was eligible to receive a long-term equity incentive award in April 2008 as determined by the Compensation Committee. In determining to award Mr. Essner a number of stock options and performance share unit awards comparable to his 2007 grant (after adjusting for tax related differences in year-over-year award design), the Compensation Committee noted that Mr. Essner exhibited a sustained and impressive level of earnings growth throughout his tenure and effectively and efficiently transitioned responsibilities to Mr. Poussot. In addition, the Compensation Committee sought to compensate Mr. Essner for his commitment to remain with Wyeth until June 2008 as requested by the Wyeth board of directors and for his continuing availability and assistance in connection with ongoing litigation as set forth in his employment agreement. The Compensation Committee considered both the number of options and performance share unit awards relative to Mr. Essner’s 2007 grant, as well as the grant date fair value in determining the final award.

The Compensation Committee also considered a number of additional factors relating to Wyeth’s performance in determining equity grants for all of our named executive officers in April 2008, particularly the 6% increase in our worldwide net revenue in the 2008 first quarter over the 2007 first quarter, despite the significant negative impact from launches of infringing generic versions of Protonix, driven by growth of Effexor, Enbrel, Prevnar and nutritional products. The Compensation Committee also considered the 5% and 3% decreases in our net income and diluted EPS, respectively, for the 2008 first quarter over the 2007 first quarter as well as the 1% decrease in our net income, before certain significant items, and the flat diluted EPS, before significant items, for the 2008 first quarter over the 2007 first quarter. The Compensation Committee also considered that TSR was negative 11.4% for the period from January 1, 2007 through December 31, 2007, performing lower than the peer group described in the second paragraph under “— Peer Group Analysis” by approximately 19 percentage points, and 1.5% for the period from January 1, 2008 through April 16, 2008, outperforming the peer group described in the second paragraph under “— Peer Group Analysis” by approximately 11 percentage points. These calculations of TSR include reinvestment of dividends. The Compensation Committee also noted continued research and development progress, particularly the FDA approval of Lybrel, Torisel, Pristiq for major depressive disorder and Xyntha in the preceding 12 months, as well as setbacks, such as the termination of the collaboration agreement with Solvay Pharmaceuticals for bifeprunox and the receipt of approvable letters for Pristiq for the treatment of vasomotor symptoms associated with menopause and Viviant for the prevention of osteoporosis.

In anticipation of his retirement, the Compensation Committee did not award any equity incentive compensation to Dr. Ruffolo in 2008.

Conversion of Performance Share Unit Awards Granted in 2006.  Performance share unit awards granted in 2006 were convertible to between 0% and 200% of a pre-set target number of shares (one share per unit) based on EPS performance in 2008 and TSR ranking from January 1, 2006 to December 31, 2008. For the 2008 performance year, in early 2008 the Compensation Committee established an EPS target of $3.58 per share and a corresponding EPS performance graph detailing the resulting conversion of the performance share unit awards at different levels of EPS achievement, both in excess of and less than the EPS target. This EPS target was exclusive of equity-based compensation. In setting the EPS target for 2008, the Compensation Committee created a wider range around the mid-point EPS target than in recent years in light of the uncertainty surrounding the “at risk” generic competition to Protonix, and also reviewed the consistency with the assumptions made in Wyeth’s earnings guidance. In early 2009, the Compensation Committee determined that our actual EPS achievement, as adjusted, for 2008 was $3.68 per share (i.e., reported EPS of $3.27 for 2008, exclusive of equity-based compensation of $0.15 per share-diluted after-tax and charges of $0.26 per share-diluted after-tax related to our productivity initiatives referred to as Project Impact, which have been excluded because they are unusual due to their nature and magnitude). In addition, the Compensation Committee determined that our total stockholder return for the period from 2006-2008 placed us sixth among our peer group (i.e., in the middle four), resulting in no effect upon the conversion of these awards. Based on this achievement, performance share unit awards granted in 2006 were earned at 136% of target. See the table labeled “— Option Exercises and Stock Vested in 2008” for a description of the amount earned by each of our named executive officers. One significant reason for the difference between the values shown in the “Stock Awards” column in the “— Summary Compensation Table” for 2008, 2007 and 2006 is the percentage of target at which performance share unit awards were earned (i.e., 136% for 2008, 116.8% for 2007, and 200% for 2006).

Additional details regarding stock options and performance share unit awards can be found in the tables labeled “— 2008 Grants of Plan-Based Awards” and “— Outstanding Equity Awards at 2008 Year-End” in this Form 10-K/A, including a description of the performance share unit awards granted in 2008, 2007 and 2006.

Post-Employment Benefits

We offer defined benefit pension plans that provide a benefit based on a participant’s years of service, base salary, annual cash incentive award and age at retirement. As described in detail in the section entitled “— Pension Benefits” these programs reward tenure (up to 30 years). Pension benefits vest upon completion of five years of service and generally first become available at age 55. If an executive (or another employee) completes 10 or more years of service and reaches age 55 while employed, the individual becomes eligible for early retirement and retiree medical benefits under our plans. We do not include options, restricted stock or performance share unit awards in calculating pension benefits.

As discussed in the section entitled “— Pension Benefits” we maintain the qualified Wyeth Retirement Plan — U.S., which is available to all eligible non-union employees, the Supplemental Executive Retirement Plan and the Executive Retirement Plan. We also maintain a qualified 401(k) plan that provides for employee contributions and Wyeth matching contributions of 50% up to the first 6% of covered pay, thereby allowing employees to save for their post-retirement economic needs. The Wyeth Supplemental Employee Savings Plan provides a means for employees to make contributions in excess of the Internal Revenue Code limits applied to our qualified 401(k) plan and receive the benefit of a Wyeth match on those contributions. See “— Non-Qualified Deferred Compensation.” Similarly, we established the Supplemental Executive Retirement Plan because the Wyeth Retirement Plan — U.S. limits the benefit that can be paid to plan participants in accordance with Internal Revenue Code requirements. The Supplemental Executive Retirement Plan provides a benefit for that portion of the pension benefit based on a participant’s actual earnings that cannot be paid from the Wyeth Retirement Plan — U.S. on account of the Internal Revenue Code limitations. The Executive Retirement Plan was established more than 10 years ago as a tool to attract key experienced executives to Wyeth. The Executive Retirement Plan provides, among other features, a credit of three additional years of service beyond what the executive actually has completed in computing his or her pension benefit. This provision begins phasing out at age 62 and completely phases out by age 65, facilitating succession. The Executive Retirement Plan also provides for normal retirement at age 60 rather than at age 65 (which is the normal retirement age for our Supplemental Executive Retirement Plan and the Wyeth Retirement Plan — U.S.). In 2008, we amended the eligibility criteria for participation in the Executive Retirement Plan to provide that our Chief Financial Officer would be eligible to participate. Previously, Mr. Norden was not eligible to participate solely as a result of his age (he is not yet 55) though certain of the executives who report directly to him participate in the plan as do certain other executives who have not yet reached age 55 but were grandfathered into the plan under prior eligibility criteria. The Compensation Committee determined that amending the eligibility criteria to allow for CFO participation, regardless of age, so long as the other eligibility criteria are met, was advisable in order to achieve and maintain internal compensation equity among Wyeth’s executive management team. See “— Pension Benefits” for a detailed description of these plans.

We also maintain deferred compensation plans for our executives. Our Deferred Compensation Plan allows any employee whose base salary is in excess of $155,000 to defer a portion of his or her base salary and annual cash incentive award in addition to what he or she might contribute to our qualified 401(k) plan or the Wyeth Supplemental Employee Savings Plan. This program provides executives with a tax-advantaged manner to save for retirement or a specific financial need.

Perquisites

We supply limited perquisites to our named executive officers, which we believe are reasonable and competitive. These perquisites include financial planning and tax preparation services and an annual physical examination. For security and other reasons, the Wyeth board of directors requires that, when feasible, Mr. Poussot use the corporate aircraft for personal flights. Prior to his retirement, this requirement also applied to Mr. Essner. Mr. Essner is entitled to limited continued use of the corporate aircraft pursuant to his employment agreement as described under “— Potential Payments upon Termination or Change in Control.” Other executive officers may, on rare occasions, use the corporate aircraft for personal trips with the permission of the Chief Executive Officer. In addition, we provided Mr. Essner with the use of a company car and the occasional use of a car and driver prior to his retirement, and we provide Mr. Poussot with a car and driver. Mr. Essner is also entitled to occasional post-employment use of a car and driver pursuant to his employment agreement.

Our corporate headquarters is located in Madison, New Jersey, and our Pharmaceuticals division headquarters is located in Collegeville, Pennsylvania. As a result of their respective promotions to President and Chief Executive Officer (January 2008) and Senior Vice President and Chief Financial Officer (June 2007), Messrs. Poussot and Norden changed their principal offices from Collegeville to Madison but continue to work frequently in both locations. In lieu of relocation of these executives from the Collegeville area to the Madison area, beginning with their respective promotions, we are providing Mr. Norden with a leased apartment and related expenses in proximity to Madison and Mr. Poussot with a monthly housing allowance to be used for housing in proximity to Madison. These housing benefits were approved for a two-year period, following which time the Compensation Committee intends to evaluate their continued necessity. In addition, both of these executives are provided with use of the corporate helicopter and company automobiles and drivers for commuting purposes, and are reimbursed for the tax liability for any related imputed income. We also are providing certain relocation and commuting benefits to Dr. Dolsten in connection with his employment.

As shown in the “— Summary Compensation Table,” we generally reimburse our named executive officers for the tax liability associated with the perquisites related to, or provided in lieu of, relocation, including commuting. We also historically have reimbursed our Chairman and our President for the tax liability associated with the use of a car and driver and personal (i.e., non-commuting and non-business) use of the corporate aircraft. However, in order to reduce the overall cost to Wyeth, Mr. Poussot elected not to receive a “gross-up” for income taxes associated with, and not to provide any reimbursement to us for, his personal use of corporate aircraft during 2008, resulting in net cash savings to Wyeth. See the footnotes to the “— Summary Compensation Table” for additional details about these benefits.

Peer Group Analysis

We review data, referred to as “benchmarking,” that compares the compensation paid or awarded to our senior executives, including our named executive officers, to that paid or awarded to similarly situated executives at a peer group of pharmaceutical companies consisting of Abbott Laboratories, Amgen Inc., Bristol-Myers Squibb Company, Eli Lilly and Company, Johnson & Johnson, Merck & Co., Inc., Pfizer and Schering-Plough Corporation. We have selected this peer group because these companies have a type and breadth of activities and products, a complexity of operations and a geographic scale similar to that of Wyeth, and we compete with them for key experienced talent. We believe this peer information is an important factor in ensuring the competitiveness of our total compensation and the manner in which we allocate compensation among the different elements. Although benchmarking provides a valuable point of reference, actual compensation for any particular named executive officer may be higher or lower than the benchmark as a result of Wyeth and individual performance, experience, skills, potential for advancement, relative tenure in position, current responsibilities relative to other executives within Wyeth, retention objectives, succession planning, fluctuations in stock price and other factors that the Compensation Committee considers relevant.

As a result, the extent to which benchmarking may impact a particular compensation decision may vary by year and by position. In addition, benchmarking involves inherent limitations and subjectivity, and it is often necessary to take into account the impact of timing differences on the data and to make judgments regarding comparability of positions and other factors across companies. From time to time in prior years (though not in 2008), we have considered data on a broader group of international pharmaceutical companies for specific positions where we did not believe that sufficient data were available from our principal peer group.

For the total stockholder return ranking component of our performance share unit awards, we evaluate our total stockholder return ranking for a pre-defined three-year period against that of a peer group of companies consisting of Abbott Laboratories, Bristol-Myers Squibb Company, Eli Lilly and Company, Johnson & Johnson, Merck & Co., Inc., Pfizer and Schering-Plough Corporation. We utilize this smaller peer group in analyzing Wyeth’s performance rather than the larger benchmark group described above because we believe that the investment community views this smaller group as most comparable with Wyeth and evaluates their performance using similar criteria. This group may be amended in the Compensation Committee’s discretion due to mergers, consolidations or other appropriate circumstances.

Post-Termination Arrangements

As discussed in more detail under “— Potential Payments upon Termination or Change in Control,” we have entered into change in control severance agreements with members of senior management (including our named executive officers) and other key employees that provide for severance and other benefits following a change in control if we or the surviving company terminates the executive’s employment other than for “cause” or the executive terminates his or her employment for “good reason.” Executives and other U.S. employees who do not have change in control severance agreements may be entitled to severance under our Special Transaction Severance Plan if their employment is terminated by the surviving company without cause or the employee terminates his or her employment with good reason following a change in control.

Our change in control severance agreements are designed to attract and retain senior managers and other key employees and to provide for continuity of management in the event of a potential change in control of Wyeth, such as our contemplated merger with Pfizer. These change in control agreements were introduced in 1998 in order to help retain our executive officers and key employees in an environment of publicized potential merger discussions and growing concerns about the potential impact of our diet drug litigation. These agreements have proved critically important over the years in retaining and continuing to attract key talent to successfully manage Wyeth through industry consolidation, rapid change in the pharmaceutical business environment, important new product launches, the continued challenges of our diet drug litigation and the negative impact on the revenue of our Premarin family from the July 2002 hormone therapy subset of the Women’s Health Initiative study. In response to the changed circumstances of both Wyeth and the pharmaceutical industry, in 2006 the Compensation Committee undertook a review of the 1998 agreements. The Compensation Committee determined that, while these agreements remained important in attracting and retaining key executives in light of industry consolidation and competitiveness and while they generally were consistent with prevailing norms, the potential payments and benefits under the 1998 agreements could be reduced without compromising the retention of our key employees or our competitiveness in attracting key talent. Accordingly, the 2006 agreements sought to align certain terms of these agreements more closely with the then current industry benchmark and to streamline certain provisions. The 2006 agreements continue to provide appropriate protection to senior managers (including the named executive officers) and other key employees if a change in control occurs and the individual’s employment is terminated, allowing these executives and employees to minimize individual employment concerns when considering and facilitating corporate transactions that are in the best interests of our stockholders. These agreements also are intended to help retain executives and other key employees during continued industry consolidation. For a discussion of these agreements and the effects of various terminations on outstanding equity awards, see “— Potential Payments upon Termination or Change in Control.” A discussion of amounts potentially payable to our executive officers under the change in control severance agreements in the event of a qualifying termination after the closing of the contemplated merger with Pfizer will be set forth separately in the proxy statement to be mailed to our stockholders relating to the approval of the transaction.

In December 2007, we entered into a letter agreement amending Mr. Essner’s employment agreement in order to reflect his announced retirement as Chief Executive Officer, effective December 31, 2007, and his continued role as an employee and Chairman of the Wyeth board of directors during 2008. The amended agreement confirmed that Mr. Essner would not be entitled to any severance payments or pension enhancements under the agreement as a result of his retirement as Chief Executive Officer. Among other things, the letter agreement set Mr. Essner’s annual base salary rate for 2008 at his 2007 salary of $1,728,500 and provided that Mr. Essner would be eligible for a cash incentive award in respect of 2008 that would be no less than the award he earned in respect of 2007, prorated as applicable. The amended employment agreement provides Mr. Essner with specified post-employment benefits for a five-year period following his retirement.

As part of the terms of Dr. Dolsten’s employment, we agreed to provide him with two years of severance should his employment be terminated for any reason without cause, other than in connection with a change in control, in which case his change in control severance agreement would apply. We also entered into a consulting agreement with Dr. Ruffolo upon his retirement in order to retain his continued consulting services for a one-year period following his retirement. See “— Potential Payments upon Termination or Change in Control” for a description of these agreements.

Other Factors and Information Considered in Compensation Decisions

Tax Deductibility

In allocating compensation among base salary, annual cash incentive awards and long-term equity incentive awards, the Compensation Committee considers the potential tax deductibility of various forms of compensation.

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction for public companies for non-performance-based compensation of more than $1 million paid in any year to the Chief Executive Officer and certain other highly compensated officers required to be reported in our annual proxy statement. Accordingly, base salaries and other non-performance-based compensation as defined in Section 162(m) in excess of $1 million paid to these officers in any year is not deductible by Wyeth. There is an exception under Section 162(m) for performance-based compensation meeting specified requirements. Our stock options, annual cash incentive awards and, beginning with the 2007 grants to these officers, our performance share unit awards, are all generally structured in a manner intended to preserve tax deductibility.

We have paid, and in the future may pay, compensation that may not be fully tax deductible for purposes of Section 162(m), where such compensation is, in the judgment of the Compensation Committee, consistent with our overall compensation objectives and philosophy. For example, reflective of his performance and leadership role within Wyeth, Mr. Poussot’s base salary is in excess of $1 million. In addition, as described above, in 2008 we made a special promotional grant of service-vesting RSUs to Mr. Poussot in connection with his promotion to Chief Executive Officer and a special grant of service-vesting RSUs to Mr. Norden to adjust his total equity opportunity to the market for chief financial officers, which may not be tax deductible on account of Section 162(m).

Accounting Implications

Each element of the compensation we pay to our executives is expensed in our financial statements as required by U.S. generally accepted accounting principles. As one of many factors, we consider the financial statement impact in determining the amount of, and allocation among the elements of, compensation.

Compensation Consultant

See “Committees of the Wyeth Board of Directors” under “Item 10. Directors, Executive Officers and Corporate Governance” for a discussion of the use of compensation consultants by the Compensation Committee and management. The Compensation Committee’s compensation consultant is not affiliated with the compensation consultant engaged by management.

Timing of Equity Grants and Equity Grant Policy

Equity awards typically are granted to all eligible employees, including our named executive officers, on the date of a regularly scheduled meeting of the Compensation Committee. In 2008 and prior years, these annual grants were made in connection with our annual stockholders meeting (generally in April of each year). The Compensation Committee sets the level of the award and, in connection with stock option grants, the exercise price on the date of the grant, which under the terms of our various stock incentive plans, must be at or above the closing price of our common stock on the grant date. In addition to the annual grants, executives may receive equity awards in connection with promotions or other extraordinary circumstances, such as the grant to Mr. Poussot on January 2, 2008 in connection with his promotion to Chief Executive Officer and the special RSUs granted to Mr. Norden on April 24, 2008. The Compensation Committee determined each of these awards at a regularly scheduled meeting held on or prior to the grant date, with a grant date of the effective date of the promotion for Mr. Poussot and a grant date of the date of the meeting for Mr. Norden. Newly hired executives also receive an equity award in connection with their employment, such as the grant of stock options and performance share unit awards made to Dr. Dolsten in June 2008 in connection with his employment. These awards are granted on the date of the Compensation Committee meeting immediately following the date of hire or promotion or, in some cases, on the first day of employment if the Compensation Committee has acted on the matter at a meeting in advance of such date of hire. In addition, the Compensation Committee has delegated to the Special Interim Grant Committee, on which only our Chief Executive Officer serves, the authority to grant options and RSUs to middle management in connection with initial employment, promotion, or first attainment of a salary level entitling an employee to a grant of options and/or RSUs. Such options are granted on the date our Chief Executive Officer approves them and have an exercise price equal to fair market value on the date of grant. This delegated authority does not extend to granting awards to our named executive officers or other officers, any employee who is subject to Section 16 of the Exchange Act or any employee who is eligible to receive grants in the Executive Grant Category. The Executive Grant Category in 2008 covered employees with a minimum annual base salary of $194,000.

We do not have a program, plan or practice of timing equity grants to our executives in coordination with the release of material non-public information. The vast majority of our equity awards (to both our executive officers and other eligible employees), including the annual grant, are granted at our regularly scheduled Compensation Committee meetings. Because these meetings generally are scheduled one year in advance, the timing of disclosure by Wyeth of material non-public information typically does not impact the timing of our equity grants. However, before approving any grant of equity, including a regularly scheduled annual grant, the Compensation Committee views it as part of its responsibility to take into account all facts and circumstances so as to ensure that the grant is consistent with our compensation philosophy and objectives.

Policy on the Recoupment of Incentive-Based Compensation

In September 2007, the Wyeth board of directors, upon the recommendation of the Compensation Committee, adopted a policy on the recoupment of performance-based compensation in restatement situations. The policy provides that if the Wyeth board of directors determines that a senior executive has engaged in fraud or willful misconduct that caused or otherwise contributed to the need for a material restatement of our financial results, the Wyeth board of directors will review all performance-based compensation awarded to or earned by that senior executive on the basis of performance during fiscal periods materially affected by the restatement. If, in the view of the Wyeth board of directors, the performance-based compensation would have been lower if it had been based on the restated results, the Wyeth board of directors will, to the extent permitted by applicable law, seek recoupment from that senior executive of any portion of such performance-based compensation as it deems appropriate after a review of all relevant facts and circumstances. The Wyeth board of directors may delegate one or more of the duties or powers under the policy to one or more committees of the Wyeth board of directors consisting solely of independent directors.

Executive Stock Ownership Guidelines

In order to encourage significant ownership of stock in Wyeth by senior executives and by virtue of that ownership align the personal interests of senior executives with those of our stockholders, we have adopted stock ownership guidelines for senior executives. Authority to administer these guidelines has been delegated to the Chief Executive Officer, who reports periodically to the Compensation Committee with respect to these matters. The guideline for our Chairman and Chief Executive Officer is Wyeth share ownership with a value of at least eight times base salary. Officers who report directly to our Chief Executive Officer have a guideline of Wyeth share ownership value of at least six times base salary, and other executives who are members of the Management, Law/Regulatory Review, Human Resources, Benefits and Compensation, and Operations committees have a guideline of four times base salary. Other executives and key employees also are encouraged to maintain share ownership. Executives may increase their share ownership through a variety of methods, including the receipt and retention of the various forms of equity awards granted by Wyeth (including a portion of the value of vested in-the-money stock options and unvested performance shares), and are expected to achieve target levels within five years. The Compensation Committee reviews the guidelines and the state of our senior executives’ compliance with the guidelines regularly. In connection with its annual assessment undertaken in November 2008, the Compensation Committee determined that as a result of our then current stock price and recent market activity, only some of our named executive officers met their ownership guidelines, including Mr. Poussot who exceeded his guideline by several multiples. Employees are not permitted to enter into short sales or other transactions in derivatives of our common stock.

Report of the Compensation Committee of the Wyeth Board of Directors

The Compensation and Benefits Committee of the Wyeth board of directors has reviewed and discussed the section entitled “— Compensation Discussion and Analysis” with management and, based on such review and discussions, has recommended to the Wyeth board of directors that the “— Compensation Discussion and Analysis” be included in this Form 10-K/A for filing with the SEC.

COMPENSATION AND BENEFITS COMMITTEE

Victor F. Ganzi, Chairman
Robert M. Amen
Michael J. Critelli
John P. Mascotte
Gary L. Rogers

Summary Compensation Table

The following table summarizes the total compensation earned for 2008, 2007 and 2006 by the persons serving in 2008 as our Chairman, President and Chief Executive Officer (Mr. Poussot), our Senior Vice President and Chief Financial Officer (Mr. Norden), our former Chairman of the Wyeth board of directors (Mr. Essner), our former Senior Vice President and President, Wyeth Research (Dr. Ruffolo) and our three next most highly paid executive officers (Mr. Mahady, Mr. Stein and Dr. Dolsten), calculated and presented in accordance with the rules and regulations of the SEC. The table below shows Mr. Norden’s compensation for 2008 and 2007 only, as he first became a named executive officer in 2007, and Mr. Stein’s and Dr. Dolsten’s compensation for 2008 only, as they first became named executive officers in 2008. We refer to these seven persons throughout the compensation tables as our named executive officers.

As discussed more fully under “— Compensation Discussion and Analysis,” compensation for our named executive officers consists of a combination of base salary, annual cash incentive awards (i.e., cash bonuses), long-term equity incentive awards, pension benefits and perquisites. Long-term equity incentive compensation is awarded under our stock incentive plans, generally in the form of annual grants of stock options and performance share unit awards.

					Non-Equity
					Incentive	Change in	All
			Stock	Option	Plan	Pension	Other
Name and		Salary (1)	Awards (2)	Awards (3)	Compensation (4)	Value (5)	Compensation(6)	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)

Bernard Poussot	2008	$1,450,000	$8,041,484	$3,796,200	$2,750,000	$4,662,990	$656,723	$21,357,397
Chairman, President and	2007	$1,050,400	$4,349,760	$2,590,040	$2,000,000	$2,400,863	$263,845	$12,654,908
Chief Executive Officer	2006	$967,035	$5,518,110	$4,060,380	$1,700,000	$2,003,211	$160,112	$14,408,848
Gregory Norden	2008	$770,000	$2,454,967	$600,310	$1,078,000	$2,629,028	$199,370	$7,731,675
Senior Vice President and Chief Financial Officer	2007	$583,033	$1,027,240	$468,970	$750,000	$167,817	$75,148	$3,072,208
Joseph M. Mahady	2008	$925,000	$3,012,655	$2,182,120	$1,341,000	$2,276,187	$34,250	$9,771,212
Senior Vice President and	2007	$787,233	$2,313,180	$2,118,050	$1,100,000	$823,207	$29,117	$7,170,787
President, Wyeth Pharmaceuticals	2006	$695,600	$3,875,270	$1,441,860	$950,000	$1,390,888	$26,368	$8,379,986
Lawrence V. Stein	2008	$724,220	$2,168,619	$892,620	$978,000	$1,541,441	$28,050	$6,332,950
Senior Vice President and General Counsel
Mikael Dolsten, M.D., Ph.D.	2008	$406,250	$1,414,537	$92,899	$750,000	—	$105,771	$2,769,457
Senior Vice President and President, Wyeth Research
Robert Essner	2008	$857,703	$11,717,960	$3,796,200	$1,600,000	$2,566,308	$338,660	$20,876,831
Former Chairman	2007	$1,728,500	$10,169,080	$4,691,600	$3,200,000	$4,083,894	$232,057	$24,105,131
	2006	$1,662,000	$18,201,380	$5,305,400	$3,000,000	$4,531,044	$147,138	$32,846,962
Robert R. Ruffolo, Jr., Ph.D	2008	$459,458	$2,483,198	—	$645,000	$1,023,321	$140,229	$4,751,206
Former Senior	2007	$756,100	$2,509,610	$1,394,800	$1,100,000	$880,411	$23,183	$6,664,104
Vice President and President, Wyeth Research	2006	$727,000	$4,345,220	$1,423,400	$1,100,000	$964,881	$27,310	$8,587,811

(1)	The amount shown in the “Salary” column for Dr. Dolsten reflects payment of base salary at an annual rate of $750,000 from his date of hire, and for Mr. Essner and Dr. Ruffolo reflects payment of base salary at an annual rate of $1,728,500 and $782,500, respectively, through their dates of retirement. Each of our named executive officers deferred a portion of his base salary into the Wyeth Savings Plan, as amended (401(k)). Each of our named executive officers (other than Dr. Dolsten) also deferred a portion of his base salary into the Wyeth Supplemental Employee Savings Plan, as amended (SESP), which is reflected in the “Non-Qualified Deferred Compensation” table below.

In November 2008, the Wyeth board of directors set the 2009 base salaries for our active named executive officers at $1,550,000 for Mr. Poussot, $850,000 for Mr. Norden, $962,000 for Mr. Mahady, $753,000 for Mr. Stein and $790,000 for Dr. Dolsten.

(2)	We recognize the expense associated with performance share unit awards ratably from the date of grant through the completion of the applicable performance period, initially assuming achievement at 100% of target and ultimately reflecting actual achievement.

The amounts shown in the “Stock Awards” column for 2008 represent:

•	the compensation cost in accordance with Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R), disregarding the estimate of forfeitures related to service-based vesting conditions, for performance share unit awards granted in 2008 and in prior years, thereby reflecting the pro rata expenses associated with the 2006, 2007 and 2008 grants of performance share unit awards;

•	the following incremental amounts reflecting the conversion of the 2006 performance share unit awards, which relate primarily to the 2008 performance year, at 136% of target (rather than 100%): $1,404,288 for Mr. Poussot, $351,072 for Mr. Norden, $667,037 for Mr. Mahady, $482,724 for Mr. Stein, $2,984,112 for Mr. Essner and $719,698 for Dr. Ruffolo, as a result of the determination by the Compensation Committee in early 2009 that we achieved 2008 EPS, as adjusted, of $3.68 per share (i.e., exclusive of equity-based compensation and charges related to our productivity initiatives) and a total stockholder return ranking in the middle tier of our specified peer group of eight companies for the period from January 1, 2006 to December 31, 2008. The 2008 EPS target of $3.58 per share for the 2006 awards was established by the Compensation Committee in early 2008; and

•	the compensation cost in accordance with SFAS No. 123R, disregarding the estimate of forfeitures related to service-based vesting conditions, for RSUs as follows: for Mr. Poussot, the pro rata cost of a special award granted to him in 2008 in connection with his promotion to Chief Executive Officer, and for Mr. Norden, the pro rata cost of awards granted to him in 2005, 2006 and 2007 prior to his promotion to Senior Vice President and Chief Financial Officer and a special award granted to him in 2008 related to his promotion to Chief Financial Officer.

See notes 2 and 4 to “— Outstanding Equity Awards at 2008 Year-End” for a description of these awards.

The assumptions used for computing the compensation costs of these awards were the same as those reflected for such years in note 13 to our consolidated financial statements for the year ended December 31, 2008, included in our 2008 Financial Report, which is incorporated by reference into Wyeth’s Annual Report on Form 10-K for the year ended December 31, 2008.

(3)	Represents the compensation cost determined in accordance with SFAS No. 123R, disregarding the estimate of forfeitures related to service-based vesting conditions, for stock option awards based upon the Black-Scholes option-pricing model, which is recognized pro rata over the employee service period. The vesting period for determining compensation cost generally is the shorter of three years or the time period prior to when the individual reaches the age and service required for retirement eligibility. The amounts shown for 2008 represent:

•	for Messrs. Poussot, Stein and Essner, the full expense for stock options granted in 2008 and do not include any expense for prior year awards, as these executives satisfied the age and service requirements for retirement eligibility prior to 2008;

•	for Mr. Norden, who does not become eligible for retirement until October 2012, the pro rata costs of stock options granted in 2005, 2006, 2007 and 2008;

•	for Mr. Mahady, who became eligible for retirement in April 2008, the pro rata costs of stock options granted in 2005, 2006 and 2007 and the full expense for stock options granted in 2008;

•	for Dr. Dolsten, who does not become eligible for retirement until September 2013, the pro rata costs of stock options granted in 2008 upon his date of hire; and

•	for Dr. Ruffolo, no expense because he did not receive a grant of stock options in 2008 and he satisfied the age and service requirements for retirement eligibility prior to 2008.

Prior to the implementation of SFAS No. 123R, we recognized cost over the three-year vesting period without regard to retirement eligibility. As allowed under SFAS No. 123R, we have continued to recognize pre-2006 stock option expense on a pro rata basis over the three-year vesting period; the above amounts shown for 2008 do not include the pro rata cost for pre-2006 stock option grants of approximately $153,879, $80,285, $481,710 and $128,233, for Mr. Poussot, Mr. Stein, Mr. Essner and Dr. Ruffolo, respectively, which were expensed by us in 2008.

The assumptions used for computing the compensation costs of these awards were the same as those reflected for such years in note 13 to our consolidated financial statements for the year ended December 31, 2008, included in our 2008 Financial Report, which is incorporated by reference into Wyeth’s Annual Report on Form 10-K for the year ended December 31, 2008.

(4)	Reflects the annual cash incentive awards (i.e., cash bonuses) earned for 2008, 2007 and 2006 under our stockholder-approved Executive Incentive Plan, as amended, or, in the case of Mr. Norden in 2007 and Dr. Dolsten and Mr. Essner in 2008, under our Performance Incentive Award program, and paid in the first quarter of 2009, 2008 and 2007, respectively. These awards were determined and finalized by our Compensation Committee in the February following the applicable completed performance year and were paid shortly thereafter. The terms of our Executive Incentive Plan, which is designed to preserve the tax deductibility to Wyeth of annual cash incentive award payments, provide that the maximum annual cash incentive award that may be paid to any one participant in any one year is two-tenths of one percent of our consolidated earnings, if any, for the applicable year (adjusted to omit the effects of unusual and infrequent items). As discussed in more detail under “—Compensation Discussion and Analysis,” the Compensation Committee applies negative discretion to determine the actual cash incentive award made to each individual for the given fiscal year. None of the named executive officers elected to defer his 2008, 2007 or 2006 annual cash incentive award.

(5)	Represents the aggregate change in actuarial present value of each named executive officer’s accumulated benefits under our defined benefit pension plans from December 31, 2007 to December 31, 2008, December 31, 2006 to December 31, 2007 and December 31, 2005 to December 31, 2006, respectively, which are the measurement dates used for financial statement reporting purposes for our consolidated financial statements, based on the following assumptions:

•	For valuing lump-sum payments, a discount rate of 4.0% for the December 31, 2008 measurement date, 4.0% for the December 31, 2007 measurement date, 4.0% for the December 31, 2006 measurement date and 4.4% for the December 31, 2005 measurement date.

•	For valuing annuity payments, a discount rate of 6.25% for the December 31, 2008 measurement date, 6.45% for the December 31, 2007 measurement date, 5.90% for the December 31, 2006 measurement date and 5.65% for the December 31, 2005 measurement date.

•	For the December 31, 2008 measurement date, eighty-five percent (85%) of all retirees were expected to elect lump-sum payments, and for the December 31, 2007 and the December 31, 2006 measurement dates, seventy percent (70%) of all retirees were expected to elect lump-sum payments; the remainder were assumed to elect payments in an annuity form.

Amounts shown reflect valuations without taking into account any distributions from the plans for retired executives during the year.

None of our named executive officers were credited with any above-market or preferential earnings on deferred compensation in 2008, 2007 or 2006 under any of our plans.

(6)	For 2008, reflects amounts for personal use of company aircraft, aircraft commuting, personal use of automobiles, company-provided housing/relocation, reimbursement of taxes, Wyeth’s matching contributions to the Wyeth Savings Plan (401(k)) and the Supplemental Employee Savings Plan (SESP), and other benefits, as follows:

	Personal			Company-
	Use of			Provided
	Company	Aircraft	Personal Use of	Housing/	Reimbursement	401(k)	SESP		Total
	Aircraft	Commuting	Automobiles	Relocation	of Taxes	Match	Match	Other	All Other
Name	(a)	(a)	(b)	(c)	(d)	(e)	(e)	(f)	Compensation

Mr. Poussot	$189,986	$18,235	$10,504	$132,000	$147,876	$6,900	$37,913	$113,309	$656,723
Mr. Norden	—	$5,757	$11,369	$72,504	$77,076	$6,900	$17,075	$8,689	$199,370
Mr. Mahady	—	—	—	—	—	$6,900	$21,850	$5,500	$34,250
Mr. Stein	—	—	—	—	—	$6,900	$15,650	$5,500	$28,050
Dr. Dolsten	—	$8,742	$33,706	$14,904	$44,332	$4,087	—	—	$105,771
Mr. Essner	$202,076	—	$26,436	—	$17,586	$6,900	$21,188	$64,474	$338,660
Dr. Ruffolo	—	—	—	—	—	$6,900	$7,829	$125,500	$140,229

a.	The Wyeth board of directors made it a requirement, for security reasons, that Mr. Poussot and, prior to his retirement, Mr. Essner, use the corporate aircraft for business and personal travel where feasible. The Wyeth board of directors believes that this requirement also enables more efficient use of these executives’ travel time and helps to preserve confidentiality. Mr. Essner is entitled to limited post-employment usage of our corporate aircraft pursuant to his employment agreement. See “—Potential Payments upon Termination or Change in Control” for a description of Mr. Essner’s employment agreement. Other executive officers may, on rare occasions, use the corporate aircraft for personal trips with the permission of the Chief Executive Officer.

As a result of their respective promotions to President and Chief Executive Officer (January 2008) and Senior Vice President and Chief Financial Officer (June 2007), Messrs. Poussot and Norden, respectively, changed their principal offices from Collegeville, Pennsylvania to Madison, New Jersey but continue to work frequently in both locations. Beginning with their respective promotions, Messrs. Poussot and Norden use the corporate helicopter for periodic commuting, as does Dr. Dolsten in connection with his relocation to Collegeville, Pennsylvania.

We have valued the aggregate incremental cost of each of Mr. Poussot’s and Mr. Essner’s personal use of our corporate aircraft using a method that takes into account the cost of fuel, trip-related maintenance, crew travel expenses, on-board supplies and catering, landing fees, trip-related expenses, any customs, foreign permit and similar fees, and other variable costs, net of any reimbursements made to Wyeth by the officer for his use of the aircraft in the case of Mr. Essner. The aggregate incremental cost also includes all such costs related to positioning flights. We valued the aggregate incremental cost of aircraft commuting by allocating the estimated total annual variable costs associated with use of the helicopter for all helicopter trips on a per passenger basis (i.e., by calculating the hourly per passenger variable cost for all helicopter trips in 2008 and allocating it to the commuting and/or personal trips made by the officer). Because our aircraft are used primarily for business travel, in calculating incremental cost, we do not include the fixed costs that do not change based on personal usage. Aggregate incremental cost is not the same as the valuation used for calculating taxable income to the executives, which is calculated pursuant to U.S. Treasury regulations. We have not included amounts related to the loss of a tax deduction to Wyeth on account of personal use of corporate aircraft in valuing this benefit.

b.	Costs related to automobile usage for commuting and/or personal purposes by Mr. Poussot, Mr. Norden, Dr. Dolsten and Mr. Essner, including post-employment use by Mr. Essner pursuant to his employment agreement, are shown at estimated aggregate incremental cost to Wyeth based upon the number of miles traveled and the estimated incremental cost per mile, including an estimate of allocable driver overtime costs or, in the case of Dr. Dolsten, the cost of third-party-provided transportation. Costs related to the company-owned automobile provided to Mr. Essner prior to his retirement are shown at full cost to Wyeth although the vehicle was used for business as well as personal transportation.

c.	For Messrs. Poussot and Norden, amounts shown represent a monthly housing allowance and payments for company-provided housing, respectively, in lieu of relocation. Beginning with their respective promotions, we provide Mr. Poussot with a monthly housing allowance to be used for housing in proximity to Madison, New Jersey and Mr. Norden with a leased apartment and related expenses in proximity to Madison, New Jersey. For Dr. Dolsten, amount shown represents company-paid living expenses related to his relocation to Collegeville, Pennsylvania in connection with his employment.

d.	Amounts shown represent reimbursement by us of taxes incurred by the executive as a result of imputed income as follows: for Mr. Poussot, from helicopter and automobile usage for commuting/personal use, the monthly housing allowance and specified air travel; for Mr. Norden, from helicopter and automobile usage for commuting and company-provided housing; for Dr. Dolsten, from the travel/commuting costs and living expenses related to his relocation to Collegeville, Pennsylvania in accordance with our relocation policy; and for Mr. Essner, from his personal use of corporate aircraft prior to his retirement. See “— Compensation Discussion and Analysis — Determination and Analysis of 2008 Compensation for Named Executive Officers — Perquisites.”

e.	We provide matching contributions of 50% on the first 6% of covered pay that the named executive officer contributes to the Wyeth Savings Plan (401(k)) and the Supplemental Employee Savings Plan.

f.	This column reports other benefits provided to named executive officers. These other benefits include: (1) financial planning, (2) home security for Mr. Poussot ($101,302), including installation costs in connection with his promotion to Chief Executive Officer, and Mr. Essner ($14,602), (3) non-business activities for director spouses in connection with our off-site board meeting (see “—Director Compensation”) and/or (4) an annual physical examination. In the case of Mr. Essner, this column also includes an estimate of the post-employment benefits that he received in 2008 under his employment agreement ($43,000), with the exception of home security, the use of a company-owned automobile and driver and the company aircraft, which are included in the other applicable columns. In the case of Dr. Ruffolo, these benefits include payments in connection with his post-retirement consulting agreement ($125,000). Please see “— Potential Payments Upon Termination or Change in Control” for a description of the post-employment benefits provided to Mr. Essner and Dr. Ruffolo under their employment and consulting agreements.

For additional detail regarding the amounts shown for 2006 and 2007, please refer to our proxy statements for our 2007 and 2008 Annual Meetings of Stockholders.

2008 Grants of Plan-Based Awards

The following table provides a summary of grants of plan-based awards made to our named executive officers in 2008.

The columns entitled “Estimated Potential Payouts under Non-Equity Incentive Plan Awards” represent annual cash incentive awards that are generally payable to named executive officers under our stockholder-approved Executive Incentive Plan. There are no future payouts associated with these awards as payouts have already occurred and are shown in the “— Summary Compensation Table.” See “— Compensation Discussion and Analysis” and note 1 below for additional details.

The columns entitled “Estimated Future Payouts under Equity Incentive Plan Awards” represent performance share unit awards for the 2010 performance year granted on April 24, 2008 under our 2005 Amended and Restated Stock Incentive Plan to Mr. Poussot, Mr. Norden, Mr. Mahady, Mr. Stein and Mr. Essner and, on his June 16, 2008 employment date, to Dr. Dolsten. These awards are composed of units that may be converted to between 0% and 200% of a pre-set target number of shares of our common stock (one share per unit). Pursuant to these awards, in early 2010, the Compensation Committee would set an EPS target for 2010, and in early 2011, the Compensation Committee would compare the actual EPS performance for 2010 against the target EPS to determine what percentage of the target award may be earned. The awards generally are structured to allow the Compensation Committee negative discretion to reduce the amount of the award that may be earned based on EPS performance to reflect, among other factors it may consider, our total stockholder return ranking (top 2, middle 4, bottom 2) compared with that of our peer group listed in the second paragraph under “— Compensation Discussion and Analysis — Peer Group Analysis” over the period from January 1, 2008 through December 31, 2010. The Compensation Committee set the target number of shares to assume our achievement of 100% of the 2010 EPS target and a “top 2” TSR ranking for the three-year period, with the Compensation Committee retaining the ability to reduce the number of shares earned to reflect actual TSR ranking, among other factors. If actual EPS achievement would result in 0% of the target award being earned, an executive may still receive up to 25% of the target award (assuming we have consolidated earnings in 2010) at the discretion of the Compensation Committee based on, among other factors, favorable TSR performance. This award design is intended to preserve our ability to deduct this compensation under Section 162(m) of the Internal Revenue Code. The executives would forfeit these performance share unit awards upon termination of employment prior to conversion for any reason other than death, disability or retirement (in which case the units would be converted if, when and to the extent the performance criteria are satisfied). These units generally would vest upon a change in control, such as our contemplated merger with Pfizer (in which case the units would be converted at 80% of target). In order to enhance the long-term retention aspect of these awards, any shares received upon conversion of the 2008 performance share unit awards are subject to a one-year holding period, during which time these shares would be subject to forfeiture upon termination, other than on account of death, disability, retirement, change in control or as determined in the discretion of the Compensation Committee.

These columns also include 51,250 performance share units granted on June 16, 2008 to Dr. Dolsten in connection with his employment under our 2005 Amended and Restated Stock Incentive Plan that will convert to shares of our common stock based on the 2009 performance year. The performance share unit awards for the 2009 performance year are described in note 2 to the table entitled “— Outstanding Equity Awards at 2008 Year-End” and in our proxy statement for our 2008 Annual Meeting of Stockholders.

In connection with his promotion to Chief Executive Officer, Mr. Poussot received a special grant of 120,000 RSUs on January 2, 2008. Mr. Norden also received a special grant of 19,250 RSUs on April 24, 2008 related to his promotion to Chief Financial Officer. These grants were made under our 2005 Amended and Restated Stock Incentive Plan. Assuming continued employment, the units granted to Mr. Poussot will vest and convert to shares of our common stock in one-third increments on the third, fourth and fifth anniversaries of the date of grant, and the units granted to Mr. Norden will vest in one-third increments on the first, second and third anniversaries of the date of grant. RSUs are subject to earlier vesting in the event of death, disability, retirement or a change in control, such as our contemplated merger with Pfizer, although Mr. Poussot’s RSUs do not vest upon retirement and accordingly would be subject to forfeiture to the extent not vested on his retirement date. These awards are shown under the column “All Other Stock Awards.”

The column entitled “All Other Option Awards” reflects our grant of stock options to our named executive officers under our 2005 Amended and Restated Stock Incentive Plan on April 24, 2008 and, in the case of Dr. Dolsten, on June 16, 2008. Options expire 10 years from the date of grant and become exercisable in one-third increments on the first, second and third anniversaries of the date of grant, provided that the named executive officer has at least two years of service. Options would become fully vested earlier in the case of retirement, death or disability or in the event of a change in control.

										All
										Other	All Other
										Stock	Option
										Awards:	Awards:	Exercise	Grant Date
				Estimated Potential Payouts			Estimated Future Payouts			Number of	Number of	or Base	Fair Value
				Under Non-Equity Incentive Plan			Under Equity Incentive Plan			Shares	Securities	Price of	of Stock and
				Awards(1)			Awards			of Stock	Underlying	Options	Options
	Grant		Action	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Award	Awards(2)
Name	Date		Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	($)

Bernard Poussot	—		—	$0	$2,000,000	$9,533,500
	1/2/2008		1/2/2008							120,000			$4,573,200
	4/24/2008		4/24/2008				0	192,000	384,000				7,956,480
	4/24/2008		4/24/2008								370,000	$44.56	3,796,200

													$16,325,880
Gregory Norden	—		—	$0	$750,000	$9,533,500
	4/24/2008		4/24/2008							19,250			$790,598
	4/24/2008		4/24/2008				0	56,250	112,500				2,331,000
	4/24/2008		4/24/2008								99,000	$44.56	1,015,740

													$4,137,338
Joseph M. Mahady	—		—	$0	$1,100,000	$9,533,500
	4/24/2008		4/24/2008				0	62,500	125,000				$2,590,000
	4/24/2008		4/24/2008								138,000	$44.56	1,415,880

													$4,005,880
Lawrence V. Stein	—		—	$0	$890,000	$9,533,500
	4/24/2008		4/24/2008				0	41,000	82,000				$1,699,040
	4/24/2008		4/24/2008								87,000	$44.56	892,620

													$2,591,660
Mikael Dolsten, M.D., Ph.D.	—		—		(1)
	6/16/2008	*	4/24/2008				0	51,250	102,500				$2,733,675
	6/16/2008	**	4/24/2008				0	51,250	102,500				2,123,800
	6/16/2008		4/24/2008								52,000	$43.08	513,760

													$5,371,235
Robert Essner	—		—	$0	$1,600,000	$9,533,500
	4/24/2008		4/24/2008				0	153,600	307,200				$7,148,544
	4/24/2008		4/24/2008								370,000	$44.56	3,796,200

													$10,944,744
Robert R. Ruffolo, Jr., Ph.D.	—		—	$0	$641,700	$9,533,500

*	Represents grant for the 2009 performance year.

**	Represents grant for the 2010 performance year.

(1)	Annual cash incentive awards generally are paid to named executive officers under our stockholder-approved Executive Incentive Plan, which, in order to preserve tax deductibility to Wyeth of this compensation, is designed as a so-called “negative discretion” plan. There is no target or maximum under the Executive Incentive Plan, other than a putative maximum amount that may be paid to any one participant in any one year of two-tenths of one percent of consolidated earnings (adjusted to omit the effects of unusual and infrequent items). Pursuant to SEC rules, the “maximum” amounts shown in the table above reflect this putative maximum. The plan permits the Compensation Committee to award any amount that does not exceed the putative maximum. For purposes of presentation, the amounts shown as “target” represent the annual cash incentive awards actually paid to each named executive officer for 2007 (pro-rated for actual months worked in 2008 in the case of Mr. Essner and Dr. Ruffolo). Actual annual cash incentive awards paid for 2008 are reported in the “Non-Equity Incentive Plan Compensation” column of the “— Summary Compensation Table,” and there are no future payouts associated with these awards, which are shown here in accordance with SEC rules. While Dr. Dolsten’s annual cash incentive award was determined in the same manner as awards under the Executive Incentive Plan, Dr. Dolsten was not designated as a participant in the Executive Incentive Plan in 2008 because he became a named executive officer after the date of designation for 2008. In addition, pursuant to the offer letter in connection with his employment, Dr. Dolsten was entitled to receive a minimum bonus of $750,000 for 2008. For each of Mr. Essner and Dr. Dolsten, the actual annual cash incentive award for 2008 was ultimately paid under our Performance Incentive Award program. See “— Compensation Discussion and Analysis” for a discussion of the determination of actual awards for 2008 under the Executive Incentive Plan and the Performance Incentive Award program.

(2)	Represents the grant date fair value of performance share unit awards (based on 100% of target achievement), RSUs and stock options granted in 2008 computed in accordance with SFAS No. 123R, disregarding the estimate of forfeitures relating to service-based vesting conditions, using the same valuation model and assumptions as applied for purposes of our consolidated financial statements for the year ended December 31, 2008, included in our 2008 Financial Report, which is incorporated by reference into Wyeth’s Annual Report on Form 10-K for the year ended December 31, 2008. These values were developed solely for the purpose of comparative disclosure in accordance with SEC rules and are not intended to predict future performance, future prices of our common stock or our future dividend distributions. The ultimate values of these equity awards will depend on our future performance and the future market price of our common stock and cannot be forecasted with reasonable accuracy. The actual value, if any, a holder will realize upon exercise of an option will depend on the excess of the market value of our common stock over the exercise price on the date the option is exercised. The actual value, if any, a holder will realize upon sale of shares received upon conversion of RSUs and performance share unit awards will depend on the number of shares into which such award ultimately converts (in the case of performance share unit awards) and the market value of our common stock on the date of the sale.

The value of performance share unit awards granted on April 24, 2008 for the 2010 performance year, based on 100% of target achievement, was calculated to be $41.44 per unit or, in the case of Mr. Essner, who received the form of award granted to other key employees in light of his announced retirement rather than the form of award for continuing named executive officers, $46.54 per unit. The values of Dr. Dolsten’s performance share unit awards granted on June 16, 2008 for the 2009 performance year and the 2010 performance year, based on 100% of target achievement, were calculated to be $53.34 and $41.44, respectively, per unit. The value of Mr. Poussot’s RSUs granted on January 2, 2008 was calculated to be $38.11 per unit; and the value of Mr. Norden’s RSUs granted on April 24, 2008 was calculated to be $41.07 per unit. For a discussion of the assumptions used in determining grant date fair value of our performance share unit awards and RSUs granted in 2008, please see note 13 to our consolidated financial statements for the year ended December 31, 2008, included in our 2008 Financial Report, which is incorporated by reference into Wyeth’s Annual Report on Form 10-K for the year ended December 31, 2008.

For stock option awards granted on April 24, 2008 and June 16, 2008, the values (equaling $10.26 and $9.88 per option, respectively) were developed using the Black-Scholes option pricing model in accordance with SFAS No. 123R based on the assumptions set forth in note 13 to our consolidated financial statements for the year ended December 31, 2008, included in our 2008 Financial Report, which is incorporated by reference into Wyeth’s Annual Report on Form 10-K for the year ended December 31, 2008.

Outstanding Equity Awards at 2008 Year-End

The following table provides a summary of equity awards outstanding at December 31, 2008 for each of our named executive officers. The table does not include our performance share unit awards that were earned and vested in early 2009, as these awards are presented in the table under “— Option Exercises and Stock Vested in 2008” because they were earned and vested based on 2008 performance.

Amounts shown in the table below for stock awards outstanding at year-end represent granted but unvested performance share unit awards shown at 100% of target and, in the case of Messrs. Poussot and Norden, unvested RSUs. Performance share unit awards will convert at between 0% and 200% of target based on future performance as more fully described in note 2 below and under “— Compensation Discussion and Analysis.”

	Option Awards				Stock Awards
							Equity Incentive		Equity Incentive
	Number	Number of			Number of		Plan Awards:		Plan Awards: Market
	of Securities	Securities			Shares or		Number of		or Payout Value of
	Underlying	Underlying			Units of	Market Value of	Unearned Shares,		Unearned Shares,
	Unexercised	Unexercised	Option		Stock That	Shares or Units of	Units or		Units or Other
	Options	Options	Exercise	Option	Have Not	Stock That	Other Rights		Rights That Have
	(#)	(#)	Price	Expiration	Vested	Have Not Vested	That Have Not Vested (2)		Not Vested (3)
Name	Exercisable	Unexercisable	($)	Date(1)	(#)	($)	(#)		($)

Bernard Poussot	97,800		$62.3125	5/20/2009	120,000 (4)	$4,501,200 (4)	(2007)	112,500	$4,219,875
	118,800		$56.5938	4/27/2010			(2008)	192,000	7,201,920

	126,000		$56.5250	4/26/2011				304,500	$11,421,795
	157,500		$60.7050	4/25/2012
	51,334		$40.2200	4/22/2014
	138,000		$43.5700	4/21/2015
	120,000	60,000	$48.2200	4/27/2016
	66,666	133,334	$56.0000	4/26/2017
		370,000	$44.5600	4/24/2018

	Total: 876,100	563,334

Gregory Norden	30,000		$62.3125	5/20/2009	28,750 (4)	$1,078,413 (4)	(2007)	25,000	$937,750
	34,000		$56.5938	4/27/2010			(2008)	56,250	2,109,938

	45,000		$56.5250	4/26/2011				81,250	$3,047,688
	50,000		$60.7050	4/25/2012
	8,334		$41.0500	4/24/2013
	30,000		$40.2200	4/22/2014
	37,500		$43.5700	4/21/2015
	26,666	13,334	$48.2200	4/27/2016
	12,003	24,007	$56.0000	4/26/2017
		99,000	$44.5600	4/24/2018

	Total: 273,503	136,341

Joseph M. Mahady	66,600		$62.3125	5/20/2009			(2007)	49,940	$1,873,249
	76,500		$56.5938	4/27/2010			(2008)	62,500	2,344,375

	76,500		$56.5250	4/26/2011				112,440	$4,217,624
	90,000		$60.7050	4/25/2012
	38,000		$40.2200	4/22/2014
	103,000		$43.5700	4/21/2015
	68,666	34,334	$48.2200	4/27/2016
	36,000	72,000	$56.0000	4/26/2017
		138,000	$44.5600	4/24/2018

	Total: 555,266	244,334

Lawrence V. Stein	45,000		$62.3125	5/20/2009	—	—	(2007)	37,815	$1,418,441
	51,000		$56.5938	4/27/2010			(2008)	41,000	1,537,910

	55,000		$56.5250	4/26/2011				78,815	$2,956,351
	56,000		$60.7050	4/25/2012
	20,000		$34.6750	10/28/2012
	40,000		$41.0500	4/24/2013
	80,000		$40.2200	4/22/2014
	72,000		$43.5700	4/21/2015
	48,000	24,000	$48.2200	4/27/2016
	26,400	52,800	$56.0000	4/26/2017
		87,000	$44.5600	4/24/2018

	Total: 493,400	163,800

	Option Awards				Stock Awards
							Equity Incentive		Equity Incentive
	Number	Number of			Number of		Plan Awards:		Plan Awards: Market
	of Securities	Securities			Shares or		Number of		or Payout Value of
	Underlying	Underlying			Units of	Market Value of	Unearned Shares,		Unearned Shares,
	Unexercised	Unexerci sed	Option		Stock That	Shares or Units of	Units or		Units or Other
	Options	Options	Exercise	Option	Have Not	Stock That	Other Rights		Rights That Have
	(#)	(#)	Price	Expiration	Vested	Have Not Vested	That Have Not Vested (2)		Not Vested (3)
Name	Exercisable	Unexercisable	($)	Date(1)	(#)	($)	(#)		($)

Mikael Dolsten, M.D., Ph.D.	—	52,000	$43.0800	6/16/2018	—	—	(2007)	51,250	$1,922,388
							(2008)	51,250	1,922,388

								102,500	$3,844,776

Robert Essner	177,800	—	$62.3125	5/20/2009	—	—	(2007)	192,000	$7,201,920
	207,000		$56.5938	4/27/2010			(2008)	153,600	5,761,536

	360,000		$56.5250	4/26/2011				345,600	$12,963,456
	630,000		$62.4000	6/21/2011
	540,000		$60.7050	4/25/2012
	600,000		$41.0500	4/24/2013
	480,000		$40.2200	4/22/2014
	432,000		$43.5700	4/21/2015
	410,000		$48.2200	4/27/2016
	370,000		$56.0000	4/26/2017
	370,000		$44.5600	4/24/2018

	Total: 4,576,800

Robert R. Ruffolo, Jr., Ph.D.	80,000	—	$53.8500	1/23/2011	—	—	(2007)	51,250	$1,922,388
	70,000		$56.5250	4/26/2011
	70,000		$60.7050	4/25/2012
	115,000		$43.5700	4/21/2015
	110,000		$48.2200	4/27/2016
	110,000		$56.0000	4/26/2017

	Total: 555,000

(1)	Options expire 10 years from the date of grant and, subject to ongoing service, vest in one-third increments on the first, second and third anniversaries of the date of grant, provided the executive has completed two or more years of service. Options would become fully vested earlier in the case of retirement, death, disability or a change in control, such as our contemplated merger with Pfizer. See “— 2008 Grants of Plan-Based Awards” for more information on stock options.

(2)	Represents the 2007 and 2008 performance share unit awards, shown at 100% of target, which generally were granted in 2007 and 2008 and which can be earned based on 2009 and 2010 EPS performance among other factors, respectively, and remained outstanding at December 31, 2008. These awards generally were granted in connection with the annual grants under our long-term incentive compensation program, except that a portion of Mr. Norden’s 2007 performance share unit award was granted to him in June 2007 in connection with his promotion to Senior Vice President and Chief Financial Officer, and Dr. Dolsten’s 2007 and 2008 performance share unit awards were granted to him upon his employment in June 2008. The 2007 performance share unit awards may be earned in early 2010 based on 2009 EPS performance. The 2008 performance share unit awards may be earned in early 2011 based on 2010 EPS performance. The Compensation Committee may then apply negative discretion to reduce the amount of the award that may be earned based on EPS by applying other factors as deemed appropriate by the Compensation Committee, including total stockholder return ranking for the years 2007-2009 for the 2007 award and for the years 2008-2010 for the 2008 award, as more fully described under “— 2008 Grants of Plan-Based Awards” and in the section entitled “— Compensation Discussion and Analysis.” The executives would forfeit these performance share unit awards upon termination of employment prior to conversion for any reason other than death, disability or retirement (in which case the units would be converted if, when and to the extent the performance criteria are satisfied). These units also would vest upon a change in control, such as our contemplated merger with Pfizer (in which case the units generally would convert at 80% of target). The table does not include performance share unit awards granted in 2006, which were earned and vested in February 2009 based on 2008 performance. As these awards vested based on performance completed in 2008, we have included these awards in the table entitled “— Option Exercises and Stock Vested in 2008.”

(3)	Aggregate market or payout value of all performance share unit awards not yet earned was computed by multiplying $37.51, the closing market price of our common stock on the NYSE on December 31, 2008, by the number of shares issuable upon conversion of performance share unit awards at 100% of target.

(4)	For Mr. Poussot, represents a special award of 120,000 RSUs granted on January 2, 2008 upon his promotion to Chief Executive Officer, which vest and convert into shares of our common stock in one-third increments on the third, fourth and fifth anniversaries of the date of grant. For Mr. Norden, includes RSUs granted prior to his promotion to Senior Vice President and Chief Financial Officer as follows: 5,000 units on April 27, 2006 and 4,500 units on April 26, 2007. These awards vest and convert into shares of common stock on the third anniversary of the date of grant. For Mr. Norden, also includes a special award of 19,250 units granted on April 24, 2008, which vest and convert into shares of our common stock in one-third increments on the first, second and third anniversaries of the date of grant. All RSUs would vest earlier in the event of a change in control, such as our contemplated merger with Pfizer. Unless otherwise determined by the Compensation Committee, RSUs would be forfeited upon termination of employment prior to vesting (conversion) for any reason other than death, disability or retirement (in which case the units would immediately vest). However, Mr. Poussot’s units do not vest upon retirement and accordingly would be subject to forfeiture to the extent not vested on his retirement date. Recipients of RSUs are not entitled to vote or receive dividends with respect to those units unless and until the units vest and convert to shares of common stock. The market value of these RSUs was computed based on a per unit value of $37.51, the closing market price of our common stock on the NYSE on December 31, 2008.

Option Exercises and Stock Vested in 2008

The following table presents all stock awards that were earned based on performance completed in 2008. As discussed in detail in the section entitled “— Compensation Discussion and Analysis” the number of shares acquired on vesting of stock awards represents performance share unit awards granted in 2006 that were convertible at between 0% and 200% of a pre-set target number of shares (one share per unit) of common stock based on performance completed during 2008 and converted at 136% of target in early 2009. For Mr. Norden, the number of shares acquired on vesting of stock awards also includes shares of common stock acquired in 2008 upon vesting of RSUs granted in 2005. None of our named executive officers exercised any stock options in 2008.

	Option Awards		Stock Awards
	Number		Number
	of Shares Acquired	Value Realized on	of Shares Acquired	Value Realized
	on Exercise	Exercise	on Vesting(1)(2)	on Vesting(2)(3)
Name	(#)	($)	(#)	($)

Bernard Poussot	—	—	108,800	$4,476,032
Gregory Norden	—	—	31,890	$1,329,730
Joseph M. Mahady	—	—	51,680	$2,126,115
Lawrence V. Stein	—	—	37,400	$1,538,636
Mikael Dolsten, M.D., Ph.D.	—	—	—	—
Robert Essner	—	—	231,200	$9,511,568
Robert R. Ruffolo, Jr., Ph.D.	—	—	55,760	$2,293,966

(1)	Represents, or in the case of Mr. Norden includes, shares received upon conversion of performance share unit awards based on performance completed in 2008. As described under “— Compensation Discussion and Analysis,” in early 2009, the Compensation Committee determined that Wyeth achieved EPS, as adjusted, of $3.68 per share (exclusive of equity-based compensation and charges related to our productivity initiatives) and a total stockholder return ranking against our peers in the middle tier, such that these units were converted at 136% of the applicable target awards granted in 2006. For Mr. Norden, this column also includes 4,690 RSUs awarded in April 2005, prior to his promotion to Senior Vice President and Chief Financial Officer that converted to shares of common stock on the April 21, 2008 vesting date.

(2)	Does not include shares received at 116.8% of the applicable target award upon conversion of performance share unit awards granted in 2005 based upon the 2007 performance year, which the Compensation Committee approved on February 28, 2008, based on its determination that Wyeth exceeded the EPS target set by the Compensation Committee for the 2007 performance year. These shares are not included because they were earned based on performance completed prior to January 1, 2008 and were reported in the applicable tables in the proxy statement for our 2008 Annual Meeting of Stockholders.

(3)	Value realized upon vesting of these awards is based on the closing price of our common stock on the trading day immediately preceding the date of conversion. For the conversion of the 2006 performance share unit awards that was approved by the Compensation Committee on February 26, 2009 and converted into common stock upon filing of Wyeth’s Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the SEC on February 27, 2009, the closing price of Wyeth’s common stock on February 26, 2009 (the immediately preceding trading day) was $41.14. For conversion of the RSUs that were awarded to Mr. Norden in April 2005 and vested on April 21, 2008, the closing price of our common stock on the trading day immediately preceding the date of conversion was $44.93.

Pension Benefits

Our Plans

We maintain three defined benefit pension plans in which our named executive officers may be eligible to participate. The Wyeth Retirement Plan — U.S. is our broad-based tax-qualified defined benefit pension plan. The other two plans, the Supplemental Executive Retirement Plan and the Executive Retirement Plan, are nonqualified supplemental retirement plans.

Wyeth Retirement Plan — U.S.

Under the Wyeth Retirement Plan — U.S., the benefit accrued and payable following retirement is determined according to the following formula:

•	Two percent multiplied by “final average annual pension earnings” multiplied by the number of years of credited service (up to 30 years), minus

•	A Social Security offset that is equal to 1/60th of the annual Primary Social Security Benefit multiplied by the number of years of credited service (up to 30 years).

In applying this formula, the amount of “final average annual pension earnings” is the average of the five highest annual pension earnings during the 10-year period immediately preceding the retirement date. Compensation used for determining pension earnings includes: (1) base salary, (2) any annual cash incentive awards (i.e., cash bonuses) paid and (3) sales commissions, sales bonuses or overtime pay received in the prior calendar year. Equity awards are not included in pension earnings.

Because this plan is a qualified plan, benefits are capped on account of Internal Revenue Code limitations as described below.

Employees become participants in the Wyeth Retirement Plan — U.S. upon the attainment of age 21 and the completion of one year of service and become vested in their benefits after five years of service. Benefits become payable at age 65. Additionally, a participant can retire early and receive a benefit if he or she is at least 55 years old with five or more years of service.

If the participant retires at or after age 55 with 10 or more years of service, he or she will receive upon early commencement of his or her benefit, a subsidized benefit, which provides that the benefit is reduced by three percent for each year that payment starts before age 65 rather than a larger annual reduction which applies absent the subsidy. For participants with at least five years of service but less than 10 years of service at retirement between ages 55 and 65, the subsidy is not provided. Benefits at retirement can be paid out in various forms of annuities as well as in a single lump sum.

Supplemental Executive Retirement Plan

The Supplemental Executive Retirement Plan is an excess benefit plan designed to provide that portion of an executive’s pension benefit that cannot be paid under the Wyeth Retirement Plan — U.S. on account of limitations imposed upon the Wyeth Retirement Plan — U.S. by the Internal Revenue Code. The law limits: (1) the amount of annual earnings that may be used to determine benefits (the compensation limitation for 2008 was $230,000) and (2) the maximum benefit payable under a qualified plan at age 65. Additionally, deferred compensation cannot be included when determining benefits under the Wyeth Retirement Plan — U.S.

The Supplemental Executive Retirement Plan’s material terms, including the formula for determining the accrued benefit, are the same as under the Wyeth Retirement Plan — U.S. described above, except that the above-referenced Internal Revenue Code limitations are not applicable to the Supplemental Executive Retirement Plan. An executive’s benefit under the Supplemental Executive Retirement Plan is offset by the benefit payable under the Wyeth Retirement Plan — U.S.

Executive Retirement Plan

We also maintain the Executive Retirement Plan, which provides to certain highly compensated executives, including each of our named executive officers other than Dr. Dolsten, an additional retirement benefit that is based upon the average of the three highest annual pension earnings during the 10-year period immediately preceding the retirement date.

Under the Executive Retirement Plan, the benefit accrued and payable following retirement is determined according to the following formula:

•	Two percent multiplied by “final average annual pension earnings” multiplied by the number of years of credited service with three additional years of service added (maximum total credited service cannot exceed 30 years), minus

•	A Social Security offset equal to 1/60th of the annual Primary Social Security Benefit multiplied by the number of years of credited service with three additional years added (maximum total credited service cannot exceed 30 years), minus

•	Any benefits paid under the Wyeth Retirement Plan — U.S., the Supplemental Executive Retirement Plan and any Wyeth foreign pension plan.

The Executive Retirement Plan recognizes service with any subsidiary or affiliate, including overseas operations. The Executive Retirement Plan provides each executive with three additional years of service that is reduced for each year (or part thereof) that a participant works beyond age 62. As with the Wyeth Retirement Plan — U.S. and the Supplemental Executive Retirement Plan, the same payout options, including a lump sum, are available.

In applying this formula, the amount of “final average annual pension earnings” is the average of the three (rather than five, as is the case of the Wyeth Retirement Plan — U.S. and the Supplemental Executive Retirement Plan) highest annual pension earnings during the 10-year period immediately preceding the early or normal retirement date. The same elements of compensation considered for the Wyeth Retirement Plan — U.S. and the Supplemental Executive Retirement Plan are used for the Executive Retirement Plan.

An executive is eligible for participation in the Executive Retirement Plan upon the attainment of age 55 and after meeting one of the following requirements:

•	the executive has an annual base salary of $430,000 or greater (in 2008) and $440,000 or greater (beginning in 2009), which threshold may be adjusted upward annually;

•	the executive is a member of the Wyeth Management Committee (the Wyeth board of directors approves Wyeth Management Committee members); or

•	the executive is selected by the Chief Executive Officer for inclusion in the Executive Retirement Plan and approved by the Wyeth board of directors.

Certain executives, although not age 55 at December 31, 2008, are participants in the Executive Retirement Plan because they satisfied earlier eligibility requirements and were grandfathered when the requirements were changed. In addition, Mr. Norden, although not age 55 at December 31, 2008, is eligible to participate in the Executive Retirement Plan pursuant to an amendment to the plan providing that, subject to meeting the other eligibility criteria for participation in the plan, the person serving as our chief financial officer is eligible to participate in the Executive Retirement Plan regardless of whether he or she has reached the age of 55.

Eligibility for early retirement is the same as for the Wyeth Retirement Plan — U.S. and the Supplemental Executive Retirement Plan; however, normal retirement under the Executive Retirement Plan is age 60 rather than age 65. For a participant in the Executive Retirement Plan retiring after age 55 with 10 or more years of service, the reduction for early commencement is 3% for each year that payments commence early, but the reduction is from age 60 rather than age 65. Benefits may first commence at or after age 55.

Valuation Method and Material Assumptions for All Plans

The assumptions used for calculating the present value of the accumulated benefits payable at age 60 (the normal retirement age under the Executive Retirement Plan in which all of the named executive officers participate) are those used for financial statement reporting purposes. For these purposes, it was assumed that 85% of participants elect the lump-sum option, with the remaining 15% electing a life annuity. Therefore, to calculate the present value of the accumulated benefits, we assumed a weighting of 85% at an interest rate of 4.0% and the unloaded 1994 Group Annuity Mortality table projected to 2002 and blended 50% male and 50% female as referenced in Revenue Ruling 2001-62 under the Internal Revenue Code (“GATT mortality”) (assumptions used for valuing lump-sum cash payments under the plans for financial statement reporting purposes) and 15% at an interest rate of 6.25% and the 1994 Group Annuity Mortality table (assumptions used for valuing annuities for financial statement reporting purposes). These amounts then are discounted back to the participant’s actual age using 6.25% per year.

The table below provides the present value of accumulated benefits for each of our named executive officers, including the number of years of credited service recognized under each of our plans.

		Number of	Present
		Years of	Value of	Payments
		Credited	Accumulated	During Last
		Service(1)	Benefits	Fiscal Year
Name	Plan Name	(#)	($)	($)

Bernard Poussot	Wyeth Retirement Plan — U.S.	17.9	$700,893	—
	Supplemental Executive Retirement Plan	17.9	7,864,375	—
	Executive Retirement Plan	25.3	7,823,305	—

	Total		$16,388,573	—

Gregory Norden	Wyeth Retirement Plan — U.S.	19.5	$539,973	—
	Supplemental Executive Retirement Plan	19.5	2,087,186	—
	Executive Retirement Plan	22.5	1,378,286	—

	Total		$4,005,445	—

Joseph M. Mahady	Wyeth Retirement Plan — U.S.	29.6	$1,072,845	—
	Supplemental Executive Retirement Plan	29.6	7,608,874	—
	Executive Retirement Plan	30.0	2,616,324	—

	Total		$11,298,043	—

Lawrence V. Stein	Wyeth Retirement Plan — U.S.	16.1	$707,282	—
	Supplemental Executive Retirement Plan	16.1	4,286,784	—
	Executive Retirement Plan	19.1	2,734,540	—

	Total		$7,728,606	—

		Number of	Present
		Years of	Value of	Payments
		Credited	Accumulated	During Last
		Service(1)	Benefits	Fiscal Year
Name	Plan Name	(#)	($)	($)

Mikael Dolsten, M.D., Ph.D.	Wyeth Retirement Plan — U.S.	0.5	—	—
	Supplemental Executive Retirement Plan	0.5	—	—
	Executive Retirement Plan	—	—	—
	Total		—	—

Robert Essner	Wyeth Retirement Plan — U.S.	18.7	—	$929,298
	Supplemental Executive Retirement Plan	18.7	—	*
	Executive Retirement Plan	21.7	—	*
	Total		—	*

Robert R. Ruffolo, Jr., Ph.D.	Wyeth Retirement Plan — U.S.	7.7	—	$253,035
	Supplemental Executive Retirement Plan	7.7	$1,736,939	—
	Executive Retirement Plan	10.7	2,956,882	—

	Total		$4,693,821	$253,035	*

*	In accordance with the terms of the Supplemental Executive Retirement Plan and the Executive Retirement Plan, Mr. Essner elected to notionally roll over his entire accrued benefits (minus applicable employment taxes) under the Supplemental Executive Retirement Plan ($20,541,437) and the Executive Retirement Plan ($8,907,502) into the Deferred Compensation Plan. As a result of such notional rollover, Mr. Essner did not receive any payments from the Supplemental Executive Retirement Plan or the Executive Retirement Plan in 2008. In addition, Wyeth’s obligations to Mr. Essner under the Supplemental Executive Retirement Plan and the Executive Retirement Plan were extinguished. Based on the notional rollover election and in accordance with tax rules (including 409A), Mr. Essner became eligible to receive the amounts notionally rolled over (plus accrued interest) into the Deferred Compensation Plan as follows: as of the first quarter of 2009, $15,070,659 and as of July 1, 2009, $14,378,280 (minus applicable employment taxes). The amount Mr. Essner became eligible to receive in the first quarter of 2009 includes an increase in his accrued benefits under the Supplemental Executive Retirement Plan and the Executive Retirement Plan after December 31, 2008, as a result of the annual cash incentive award (i.e., cash bonus) he earned for 2008. See “— Non-Qualified Deferred Compensation.”

Dr. Ruffolo, who retired effective August 1, 2008, elected to receive his Supplemental Executive Retirement Plan and Executive Retirement Plan accrued benefits in the form of a lump sum and did not elect to notionally roll over these benefits into any other Wyeth plan. Based on this election and in accordance with tax rules (including 409A), he became eligible to receive these benefits as of the first quarter of 2009 in the amounts of $1,850,802 and $3,058,748 (minus applicable employment taxes) from the Supplemental Executive Retirement Plan and the Executive Retirement Plan, respectively, plus accrued interest.

Each of Mr. Essner and Dr. Ruffolo received a lump-sum payment under the Wyeth Retirement Plan — U.S. in the amounts shown in the column entitled “Payments During Last Fiscal Year” above in connection with his retirement.

(1)	The number of years of credited service in the Executive Retirement Plan for Mr. Poussot includes the time that Mr. Poussot worked for an international affiliate of Wyeth. As discussed in detail in the narrative preceding this table, the Executive Retirement Plan grants each participant three additional years of service to a maximum of 30 years.

The present value of the accumulated benefits related to the three additional years of service credited (maximum total credited service cannot exceed 30 years) under the Executive Retirement Plan for Mr. Norden, Mr. Mahady, Mr. Stein and Dr. Ruffolo is $534,059, $156,930, $1,214,980 and $1,387,543, respectively. For Mr. Essner, the present value of the accumulated benefits related to the three additional years of service credited under the Executive Retirement Plan was $3,838,499. For Mr. Poussot, the present value of accumulated benefits related to the additional years of service credited under the Executive Retirement Plan is $4,797,998, of which $1,940,755 is related to the three additional years of service and $2,857,243 is related to his 4.4 years of service with an international affiliate of Wyeth.

As of December 31, 2008, each of Messrs. Poussot, Mahady and Stein satisfied the provisions of each of the three plans that would permit them to retire (age 55 and five years of service) and commence receipt of benefits. If each of Messrs. Poussot, Mahady or Stein had retired effective as of January 1, 2009 (i.e., a December 31, 2008 termination of employment), he could have elected to receive his benefit in the form of a lump sum. The estimated amount of the lump sum would have been as follows:

Estimated
Name	Lump Sum as of January 1, 2009

Mr. Poussot	$22,208,574
Mr. Mahady	$14,869,316
Mr. Stein	$8,279,968

For Mr. Norden, who did not satisfy the provisions of the plans that would permit him to retire and commence receipt of benefits as of December 31, 2008, the estimated present value as of January 1, 2009 of the lump sum that would be payable at age 55 assuming a termination date as of December 31, 2008, would be $3,954,639.

The discount rate and mortality table for determining lump sums are different from the financial assumptions used to calculate the present value of accumulated benefits displayed in the larger “— Pension Benefits” table. The actuarial assumptions used to determine the above estimated lump sums at January 1, 2009 are a discount rate and a mortality table as specified in the Wyeth Retirement Plan — U.S. (GATT mortality). The discount rate is determined quarterly as defined in the Wyeth Retirement Plan — U.S. and was 4.5% for the preceding calculations.

Non-Qualified Deferred Compensation

Our Plans

We maintain two non-qualified deferred compensation plans in which our named executive officers may participate: the Supplemental Employee Savings Plan and the Deferred Compensation Plan.

Supplemental Employee Savings Plan

We maintain a tax-qualified 401(k) savings plan, the Wyeth Savings Plan, which is our broad-based savings plan, in which all non-union U.S. employees who have attained age 21 are eligible to participate. The Wyeth Savings Plan allows employees to save up to 50% of covered pay (salary, overtime, sales commissions or sales bonuses) on a before-tax basis, after-tax basis, or a combination of both and receive a Company match of 50% on the first 6% of covered pay that the employee contributes.

The Supplemental Employee Savings Plan supplements the Wyeth Savings Plan and provides a means for eligible employees to receive the employer matching contribution on any salary, sales commission or sales bonus that cannot otherwise be matched in the Wyeth Savings Plan. The Wyeth Savings Plan is subject to federal law that limits the amount of annual earnings that may be used to determine contributions under the plan ($230,000 for 2008). In addition, the law limits the “annual additions” (which include before-tax, after-tax and Company matching contributions) that may be made to a savings plan. For 2008, the dollar limit on annual additions was $46,000. For 2008, there also was an annual limitation of $15,500 ($20,500 for employees over age 50) on employee pre-tax contributions.

Participants in the Supplemental Employee Savings Plan may choose from a number of investment options, which are the same as those offered in the Wyeth Savings Plan and are as follows: Fidelity International Discovery; Spartan U.S. Equity Index; Fidelity Low Priced Stock; Morgan Stanley Institutional Fund Trust Value Portfolio — Advisor Class; Wyeth Common Stock Fund; Fidelity Magellan; Fidelity Real Estate Investment; Fidelity Capital Appreciation; Oppenheimer Developing Markets; Robertson Stephens Partners; Fidelity Balanced; Interest Income; Fidelity High Income; Fidelity New Markets Income; PIMCO Total Return — Administrative Class; Fidelity Freedom 2005; Fidelity Freedom 2010; Fidelity Freedom 2015; Fidelity Freedom 2020; Fidelity Freedom 2025; Fidelity Freedom 2030; Fidelity Freedom 2035; Fidelity Freedom 2040; Fidelity Freedom 2045; Fidelity Freedom 2050.

Earnings are calculated based on an individual participant’s investment selection. Participants may change investment selections daily. Supplemental Employee Savings Plan distributions generally are available only following termination and only in a lump sum.

Deferred Compensation Plan

We offer employees earning a base salary of $155,000 or more, including our named executive officers, the ability to defer a portion of their annual cash compensation, including salary, annual cash incentive awards (i.e., cash bonuses), sales commissions and sales bonuses. As with the Supplemental Employee Savings Plan, earnings are calculated based on an individual executive’s investment selection. The Deferred Compensation Plan offers both in-service and retirement distribution options and offers distributions in the form of lump sums and installments. Participants may direct investments, and earnings track the following types of fund options: Balanced Portfolio, International Portfolio, Large Cap Portfolio, Large Cap Value Portfolio, Small Cap Value Portfolio, S&P 500 Index Portfolio, Company Stock Fund and Market Interest Option.

The following table presents a summary of the activity in the Supplemental Employee Savings Plan and the Deferred Compensation Plan for our named executive officers in 2008. The aggregate balance at last fiscal year-end represents participant contributions, Company match and earnings/losses on those amounts, as well as, in the case of Mr. Essner, the notional rollover of his accrued benefit under the Supplemental Executive Retirement Plan and the Executive Retirement Plan into the Deferred Compensation Plan in 2008 in connection with his retirement.

							w
		Executive		Registrant	Aggregate		Aggregate
		Contributions in		Contributions in	Earnings in	Aggregate	Balance at
		Last Fiscal		Last Fiscal	Last Fiscal	Withdrawals/	Last Fiscal
		Year(1)		Year(2)	Year(3)	Distributions	Year-End(4)
Name	Plan Name	($)		($)	($)	($)	($)

Bernard Poussot	Deferred Compensation Plan	—		—	—	—	—
	Supplemental Employee Savings Plan	$75,826		$37,913	$37,554	—	$867,982

	Total	$75,826		$37,913	$37,554	—	$867,982

Gregory Norden	Deferred Compensation Plan	—		—	—	—	—
	Supplemental Employee Savings Plan	$34,150		$17,075	$8,981	—	$224,845

	Total	$34,150		$17,075	$8,981	—	$224,845

Joseph M. Mahady	Deferred Compensation Plan	—		—	$8,946	—	$1,104,658
	Supplemental Employee Savings Plan	$43,700		$21,850	(153,084)	—	360,214

	Total	$43,700		$21,850	$(144,138)	—	$1,464,872

Lawrence V. Stein	Deferred Compensation Plan	—		—	—	—	—
	Supplemental Employee Savings Plan	$31,299		$15,650	$(106,438)	—	$260,675

	Total	$31,299		$15,650	$(106,438)	—	$260,675

Mikael Dolsten, M.D., Ph.D.	Deferred Compensation Plan	—		—	—	—	—
	Supplemental Employee Savings Plan	—		—	—	—	—
	Total	—		—	—	—	—

Robert Essner	Deferred Compensation Plan	$27,799,775	(5)	—	$922,393	$4,773,847	$28,535,716	(6)
	Supplemental Employee Savings Plan	42,376		$21,188	69,675	—	1,504,301

	Total	$27,842,151		$21,188	$992,068	$4,773,847	$30,040,017

Robert R. Ruffolo, Jr., Ph.D	Deferred Compensation Plan	—		—	—	—	—
	Supplemental Employee Savings Plan	$15,658		$7,829	$14,755	—	$324,304

	Total	$15,658		$7,829	$14,755	—	$324,304

(1)	Represents the aggregate amount of each named executive officer’s deferral contributions in 2008 as well as the notional rollover of Mr. Essner’s accrued benefit under certain of our pension plans. See notes 5 and 6 below. All of the Supplemental Employee Savings Plan contributions for 2008 are included as part of salary in the “— Summary Compensation Table.” Other than Mr. Essner’s notional rollover, none of our named executive officers elected to defer compensation into the Deferred Compensation Plan in 2008. See “— Pension Benefits.”

(2)	Represents the aggregate amount of Wyeth’s contributions in 2008 to the Supplemental Employee Savings Plan on behalf of each named executive officer. These amounts are included as part of total compensation in the “— Summary Compensation Table” for 2008 under the column entitled “All Other Compensation.”

(3)	Represents the dollar amount of aggregate interest or other earnings/losses credited in 2008.

(4)	Represents account balances at December 31, 2008. Supplemental Employee Savings Plan balances as of December 31, 2008 were invested as follows: for Mr. Poussot (invested in Interest Income); for Mr. Norden (invested in Interest Income); for Mr. Mahady (invested in Spartan U.S. Equity Index and Wyeth Common Stock Fund); for Mr. Stein (invested in Interest Income, Fidelity International Discovery, Fidelity Magellan, Morgan Stanley Institutional Fund Trust Value — Advisor Class, Spartan U.S. Equity Index and Wyeth Common Stock Fund); for Mr. Essner (invested in Interest Income) and for Dr. Ruffolo (invested in Interest Income). Deferred Compensation Plan balances as of December 31, 2008 were invested as follows: for Mr. Mahady (invested in the Balanced Portfolio, the International Portfolio, the Small Cap Value Portfolio and the Market Interest Option) and for Mr. Essner (invested in the Market Interest Option). Of these account balances, the following amounts were reported to the named executive officer in the “— Summary Compensation Table” for 2006, 2007 and 2008 as salary and all other compensation: for Mr. Poussot, $255,258, for Mr. Norden, $83,448, for Mr. Mahady, $158,955, for Mr. Essner, $328,659 and for Dr. Ruffolo, $116,916. In addition, of these account balances, $46,949 was reported to Mr. Stein in the “— Summary Compensation Table” for 2008 as salary and other compensation. See notes 1 and 2 above for additional information regarding amounts reported as compensation in the “— Summary Compensation Table” in 2008.

(5)	Represents Mr. Essner’s notional rollover of his accrued benefit under the Supplemental Executive Retirement Plan and the Executive Retirement Plan in the aggregate amount of $28,398,149 (minus applicable employment taxes) to the Deferred Compensation Plan in 2008 in connection with his retirement. An additional aggregate amount of $1,050,790 (minus any applicable employment taxes) under the Supplemental Executive Retirement Plan and the Executive Retirement Plan was notionally rolled over in the first quarter of 2009. This additional aggregate amount reflects the increase in Mr. Essner’s accrued benefits under these plans as a result of the annual cash incentive award (i.e., cash bonus) he earned for 2008.

(6)	Amounts include the $28,398,149 (exclusive of employment taxes) notionally rolled over from the Supplemental Executive Retirement Plan and the Executive Retirement Plan to the Deferred Compensation Plan, of which $14,019,869 (minus applicable employment taxes) was distributed in January 2009.

Certain of our named executive officers were required to defer the receipt of shares under equity awards (other than options) granted prior to April 21, 2005 until retirement or other termination. For awards granted on or after April 21, 2005 but before November 15, 2007, deferral was permissive rather than mandatory. Deferral is no longer a feature of our equity awards. All such deferred shares were credited to a restricted stock trust that is not credited with interest; however, shares in the restricted stock trust are credited with dividends, as and when dividends are issued to our stockholders and at the same rate. As indicated in the table entitled “Securities Owned by Management” in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” many of our named executive officers have a significant amount of Wyeth common stock that has been earned in respect of prior performance but that may not be received or disposed of by the executive prior to termination. These deferred shares are not included in the above table.

Potential Payments upon Termination or Change in Control

Our generally applicable company policies and plans provide for certain benefits upon retirement or a change in control. In addition, we have entered into change in control severance agreements with members of our senior management and other key employees, which are described below. We also entered into an employment agreement with Mr. Essner in January 2007 (which was amended in December 2007), a post-employment consulting agreement with Dr. Ruffolo and a severance arrangement with Dr. Dolsten, each of which is described below.

Information regarding potential payments and benefits to our executive officers and directors in connection with our contemplated merger with Pfizer will be set forth separately in the proxy statement to be mailed to our stockholders relating to the approval of the transaction. The discussion below is required to be included in the proxy statement for our annual meeting each year and, in accordance with SEC rules, all information described in this section is presented as if a triggering event occurred on December 31, 2008, and does not reflect our contemplated merger with Pfizer.

Generally Applicable Company Policies and Plans

Severance.  As described below, we have entered into change in control severance agreements with members of senior management and other key employees that provide for severance and other benefits following a change in control if we or the surviving company terminates his or her employment other than for “cause” or he or she terminates his or her employment for “good reason.” Executives and other U.S. employees who do not have change in control severance agreements may be entitled to severance under our Special Transaction Severance Plan if their employment is terminated by the surviving company without cause or the employee terminates his or her employment with good reason following a change in control. We have also agreed to provide specified benefits under Mr. Essner’s amended employment agreement, payments under Dr. Ruffolo’s post-employment consulting agreement and severance under Dr. Dolsten’s severance arrangement following termination of employment, each as described below. In all other circumstances, our Compensation Committee retains full discretion to provide or decline to provide severance payments or benefits to named executive officers upon termination of employment.

Pension Benefits.  Our pension plans are described under the section entitled “Pension Benefits.” The disclosure in that section includes estimated lump sums as of January 1, 2009 for each of Messrs. Poussot, Mahady and Stein, and an estimate of the present value as of January 1, 2009 of a lump sum payable at age 55 for Mr. Norden under our pension plans. That section also includes the actual lump-sum payment under the Wyeth Retirement Plan — U.S. and a description of the lump sum elections and estimated payments to which Mr. Essner and Dr. Ruffolo will be entitled following the six-month and one-year holding periods in connection with their retirements. Incremental increases in pension benefits under our change in control severance agreements are described under “— Change in Control Severance Agreements.”

Health and Welfare Benefits.  Under company-wide plans, U.S. employees who are both age 55 or older and have completed 10 or more years of service at the time they separate from employment with Wyeth are eligible to participate in our retiree medical program following retirement. For Messrs. Poussot, Mahady and Stein, who by virtue of their age and years of service are entitled to retiree medical benefits upon any termination of employment, the estimated present value of these benefits if any of them terminated for any reason as of December 31, 2008 would have been $194,537, $206,080 and $178,416, respectively. In addition, Mr. Essner, who by virtue of his age and years of service was entitled to retiree medical benefits in connection with his retirement during 2008, is receiving retiree medical benefits with an estimated present value of $160,883 as of December 31, 2008. Dr. Ruffolo was not eligible for retiree medical benefits in connection with his retirement, as he did not satisfy the ten-year service requirement. In the event of the death of Messrs. Poussot, Mahady, Essner or Stein, respectively, as of such date, Mr. Poussot’s spouse would have been entitled to receive medical benefits with an estimated present value of $104,550, Mr. Mahady’s spouse would have been entitled to receive medical benefits with an estimated present value of $109,313, Mr. Essner’s spouse would have been entitled to receive medical benefits with an estimated present value of $90,219 and Mr. Stein’s dependent children would have been entitled to receive medical benefits with an estimated present value of $98,135. Mr. Norden and Dr. Dolsten did not meet the age and service requirements for retiree medical benefits as of December 31, 2008. See “— Change in Control Severance Agreements” for a discussion of continued health and welfare benefits available as a result of those agreements.

Vesting of Equity

Retirement.  Under our company-wide stock incentive plans, participants in the United States who are both age 55 or older and who have completed at least five years of service at the time they separate from employment with Wyeth are entitled to vesting of outstanding stock options and RSUs upon their retirement. Under the terms of the applicable award agreements, the retiring individual is entitled to continue to hold his or her stock options following retirement for the balance of the original option term. For performance share unit awards, as the performance cycle for each prior grant completes, the units held by the retiring individual will convert, if, when and to the extent performance is achieved. In each such case, these awards are subject to certain non-competition requirements. For RSUs, this generally means that the individual is entitled to full conversion of the units into stock upon retirement. However, the 120,000 RSUs awarded to Mr. Poussot on January 2, 2008, in connection with his promotion to Chief Executive Officer do not vest upon retirement and accordingly would be subject to forfeiture to the extent not vested on his retirement date prior to vesting.

For Messrs. Poussot, Mahady and Stein, who met the eligibility requirements under our various stock incentive plans for retirement as of December 31, 2008, the estimated value of unvested equity awards that would have vested in the event of retirement on December 31, 2008 would have been as follows (assuming performance share unit awards are earned at target): For Mr. Poussot — $0 for stock options and $11,421,795 for performance share unit awards, for Mr. Mahady — $0 for stock options and $4,217,624 for performance share unit awards, and for Mr. Stein — $0 for stock options and $2,956,351 for performance share unit awards. For Mr. Essner and Dr. Ruffolo, who met the eligibility requirements under our various stock incentive plans for retirement as of their 2008 retirement dates, the value of unvested equity awards that vested upon their respective retirement dates, together with the estimated value of unvested performance share unit awards at December 31, 2008 (assuming performance share unit awards are earned at target) was as follows: For Mr. Essner — $973,100 for stock options and $12,963,456 for performance share unit awards, and for Dr. Ruffolo — $0 for stock options and $1,922,388 for performance share unit awards. As of December 31, 2008, Mr. Norden and Dr. Dolsten were not retirement-eligible under our various stock incentive plans.

Change in Control.  Under our company-wide stock incentive plans, upon a change in control, such as our contemplated merger with Pfizer, all unvested stock options, performance share unit awards and RSUs immediately vest. In the case of performance share unit awards granted in 2007 and 2008, these awards would convert to shares of our common stock at 80% of target upon a change in control, rather than 0% to 200% of target based on future performance with respect to named executive officers. Assuming a change in control had occurred on December 31, 2008, the estimated value of unvested equity awards that would have vested upon such change in control would have been as follows: For Mr. Poussot — $0 for stock options, $9,137,436 for performance share unit awards and $4,501,200 for RSUs; for Mr. Norden — $0 for stock options, $2,438,150 for performance share unit awards and $1,078,413 for RSUs; for Mr. Mahady — $0 for stock options and $3,374,025 for performance share unit awards; for Mr. Stein — $0 for stock options and $2,365,006 for performance share unit awards; and for Dr. Dolsten — $0 for stock options and $3,075,820 for performance share unit awards. Mr. Essner’s and Dr. Ruffolo’s performance share unit awards also would have converted upon a change in control to shares of our common stock at 80% of target in the case of the 2007 awards and at 100% of target in the case of the 2008 awards, rather than 0% to 200% of target based on future performance. Assuming a change in control had occurred on December 31, 2008, the estimated value of their performance share unit awards that would have vested upon such a change in control would have been as follows: For Mr. Essner — $11,523,072 and for Dr. Ruffolo — $1,537,910.

Death.  Under the terms of our equity awards, death is afforded the same treatment as retirement other than with respect to the 120,000 RSUs granted to Mr. Poussot in connection with his promotion in January 2008, which would vest upon death but not on retirement. Accordingly, if any named executive officer had died as of December 31, 2008, his equity awards would have become vested, and based on those same assumptions, the estimated values would have been the same as those set forth under “Retirement” above in the case of Messrs. Poussot, Mahady and Stein, together with, in the case of Mr. Poussot, $4,501,200 for RSUs, and would have been as follows for Mr. Norden and Dr. Dolsten: for Mr. Norden — $0 for stock options, $3,047,688 for performance share awards and $1,078,413 for RSUs; and for Dr. Dolsten — $0 for stock options and $3,844,775 for performance share unit awards. For Mr. Essner and Dr. Ruffolo, the estimated values would have been the same as those shown for their performance share unit awards under “Retirement” above.

Computation of Values.  The calculations in this “Vesting of Equity” section are based on the per share closing price of our common stock on the NYSE on December 31, 2008, which was $37.51, except that calculations for stock options vested upon the 2008 retirements of Mr. Essner and Dr. Ruffolo are based on the per share closing price of our common stock on the NYSE on their respective July 1, 2008, and August 1, 2008 effective retirement dates, which were $47.19 and $40.24, respectively. In the case of stock options, these amounts represent the aggregate spread (i.e., the difference between the exercise price and the closing price of our common stock on December 31, 2008 or their respective retirement dates); in the case of performance share unit awards, these amounts represent an assumed full conversion of these awards to shares of our common stock at 100% of target except in the event of a change in control, in which case, the performance share unit awards generally vest at 80% of target (and not including performance share unit awards granted in 2006 because these awards were converted to shares of our common stock at 136% of target in February 2009 and are reported in the table in the section titled “Option Exercises and Stock Vested in 2008”); and in the case of RSUs, these amounts represent the value of the common stock issuable upon conversion of such units as of December 31, 2008. In the case of retirement or death, the actual number of shares received upon conversion of the performance share unit awards could be between 0% and 200% of target amounts.

Other

We also provide life insurance and other benefits to our named executive officers on substantially the same basis as provided to our other employees. Employees, including named executive officers, may also purchase voluntary life insurance coverage.

Change in Control Severance Agreements

We have entered into change in control severance agreements with approximately 30 members of our senior management team, including each of our named executive officers. We also have entered into change in control severance agreements with approximately 532 other key employees; however, these agreements have important differences from those entered into with our senior management team (e.g., the change in control severance agreements entered into with our other key employees generally provide for severance and other benefits on the basis of a two-year severance period rather than a three-year severance period). Because Mr. Essner’s and Dr. Ruffolo’s change in control severance agreements terminated in connection with their retirements, they are excluded from the following discussion.

The change in control severance agreements are intended to provide for continuity of management in the event of a potential change in control of Wyeth, such as our contemplated merger with Pfizer, and generally provide that if a change in control of Wyeth occurs, the executive will receive a one-time, cash severance payment, as well as other benefits, if we or the surviving company terminates his or her employment other than for “cause” or he or she terminates his or her employment for “good reason” (each as described below).

The change in control agreements were introduced in 1998 in order to help retain our executive officers and key employees in an environment of publicized potential merger discussions and growing concerns about the potential impact of our diet drug litigation. In determining the severance multiples, other benefits and triggering events under these agreements, the Compensation Committee and the Wyeth board of directors surveyed and evaluated similar arrangements at a wide range of large companies, including many of the companies in our peer group, and determined that these terms were consistent with prevailing norms and appropriate in light of the Wyeth and industry environment described above, after consultation with both outside counsel and the Compensation Committee’s compensation consultant. These agreements have proved critically important over the years in retaining and continuing to attract key talent to successfully manage our Company through industry consolidation, rapid change in the pharmaceutical industry environment, important new product launches, the challenges of our diet drug litigation and the negative impact on the revenue of our Premarin family from the July 2002 hormone therapy subset of the Women’s Health Initiative study.

In response to the changed circumstances of both our Company and the pharmaceutical industry, the Compensation Committee undertook a review of the 1998 agreements in 2006. The Compensation Committee, in consultation with both outside counsel and its compensation consultant, determined that while these agreements remained important in attracting and retaining key executives in light of industry consolidation and competitiveness and while they generally were consistent with prevailing norms, the potential payments and benefits under the 1998 agreements could be reduced without compromising the retention of our key employees or our competitiveness in attracting key talent. Accordingly, the 2006 agreements sought to align certain terms of these agreements more closely with the then current industry benchmark and to streamline certain provisions. The 2006 agreements continue to provide appropriate protection to senior managers (including the named executive officers) and other key employees if a change in control occurs and the individual’s employment is terminated, allowing these executives and employees to minimize individual employment concerns when considering and facilitating corporate transactions that are in the best interests of our stockholders. These agreements also are intended to help retain executives and other key employees during continued industry consolidation.

In August 2006, we gave notice to all employees (including both the senior management team and the other key employees) with whom we maintain these change in control severance agreements that the change in control severance agreements established in 1998, which we refer to as the 1998 agreements, would not be extended beyond the year ending December 31, 2008 (the earliest possible termination date under the terms of the 1998 agreements). This meant that if we had undergone a change in control on or prior to December 31, 2008, the provisions of the 1998 agreements would have been applicable to that transaction and would have governed a termination of employment for 36 months thereafter. In connection with that notice, we also entered into replacement change in control severance agreements, which we refer to as the 2006 agreements, with those members of senior management and other key employees that would apply to change in control transactions occurring on or after January 1, 2009. Newly hired executives (such as Dr. Dolsten) who received a change in control severance agreement following that notice received only the 2006 agreement, which applied immediately in their case. In 2007, we further amended all change in control severance agreements to comply with Section 409A of the Internal Revenue Code.

The 2006 agreements generally reduced the benefits available to executives (as compared to the 1998 agreements) upon a termination following a change in control by, among other things, including only salary and bonus in the severance calculation and eliminating from the severance calculation an amount equal to the value of stock options and restricted stock and/or performance shares granted to the executive. The 2006 agreements also changed the bonus component of the severance calculation by moving from the highest bonus in the prior five years to the average of the three highest bonuses over the prior five years. The 2006 agreements also eliminated the provision in the 1998 agreements permitting a member of the senior management team (including named executive officers) to terminate his or her employment during the 90 days following the first anniversary of a change in control for any reason, with that termination constituting a termination for good reason and thereby entitling the executive to payment of severance and other benefits.

General Description of Our Change in Control Severance Agreements

The 2006 change in control severance agreements apply to change in control transactions occurring on or after January 1, 2009, and through December 31, 2011, and would govern employment termination events for up to 36 months following a change in control transaction. The 2006 agreements will automatically extend in one-year increments unless we provide a notice of non-renewal no later than September 30 in the year two years prior to the December 31 termination date. A change in control as defined in the agreements would include any of the following events:

•	the acquisition of 20% or more of our voting securities by any person or persons acting in concert;

•	the consummation of any merger or business combination involving us, the sale or lease of our assets or any combination of the foregoing unless in any case our stockholders retain at least 65% of the resulting entity; or

•	the replacement of a majority of our directors (or their designees) during a two-year period.

The proposed merger with Pfizer, if consummated, would constitute a change in control under these agreements.

The 2006 agreements generally provide that if a change in control of Wyeth occurs, the executive will receive a one-time, lump-sum cash severance payment, as well as other benefits, if we or the surviving company terminate his or her employment other than for “cause” or the executive terminates his or her employment for “good reason.”

For the 30 members of senior management (including the named executive officers), under the 2006 agreements, if following a change in control the executive is terminated for any reason other than for “cause” or if the executive terminates his or her employment for “good reason,” then the executive would be entitled to a one-time, lump-sum cash severance payment equal to three times the sum of (x) the executive’s annual base salary as in effect at the time of the change in control (or, if increased thereafter, as in effect at such time) and (y) the average of the executive’s three highest bonuses (annual cash incentive awards) over the prior five years, or if the executive has less than three years of bonus history, the average of the actual years (the “Bonus” amount). If however, the executive has not been awarded one full-year’s bonus, then the executive’s bonus would be equal to 100% of base salary for the members of our senior management team. All of our named executive officers other than Dr. Dolsten have more than three years of bonus history. The executive also would receive a lump-sum cash payment equal to the pro rata portion of the Bonus amount for the year in which the executive’s employment terminates, calculated through the date of termination. Under the 2006 agreements, an executive would be entitled to these severance and other benefits if, following the signing of an agreement for a change in control as defined in Section 409A (but prior to the consummation), he or she is terminated without cause at the request of the other party to the agreement or otherwise in anticipation of the change in control.

Under the 2006 agreements, termination for “cause” generally consists of a conviction of, or a plea of guilty or no contest to, a felony, or willful engagement in gross misconduct that is materially and demonstrably injurious to us. Under the 2006 agreements, an executive can terminate his or her employment for “good reason” for, among other things, removal of the executive from his or her position or a substantial diminution in the nature or status of his or her responsibilities, a reduction in the executive’s base salary or a failure to continue in effect any incentive compensation (or equitable alternative) on the terms and level of benefit at least as favorable as the terms and level of benefit provided prior to the change in control, specified relocations of the executive’s place of business, failure to pay deferred compensation when due, failure to provide benefits (in the aggregate) as favorable as existed prior to the change in control, and failure of our successor to assume the severance agreement.

An executive also would be entitled to the following additional benefits pursuant to the 2006 agreements in the event his or her employment terminates under qualifying circumstances following a change in control:

•	On the date of termination, the executive would be given three additional years of credit for age and service for purposes of calculating the pension benefit to which he or she is entitled under our Wyeth Retirement Plan — U.S., Supplemental Executive Retirement Plan and, if applicable, Executive Retirement Plan and assuming, in calculating the benefit, that the executive earned annually during the three additional years of service, the same compensation (base salary and bonus) the executive earned in the 12 months preceding the termination date or, if greater, in the 12 months preceding the change in control. Further, this benefit would be determined without any reduction for the receipt of benefits prior to the normal retirement age of 65 or age 60, as applicable, provided that this eligibility for an unreduced pension payable at age 55 is achieved only if, at the executive’s termination, the sum of the executive’s age and years of service equals or exceeds 60, after adding three years to both service and age. All of our named executive officers other than Dr. Dolsten would be eligible for the unreduced pension, in all cases commencing not earlier than age 55.

•	If, at the time of termination, either (1) the executive is age 50 or older on the termination date, or (2) the sum of the executive’s age and years of service equals or exceeds 60, after adding three years to both service and age, the executive would be entitled to retiree medical coverage. Retiree medical coverage begins after the completion of the executive’s three years of benefit continuation described below. All of our named executive officers are over age 50.

•	For three years from the date of termination, the executive would be given continued coverage under our health and welfare benefit plans (but excluding our disability plans) in which the executive was participating immediately prior to the termination. However, if welfare benefits are provided by a subsequent employer, our obligation to provide those benefits would terminate.

•	The executive would be entitled to a one-time cash payment equal to $60,000, in lieu of the continuation of any fringe benefits.

•	The executive would be provided with outplacement or executive recruiting services at a cost to us of no more than 10% of the executive’s base salary (but in no event exceeding $25,000) and payment by us of all legal fees and expenses reasonably incurred by the executive, if any, in enforcing the agreement. Because legal fees are purely speculative, these fees have not been displayed in the “Estimated Values of Post-Termination Payments and Other Benefits under the 2006 Change in Control Severance Agreements” table following this discussion.

In addition, if any RSUs or stock options are terminated or forfeited upon or following the termination of the executive’s employment under the terms of any plan, the executive would receive for any terminated or forfeited RSUs or stock options an amount equal to the total of:

•	the cashout value (as defined in the agreements) of all the shares covered by the RSUs forfeited (with units converted to shares based on the target awards); and

•	the excess of (a) the cashout value of all the shares subject to stock options that were forfeited over (b) the aggregate exercise price of the shares subject to the forfeited stock options.

To comply with Section 409A of the Internal Revenue Code, to the extent the severance and other benefits under the 2006 agreements are deemed to provide a deferral of compensation under Section 409A and the executive is a “specified employee” (as such term is defined under Section 409A) at the time of his or her dismissal, no payments or benefits would be provided until six months after the date of separation from service, or, if earlier, the date of death, at which point we would be required to make a one-time, lump-sum cash payment of the delayed amounts plus interest.

In the event that any payments made in connection with a change in control were subjected to the excise tax imposed on excess parachute payments by the Internal Revenue Code, under the 2006 agreements we would be obligated to “gross-up” the executives’ payments for all of these excise taxes plus any federal, state and local income tax applicable to the excise tax “gross-up” and for penalties and applicable interest only if payments (net after tax) exceed 110% of the executives’ or key employees’ so-called “safe-harbor amount” (which is generally three times the historical W-2 compensation). If payments are between 100% and 110% of the safe-harbor amount, the executive or key employee would be cut back to $1.00 below the safe harbor amount, and we would not have a “gross-up” obligation.

Under the terms of the 2006 agreements, executives have agreed not to divulge any of our confidential information and are prohibited from soliciting Wyeth employees or exclusive long-term contractors to leave employment with Wyeth for two years following the date of termination.

Estimated Values of Post-Termination Payments and Other Benefits under the 2006 Change in Control Severance Agreements

The following table presents the estimated values of the payments and other benefits that would have been provided to each of our named executive officers upon an involuntary termination following a change in control under the terms of our 2006 change in control severance agreements discussed above. Because our 1998 change in control severance agreements terminated on December 31, 2008, we have not presented these agreements in the table below. For additional detail on the 1998 agreements, including calculations of severance and other benefits under these agreements, see our proxy statement for our 2008 Annual Meeting of Stockholders.

In preparing this table, in accordance with SEC rules, we have assumed that a change in control occurred on December 31, 2008, that the named executive officer was immediately terminated, and that the 2006 change in control severance agreements were in effect and applicable as of December 31, 2008.

As further described in the narrative following the table, the table below is intended to reflect only estimated incremental post-termination payments and other benefits attributable to the 2006 change in control severance agreements and accordingly does not include (1) estimated amounts that would be realized upon vesting of stock options, performance share unit awards and RSUs upon a retirement or a change in control for all participants generally under our stock incentive plans (estimates of these amounts are provided under
“— Generally Applicable Company Policies and Plans — Vesting of Equity”), (2) the estimated value of pension and health and welfare benefits that would be received upon termination of employment under our pension and health and welfare plans absent the change in control severance agreements (estimates of these amounts are provided under “— Pension Benefits” and “— Generally Applicable Company Policies and Plans”), and (3) previously earned compensation the receipt of which was deferred until retirement or other termination (which is reported in the table in the section entitled “— Non-Qualified Deferred Compensation” and the table entitled “Securities Owned by Management” under “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). Estimates of potentially required “gross-up” payments for excise and related taxes under our 2006 change in control severance agreements are provided in the narrative following the table.

The amounts presented in the following table are estimates only and do not necessarily reflect the actual value of the payments and other benefits that would be received by the named executive officers, which would be known only at the time that employment actually terminates and if a change in control were actually to occur. Accordingly, see the narrative following the tables for additional explanations and assumptions made in making these estimates.

Estimated Values of Post-Termination Payments and Other Benefits under 2006 Change in Control Severance Agreements Assuming a Change in Control and Qualifying Termination as of December 31, 2008 (estimated values relating to our contemplated merger with Pfizer will be set forth separately in the proxy statement to be mailed to our stockholders relating to the approval of the transaction):

		Termination
		Year Cash		Incremental
		Incentive	Incremental	Health and
	Cash	Award (i.e.,	Pension	Welfare
Name	Severance	Bonus)	Benefits	Benefits	Perquisites	Total

Bernard Poussot	$9,310,000	$1,653,333	$12,932,574	$7,872	$85,000	$23,988,779
Gregory Norden	$3,925,100	$538,367	$8,044,659	$225,322	$85,000	$12,818,448
Joseph M. Mahady	$5,690,300	$971,767	$5,601,159	$6,390	$85,000	$12,354,616
Lawrence V. Stein	$4,850,160	$892,500	$2,312,578	$4,284	$85,000	$8,144,522
Mikael Dolsten, M.D., Ph.D.	$4,500,000	$750,000	$496,838	$225,193	$85,000	$6,057,031

Cash Severance.  Amounts shown in the above table represent estimated cash severance payments calculated in accordance with the 2006 change in control severance agreements assuming a transaction and termination at December 31, 2008.

Termination Year Cash Incentive Award (i.e., Bonus).  Amounts shown in the above table represent a pro-rated annual award (100% because termination is assumed to occur as of December 31, 2008) based on the average of the named executive officer’s three highest annual cash incentive awards over the prior five years, or 100% of base salary in the case of Dr. Dolsten.

Incremental Pension Benefits.  Amounts shown in the above table represent the estimated incremental pension benefits associated with termination following a change in control. Specifically, the amounts shown represent the incremental increase under the agreements (from a retirement absent a change in control) in the lump-sum value of benefits based on a retirement following a change in control on December 31, 2008 for Mr. Poussot, Mr. Mahady and Mr. Stein and the incremental increase in the present value of the lump-sum value payable at age 55 for Mr. Norden and Dr. Dolsten.

Under our pension plans, individuals may elect to receive pension benefits (including the incremental benefit from the change in control severance agreements) in a lump sum or various annuity forms. In accordance with the applicable plan documents, the lump-sum benefits were calculated with a discount rate of 4.50%, which is determined quarterly, and GATT mortality. The total (not incremental) annual single life annuity would be $2,367,633 for Mr. Poussot, $1,346,600 for Mr. Mahady and $742,233 for Mr. Stein commencing immediately, and for Mr. Norden $931,648 and for Dr. Dolsten $40,077 commencing at age 55 and, absent a change in control, the total single life annuity per year for their lives would be $1,496,301 for Mr. Poussot, $978,142 for Mr. Mahady and $580,187 for Mr. Stein commencing immediately, and $307,043 for Mr. Norden commencing at age 55. Dr. Dolsten did not meet the service requirement for participation in Wyeth’s retirement plans as of December 31, 2008. However, in the event of a change in control, Dr. Dolsten would be granted additional service credit making him eligible to receive retirement benefits under the 2006 agreement.

Incremental Health and Welfare Benefits.  As described above, under retirement policies generally applicable to all U.S. salaried employees, Messrs. Poussot, Mahady and Stein by virtue of their age and years of service are entitled to retiree medical benefits upon any termination. In addition, under the 2006 change in control severance agreements, three years of continuation of certain other welfare benefits also would be provided, which comprise the incremental amounts shown for Messrs. Poussot, Mahady and Stein in the above table. Mr. Norden and Dr. Dolsten each would become eligible for retiree medical benefits and three years of dental, life insurance and other retiree benefits under the terms of the 2006 change in control severance agreements, and the amounts shown in the table above represent the estimated value of these benefits.

Perquisites.  The amounts shown in the above table represent a $60,000 payment in lieu of continuation of perquisites and $25,000 for outplacement services.

“Gross-Up” for Excise Taxes.  The above table does not include additional potentially required “gross-up” payments for excise and related taxes that might be payable in connection with a change in control under our 2006 change in control severance agreements. In general, Section 4999 of the Internal Revenue Code imposes a 20% excise tax on an executive on certain payments made to him or her in connection with a change in control. Our 2006 change in control severance agreements generally provide that we will put our executives in the same after-tax position that they would have been in but for the imposition of this excise tax (each executive officer otherwise remains responsible for his or her own income taxes). In general, this excise tax is imposed upon payments and benefits paid to the executive that are contingent upon a change in control transaction, which in our case would include payments and benefits under our change in control severance agreements as well as pursuant to the terms of our stock incentive plans.

The following are estimates of “gross-up” payments under the 2006 change in control severance agreements, calculated as if a change in control transaction had occurred on December 31, 2008 and the executive had been terminated on the same day, calculated by Hewitt Associates LLC: $17.3 million for Mr. Poussot; $8.3 million for Mr. Norden; $7.8 million for Mr. Mahady; $5.2 million for Mr. Stein; and $4.6 million for Dr. Dolsten.

The foregoing estimates are based on a number of assumptions. Facts and circumstances at the time of any change in control transaction and termination thereafter as well as changes in the applicable named executive officer’s compensation history preceding such a transaction could materially impact whether and to what extent the excise tax will be imposed and therefore the amount of any potential gross-up. For purposes of performing these calculations, we have made the following additional assumptions: for Messrs. Poussot and Norden, an individual effective tax rate of 39.31% (composed of a federal tax rate of 35.00%, a Pennsylvania state tax rate of 3.07% and FICA/FUTA of 1.45%), for Mr. Mahady, an individual effective tax rate of 40.24% (composed of a federal tax rate of 35.00%, a Pennsylvania state tax rate of 3.07%, a local tax rate of 1.00% and FICA/FUTA of 1.45%), for Mr. Stein, an individual effective tax rate of 44.79% (composed of a federal tax rate of 35.00%, a New Jersey state tax rate of 8.97% and FICA/FUTA of 1.45%), and for Dr. Dolsten, an individual effective tax rate of 42.82% (composed of a federal tax rate of 35.00%, a New York State tax rate of 6.85% and FICA/FUTA of 1.45%) and 120% Applicable Federal Semi-annual Rate (AFR) as of December 2008 (for short-term 1.63%, mid-term 3.40% and long-term 5.28%). AFR is applicable in determining the value of accelerating vesting of stock options and RSUs in computing these excise taxes.

Other Post-Employment Arrangements for Named Executive Officers

Employment Agreement — Mr. Essner

On January 25, 2007, we entered into an employment agreement with Mr. Essner in order to secure Mr. Essner’s continued services as our Chairman and Chief Executive Officer and his agreement that, following termination of his employment, he will assist us with litigation and regulatory matters and refrain from competing against us. At the time of entering into the agreement, the Wyeth board of directors determined that entry into the agreement was an important retention tool, that the payments and benefits available to Mr. Essner under the agreement were appropriate in light of Mr. Essner’s role and contribution to Wyeth and that such terms were competitive and consistent with employment agreements entered into with other chief executive officers at other large companies. While we have not entered into employment agreements with any of our other executive officers, the Wyeth board of directors believed that it was in the best interests of Wyeth to enter into this agreement with Mr. Essner in order to secure his continued services and to assist Wyeth in its succession planning. The agreement was recommended by the Compensation Committee and approved by the Wyeth board of directors.

On December 20, 2007, Mr. Essner and we entered into a letter agreement amending certain terms of the employment agreement to reflect his announced retirement as Chief Executive Officer effective as of January 1, 2008. In this Form 10-K/A, we refer to the employment agreement as amended by the letter agreement as Mr. Essner’s amended employment agreement. The Compensation Committee recommended and the Wyeth board of directors approved the amended employment agreement in order to reflect Mr. Essner’s announced retirement as Chief Executive Officer and Mr. Essner’s agreement to remain as an employee of Wyeth and as Chairman of the Wyeth board of directors for a period of transition. The amended agreement confirmed that Mr. Essner was not entitled to severance payments or pension enhancements under the agreement as a result of his retirement. Each of the Compensation Committee and Mr. Essner utilized independent counsel to assist with the development of the agreement and the amended agreement.

The amended employment agreement provided that Mr. Essner would continue as an employee and Chairman of the Wyeth board of directors until December 31, 2008, subject to earlier termination (1) on 30 days’ notice (unless notice is waived by the other party) at the election of Wyeth or Mr. Essner or (2) on account of “cause” or death. Under the agreement, termination for “cause” generally consisted of a conviction of, or a plea of guilty or no contest to, a felony, or willful engagement in gross misconduct that is materially and demonstrably injurious to us. Mr. Essner’s annual base salary rate for 2008 remained unchanged from 2007 at $1,728,500, and he was eligible for an annual cash incentive award (bonus) in respect of 2008 (no less than the award he earned in respect of 2007, prorated for the number of calendar days Mr. Essner was employed in 2008), as determined by the Compensation Committee. This award was paid in March 2009 and is reflected in the “Summary Compensation Table.” Under the terms of the amended employment agreement, Mr. Essner also was eligible to receive a long-term equity incentive award in April 2008 as determined by the Compensation Committee. This award was granted in April 2008 and is reflected in the “2008 Grants of Plan-Based Awards” table.

The amended employment agreement provides that for a period of five years after termination of his employment, Mr. Essner will provide reasonable assistance to us with regulatory and litigation matters as to which he had any particular knowledge in connection with his employment at Wyeth. Mr. Essner also has agreed not to compete against us or solicit any of our employees or significant customers, clients or distributors during this five-year period.

The amended employment agreement provided that, upon any termination other than for cause or upon the expiration of the term on December 31, 2008, Mr. Essner received his salary through the date of termination and payment for any accrued but unpaid vacation, he retained all of his rights to benefits earned prior to termination under Company benefit plans in which he participated, and he was entitled to payment of an annual cash incentive award (bonus) for 2008 as described above, prorated for the number of calendar days Mr. Essner was employed in 2008. Mr. Essner also was entitled to vesting of all outstanding time-based equity awards and performance-based equity awards (if, when and to the extent applicable performance targets are met) consistent with the terms of our generally applicable Company equity plans and retiree health and welfare benefits in accordance with our generally applicable retirement policy. Until the earlier to occur of (1) Mr. Essner’s death or (2) a five-year period after any such termination of employment, we also will provide to Mr. Essner reasonable home and personal security, an office and secretarial support, up to 75 hours annually of personal use of company aircraft, and access to a company-provided car and driver for occasional personal use. To comply with Section 409A, the amended agreement provided that Mr. Essner must pay for these benefits for the first six months following termination and that we would reimburse him for these payments following the end of the six-month period. We are entitled to discontinue the benefits referred to in the third sentence of this paragraph if Mr. Essner fails to provide the post-termination assistance or comply with the post-termination covenants described above.

Upon Mr. Essner’s retirement as an employee in June 2008, he became entitled to receive the benefits described in the third sentence of the preceding paragraph, which had an estimated value of $1.6 million as of his retirement date. This amount is solely an estimate and does not necessarily reflect the actual value of the benefits that Mr. Essner will receive.

Consulting Agreement — Dr. Ruffolo

In connection with Dr. Ruffolo’s retirement, we entered into a consulting agreement with Dr. Ruffolo and Ruffolo Consulting, LLC (a company owned by Dr. Ruffolo), effective as of August 1, 2008, pursuant to which Dr. Ruffolo consults with and advises us on matters within his expertise as we may reasonably request from time to time, including assistance in regulatory matters and litigation, new products and/or licensing matters, candidate assessment and transition support, with Dr. Ruffolo’s services being limited to no more than 20% of the average level of services performed by him over the 36 months immediately preceding his retirement. The consulting agreement, which may be terminated by any party on 90 days’ notice, is for a term of one year and may continue for additional one-year terms at our election.

During the initial one-year term, we will pay to Ruffolo Consulting, LLC consulting fees consisting of $25,000 per month, together with reimbursement of expenses, if applicable. Following the initial one-year term, if the term of the consulting agreement is extended, we will pay to Ruffolo Consulting, LLC consulting fees at a mutually agreed upon daily rate for actual services rendered on an as needed basis. In addition, Dr. Ruffolo was entitled to receive an annual incentive compensation award for 2008 (pro-rated for the period of his employment during 2008), in an amount determined by the Compensation Committee in its sole discretion. This award was paid to Dr. Ruffolo in a lump sum in March 2009 and is reflected in the “— Summary Compensation Table.”

Offer Letter — Dr. Dolsten

In connection with Dr. Dolsten’s employment, we agreed that if Dr. Dolsten’s employment is terminated by us for any reason other than gross misconduct, theft, conviction of a felony, or under circumstances that would entitle him to any payment under a change of control severance agreement, in exchange for his execution of a waiver and release, we would provide him with a severance benefit equal to two times his base salary, at the rate in effect on the date immediately prior to his termination. This severance benefit would be paid monthly over a 24-month period following such a termination; provided, however, that in order to comply with Section 409A of the Internal Revenue Code, if Dr. Dolsten were a “specified employee” (specified employees are identified annually as our 100 highest statutory W-2 compensated employees) on his termination date, no severance payments would be made until the first day of the seventh month following termination and he would receive on such date a payment equal to seven months of base salary (7/24th of total severance) and the balance of the severance benefit would be paid in equal portions monthly thereafter. If Dr. Dolsten’s employment had been terminated as of December 31, 2008, absent a circumstance under which he would be entitled to any payment under a change in control agreement, he would have been entitled to aggregate severance payments of $1,500,000, paid as described in the preceding sentence.

DIRECTOR COMPENSATION

We use a combination of cash and equity-based incentive compensation to attract and retain highly qualified candidates to serve as non-employee directors on the Wyeth board of directors. In setting non-employee director compensation, we consider both the high level of expertise and the time commitment that board service requires. Information regarding the impact of our proposed merger with Pfizer on our director compensation programs will be set forth separately in the proxy statement to be mailed to our stockholders relating to the approval of the transaction.

Mr. Poussot, our Chairman, President and Chief Executive Officer, and Mr. Essner, our former Chairman, were Wyeth employees during 2008. The 2008 compensation for each of Messrs. Poussot and Essner is discussed below under “Executive Compensation.”

Compensation Framework for Non-Employee Directors

In 2008, we implemented a new compensation framework for non-employee directors, which consists of the following:

•	a determination every two years by the Nominating and Governance Committee of a total fixed annual dollar amount of compensation to be provided to each non-employee director (set at $220,000 for 2008 and 2009);

•	the delivery of that total fixed annual compensation 40% in cash and 60% in equity, with an annual cash retainer fee representing the cash portion and deferred stock units (DSUs) representing the equity portion; and

•	a separate annual cash committee chairman fee of $15,000, but no other meeting or committee service fees.

Under this compensation framework, beginning in 2008, we no longer grant stock options to non-employee directors. As part of this compensation framework, the Wyeth board of directors adopted the Wyeth 2008 Non-Employee Director Stock Incentive Plan, which was approved by our stockholders at our 2008 Annual Meeting of Stockholders. Under this plan, each non-employee director was granted DSUs for 2008 with a value equal to 60% of $220,000, measured using the closing price of our common stock on the date of the grant, which was the date of the Wyeth 2008 Annual Meeting of Stockholders. Distribution of shares covered by DSUs is deferred until the later of the termination of the non-employee director’s service on the Wyeth board of directors or a later date elected by the non-employee director. Each annual DSU vests on the earlier of (1) the day immediately prior to our next annual meeting of stockholders and (2) 12 months from the date of grant, except that DSUs granted to newly elected directors do not vest until the date that is 12 months and 30 days from the date of grant. However, if a director has not yet served for at least two continuous years on the Wyeth board of directors, vesting is delayed until he or she meets this two-year service requirement. The DSUs also become immediately vested upon (1) the termination of the director’s service on the Wyeth board or directors (following at least two years of continuous service) on account of death or mandatory retirement, (2) a change in control, such as our contemplated merger with Pfizer or (3) the exercise of discretion by the Compensation Committee (as defined below) to accelerate vesting. DSUs are credited to a bookkeeping account established for each non-employee director, and a number of shares of our common stock equal to the number of DSUs granted to each non-employee director is contributed to a grantor trust on the grant date. On each date that cash dividends are otherwise payable to the holders of common stock, the DSUs are credited with dividend equivalents. As the dividend equivalents in any deferred unit account equal the value of additional full shares of stock, we contribute shares of stock to the grantor trust. Directors have the ability to direct the trustee of the grantor trust with respect to the voting of the shares of common stock underlying the DSUs, and the trustee does not have discretion to vote those shares unless instructed to do so.

Under our 1994 Restricted Stock Plan for Non-Employee Directors, each non-employee director first elected as a director prior to April 27, 2006 is entitled to receive an initial grant of 800 shares of restricted stock and four subsequent annual grants of 800 shares of restricted stock for a total of 4,000 shares of restricted stock over a five-year period. These awards vest on the fifth anniversary of election to the Wyeth board of directors and are subject to the terms and conditions of the plan, which includes a provision for the acceleration of vesting of outstanding restricted stock awards upon a change in control. Non-employee directors may elect to defer receipt of their shares following the end of the vesting period, in which case these deferred shares are contributed to a grantor trust following the end of the vesting period. Non-employee directors first elected on or after April 27, 2006 do not receive these awards. Four of our continuing non-employee directors received 800 share annual grants in 2008 as scheduled under this plan.

Directors’ Deferral Plan

We also maintain our Directors’ Deferral Plan, under which non-employee directors’ fees may be deferred in amounts specified by each non-employee director. The deferred amounts accrue interest, compounded quarterly, at a market rate set annually (equal to 120% of the applicable federal long-term rate) or may be allocated to phantom stock units on a quarterly basis. Phantom stock units accrue dividend equivalents that are credited quarterly and are paid in cash upon distribution from the plan.

Other Benefits

During 2008, non-employee directors were entitled to participate in our medical, dental, vision and prescription drug plans by paying the full applicable premium associated with their coverage. Wyeth directors also receive business travel and accident insurance coverage and may participate in our charitable matching gift program, which currently provides that Wyeth matches 50%, up to a maximum of $12,500 per year, of charitable gifts by directors. We provide or reimburse directors for first-class air travel to and from meetings of the Wyeth board of directors. We invited directors’ spouses/significant others to attend one off-site meeting of the Wyeth board of directors in 2008, and we paid the costs of this attendance in order to encourage attendance and foster social interaction among the members of the Wyeth board of directors.

2008 Directors’ Compensation Table

The following table presents compensation information for our non-employee directors for the fiscal year ended December 31, 2008. The table presents compensation information for all non-employee directors who served on the Wyeth board of directors during 2008; however, Professor Feerick and Messrs. Critelli and Seidenberg served on the Wyeth board of directors for only part of the year. Mr. Critelli was elected to the Wyeth board of directors at the April 24, 2008 Annual Meeting of Stockholders. Professor Feerick retired effective July 31, 2008 in connection with the mandatory retirement provisions of the Wyeth Corporate Governance Guidelines and Mr. Seidenberg resigned effective February 29, 2008.

	Fees Earned or Paid	Stock	Option	All Other
	in Cash(1)	Awards(2)	Awards(2)	Compensation(3)	Total
Name	($)	($)	($)	($)	($)

Robert M. Amen	$88,000	$63,124	—	$7,500	$158,624
Michael J. Critelli	$60,440	$45,397	—	—	$105,837
John D. Feerick	$81,000	$152,822	$13,395	$18,500	$265,717
Frances D. Fergusson, Ph.D.	$103,000	$159,413	$13,395	$10,159	$285,967
Victor F. Ganzi	$103,000	$142,528	$13,395	$2,102	$261,025
Robert Langer, Sc.D.	$88,000	$195,451	$13,395	$21,418	$318,264
John P. Mascotte	$103,000	$112,085	$13,395	$26,448	$254,928
Raymond J. McGuire	$88,000	$126,310	$22,159	—	$236,469
Mary Lake Polan, M.D., Ph.D., M.P.H.	$103,000	$112,085	$13,395	$12,638	$241,118
Gary L. Rogers	$88,000	$145,699	$13,395	—	$247,094
Ivan G. Seidenberg	$22,000	$(46,410)	$(29,130)	$12,500	$(41,040)
John R. Torell III	$103,000	$112,085	$13,395	$5,761	$234,241

(1)	Reflects the aggregate dollar amount of annual retainer and committee chairman fees earned and payable in cash. Non-employee directors are permitted to defer director fees and, for 2008, under the Directors’ Deferral Plan, directors deferred the following amounts: $88,000 for Mr. Amen, $103,000 for Mr. Ganzi and $22,000 for Mr. Seidenberg.

(2)	The column entitled “Stock Awards” represents the compensation cost recognized for financial statement reporting purposes in 2008 in accordance with SFAS No. 123R, disregarding the estimate of forfeitures related to service-based vesting conditions, for restricted stock granted in 2008 and prior years under the 1994 Restricted Stock Plan for Non-Employee Directors and DSUs granted in 2007 and 2008 under both our prior and new non-employee director compensation frameworks. The column entitled “Option Awards” represents the compensation cost recognized for financial statement reporting purposes in 2008 in accordance with SFAS No. 123R, disregarding the estimate of forfeitures related to service-based vesting conditions, for stock options granted in 2007 under our prior non-employee director compensation framework. DSUs were granted under our 2006 Non-Employee Director Stock Incentive Plan and our 2008 Non-Employee Director Stock Incentive Plan, and stock options were granted under our 2006 Non-Employee Director Stock Incentive Plan. Amounts shown for Mr. Seidenberg reflect the reversal of compensation cost in accordance with SFAS No. 123R, resulting from his forfeiture of unvested DSUs and unvested stock option awards upon his resignation from the Wyeth board of directors. The expense for restricted stock and DSUs is based upon the share price of our common stock on the grant date of the award and is recognized pro rata over the vesting period. Stock option expense is determined based upon the Black-Scholes option pricing model based on the following assumptions and is recognized pro rata over the vesting period:

	2007 Grant

Expected Life of Options	5.5 Years	*
Expected Volatility	19.91%	*
Expected Dividend Yield	2.11%
Risk-Free Rate	4.58%	*

*	Due to the mandatory retirement age of 72 set forth in the Wyeth Corporate Governance Guidelines, for Professor Feerick, assumptions for the 2007 grant were an expected life of the options of 4.0 years, expected volatility of 19.24% and a risk free rate of 4.55%.

The following table shows equity grants awarded in 2008 to non-employee directors:

	1994 Restricted Stock Plan			2008 Non-Employee
	for Non-Employee Directors			Director Stock Incentive Plan			Total Grant Date
	Grant	Number of	Grant Date	Grant	Number of	Grant Date	Fair Value of Stock
Name	Date	Shares	Fair Value*	Date	Units	Fair Value*	Awards*

Mr. Amen	—	—	—	4/24/2008	2,963	$132,031	$132,031
Mr. Critelli	—	—	—	4/24/2008	2,963	$132,031	$132,031
Prof. Feerick	—	—	—	4/24/2008	2,963	$132,031	$132,031
Dr. Fergusson	01/02/2008	800	$35,112	4/24/2008	2,963	$132,031	$167,143
Mr. Ganzi	12/01/2008	800	$25,720	4/24/2008	2,963	$132,031	$157,751
Dr. Langer	01/02/2008	800	$35,112	4/24/2008	2,963	$132,031	$167,143
Mr. Mascotte	—	—	—	4/24/2008	2,963	$132,031	$132,031
Mr. McGuire	—	—	—	4/24/2008	2,963	$132,031	$132,031
Dr. Polan	—	—	—	4/24/2008	2,963	$132,031	$132,031
Mr. Rogers	10/01/2008	800	$30,456	4/24/2008	2,963	$132,031	$162,487
Mr. Seidenberg	—	—	—	—	—	—	—
Mr. Torell	—	—	—	4/24/2008	2,963	$132,031	$132,031

*	Grant date fair value for restricted stock and DSUs was computed by multiplying the number of shares by the market value of our common stock on the grant date. The grant date fair values were developed solely for the purpose of comparative disclosure in accordance with SEC rules using the same valuation model and assumptions, disregarding the estimate of forfeitures relating to service-based vesting conditions, as applied for purposes of our consolidated financial statements for the year ended December 31, 2008 and are not intended to predict future prices of our common stock or our future dividend distributions. The ultimate values of these equity awards will depend on the future market price of our common stock and cannot be forecasted with reasonable accuracy. The actual value, if any, a holder will realize upon sale of restricted stock and the stock received upon conversion of DSUs will depend on the market value of our common stock on the date of sale.

The following table presents all outstanding stock option awards held at December 31, 2008 by each person who served as a non-employee director during 2008. In each case, these stock options were granted prior to 2008 under our former compensation programs for non-employee directors.

	Number of
	Securities Underlying
	Unexercised Options	Option Exercise
	(#)	Price	Option
Name	Exercisable*	($)	Expiration Date

Mr. Amen	—	—	—

Mr. Critelli	—	—	—

Prof. Feerick	3,000	$65.1875	4/22/2009
	3,000	$56.5938	4/27/2010
	4,000	$56.5250	4/26/2011
	4,000	$60.7050	4/25/2012
	4,000	$41.0500	4/24/2013
	4,000	$40.2200	4/22/2014
	4,000	$43.5700	4/21/2015
	3,500	$48.2200	7/31/2011
	3,500	$56.0000	7/31/2011

Total:	33,000

Dr. Fergusson	4,000	$43.5700	4/21/2015
	3,500	$48.2200	4/27/2016
	3,500	$56.0000	4/26/2017

Total:	11,000

Mr. Ganzi	3,500	$48.2200	4/27/2016
	3,500	$56.0000	4/26/2017

Total:	7,000

Dr. Langer	4,000	$40.2200	4/22/2014
	4,000	$43.5700	4/21/2015
	3,500	$48.2200	4/27/2016
	3,500	$56.0000	4/26/2017

Total:	15,000

Mr. Mascotte	3,000	$65.1875	4/22/2009
	3,000	$56.5938	4/27/2010
	4,000	$56.5250	4/26/2011
	4,000	$60.7050	4/25/2012
	4,000	$41.0500	4/24/2013
	4,000	$40.2200	4/22/2014
	4,000	$43.5700	4/21/2015
	3,500	$48.2200	4/27/2016
	3,500	$56.0000	4/26/2017

Total:	33,000

Mr. McGuire	3,500	$56.0000	4/26/2017

	Number of
	Securities Underlying
	Unexercised Options	Option Exercise
	(#)	Price	Option
Name	Exercisable*	($)	Expiration Date

Dr. Polan	3,000	$65.1875	4/22/2009
	3,000	$56.5938	4/27/2010
	4,000	$56.5250	4/26/2011
	4,000	$60.7050	4/25/2012
	4,000	$41.0500	4/24/2013
	4,000	$40.2200	4/22/2014
	4,000	$43.5700	4/21/2015
	3,500	$48.2200	4/27/2016
	3,500	$56.0000	4/26/2017

Total:	33,000

Mr. Rogers	3,500	$48.2200	4/27/2016
	3,500	$56.0000	4/26/2017

Total:	7,000

Mr. Seidenberg	3,000	$65.1875	4/22/2009
	3,000	$56.5938	4/27/2010
	4,000	$56.5250	4/26/2011
	4,000	$60.7050	4/25/2012
	4,000	$41.0500	4/24/2013
	4,000	$40.2200	4/22/2014
	4,000	$43.5700	4/21/2015
	3,500	$48.2200	2/28/2011

Total:	29,500

Mr. Torell	3,000	$65.1875	4/22/2009
	3,000	$56.5938	4/27/2010
	4,000	$56.5250	4/26/2011
	4,000	$60.7050	4/25/2012
	4,000	$41.0500	4/24/2013
	4,000	$40.2200	4/22/2014
	4,000	$43.5700	4/21/2015
	3,500	$48.2200	4/27/2016
	3,500	$56.0000	4/26/2017

Total:	33,000

     * Non-employee directors did not hold any unexercisable stock options at December 31, 2008.

In addition, at December 31, 2008, each current non-employee director had 2,963 DSUs granted in 2008 that had not yet vested; Dr. Fergusson, Mr. Ganzi and Mr. Rogers had 3,200 shares of restricted stock that had not yet vested; and Dr. Langer had 4,000 shares of restricted stock that had not yet vested, but which subsequently vested in January 2009.

(3)	Represents Wyeth’s matching contributions under our charitable matching gift program, the aggregate incremental cost to us of non-business activities in connection with the offsite meeting of the Wyeth board of directors in 2008 and the reimbursement by us of taxes incurred by the director as a result of such attendance as follows:

			Non-Business
	Matching		Activities at
	Charitable		Off-Site Board	Reimbursement	Total All Other
Name	Contributions		Meeting	of Taxes	Compensation

Mr. Amen	$7,500		—	—	$7,500
Mr. Critelli	—		—	—	—
Prof. Feerick	$18,500	*	—	—	$18,500
Dr. Fergusson	$1,500	*	$1,289	$7,370	$10,159
Mr. Ganzi	—		$1,117	$985	$2,102
Dr. Langer	$10,000		$985	$10,433	$21,418
Mr. Mascotte	$12,500		$1,170	$12,778	$26,448
Mr. McGuire	—		—	—	—
Dr. Polan	$10,750		$1,003	$885	$12,638
Mr. Rogers	—		—	—	—
Mr. Seidenberg	$12,500	*	—	—	$12,500
Mr. Torell	$250		$985	$4,526	$5,761

*	Amount for Professor Feerick includes $6,000 in matching contributions paid by Wyeth in 2008 for donations made by Professor Feerick in late 2007; amount for Dr. Fergusson represents matching contributions paid by Wyeth in 2009 for donations made by Dr. Fergusson in late 2008; and amount for Mr. Seidenberg represents matching contributions paid by Wyeth in 2008 for donations made by Mr. Seidenberg in late 2007.

We invited directors’ spouses/significant others to attend one off-site meeting of the Wyeth board of directors in 2008, and we paid the costs of this attendance in order to encourage attendance and foster social interaction among the members of the Wyeth board of directors, which we view as a legitimate business purpose, and accordingly, we have not included the costs of travel, lodging and activities that we considered to be business-related. Amounts shown reflect the aggregate incremental cost to us of non-business activities at the meeting.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Ganzi, Amen, Critelli, Mascotte and Rogers and, prior to his retirement, Mr. Seidenberg served on the Compensation Committee during 2008. There were no Compensation Committee interlocks during 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITIES OWNED BY MANAGEMENT

The table below shows the number of shares of Wyeth common stock beneficially owned on February 2, 2009, by:

•	each of our current directors;

•	each of our named executive officers; and

•	all of our current directors and executive officers as a group.

We calculate beneficial ownership by including shares owned in each director’s or executive officer’s name (or by any member of his or her immediate family sharing his or her home). We also include shares held by a broker for the benefit of the officer or director and securities which the officer or director could purchase within 60 days (such as exercisable or potentially exercisable stock options, which are listed in a separate column). Amounts shown below do not include phantom stock units (as they are not “beneficially owned” under applicable rules) or additional shares acquired after February 2, 2009, except that shares of common stock issued to the executive officers in connection with the February 2009 conversion of certain performance share unit awards that are described in the section entitled “Executive Compensation — Option Exercises and Stock Vested in 2008” under “Item 11. Executive Compensation” have been included. Amounts shown in the table below include common stock that has been earned but the receipt of which has been deferred into a “restricted stock trust” for the benefit of certain of our executive officers and directors under which they have sole voting power but do not have dispositive power prior to distribution. No director or executive officer owns shares of our preferred stock.

			Potentially
Name of Beneficial Owner	Wyeth Common Stock		Exercisable Options		Percent of Class

Directors:
Robert M. Amen	3,028	(1)	—		*
Michael J. Critelli	4,099	(1)	—		*
Frances D. Fergusson, Ph.D.	9,585	(2)	11,000		*
Victor F. Ganzi	18,826	(3)	7,000		*
Robert Langer, Sc.D.	9,563	(2)	15,000		*
John P. Mascotte	14,468	(4)	33,000		*
Raymond J. McGuire	4,329	(5)	3,500		*
Mary Lake Polan, M.D., Ph.D., M.P.H.	11,296	(4)	33,000		*
Bernard Poussot	402,252	(6)	1,439,434		*
Gary L. Rogers	8,763	(3)	7,000		*
John R. Torell III	11,168	(7)	33,000		*
Other Named Executive Officers:
Gregory Norden	38,198		273,503		*
Joseph M. Mahady	269,736	(8)	799,600		*
Lawrence V. Stein	47,390	(9)	454,750	(9)	*
Mikael Dolsten, M.D., Ph.D.	—		—		*
Robert Essner	738,897	(10)	4,576,800		*
Robert R. Ruffolo, Jr., Ph.D.	179,589		555,000		*
All current executive officers and directors as a group (26 persons)	1,187,620	(11)	5,259,416		*

*	Less than one percent (1%).

(1)	Includes or, in the case of Mr. Amen, represents 2,963 DSUs awarded under our 2008 Non-Employee Director Stock Incentive Plan (plus accrued dividend equivalents) held in the restricted stock trust. In the case of Mr. Critelli, also includes 71 shares held by, or jointly with, his spouse.

(2)	Represents 2,400 DSUs awarded under our 2006 Non-Employee Director Stock Incentive Plan and 2,963 DSUs awarded under our 2008 Non-Employee Director Stock Incentive Plan (in each case, plus accrued dividend equivalents) held in the restricted stock trust and 4,000 shares of restricted stock awarded under our 1994 Restricted Stock Plan for Non-Employee Directors (1,600 shares of which, plus accrued dividend equivalents, are held in the restricted stock trust in the case of Dr. Fergusson).

(3)	Includes or, in the case of Mr. Rogers, represents 2,400 DSUs awarded under our 2006 Non-Employee Director Stock Incentive Plan and 2,963 DSUs awarded under our 2008 Non-Employee Director Stock Incentive Plan (in each case, plus accrued dividend equivalents) held in the restricted stock trust and 3,200 shares of restricted stock awarded under our 1994 Restricted Stock Plan for Non-Employee Directors (2,400 shares of which, plus accrued dividend equivalents, are held in the restricted stock trust in the case of Mr. Ganzi).

(4)	Includes 4,000 shares of restricted stock awarded under our 1994 Restricted Stock Plan for Non-Employee Directors, 2,400 DSUs awarded under our 2006 Non-Employee Director Stock Incentive Plan and 2,963 DSUs awarded under our 2008 Non-Employee Director Stock Incentive Plan (in each case, plus accrued dividend equivalents) held in the restricted stock trust.

(5)	Includes 1,200 DSUs awarded under our 2006 Non-Employee Director Stock Incentive Plan and 2,963 DSUs awarded under our 2008 Non-Employee Director Stock Incentive Plan (in each case, plus accrued dividend equivalents) held in the restricted stock trust.

(6)	Includes 7,982 shares owned jointly with Mr. Poussot’s spouse and 259,086 shares held in the restricted stock trust.

(7)	Represents 4,000 shares of restricted stock awarded under our 1994 Restricted Stock Plan for Non-Employee Directors, 2,400 DSUs awarded under our 2006 Non-Employee Director Stock Incentive Plan and 2,963 DSUs awarded under our 2008 Non-Employee Director Stock Incentive Plan (in each case, plus accrued dividend equivalents) held in the restricted stock trust and 700 shares owned by Mr. Torell’s spouse.

(8)	Includes 199,732 shares held in the restricted stock trust.

(9)	Does not include certain securities, including certain securities shown as outstanding under “Executive Compensation — Outstanding Equity Awards at 2008 Year-End” under “Item 11. Executive Compensation,” that are subject to a domestic relations order pursuant to which the economic interest in certain shares held in the restricted stock trust and the economic interest in certain stock options was transferred to Mr. Stein’s former spouse (i.e., such stock options were retained by Mr. Stein due to plan restrictions on transfer, but his former spouse will receive the economic benefit from, and has discretion with respect to, exercises and sales).

(10)	Includes 614,859 shares owned jointly with Mr. Essner’s spouse.

(11)	Includes 572,631 shares held in the restricted stock trust.

SECURITIES OWNED BY CERTAIN BENEFICIAL OWNERS

Based on a review of Schedules 13D and 13G filed by holders with the SEC, we are not aware of any person or entity beneficially owning more than 5% of Wyeth’s outstanding common stock or preferred stock.

EQUITY COMPENSATION PLAN INFORMATION

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

Number of
Securities
Remaining
	Number of		Weighted	Available for
	Securities to be		Average	Future
	Issued upon		per Share	Issuance under
	Exercise of		Exercise Price	Equity Compensation
	Outstanding		of Outstanding	Plans Excluding
	Options and Rights		Options and	Securities Reflected
Plan Category	(Column A)(#)		Rights(1)($)	in Column A(#)
Equity Compensation Plans Approved by Stockholders	150,583,319	(2)(3)	$51.04	54,953,421 (4)
Equity Compensation Plans Not Approved by Stockholders	226,000	(5)	$50.59	24,000 (5)
Total	150,809,319		$51.04	54,977,421

(1)	Shares issuable pursuant to outstanding performance share unit awards, restricted stock unit awards and deferred stock unit awards are not included in the calculation of weighted average exercise price, as there is no exercise price for these shares.

(2)	Issued under our 1996, 1999 and 2002 Stock Incentive Plans, 2005 Amended and Restated Stock Incentive Plan, 2006 and 2008 Non-Employee Director Stock Incentive Plans and 1994 Restricted Stock Plan for Non-Employee Directors. Performance share unit awards are reflected at 100% of target.

(3)	Also includes shares of common stock underlying outstanding awards under our Management Incentive Plan that will vest upon retirement or termination of each participant. These awards will be paid in shares of common stock. No additional awards are being made under the Management Incentive Plan, which has been replaced by our Performance Incentive Award Program and Executive Incentive Plan.

(4)	Includes 46,400 shares that remain available for issuance under the 1994 Restricted Stock Plan for Non-Employee Directors. No further grants are being made under this plan other than continuing annual grants to three non-employee directors who joined the Board prior to April 27, 2006 until they reach their total award of 4,000 shares. Excludes 206,000 shares that remained available for issuance under the 2006 Non-Employee Director Stock Incentive Plan, as no further grants are being made under this plan effective with the approval by our stockholders of the Wyeth 2008 Non-Employee Director Stock Incentive Plan.

(5)	Issued under our Stock Option Plan for Non-Employee Directors, which is described below. Although 24,000 shares remain available for issuance under this plan, no further grants are being made under this plan.
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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

TRANSACTIONS WITH MANAGEMENT AND OTHERS

We retained the law firm of Pepper Hamilton LLP in connection with various legal matters in 2008 and have paid or are expected to pay approximately $3.35 million for these services. In 2009, we have retained and expect to continue to retain this firm, with net billings of approximately $544,000 as of March 2009. Nina M. Gussack is a partner at Pepper Hamilton and the sister-in-law of Lawrence V. Stein, Senior Vice President and General Counsel of Wyeth. As part of Pepper Hamilton’s overall representation of Wyeth, Ms. Gussack has provided specialized legal advice regarding clinical trial and drug development to Wyeth. Following Mr. Stein’s promotion to General Counsel of Wyeth as of July 1, 2003, the Audit Committee of the Wyeth board of directors established procedures for hiring Pepper Hamilton while Mr. Stein is General Counsel. Under these procedures, which require the approval of the Chief Executive Officer or Chief Financial Officer for retention, Mr. Stein is not directly involved in determinations to retain Pepper Hamilton, although as General Counsel he has a right to veto any retention which has been approved.

In addition, in 2007 we entered into an employment agreement with Mr. Essner, our former Chairman and Chief Executive Officer, and in 2008 we entered into a consulting agreement with Dr. Ruffolo, our former Senior Vice President and President, Wyeth Research, and Ruffolo Consulting LLC, each of which is described under “Executive Compensation — Potential Payments upon Termination or Change in Control” under “Item 11. Executive Compensation.”

Information regarding vesting of equity and estimates of payments and benefits that our executive officers and directors may receive as a result of the contemplated merger with Pfizer, if consummated, will be set forth separately in the proxy statement to be mailed to our stockholders relating to the approval of the transaction.

Review and Approval of Transactions with Management and Others

We maintain various policies and procedures relating to the review, approval or ratification of transactions in which Wyeth is a participant and in which any of our directors, executive officers, 10% stockholders (if any) or their family members have a direct or indirect material interest. We refer to these individuals and entities in this Form 10-K/A as related persons. The Wyeth Code of Conduct, which is available on our Internet Web site at www.wyeth.com, prohibits Wyeth employees, including our executive officers, and, in some cases, their family members, from engaging in specified activities without prior written consent from the Wyeth Ethics Office. These activities typically relate to situations where a Wyeth employee, and, in some cases, an immediate family member, may have significant financial or business interests in another company competing with or doing business with Wyeth, or who stands to benefit in some way from such a relationship or activity. The Wyeth Code of Conduct also requires that our independent directors disclose potential conflicts of interest to us for evaluation by the Wyeth board of directors.

Each year, we require our directors and executive officers to complete a questionnaire, among other things, to identify any transactions or potential transactions with us in which a director or an executive officer or one of their family members or associated entities has an interest. We also require that directors and executive officers notify our Corporate Secretary of any changes during the course of the year to the information provided in the annual questionnaire as soon as possible.

The Audit Committee of the Wyeth board of directors, pursuant to its charter, has responsibility for reviewing and approving, ratifying or making recommendations to the Wyeth board of directors regarding related person transactions as defined under SEC regulations to the extent not delegated to another committee of the Wyeth board of directors. In addition, the Wyeth board of directors annually determines the independence of directors based on a review by the directors and the Nominating and Governance Committee as described under “Independence of Directors.” Additionally, the Wyeth board of directors has adopted a specific set of procedures designed to ensure the continued independence of any director whose employer does, or potentially may do, significant business with Wyeth.

We believe that these policies and procedures collectively ensure that all related person transactions requiring disclosure under SEC rules are appropriately reviewed and approved or ratified. Each of the transactions disclosed above in this section has been reviewed and approved or ratified by the Wyeth board of directors.

INDEPENDENCE OF DIRECTORS

The Wyeth board of directors annually determines the independence of our directors based on a review by the directors and the Nominating and Governance Committee. The NYSE Corporate Governance Standards require that a majority of the board be independent and that for a director to qualify as independent, the board must affirmatively determine that the director has no material relationship with Wyeth, either directly or as a partner, shareholder or officer of an organization that has a relationship with us. In determining whether a material relationship exists, the Wyeth board of directors and the Nominating and Governance Committee broadly consider all relevant facts and circumstances brought to their attention through the processes described below. In addition, the Wyeth board or directors has a specific set of procedures designed to ensure the continued independence of any director whose employer does, or potentially may do, significant business with Wyeth.

The Wyeth Corporate Governance Guidelines adopted by the Wyeth board of directors contain standards of independence that meet or exceed the NYSE Corporate Governance Standards. These independence standards are set out in detail in Section II.b. of the Wyeth Corporate Governance Guidelines available on the Corporate Governance section of our Internet Web site at www.wyeth.com and generally provide that a director will not be considered independent if:

•	the director is, or has been within the last three years, an employee of Wyeth, or an immediate family member of the director is, or has been within the last three years, an executive officer of Wyeth;

•	the director, or an immediate family member of the director, has received more than $120,000 in any 12-month period in the last three years in direct compensation from Wyeth, other than director fees and pension or other forms of deferred compensation for prior service;

•	the director is a current partner or employee of our internal or external auditor, the director has an immediate family member who is a current partner of such a firm, the director has an immediate family member who is a current employee of such a firm and personally works on our audit, or the director or an immediate family member of the director was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on our audit within that time;

•	the director or an immediate family member of the director is, or in the last three years has been, employed as an executive officer of another company where any of Wyeth’s current executives serve on that company’s compensation committee; or

•	the director is employed by another company (other than a charitable organization), or an immediate family member of the director is employed as an executive officer of a company, that has made payments to, or received payments from, Wyeth for property or services in an amount which, in any of the last three years, exceeds the greater of $1 million and 2% of such other company’s consolidated gross revenue.

Please consult the Wyeth Corporate Governance Guidelines for specific information on how we apply these standards.

The Wyeth Corporate Governance Guidelines also provide that the following relationships will not be considered material relationships that would impair a director’s independence:

•	if a director of Wyeth is an executive officer or an employee, or the director’s immediate family member is an executive officer, of another company that makes payments to, or receives payments from, Wyeth for property or services in an amount which, in any single fiscal year, does not exceed the greater of (i) $1 million and (ii) 2% of such other company’s consolidated gross revenues;

•	if a director of Wyeth is an executive officer or employee of another company that is indebted to Wyeth, or to which Wyeth is indebted, and the total amount of the indebtedness is less than 2% of the consolidated assets of the company wherein the director serves as an executive officer or employee;

•	if a director of Wyeth is an executive officer of another company in which Wyeth owns an equity interest and the amount of the equity interest held by Wyeth is less than 10% of the total shareholders’ equity of the company at which the director serves as an executive officer; or

•	if a director of Wyeth serves as a director, officer or trustee of a charitable organization and Wyeth’s contributions to the organization in the most recently completed fiscal year are less than the greater of (i) $1 million and (ii) 2% of that organization’s gross revenue.

Pursuant to the Wyeth Corporate Governance Guidelines and the categorical standards of independence that they set forth, the Wyeth board or directors reviewed the independence of each of its directors in February 2009, taking into account potential conflicts of interest, transactions or other relationships that would reasonably be expected to potentially compromise any of our directors’ independence. In performing this review, the Wyeth board of directors, together with the Nominating and Governance Committee, reviewed a memorandum prepared by Wyeth’s internal audit and law departments, which included an analysis of directors’ responses to a questionnaire inquiring about, among other things, their relationships (and those of their immediate family members) with us, their affiliations with other companies and other potential conflicts of interest.

As a result of this review, the Wyeth board of directors, based on the recommendation of the Nominating and Governance Committee, affirmatively determined that all of Wyeth’s directors are independent of Wyeth and its management under the standards set forth in the Wyeth Corporate Governance Guidelines, with the exception of Mr. Poussot, who is not independent because of his employment as our Chairman, President and Chief Executive Officer.

In making independence determinations with regard to our non-employee directors, the Wyeth board or directors and the Nominating and Governance Committee considered the following categories and types of transactions, relationships and arrangements:

•	With respect to Mr. Ganzi, who previously served as a director and the President and Chief Executive Officer of The Hearst Corporation, and Dr. Polan, whose spouse serves as the current Chief Executive Officer and Vice Chairman of the Board and Chairman of the Executive Committee of Hearst, certain arm’s-length, ordinary course commercial transactions between Wyeth and Hearst;

•	With respect to Mr. Mascotte, a pledge of cash donations and product supplies by Wyeth to the Ghana Essential Medicines Initiative, a charitable initiative to support the availability of pharmaceutical supplies in Ghana supported by The Population Council, leading pharmaceutical companies and The Mascotte Family Fund of the Aspen Community Foundation; and

•	With respect to Mr. McGuire, who serves as Co-Head, Global Investment Banking at Citi, certain arm’s-length, ordinary course commercial banking, financial advisory, underwriting and other financial services arrangements and transactions between Wyeth and Citi.

In each case, the transactions, relationships and arrangements considered were determined to be within the applicable categorical independence standards under the Wyeth Corporate Governance Guidelines.

In addition, Mr. Essner, who served as the Chairman of the Wyeth board of directors until June 27, 2008, was considered not independent by the Wyeth board of directors because of his employment as our Chairman through that date and his prior role as our Chief Executive Officer. Professor Feerick, who served on the Wyeth board of directors until July 31, 2008, and Mr. Seidenberg, who served on the Wyeth board of directors until February 29, 2008, were considered independent by the Wyeth board of directors. In determining the independence of Mr. Seidenberg, who serves as Chairman and Chief Executive Officer of Verizon Communications Inc., the Wyeth board of directors and the Nominating and Governance Committee considered certain arm’s-length, ordinary course commercial transactions between Wyeth and Verizon. These relationships were determined to be within the applicable categorical independence standards under the Wyeth Corporate Governance Guidelines.

In November 2008, the Wyeth board of directors amended the Wyeth Corporate Governance Guidelines to establish the role of the lead director, which will be active and filled by an independent director whenever our Chairman does not qualify as an independent director under the Wyeth Corporate Governance Guidelines. The first lead director will be appointed following the next annual meeting of Wyeth stockholders for a one-year term, subject to renewal for a maximum of two additional twelve-month periods. The lead director will receive a cash retainer of $20,000 per year, paid in quarterly installments (prorated for the portion of any calendar quarter served). The Charter of the Lead Director is available on the Wyeth Internet Web site at www.wyeth.com.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

On February 28, 2008, the Audit Committee of the Wyeth board of directors appointed PricewaterhouseCoopers LLP as our independent registered public accounting firm for 2008, as ratified by stockholders at the 2008 Annual Meeting of Stockholders. PricewaterhouseCoopers LLP also has acted in this capacity since 2001. The information below includes amounts billed or expected to be billed for these services.

Audit Fees

The aggregate fees billed or expected to be billed by PricewaterhouseCoopers LLP for professional services rendered for the audit of our annual financial statements for the fiscal years ended December 31, 2008 and December 31, 2007 were $12.5 million and $11.1 million, respectively.

Audit-Related Fees

The aggregate fees billed or expected to be billed by PricewaterhouseCoopers LLP for audit-related services to Wyeth, for the fiscal years ended December 31, 2008 and December 31, 2007, were $1.9 million and $2.1 million, respectively. These services consist primarily of employee benefit plan audits, assistance with registration statements, consents and comfort letters related to debt issuances, assistance with divestitures and other services approved by the Audit Committee.

Tax Fees

The aggregate fees billed or expected to be billed by PricewaterhouseCoopers LLP for tax services to Wyeth for the fiscal years ended December 31, 2008 and December 31, 2007 were $2.1 million and $1.5 million, respectively. These services primarily relate to the analysis and review of consolidated and local foreign tax provisions, preparation of local foreign tax returns, assistance on foreign tax audits, as well as foreign transfer pricing documentation.

All Other Fees

There were no fees billed by PricewaterhouseCoopers LLP relating to any other services for the years ended December 31, 2008 and December 31, 2007.

It is the Audit Committee’s policy to approve in advance the types of audit, audit-related, tax and any other services to be provided by Wyeth’s independent registered public accounting firm. In situations when it is not possible to obtain full Audit Committee approval, the Audit Committee has delegated to the Chairman of the Audit Committee authority to grant pre-approvals of audit, audit-related, tax and all other services. All such pre-approved decisions are required to be reviewed with the full Audit Committee at its next scheduled meeting.

The Audit Committee has approved all of the aforementioned independent registered public accounting firm’s services and fees for 2008 and 2007 and, in doing so, has considered whether the provision of such services is compatible with maintaining independence.
PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
(2.1)	Agreement and Plan of Merger, dated as of January 25, 2009, among Pfizer Inc., Wagner Acquisition Corp., and the Company, is incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, dated January 29, 2009.

(3.1)	The Company’s Restated Certificate of Incorporation (as amended through May 3, 2007) is incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

(3.2)	The Company’s By-Laws (as amended through September 28, 2006) are incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, dated October 2, 2006.

(4.1)	Indenture, dated as of April 10, 1992, between the Company and The Bank of New York Mellon (successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference to Exhibit 4(a) of the Company’s Registration Statement on Form S-3 (File No. 33-57339), filed on January 18, 1995.

(4.2)	Supplemental Indenture, dated October 13, 1992, between the Company and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.), as Trustee, is incorporated by reference to Exhibit 4(b) of the Company’s Registration Statement on Form S-3 (File No. 33-57339), filed on January 18, 1995.

(4.3)	Second Supplemental Indenture, dated as of March 30, 2001, between the Company and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-4 (File No. 333-59642) filed on April 27, 2001.

(4.4)	Third Supplemental Indenture, dated as of February 14, 2003, between the Company and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit No.	Description
(4.5)	Fourth Supplemental Indenture, dated as of December 16, 2003, between the Company and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-3 (File No. 333-112450) filed on February 3, 2004.

(4.6)	Fifth Supplemental Indenture, dated as of December 16, 2003, between the Company and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.6 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(4.7)	Sixth Supplemental Indenture, dated as of November 14, 2005, between the Company and The Bank of New York Mellon (as successor to JPMorgan Chase Bank, N.A.) is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated November 15, 2005.

(4.8)	Seventh Supplemental Indenture, dated as of March 27, 2007, between the Company and The Bank of New York Mellon, as successor trustee, is incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, dated March 28, 2007.

(10.1)	Credit Agreement, dated as of August 2, 2007, among the Company, the banks and other financial institutions from time to time parties thereto, J.P. Morgan Securities Inc. and Citigroup Global Markets Inc., as Co-lead Arrangers and Joint Bookrunners, Citicorp USA Inc., as Syndication Agent, Bank of America, N.A., The Bank of Nova Scotia and UBS Securities LLC, as Co-documentation Agents and JPMorgan Chase Bank, N.A., as Administrative Agent for the lenders, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated August 8, 2007.

(10.2)	First Amendment to Credit Agreement, dated as of June 3, 2008, among the Company, various lenders from time to time party to the Credit Agreement, and JPMorgan Chase Bank, N.A., as Administrative Agent, is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.3)	Master Guarantee and Letter of Credit Agreement, dated as of December 16, 2003, between the Company and ABN AMRO Bank, N.V. is incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10.4)	Seventh Amendment, dated July 21, 2004, to the Nationwide Class Action Settlement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 11, 2005.

(10.5)	Indemnity Agreement (relating to Consent Decree), dated as of September 29, 2000, by and between the Company and Bernard Poussot is incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10.6)+	License Agreement, dated as of January 13, 2006, by and among the Company, acting through its Wyeth Pharmaceuticals Division, Wyeth Pharmaceuticals Company, Inc., Wyeth-Whitehall Pharmaceuticals Inc. and Wyeth Pharmaceuticals Company (on the one hand) and Teva Pharmaceutical Industries Ltd. and Teva Pharmaceuticals USA, Inc. (on the other hand) is incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005, filed on April 30, 2009.

(10.7)*	Employment Agreement, dated as of January 25, 2007, between the Company and Robert Essner is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 26, 2007.

Exhibit No.	Description
(10.8)*	Letter Agreement, dated as of December 20, 2007, between the Company and Robert Essner amending the Employment Agreement incorporated by reference to Exhibit 10.7 above is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated December 21, 2007.

(10.9)*	Wyeth 1996 Stock Incentive Plan (as amended through December 5, 2007) is incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10.10)*	Wyeth 1999 Stock Incentive Plan (as amended through December 5, 2007) is incorporated by reference to Exhibit 10.9 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10.11)*	Wyeth 2002 Stock Incentive Plan (as amended through December 5, 2007) is incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10.12)*	Wyeth 2005 Amended and Restated Stock Incentive Plan (amended and restated as of February 28, 2008) is incorporated by reference to Exhibit 99 of the Company’s Registration Statement on Form S-8 (File No. 333-150645), filed on May 5, 2008.

(10.13)*	Form of Stock Option Agreement (phased vesting) is incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.14)*	Form of Stock Option Agreement (transferable options) is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

(10.15)*	Form of Special Stock Option Agreement under the 1996 Stock Incentive Plan with Robert Essner dated June 21, 2001 (transferable option) is incorporated by reference to Exhibit 10.25 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.16)*	Form of Performance Share Award Agreement (409A Replacement for Outstanding 2006 Awards) is incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.17)*	Form of Performance Share Award Agreement for named executive officers and certain other officers (409A Replacement for Outstanding 2007 Awards) is incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.18)*	Form of Performance Share Award Agreement for certain other officers and other key employees (409A Replacement for Outstanding 2007 Awards) is incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.19)*	Form of Performance Share Award Agreement for certain other officers and other key employees (Form for 2007 Awards-without Deferral) is incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.20)*	Form of 2008 Performance Share Award Agreement for named executive officers and certain other executive officers is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(10.21)*	Form of 2008 Performance Share Award Agreement for certain other executive officers is incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.22)*	Form of 2008 Performance Share Award Agreement for certain other officers and other key employees is incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Exhibit No.	Description
(10.23)*	Form of 2008 Performance Share Award Agreement for certain other officers and other key employees not receiving the agreement referred to in Exhibit 10.22 is incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.24)*	Form of Restricted Stock Unit Award Agreement (three-year cliff vesting) (409A Replacement for Outstanding 2006 Awards) is incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.25)*	Form of Restricted Stock Unit Award Agreement (three-year cliff vesting) (409A Replacement for Outstanding 2007 Awards) is incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.26)*	Form of 2008 Restricted Stock Unit Award Agreement (three-year phased vesting) is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.27)*	Form of 2008 Restricted Stock Unit Award Agreement (three-year cliff vesting) is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.28)*	Form of Restricted Stock Unit Award Agreement under the 1999 Stock Incentive Plan with Bernard Poussot dated January 2, 2008 (phased vesting) (409A Replacement Agreement) is incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.29)*	Form of Restricted Stock Unit Award Agreement under the 2002 Stock Incentive Plan with certain executive officers dated January 23, 2008 (phased vesting) (409A Replacement Agreement) is incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.30)*	Form of Restricted Stock Award Agreement under the 1993 Stock Incentive Plan with Robert Ruffolo dated January 23, 2001 (phased vesting) is incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(10.31)*	Wyeth 1994 Restricted Stock Plan for Non-Employee Directors (as amended through December 15, 2008) was filed as Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(10.32)*	Form of Restricted Stock Grant Agreement under the Wyeth 1994 Restricted Stock Plan for Non-Employee Directors was filed as Exhibit 10.32 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(10.33)*	Form of Restricted Stock Unit Grant Agreement under the Wyeth 1994 Restricted Stock Plan for Non-Employee Directors was filed as Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(10.34)*	Stock Option Plan for Non-Employee Directors (as amended through November 16, 2006) is incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.35)*	2006 Non-Employee Director Stock Incentive Plan (as amended through December 5, 2007) is incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10.36)*	Wyeth 2008 Non-Employee Director Stock Incentive Plan is incorporated by reference to Exhibit 99 of the Company’s Registration Statement on Form S-8 (File No. 333-150646), filed on May 5, 2008.

(10.37)*	Form of Stock Option Agreement under the Stock Option Plan for Non-Employee Directors is incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

Exhibit No.	Description
(10.38)*	Form of Stock Option Award Agreement under the 2006 Non-Employee Director Stock Incentive Plan is incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated May 1, 2006.

(10.39)*	Form of Deferred Stock Unit Award Agreement under the 2006 Non-Employee Director Stock Incentive Plan (Existing Director) (409A Replacement for Outstanding 2006 and 2007 Awards) is incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.40)*	Form of Deferred Stock Unit Award Agreement under the 2006 Non-Employee Director Stock Incentive Plan (New Director) (409A Replacement for Outstanding 2006 and 2007 Awards) is incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.41)*	Form of Deferred Stock Unit Award Agreement under the 2008 Non-Employee Director Stock Incentive Plan (Existing Director) is incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.42)*	Form of Deferred Stock Unit Award Agreement under the 2008 Non-Employee Director Stock Incentive Plan (New Director) is incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.43)*	Wyeth Directors’ Deferral Plan (as amended through December 15, 2007) is incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10.44)*	Restricted Stock Trust Agreement under Wyeth Stock Incentive Plans is incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

(10.45)*	Amendment to Restricted Stock Trust Agreement under Wyeth Stock Incentive Plans is incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

(10.46)*	Second Amendment to Restricted Stock Trust Agreement under Wyeth Stock Incentive Plans, dated December 15, 2008 was filed as Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(10.47)*	Management Incentive Plan is incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

(10.48)*	Amendment to the Management Incentive Plan is incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.49)*	Amendment to the Management Incentive Plan (as amended through December 5, 2007), is incorporated by reference to Exhibit 10.36 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(10.50)*	Executive Incentive Plan (as amended through January 25, 2007) is incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(10.51)*	Summary Description of Performance Incentive Award Program is incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(10.52)*	Deferred Compensation Plan is incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

(10.53)*	Amendment to the Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated December 21, 2005.

(10.54)*	Wyeth 2005 (409A) Deferred Compensation Plan (effective as of January 1, 2005), as amended and restated December 15, 2008 was filed as Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit No.	Description
(10.55)*	Wyeth Supplemental Employee Savings Plan (effective as of January 1, 2005), as amended and restated December 15, 2008, was filed as Exhibit 10.55 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(10.56)*	Wyeth Executive Retirement Plan (effective as of January 1, 2005), as amended and restated December 15, 2008, was filed as Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(10.57)*	Wyeth Supplemental Executive Retirement Plan (effective as of January 1, 2005), as amended and restated December 15, 2008, was filed as Exhibit 10.57 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(10.58)*	Wyeth Retirement Plan for Foreign Based Employees (effective January 1, 2005), as amended and restated December 22, 2008, was filed as Exhibit 10.58 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(10.59)*	Form of 2006 Severance Agreement for Executive Officers and Certain Key Employees entered into by the Company and such individuals in August 2006 in replacement for the 1998 severance agreements is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.60)*	Form of Amendment to existing 2006 Severance Agreements (Section 409A) for Executive Officers and Certain Key Employees entered into between the Company and all executive officers and certain key employees relating to the forms of Severance Agreements incorporated by reference as Exhibit 10.59 above is incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.61)*	Form of 2006 Severance Agreement for Other Key Employees entered into by the Company and such individuals in August 2006 in replacement for the 1998 severance agreements is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.62)*	Form of Amendment to 2006 Severance Agreements (Section 409A) for Other Key Employees entered into between the Company and other key employees relating to the forms of Severance Agreements incorporated by reference as Exhibit 10.61 above is incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.63)*	Form of 2006 Severance Agreement for Other New Key Employees entered into by the Company and such individuals from time to time following August 2006 is incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

(10.64)*	Form of Amendment to 2006 Severance Agreements (Section 409A) for Other New Key Employees entered into between the Company and other key employees relating to the forms of Severance Agreements incorporated by reference as Exhibit 10.63 above is incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.65)*	Form of Severance Agreement for New Executive Officers and Certain New Key Employees that have not entered into existing Severance Agreements to be entered into between the Company and such individuals from time to time following September 2007 is incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.66)*	Form of Severance Agreement for Other New Key Employees that have not entered into the Severance Agreement referred to in Exhibit 10.65 and that have not entered into existing Severance Agreements to be entered into between the Company and such individuals from time to time following September 2007 is incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007.

(10.67)*	Offer Letter from the Company to Mikael Dolsten, M.D., Ph.D., is incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

Exhibit No.	Description
(10.68)*	Consulting Agreement, dated as of July 31, 2008, between the Company and Robert R. Ruffolo, Jr., Ph.D., is incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(10.69)*	Wyeth 2009 Cash Long-Term Incentive Plan was filed as Exhibit 10.69 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(10.70)*	Form of 2009 Cash Long-Term Incentive Award Letter was filed as Exhibit 10.70 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(10.71)*	Letter Agreement, dated December 19, 2008, between the Company and Charles A. Portwood (409A Compliance) was filed as Exhibit 10.71 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(12)	Computation of Ratio of Earnings to Fixed Charges was filed as Exhibit 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(13)	2008 Financial Report was filed as Exhibit 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Such report, except for those portions thereof that are expressly incorporated by reference herein, is furnished solely for the information of the Commission and is not to be deemed “filed” as part of this filing.

(21)	Subsidiaries of the Company was filed as Exhibit 21 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(23)	Consent of Independent Registered Public Accounting Firm, PricewaterhouseCoopers LLP, relating to their report dated February 26, 2009, consenting to the incorporation thereof in the Registration Statements on Form S-3 (File No. 33-45324, File No. 33-57339, File No. 333-103111, File No. 333-108312, File No. 333-111093, File No. 333-112450 and File No. 333-141486), and Form S-8 (File No. 2-96127, File No. 33-24068, File No. 33-41434, File No. 33-53733, File No. 33-55449, File No. 33-45970, File No. 33-14458, File No. 33-50149, File No. 33-55456, File No. 333-15509, File No. 333-76939, File No. 333-67008, File No. 333-64154, File No. 333-59668, File No. 333-89318, File No. 333-98619, File No. 333-98623, File No. 333-125005, File No. 333-133814, File No. 333-150645 and File No. 333-150646) by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, was filed as Exhibit 23 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(31.1)**	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)**	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 was filed as Exhibit 32.1 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(32.2)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 was filed as Exhibit 32.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(99.1)	Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended to date is incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(99.2)	Fifth Amendment, dated November 21, 2002, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(99.3)	Sixth Amendment, dated January 10, 2003, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, is incorporated by reference to Exhibit 99.4 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

(99.4)	Joint Motion of Wyeth and Claims Facilitating Committee Pursuant to New Settlement Process to Approve Proposed Stay Procedure in Diet Drug Cases, together with supporting documentation, all as filed with the U.S. District Court for the Eastern District of Pennsylvania on January 18, 2005 is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated January 19, 2005.

(99.5)	Consent Decree, dated October 3, 2000, is incorporated by reference to Exhibit 99.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

Exhibit No.	Description
(99.6)	Amended and Restated Promotion Agreement, dated as of December 16, 2001, by and between Immunex Corporation, the Company and Amgen Inc. (filed as Exhibit 10.1 to Amgen’s Registration Statement on Form S-4 (File No. 333-81832) on January 31, 2002 is incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K, dated July 29, 2002).

(99.7)	Description of Amendment No. 1 to Amended and Restated Promotion Agreement, effective July 8, 2003, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.94 to Amgen’s Annual Report on Form 10-K (File No. 0-12477) for the fiscal year ended December 31, 2003 is incorporated by reference to Exhibit 99.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

(99.8)	Description of Amendment No. 2 to Amended and Restated Promotion Agreement, effective April 20, 2004, by and among the Company, Immunex Corporation and Amgen Inc. (filed as Exhibit 10.93 to Amgen’s Amended Registration Statement on Form S-4/A (File No. 333-114820) filed on June 29, 2004 is incorporated by reference to Exhibit 99.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

(99.9)	Description of Amendment No. 3 to Amended and Restated Promotion Agreement, effective as of January 1, 2005, by and among the Company and Amgen Inc. (filed as Exhibit 10.16 to Amgen’s Quarterly Report on Form 10-Q (File No. 0-12477) for the quarter ended March 31, 2005) is incorporated herein by reference.

(99.10)	Eighth Amendment, dated August 4, 2004, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, was filed as Exhibit 99.10 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

(99.11)	Ninth Amendment, dated May 18, 2005, to Final Nationwide Class Action Settlement Agreement, dated November 18, 1999, as amended, was filed as Exhibit 99.11 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission.
*	Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit hereto.
**	Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WYETH (Registrant)
April 30, 2009	By:	/s/ Gregory Norden
Gregory Norden
Senior Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
(31.1)	Certification of disclosure as adopted pursuant to Section 302 of the S Sarbanes-Oxley Act of 2002.
(31.2)	Certification of disclosure as adopted pursuant to Section 302 of the S Sarbanes-Oxley Act of 2002.