Form 10-Q
period 2009-03-31
WYETH
filed 2009-05-07
CIK 5187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Wyeth’s Common Stock outstanding as of the close of business on April 30, 2009:

Class	Number of Shares Outstanding
Common Stock, $0.33-1/3 par value	1,333,558,558

WYETH

Items other than those listed above have been omitted because they are not applicable.

WYETH

Introductory Note

On January 26, 2009, Wyeth announced that it had entered into a merger agreement with Pfizer Inc. (Pfizer) and a wholly owned subsidiary of Pfizer. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed merger. For additional details regarding the proposed merger, see Note 11 to our consolidated condensed financial statements, “Merger Agreement with Pfizer,” contained in Part I, Item 1, of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part I, Item 2, of this report.

Part I - Financial Information

The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, the results of its operations for the three months ended March 31, 2009 and 2008, and changes in stockholders’ equity and cash flows for the three months ended March 31, 2009 and 2008. It is suggested that these consolidated condensed financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s 2008 Financial Report as incorporated in the Company’s 2008 Annual Report on Form 10-K and information contained in Current Reports on Form 8-K since the filing of the 2008 Annual Report on Form 10-K.

We make available our Company filings with the SEC on our Company Internet Web site as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The reports we make available include Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, registration statements and any amendments to those documents. The Company’s Internet Web site address is www.wyeth.com.

WYETH

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$8,830,572	$10,015,877
Marketable securities	5,717,290	4,529,395
Accounts receivable less allowances	3,631,958	3,646,439
Inventories:
Finished goods	923,462	995,810
Work in progress	1,694,346	1,540,456
Materials and supplies	435,811	460,162

	3,053,619	2,996,428
Other current assets including deferred taxes	2,505,658	2,293,201

Total Current Assets	23,739,097	23,481,340
Property, plant and equipment	16,785,875	16,877,480
Less accumulated depreciation	5,804,846	5,679,269

	10,981,029	11,198,211
Goodwill	4,254,696	4,261,737
Other intangibles, net of accumulated amortization (March 31, 2009-$389,044 and December 31, 2008-$372,872)	398,571	421,686
Other assets including deferred taxes	4,624,999	4,668,750

Total Assets	$43,998,392	$44,031,724

LIABILITIES
Loans payable	$852,737	$913,245
Trade accounts payable	1,084,209	1,254,369
Accrued expenses	3,803,428	4,426,444
Accrued taxes	508,714	256,365

Total Current Liabilities	6,249,088	6,850,423
Long-term debt	10,740,734	10,826,013
Pension liabilities	1,645,156	1,601,289
Accrued postretirement benefit obligations other than pensions	1,791,738	1,777,315
Other noncurrent liabilities	3,844,647	3,802,842

Total Liabilities	24,271,363	24,857,882

Contingencies and commitments (Note 9)
STOCKHOLDERS’ EQUITY
$2.00 convertible preferred stock, par value $2.50 per share	22	22
Common stock, par value $0.33-1/3 per share	444,149	443,851
Additional paid-in capital	7,545,561	7,483,549
Retained earnings	13,625,356	12,868,799
Accumulated other comprehensive income (loss)	(1,888,059)	(1,622,379)

Total Stockholders’ Equity	19,727,029	19,173,842

Total Liabilities and Stockholders’ Equity	$43,998,392	$44,031,724

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenue	$5,376,973	$5,710,649

Cost of goods sold	1,380,891	1,562,013
Selling, general and administrative expenses	1,591,809	1,722,213
Research and development expenses	773,120	839,377
Interest (income) expense, net	65,312	(27,456)
Other income, net	(122,611)	(143,485)

Income before income taxes	1,688,452	1,757,987
Provision for income taxes	490,292	561,040

Net income	$1,198,160	$1,196,947

Basic earnings per share	$0.90	$0.90

Diluted earnings per share	$0.89	$0.89

Dividends paid per share of common stock	$0.30	$0.28

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands Except Per Share Amounts)

(Unaudited)

Three Months Ended March 31, 2009:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2009	$22	$443,851	$7,483,549	$12,868,799	$(1,622,379)	$19,173,842
Net income				1,198,160		1,198,160
Currency translation adjustments					(288,449)	(288,449)
Unrealized losses on derivative contracts, net					(5,664)	(5,664)
Unrealized losses on marketable securities, net					(7,581)	(7,581)
Pension and postretirement benefit plans					36,014	36,014

Comprehensive income, net of tax						932,480

Cash dividends declared(1)				(399,414)		(399,414)
Common stock acquired for treasury		(399)	(4,985)	(42,189)		(47,573)
Common stock issued for stock options		155	17,835			17,990
Stock-based compensation expense			54,584			54,584
Issuance of restricted stock awards		542	598			1,140
Tax benefit (reduction) from exercises/ cancellations of stock options			(6,020)			(6,020)

Balance at March 31, 2009	$22	$444,149	$7,545,561	$13,625,356	$(1,888,059)	$19,727,029

Three Months Ended March 31, 2008:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2008	$23	$445,929	$7,125,544	$10,417,606	$221,433	$18,210,535
Net income				1,196,947		1,196,947
Currency translation adjustments					575,621	575,621
Unrealized losses on derivative contracts, net					(30,612)	(30,612)
Unrealized losses on marketable securities, net					(35,833)	(35,833)
Pension and postretirement benefit plans					(638)	(638)

Comprehensive income, net of tax						1,705,485

Cash dividends declared(2)				(374,312)		(374,312)
Common stock acquired for treasury		(2,499)	(27,887)	(276,122)		(306,508)
Common stock issued for stock options		110	12,841			12,951
Stock-based compensation expense			61,960			61,960
Issuance of restricted stock awards		460	307			767
Tax benefit (reduction) from exercises/ cancellations of stock options			(2,719)			(2,719)

Balance at March 31, 2008	$23	$444,000	$7,170,046	$10,964,119	$729,971	$19,308,159

(1)	Included in cash dividends declared were the following dividends payable at March 31, 2009:

- Preferred stock cash dividends of $0.50 per share ($4 in the aggregate) declared on January 22, 2009 and paid on April 1, 2009.

(2)	Included in cash dividends declared were preferred stock cash dividends of $0.50 per share ($5 in the aggregate) declared on

January 25, 2008 and paid on March 31, 2008.

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net income	$1,198,160	$1,196,947
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales and dispositions of assets	(19,928)	(129,237)
Depreciation and amortization	235,926	237,829
Change in other assets (including deferred income taxes)	(74,556)	80,628
Stock-based compensation	54,584	61,960
Diet drug litigation payments	(52,997)	(54,035)
Changes in working capital, net	(439,963)	(955,130)
Other items, net	179,460	26,058

Net cash provided by operating activities	1,080,686	465,020

Investing Activities
Purchases of intangibles, property, plant and equipment	(187,059)	(271,598)
Proceeds from sales of assets	48,720	134,172
Proceeds from sales and maturities of marketable securities	2,012,923	386,239
Purchases of marketable securities	(3,225,458)	(638,667)
Purchases of government-guaranteed promissory notes	(400,000)	—

Net cash used for investing activities	(1,750,874)	(389,854)

Financing Activities
Repayments and repurchases of long-term debt	(60,322)	(300,000)
Other borrowing transactions, net	299	1,679
Dividends paid	(394,966)	(374,312)
Purchases of common stock for Treasury	(47,573)	(306,508)
Exercises of stock options	17,994	12,951

Net cash used for financing activities	(484,568)	(966,190)

Effect of exchange rate changes on cash and cash equivalents	(30,549)	27,632

Decrease in cash and cash equivalents	(1,185,305)	(863,392)
Cash and cash equivalents, beginning of period	10,015,877	10,453,879

Cash and cash equivalents, end of period	$8,830,572	$9,590,487

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Recently Issued Accounting Standards:

In April 2009, the Financial Accounting Standards Board (FASB) issued the following related FASB Staff Positions (FSP): FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP 157-4); FSP FAS 107-1 and
APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1), and FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2).

•

FSP 157-4 reaffirms the objectives of fair value measurements and provides reporting entities with additional identifying criteria when making a determination if a market transaction is not indicative of an orderly transaction when determining fair value. FSP 157-4 also requires additional disclosures of the inputs and valuation techniques used to determine fair value for both interim and annual periods for each major category of assets and liabilities subject to fair value measurements.

•	FSP 107-1 requires disclosures in interim reporting periods about the fair value of financial instruments. Prior to FSP 107-1, only annual disclosures were required.

•

FSP 115-2 replaces the current “intent and ability” to hold indicators with new criteria of not having the intent to sell the debt security and it being more-likely-than-not that a company will not have to sell the debt security prior to a recovery in fair value to the amortized cost basis. Assuming these two criteria are met, FSP 115-2 requires that upon the recognition of an other-than-temporary impairment on a debt security, an entity is required to separate the impairment into two parts. The impairment component due to credit-related events is required to be recognized immediately in earnings. The remainder of the impairment is to be recognized in other comprehensive income.

FSP 157-4, FSP 107-1 and FSP 115-2 are effective for periods ending after June 15, 2009. The Company is currently evaluating the impact of FSP 157-4 and FSP 115-2 on its consolidated financial position and results of operations and will comply with the disclosure requirements of FSP 107-1 when effective. FSP 115-2 is applicable to both existing investments and new investments. Therefore, if the results of the initial application of this FSP to existing investments are material, an adjustment to the opening balance of retained earnings will be required.

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 became effective on January 1, 2009 and applies to the Company’s convertible debentures. The effect that FSP APB 14-1 would have on the Company’s convertible debt would not have been material to the Company’s consolidated financial position or results of operations. Accordingly, the provisions of this FSP have not been applied.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In December 2007, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent. SFAS No. 160 became effective on January 1, 2009. Noncontrolling interests included in the Company’s financial statements are not material; therefore, the provisions of SFAS No. 160 have not been applied.

In December 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-1, “Accounting for Collaborative Arrangements” (EITF 07-1). EITF 07-1 provides guidance for determining if a collaborative arrangement exists and establishes procedures for reporting revenue and costs generated from transactions with third parties, as well as between the parties within the collaborative arrangement, and provides guidance for financial statement disclosures of collaborative arrangements. EITF 07-1 became effective for the Company on January 1, 2009. The following are collaborative arrangements that are significant to the Company:

The Company and Amgen Inc. (Amgen) have a collaborative arrangement for the selling and marketing of ENBREL in the United States and Canada under which the Company is entitled to a percentage of Amgen’s gross profit on sales in the U.S. and Canadian markets. The Company records this as alliance revenue. The Company has exclusive rights to ENBREL outside the United States and Canada. In addition, the Company and Amgen share equally selling and marketing costs in the United States and Canada. The Company records these costs in Selling, general and administrative expenses. Further, the Company and Amgen have a global supply collaboration whereby a blended worldwide cost of goods is used by each company.

The Company and Elan Corporation, plc are collaborating to research, develop and commercialize bapineuzumab (AAB-001) for the treatment of patients with mild to moderate Alzheimer’s disease, as well as other compounds for neurodegenerative conditions. The agreement between the parties provides that the two companies share equally in the research and development costs. The Company records these costs in Research and development expenses. When, and if, a product is approved, the parties will jointly commercialize the product globally and will share profits.

The Company also has numerous other collaborative arrangements, none of which are individually or in the aggregate significant.

Reclassifications: Certain reclassifications have been made to the March 31, 2008 consolidated condensed financial statements and accompanying notes to conform with the March 31, 2009 presentation.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 2.	Earnings per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	Three Months Ended March 31,
(In thousands except per share amounts)	2009	2008
Numerator:
Net income less preferred dividends	$1,198,156	$1,196,942
Denominator:
Weighted average common shares outstanding	1,331,643	1,335,207

Basic earnings per share	$0.90	$0.90

Numerator:
Net income	$1,198,160	$1,196,947
Interest expense, net of tax, on contingently convertible debt	2,955	7,071

Net income, as adjusted	$1,201,115	$1,204,018

Denominator:
Weighted average common shares outstanding	1,331,643	1,335,207
Common stock equivalents of outstanding stock options, deferred contingent common stock awards, performance share awards, service-vested restricted stock awards and convertible preferred stock(1)	7,966	8,128
Common stock equivalents of assumed conversion of contingently convertible debt	14,688	16,976

Total shares(1)	1,354,297	1,360,311

Diluted earnings per share(1)	$0.89	$0.89

(1)

At March 31, 2009 and 2008, approximately 110,224 and 111,216 shares of common stock, respectively, related to options outstanding under the Company’s Stock Incentive Plans, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 3.	Pensions and Other Postretirement Benefits

Net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans for the three months ended March 31, 2009 and 2008 were as follows:

	Pensions
(In thousands)	Three Months Ended March 31,
Components of Net Periodic Benefit Cost	2009	2008
Service cost	$52,567	$54,327
Interest cost	82,703	86,729
Expected return on plan assets	(80,361)	(105,240)
Prior service cost	946	978
Transition obligation	97	118
Recognized net actuarial loss	53,043	16,594
Curtailment gain	(646)	—

Net periodic benefit cost	$108,349	$53,506

	Other Postretirement Benefits
(In thousands)	Three Months Ended March 31,
Components of Net Periodic Benefit Cost	2009	2008
Service cost	$14,827	$14,057
Interest cost	28,695	28,219
Prior service cost (credit)	(11,821)	(10,139)
Recognized net actuarial loss	12,443	10,654

Net periodic benefit cost	$44,144	$42,791

During the three months ended March 31, 2009, contributions of $46.5 million were made to the Company’s defined benefit pension plans, and payments of $25.0 million were made for other postretirement benefits. The Company expects to contribute for the 2009 full year approximately $440.0 million to its defined benefit pension plans and make payments of approximately $103.0 million for its other postretirement benefit plans.

Note 4.	Fair Value Measurements

The Company uses the following methods for determining fair value in accordance with SFAS No. 157, “Fair Value Measurements.” For assets and liabilities that are measured using quoted prices in active markets for the identical asset or liability, the total fair value is the published market price per unit multiplied by the number of units held without consideration of transaction costs (Level 1). Assets and liabilities that are measured using significant other observable inputs are valued by reference to similar assets or liabilities, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data (Level 2). For all remaining assets and liabilities for which there are no significant observable inputs, fair value is derived using an assessment of various discount rates, default risk, credit quality and the overall capital market liquidity (Level 3).

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Fair Value Measurements at March 31, 2009 Using
(In thousands) Description	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities available-for-sale	$5,717,290	$8,802	$5,681,642	$26,846
Option and forward contracts	160,221	—	160,221	—
Interest rate swaps	435,551	—	435,551	—
Other	150,356	—	150,356	—

Total assets	$6,463,418	$8,802	$6,427,770	$26,846

Liabilities:
Other	$151	—	$151	—

Total liabilities	$151	—	$151	—

The following table presents the changes in fair value for assets that have no significant observable inputs (Level 3):

(In thousands)	Level 3 Marketable Securities Available-for-Sale
Balance at beginning of period	$26,960
Total gains (losses) (realized/unrealized):
Included in Other income, net	(993)
Included in other comprehensive income	560
Net purchases, sales, issuances and settlements	(1,039)
Net transfers in	1,358

Balance at end of period	$26,846

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 5.	Derivative Financial Instruments

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires entities to provide enhanced disclosure about how and why the entity uses derivative instruments, how the instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), and how the instruments and related hedged items affect the financial position, results of operations and cash flows of the entity. The Company adopted SFAS No. 161 during the quarter ended March 31, 2009.

The Company currently manages its exposure to certain market risks, including foreign exchange and interest rate risks, through the use of derivative financial instruments. On the date that the Company enters into a derivative contract, it designates the derivative as either:

(1) Fair Value Hedge. For derivative contracts that are designated and qualify as fair value hedges, the derivative instrument is marked-to-market with gains and losses recognized in current period earnings to offset the respective losses and gains recognized on the underlying exposure. The Company’s interest rate swaps, which are composed of fixed-to-floating rate interest rate swaps, qualify as fair value hedges. In April 2009, the Company discontinued the $5,000.0 million notional amount of interest rate swap contracts, which were used to manage exposures to changes in interest rates. As a result of this transaction, the Company received cash of $383.6 million and recorded a deferred gain, which will be amortized against interest expense over the remaining term of the underlying debt instruments; or

(2) Foreign Currency Cash Flow Hedge. SFAS No. 133 requires that the Company perform periodic assessments of hedge effectiveness. The Company assesses, both at the inception of each hedge and on an ongoing basis thereafter, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. For derivative contracts that are designated and qualify as foreign currency cash flow hedges, the effective portion of gains and losses on these contracts is reported as a component of Accumulated other comprehensive income (loss) (AOCI) and reclassified into earnings in the same period the hedged transaction affects earnings. Any hedge ineffectiveness on cash flow hedges is immediately recognized in earnings. Ineffectiveness is minimized through the proper relationship of the hedging derivative contract with the hedged item. For the three months ended March 31, 2009 and 2008, there was no hedge ineffectiveness recorded in the consolidated statement of operations. The Company uses foreign currency option and forward contracts in its cash flow hedging program to partially cover foreign currency risk related to international intercompany inventory sales. The unrealized net gains or losses in Accumulated other comprehensive income (loss) on these cash flow hedges will be reclassified into the consolidated statement of operations when the inventory is sold to a third party, generally three months after the expiration of the option or forward contract. Option and forward contracts outstanding as of March 31, 2009 expire no later than September 2009.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The Company also uses short-term foreign currency forward contracts and swap contracts as economic hedges to neutralize month-end balance sheet exposures. These contracts are not designated as hedging instruments. The contracts take the opposite currency position of the underlying exposure in the month-end balance sheet to counterbalance the effect of any currency movement and are recorded at fair value on the consolidated balance sheet, with the gain or loss recognized in current period earnings.

The cash flows from each of the Company’s derivative contracts are reflected as operating activities in the consolidated statements of cash flows. The Company does not hold any derivative instruments for trading purposes.

The fair value of foreign currency forward and option contracts and interest rate swaps reflects the present value of the contracts, taking into consideration counterparty credit risk, at March 31, 2009 and 2008.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the balance sheet locations and fair values of the Company’s derivative financial instruments as of March 31, 2009 and 2008:

		Derivative Instruments at March 31,
		2009		2008
(In thousands) Description	Balance Sheet Location	Notional Amount	Assets (Liabilities) Fair Value	Notional Amount	Assets (Liabilities) Fair Value
Derivative instruments designated as hedging instruments under SFAS No. 133:
Interest rate swaps	Other assets, including deferred taxes	$5,000,000	$435,551	$5,000,000	$334,839
Foreign currency forward and option contracts	Other current assets, including deferred taxes	1,176,461	158,517	—	—
Foreign currency forward and option contracts	Loans payable	—	—	3,078,805	(56,795)
Foreign currency forward and option contracts	Other noncurrent liabilities	—	—	510,447	(4,384)

Total derivative instruments designated as hedging instruments under SFAS No. 133			594,068		273,660

Derivative instruments not designated as hedging instruments under SFAS No. 133:
Foreign currency forward and swap contracts	Other current assets, including deferred taxes	1,961,646	1,704	—	—
Foreign currency forward and swap contracts	Loans payable	—	—	2,591,714	(118)

Total derivative instruments not designated as hedging instruments under SFAS No. 133			1,704		(118)

Total			$595,772		$273,542

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the effect of derivative instruments on the Company’s consolidated statement of operations for the three months ended March 31, 2009 and 2008:

(In thousands) Description	Location of Gain (Loss) Recognized in the Consolidated Statement of Operations	Gain (Loss) Three Months Ended March 31,
		2009	2008
Fair value hedging instruments:
Interest rate swaps	Interest (income) expense, net	$43,054	$31,091

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency forward and swap contracts	Other income, net	$46,268	$(114,113)

(In thousands) Description	Gain (Loss) Recognized in AOCI Three Months Ended March 31,		Location of Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Operations	Gain (Loss) Reclassified from AOCI to the Consolidated Statement of Operations Three Months Ended March 31,
	2009	2008		2009	2008
Cash flow hedging instruments:
Foreign currency option and forward contracts	$140,307	$(59,294)	Other income, net	$68,940	$(12,643)

Credit Risk of Derivatives

The use of derivative instruments exposes the Company to credit risk. If the counterparty fails to perform, the credit risk is equal to the Company’s fair value gain, if any, in the derivative. When the fair value of a derivative instrument contract is positive, this generally indicates that the counterparty owes the Company and, therefore, creates a credit risk for the Company. When the fair value of a derivative instrument contract is negative, the Company owes the counterparty and may be required to post collateral to one or more counterparties equal to the liability. The Company seeks to minimize the credit risk in derivative instruments by entering into transactions with reputable broker-dealers (financial institutions) that are reviewed periodically by the Company with the objective of minimizing credit risk. The Company has a policy of diversifying derivatives counterparties to mitigate the overall risk of counterparty defaults.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6.	Productivity Initiatives

During the 2009 first quarter, the Company continued to implement productivity initiatives and realize the benefits of Project Impact. Prior to 2008, the Company had other global productivity initiatives in place.

The Company recorded the following charges related to its productivity initiatives for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In thousands except per share amounts)	2009	2008
Personnel costs	$31,511	$153,022
Accelerated depreciation and plant write-downs	14,440	10,418
Other closure/exit costs(1)	25,799	22,175

Total productivity initiatives charges	71,750	185,615
Gain on asset sale(2)	—	(104,655)

Net productivity initiatives charges	71,750	80,960

Net productivity initiatives charges, after-tax	$54,560	$69,610

Decrease in diluted earnings per share	$0.04	$0.05

(1)

Includes consulting fees incurred in connection with developing the productivity initiatives of approximately $13.1 million and $10.1 million for the three months ended March 31, 2009 and 2008, respectively.

(2)	Represents the net gain on the sale of a manufacturing facility in Japan.

The net productivity initiatives charges were recorded as follows:

	Three Months Ended March 31,
(In thousands)	2009	2008
Cost of goods sold	$66,569	$65,928
Selling, general and administrative expenses	5,163	100,574
Research and development expenses	18	19,113

Total productivity initiatives charges	71,750	185,615
Other income, net	—	(104,655)

Net productivity initiatives charges	$71,750	$80,960

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Net productivity initiatives charges are recorded in the Corporate segment. The following table sets forth net productivity initiatives charges as they relate to the Company’s reportable segments:

(In thousands)	Three Months Ended March 31,
Segment	2009	2008
Pharmaceuticals	$68,364	$158,821
Consumer Healthcare	2,386	21,209
Animal Health	1,000	1,040
Corporate	—	4,545

Total productivity initiatives charges	71,750	185,615
Gain on asset sale - Pharmaceuticals	—	(104,655)

Net productivity initiatives charges	$71,750	$80,960

The following table summarizes the net productivity initiatives charges, payments made and the reserve balance at March 31, 2009:

	Changes in Reserve Balance
(In thousands)	Reserve at December 31,	Total Net Charges Three	Net Payments/ Non-cash	Reserve at March 31,
Productivity Initiatives	2008	Months	Charges	2009
Personnel costs	$359,703	$31,511	$(66,178)	$325,036
Accelerated depreciation and plant write-downs	—	14,440	(14,440)	—
Other closure/exit costs	6,187	25,799	(24,410)	7,576

Total	$365,890	$71,750	$(105,028)	$332,612

At March 31, 2009, the reserve balance for personnel costs related primarily to committed employee severance obligations and other employee-related costs associated with the Company’s productivity initiatives. These amounts are expected to be paid over the next 24 months. It is expected that additional costs will be incurred under the Company’s productivity initiatives over the next several years.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7.	Stock-Based Compensation

The following table summarizes the components and classification of stock-based compensation expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
(In thousands)	2009	2008
Stock options	$25,624	$31,010
Restricted stock unit awards	17,892	21,688
Performance-based restricted stock unit awards	11,068	9,262

Total stock-based compensation expense	$54,584	$61,960

Cost of goods sold	$5,134	$6,794
Selling, general and administrative expenses	32,282	36,898
Research and development expenses	17,168	18,268

Total stock-based compensation expense	54,584	61,960
Tax benefit	18,802	21,453

Net stock-based compensation expense	$35,782	$40,507

In connection with the Company’s merger agreement with Pfizer Inc. (Pfizer), the Company agreed that in lieu of granting equity-based long-term incentive awards for 2009, it would grant long-term incentive awards settled in cash. In February 2009, the Compensation and Benefits Committee of the Company’s Board of Directors adopted, and the Company’s Board of Directors ratified the adoption of, the Wyeth 2009 Cash Long-Term Incentive Plan, which provides for the grant of cash-settled awards to eligible employees in an amount not to exceed $300 million in the aggregate. These awards vest on the third anniversary of the grant date, subject to acceleration in the event of a qualifying termination of employment following a change in control. These awards are not stock-based compensation and, therefore, are not reflected in the table above.

Note 8.	Income Taxes

Taxing authorities in various jurisdictions are in the process of reviewing the Company’s tax returns. Except for the California Franchise Tax Board, where the Company has filed protests for the 1996-2003 tax years, taxing authorities are generally reviewing the Company’s tax returns for post-2001 tax years, including the Internal Revenue Service, which has begun its audit of the Company’s tax returns for the 2002-2005 tax years. Certain of these taxing authorities are examining tax positions associated with the Company’s cross-border arrangements. While the Company believes that these tax positions are appropriate and that its reserves are adequate with respect to such positions, it is possible that one or more taxing authorities will propose adjustments in excess of such reserves and that conclusion of these audits will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on the Company’s results of operations or cash flows in the period in which an adjustment is recorded and in future periods. The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company; however, each year, the

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Company records significant tax benefits with respect to its cross-border arrangements, and, therefore, the possibility of a resolution that is material to the financial position of the Company cannot be excluded.

Note 9.	Contingencies and Commitments

The Company is involved in various legal proceedings, including product liability, patent, commercial, environmental and antitrust matters, of a nature considered normal to its business, the most important of which are described below and/or have been described in the Company’s 2008 Financial Report as incorporated in its 2008 Annual Report on Form 10-K (referred to as the Company’s 2008 Financial Report). It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Additionally, the Company records insurance receivable amounts from third-party insurers when recovery is probable.

Like many pharmaceutical companies in the current legal environment, the Company is involved in legal proceedings, including product liability, patent litigation, and suits and investigations relating to, among other things, pricing practices and promotional activities brought by governments and private payors, which are significant to its business, complex in nature and have outcomes that are difficult to predict. Product liability claims, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention, may adversely affect the Company’s reputation and demand for its products, and may result in significant damages. Patent litigation, if resolved unfavorably, can injure the Company’s business by subjecting the Company’s products to earlier than expected generic competition and also can give rise to payment of significant damages or restrictions on the Company’s future ability to operate its business. Investigations and/or suits brought by governments and/or private payors, regardless of their merits, are costly, divert management’s attention, and may adversely affect the Company’s reputation and demand for its products, and, if resolved unfavorably, result in significant payments of fines or damages.

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

The following presents certain recent developments concerning the Company’s legal proceedings and should be read in conjunction with the Company’s prior reports, including the Company’s 2008 Financial Report.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Product Liability Litigation

Diet Drug Litigation

The litigation against the Company alleging that the Company’s former weight loss products, REDUX and/or PONDIMIN, caused certain serious conditions, including valvular heart disease and primary pulmonary hypertension (PPH), is described in the Company’s 2008 Financial Report. Total diet drug litigation payments were $53.0 million for the 2009 first quarter, of which $14.2 million was made in connection with the nationwide settlement. Payments under the nationwide settlement may continue, if necessary, until 2018.

As of March 31, 2009, the Company was a defendant in approximately 55 pending lawsuits in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries, and as of April 30, 2009, there were approximately 30 such lawsuits pending. During the course of settlement discussions, certain plaintiffs’ attorneys have informed the Company that they represent additional individuals who claim to have PPH, but the Company is unable to evaluate whether any such additional purported cases of PPH would meet the nationwide settlement agreement’s definition of PPH, a precondition to maintaining such a lawsuit. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends to vigorously defend those PPH cases that cannot be resolved prior to trial.

The Company has taken charges in connection with the REDUX and PONDIMIN diet drug matters which to date total $21,100.0 million. The $1,038.2 million reserve balance at March 31, 2009 represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, claims asserted by opt outs from the nationwide settlement, PPH claims and the Company’s legal fees related to the diet drug litigation. It is possible that additional reserves may be required in the future, although the Company does not believe that the amount of any such additional reserves is likely to be material.

Hormone Therapy Litigation

The litigation against the Company alleging injury as a result of the plaintiffs’ use of one or more of the Company’s hormone or estrogen therapy products, including PREMARIN and PREMPRO, is described in the Company’s 2008 Financial Report. As of March 31, 2009, the Company was defending approximately 8,400 actions brought on behalf of approximately 10,100 women in various federal and state courts throughout the United States (including, in particular, the United States District Court for the Eastern District of Arkansas and the Philadelphia Court of Common Pleas) for personal injuries, including claims for breast cancer, stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMARIN or PREMPRO.

Of the 30 hormone therapy cases alleging breast cancer that have been resolved after being set for trial, 23 now have been resolved in the Company’s favor (by voluntary dismissal by the plaintiffs (14), summary judgment (5), defense verdict (3) or judgment for the Company notwithstanding the verdict (1)), several of which are being appealed by the plaintiffs. Of the

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

remaining seven cases: four such cases have been settled; one resulted in a plaintiffs’ verdict that was vacated by the court and a new trial ordered (which plaintiffs have appealed); and two (Rowatt and Scroggin) resulted in plaintiffs’ verdicts that the Company is appealing. One case, Brockert, that had been resolved in the Company’s favor by summary judgment was affirmed in part and reversed in part on appeal and, accordingly, has been excluded from the preceding summary as this case will go back to trial. Additional cases have been voluntarily dismissed by plaintiffs before a trial setting.

Additional trials of hormone therapy cases are scheduled for 2009. Individual trial results depend on a variety of factors, including many that are unique to the particular case, and the Company’s trial results to date, therefore, may not be predictive of future trial results.

As the Company has not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, the Company has not established any litigation accrual for its hormone therapy litigation. As of March 31, 2009, the Company has recorded $175.0 million in insurance receivables relating to defense and settlement costs of its hormone therapy litigation. The insurance carriers that provide coverage that the Company contends is applicable have either denied coverage or have reserved their rights with respect to such coverage. The Company believes that the denials of coverage are improper and intends to enforce its rights under the terms of those policies.

PROHEART 6 Litigation

In the product liability litigation described in the Company’s 2008 Financial Report involving the veterinary product PROHEART 6, which Fort Dodge Animal Health voluntarily recalled from the U.S. veterinary market in September 2004 and reintroduced to the market in June 2008, on March 11, 2009, the United States District Court for the District of Massachusetts dismissed in its entirety Rule v. Fort Dodge Animal Health, Inc., et al., No. 06-10032-DPW, in which plaintiff sought economic damages on behalf of herself and all other Massachusetts residents who purchased and had their pets injected with PROHEART 6. Plaintiff has filed a notice of appeal to the United States Court of Appeals for the First Circuit. One other putative class action, Dill, et al. v. American Home Products, et al., No. CJ 2004 05879 (Dist. Ct., Tulsa Cty., OK), remains pending.

Patent Litigation

ENBREL Litigation

The Company’s 2008 Financial Report describes a litigation in which the United States District Court for the District of Delaware entered a final judgment in favor of Amgen that ENBREL does not infringe ARIAD Pharmaceuticals, Inc.’s (Ariad) United States Patent No. 6,410,516, which Ariad has appealed to the U.S. Court of Appeals for the Federal Circuit (CAFC). On April 3, 2009, in a case involving the same patent, Ariad v. Eli Lilly & Company (Lilly), the CAFC held that Ariad’s patent is invalid. Amgen has filed a motion with the CAFC requesting that the district court decision in Amgen’s favor be affirmed on the grounds that the decision in Lilly precludes Ariad from enforcing the patent against Amgen.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

PROTONIX Litigation

In the ongoing litigation described in the Company’s 2008 Financial Report relating to generic versions of PROTONIX tablets, a third company, KUDCO Ireland, Ltd. (KUDCo), received final U.S. Food and Drug Administration (FDA) approval to market generic pantoprazole tablets on March 17, 2009. To date, KUDCo has not launched its product. The Company now believes that a trial on the liability (non-damages) issues in this litigation could occur prior to the end of 2009.

EFFEXOR Litigation

As described in the Company’s 2008 Financial Report, the Company has settled several patent infringement lawsuits relating to generic capsule versions of EFFEXOR XR (extended release capsules). A number of such lawsuits remain pending. In each of these cases, a generic manufacturer filed an application seeking FDA approval to market extended release venlafaxine capsules in the United States prior to the expiration of the Company’s three issued U.S. patents relating to extended release venlafaxine formulations and their use. In each of the cases that have been settled, the Company has granted the generic manufacturer a license to these patents permitting it to market a generic capsule version of EFFEXOR XR (extended release capsules) on negotiated dates prior to the expiration of these patents.

On April 23, 2009, pursuant to a settlement agreement between the parties, the United States District Court for the District of Maryland entered a consent judgment and dismissed the lawsuit filed by the Company against Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin), alleging that the filing by Lupin of an Abbreviated New Drug Application (ANDA) seeking FDA approval to market extended release venlafaxine capsules infringes the same three patents discussed above. Under the terms of the settlement, the Company has granted Lupin a license to these same patents permitting it to market its generic capsule version of EFFEXOR XR (extended release capsules) on or after June 1, 2011, subject to earlier launch in limited circumstances but in no event earlier than January 1, 2011. In connection with the license, Lupin will pay the Company a specified percentage of profit from sales of its generic product.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The seven lawsuits relating to generic capsule versions of EFFEXOR XR (extended release capsules) that remain pending are summarized in the following table:

Generic Filer	Expiration of 30-Month Stay*	Court	Anticipated Trial Date
Sandoz Inc.	November 14, 2009	U.S.D.C., E.D.N.C.	Not yet scheduled

Mylan Pharmaceuticals Inc.	November 23, 2009	U.S.D.C., N.D.W.V.	October 2009

Wockhardt Limited	December 26, 2009	U.S.D.C., C.D. Cal.	Suspended

Biovail Corporation, Biovail Laboratories International SRL and Biovail Technologies, Ltd.	November 15, 2010	U.S.D.C., D. Del.	Not yet scheduled

Apotex Inc. and Apotex Corp.	January 10, 2011	U.S.D.C., S.D. Fla.	June 2009

Torrent Ltd. and Torrent Inc.	June 1, 2011	U.S.D.C., D. Del.	Not yet scheduled

Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited	August 27, 2011	U.S.D.C., D. Del.	Not yet scheduled

*     Stay could terminate upon an earlier court decision holding the patents at issue invalid or not infringed.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On March 24, 2009, the Company and Wockhardt Limited (Wockhardt) entered into an agreement to settle the litigation referenced in the table above. On April 1, 2009, the Company submitted the settlement agreement and related documents to the U.S. Federal Trade Commission (FTC) for review. On April 6, 2009, the Court suspended the September 2010 trial date and all pre-trial deadlines. The 30-day FTC period passed without comment and, on May 5, 2009, the parties filed a joint motion to enter a consent judgment. Assuming all settlement conditions are completed and the agreement becomes final, Wockhardt will receive a patent license permitting it to market its generic capsule version of EFFEXOR XR (extended release capsules) on or after June 1, 2012, subject to earlier launch in limited circumstances but in no event earlier than January 1, 2011. In connection with the license, Wockhardt will pay the Company a specified percentage of profit from sales of its generic product.

In August 2007, the Company received notice that Sun Pharmaceutical Industries Ltd. (Sun) filed an ANDA seeking FDA approval to market extended release venlafaxine tablets before the expiration of the same three patents at issue in the above-mentioned litigations. Sun asserted that these patents are not infringed by its product and are invalid. Based upon these assertions and a review of its filing, the Company provided Sun with a covenant not to sue in 2007, limited to the product defined in Sun’s ANDA and these same three patents. Sun was subsequently required by the FDA to withdraw that ANDA. In March 2009, the Company was notified by Sun that it had filed a new ANDA, this time relying on Osmotica Pharmaceutical Corp.’s (Osmotica) extended release venlafaxine tablet product as the reference listed drug. The new ANDA seeks FDA approval to market extended release venlafaxine tablets before the expiration of the Company’s two formulation/use patents listed in the Orange Book for Osmotica’s extended release venlafaxine tablets. The Company previously licensed these patents to Osmotica in settlement of patent litigation between the Company and Osmotica concerning Osmotica’s New Drug Application (NDA) for extended release venlafaxine tablets (as described in the Company’s 2008 Financial Report). Sun asserted that these patents are not infringed by its product and are invalid. Based upon Sun’s assertions and review of Sun’s filing, on April 24, 2009, the Company provided Sun with a covenant not to sue, limited to the product defined in its new ANDA and the same three patents at issue in the above-mentioned litigations.

PRISTIQ Interference Proceeding

On November 13, 2008, the United States Patent and Trademark Office (PTO) declared an interference between Wyeth U.S. Patent No. 7,291,347 (the 347 patent) and a patent application owned by Sepracor. The 347 patent, one of the patents listed in the Orange Book for PRISTIQ, relates to oral dosage forms containing the active ingredient in PRISTIQ
(O-desmethylvenlafaxine succinate). On February 20, 2009, the PTO declared two additional interferences: the first between Sepracor patent application no. 10/720,134 and Wyeth U.S. Patent No. 6,673,838 B2 (the 838 patent), and the second between Sepracor patent application no. 11/091,518 and the 838 patent. The 838 patent relates to the active ingredient in PRISTIQ (O-desmethylvenlafaxine succinate) and is also listed in the Orange Book for PRISTIQ.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Commercial Litigation

Merger-Related Litigation

In the litigation described in the Company’s 2008 Financial Report filed in federal and state court in New Jersey and in the Delaware Chancery Court against the Company and members of its Board of Directors seeking to rescind the Company’s merger agreement with Pfizer, the three cases pending in the Delaware Chancery Court have been consolidated into a single proceeding, and the three cases pending in state court in New Jersey have been stayed pending the outcome of the Delaware litigation. An amended complaint has been filed in the Delaware proceeding, which, in addition to the original claims regarding the merger, adds claims challenging the disclosures in the preliminary proxy materials filed with the Securities and Exchange Commission. The Delaware Chancery Court has granted plaintiffs’ motion for expedited discovery, and this case is proceeding. There is also an action challenging the merger filed in the U.S. District Court for the District of New Jersey. This action makes claims nearly identical to the claims asserted in the Delaware action. The Company intends to contest these litigations vigorously.

Average Wholesale Price Litigation

In the litigation described in the Company’s 2008 Financial Report in which plaintiffs allege that the Company and other defendant pharmaceutical companies artificially inflated the Average Wholesale Price of their drugs, which allegedly resulted in overpayment by, among others, Medicare and Medicare beneficiaries and state Medicaid plans, the court presiding over State of Alabama v. Abbott Laboratories, Inc., et al., No. CV 2005-219, Cir. Ct., Montgomery Cy., AL, has established a series of trial dates for various groupings of defendants between mid-2009 and early 2011. Alabama’s claims against the Company are scheduled to be tried along with claims against four other companies in April 2010.

Contract Litigation

Trimegestone. In the breach of contract lawsuit described in the Company’s 2008 Financial Report brought by Aventis in the Commercial Court of Nanterre in France arising out of an October 12, 2000 agreement between the Company and Aventis relating to the development of hormone therapy drugs utilizing Aventis’ trimegestone progestin, Aventis has filed an appeal with the Versailles Court of Appeal from the Commercial Court’s January 2009 decision in favor of the Company.

Government Investigations

In connection with the previously disclosed investigation into the pricing and promotion of PROTONIX, the Company has been informed by the United States Attorney’s Office for the District of Massachusetts and the Civil Division of the U.S. Department of Justice that the government has intervened in sealed qui tam actions in the District of Massachusetts. The government’s intervention papers were filed under seal, and neither those papers nor the qui tam complaints have been provided to the Company. However, based on its discussions with the government, the Company understands that the government’s claims relate to Wyeth’s calculation of prices used to determine Medicaid rebates. The Company believes that its pricing calculations were correct and intends to defend itself vigorously in these actions. The previously disclosed grand jury investigation is continuing.

Regulatory Proceedings

ZOSYN Proceedings

In December 2008 and January 2009, the Company received notice that five generic pharmaceutical manufacturers have filed ANDAs seeking FDA approval to market generic versions of ZOSYN prior to the expiration in 2023 of the Company’s patent relating generally to pharmaceutical compositions containing piperacillin, tazobactam and a chelating

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

agent. Each generic manufacturer asserts that its proposed products will not infringe the patent as those products do not contain an aminocarboxylic acid chelating agent, such as ethylene diamine tetraacetic acid. Based upon these assertions and a review of these filings, the Company has not brought any patent infringement litigation.

Note 10.	Company Data by Segment

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

The following tables set forth Net revenue for the Company’s principal products and reportable segments, as well as Income (loss) before income taxes for the Company’s reportable segments for the three months ended March 31, 2009 and 2008:

	Net Revenue
	Three Months Ended March 31,
(In thousands)	2009	2008
Pharmaceuticals:
EFFEXOR	$818,841	$1,021,386
PREVNAR	754,650	705,803
ENBREL
Outside U.S. and Canada	626,741	605,558
Alliance revenue - U.S. and Canada	240,208	326,315
Nutritionals	415,491	411,205
ZOSYN/TAZOCIN	309,920	341,956
PREMARIN family	245,636	276,141
PROTONIX family(1)	215,257	159,164
Hemophilia family(2)	206,426	239,211
Other	655,264	672,054

Total Pharmaceuticals	4,488,434	4,758,793
Consumer Healthcare	612,584	675,208
Animal Health	275,955	276,648

Total net revenue	$5,376,973	$5,710,649

(1)

PROTONIX family net revenue for the 2009 first quarter reflects revenue from the Company’s own generic version of $123,312 and the branded product of $91,945, and the 2008 first quarter included revenue from the Company’s own generic version of $75,828 and the branded product of $83,336.

(2)

The Hemophilia family net revenue for the 2009 first quarter included revenue from BENEFIX of $130,274 and REFACTO/XYNTHA of $76,152, and the 2008 first quarter included revenue from BENEFIX of $149,989 and REFACTO/XYNTHA of $89,222.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Income (Loss) before Income Taxes
(In thousands)	Three Months Ended March 31,
Segment	2009	2008
Pharmaceuticals(1)	$1,719,422	$1,695,729
Consumer Healthcare(1)	132,830	121,260
Animal Health	76,894	61,370
Corporate(2)	(240,694)	(120,372)

Total	$1,688,452	$1,757,987

(1)

Income (loss) before income taxes for the 2009 first quarter included gains from product divestitures of approximately $25,200, which pertained primarily to the Pharmaceuticals and Consumer Healthcare segments. Income (loss) before income taxes for the 2008 first quarter included gains from product divestitures of $23,100, which pertained primarily to the Pharmaceuticals and Consumer Healthcare segments.

(2)

Corporate loss before income taxes included a net charge of $71,750 for the 2009 first quarter compared with $80,960 for the 2008 first quarter related to the Company’s productivity initiatives. For discussion of the Company’s productivity initiatives as it relates to each reportable segment, see Note 6, “Productivity Initiatives.” In addition, the 2009 first quarter included costs related to the proposed merger with Pfizer of $27,250.

Note 11.	Merger Agreement with Pfizer

On January 26, 2009, the Company announced it had entered into a definitive merger agreement with Pfizer, a Delaware corporation, and a wholly owned Delaware subsidiary of Pfizer. Pursuant to the merger agreement and subject to the conditions set forth therein, the Pfizer subsidiary will merge with and into the Company, with the Company surviving as a wholly owned subsidiary of Pfizer.

As a result of the merger, each outstanding share of the Company’s common stock, other than shares of restricted stock (for which holders will be entitled to receive cash consideration pursuant to separate terms of the merger agreement), and shares of common stock held directly or indirectly by the Company or Pfizer (which will be canceled as a result of the proposed merger), and other than those shares with respect to which appraisal rights are properly exercised and not withdrawn, will be converted into the right to receive $33.00 in cash, without interest, and 0.985 of a validly issued, fully paid and non-assessable share of common stock of Pfizer. Under the terms of the merger agreement, in the event that the number of shares of common stock of Pfizer issuable as a result of the merger would exceed 19.9% of the outstanding shares of common stock of Pfizer immediately prior to the closing of the merger, the stock portion of the merger consideration will be reduced so that no more than 19.9% of the outstanding shares of common stock of Pfizer become issuable in the merger, and the cash portion of the merger consideration will be increased by a corresponding amount.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The completion of the merger is subject to certain conditions, including, among others (i) adoption of the merger agreement by the Company’s stockholders, (ii) the absence of certain legal impediments to the consummation of the merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining antitrust approvals in certain other jurisdictions, (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by the Company and Pfizer, respectively, and compliance by the Company and Pfizer with their respective obligations under the merger agreement, (v) declaration of the effectiveness by the Securities and Exchange Commission of the Registration Statement on
Form S-4 filed by Pfizer, and (vi) the lenders providing Pfizer with debt financing in connection with the merger shall not have declined to provide such financing at closing due to the occurrence of a Parent Material Adverse Effect (as defined in the merger agreement) or due to Pfizer failing to obtain (A) an unsecured long-term obligations rating of at least “A2” (with stable (or better) outlook) and a commercial paper credit rating of at least “P-1” (which rating shall be affirmed) from Moody’s and (B) a long-term issuer credit rating of at least “A” (with stable (or better) outlook) and a short-term issuer credit rating of at least “A-1” (which rating shall be affirmed) from S&P Ratings Group (it being understood that an unsecured long-term obligations rating of higher than “A2” and a long-term issuer credit rating of higher than “A” shall satisfy the foregoing condition, as applicable, irrespective of whether or not such rating(s) are subject to “negative watch” or “negative outlook”) (the Specified Financing Condition).

A copy of the joint press release announcing the transaction was filed as an exhibit to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2009. A copy of the merger agreement was filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 29, 2009.

There are no assurances that the proposed transaction with Pfizer will be consummated on the expected timetable (during the second half of 2009) or at all. The merger agreement contains specified termination rights for the parties. If the merger agreement is terminated in certain circumstances where the Company receives an acquisition proposal that the Board of Directors of the Company determines is, or is reasonably likely to lead to, a Superior Proposal (as defined in the merger agreement), then the Company would be required to pay Pfizer a termination fee of (i) $1.5 billion if such proposal had been received during the first 30 days following execution of the merger agreement or (ii) $2.0 billion if such proposal is received after the first 30 days following execution of the merger agreement. The Company would also be required to pay Pfizer a termination fee of $2.0 billion if (1) the merger agreement is terminated due to either the failure of the Company’s shareholders to approve the merger or the Company’s breach of the merger agreement, and, in each case, certain additional circumstances occur, and (2) within 12 months following such termination, the Company enters into a definitive agreement with a third party with respect to certain extraordinary transactions or certain extraordinary transactions are consummated. In addition, if as a result of an Intervening Event (as defined in the merger agreement) the Company’s Board of Directors changes its recommendation that its shareholders approve the merger, then Pfizer could terminate the merger agreement, in which case the Company would be required to pay Pfizer a $2.0 billion termination fee and reimburse Pfizer for up to $700.0 million of expenses incurred by Pfizer in connection with the merger.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

If all conditions to the merger agreement are satisfied other than the Specified Financing Condition and Pfizer does not consummate the merger within the period specified in the merger agreement, then the merger agreement may be terminated by the Company, in which case Pfizer would be required to pay the Company a termination fee of $4.5 billion.

During the 2009 first quarter, the Company incurred $27.2 million after-tax ($0.02 per share-diluted) of costs related to the proposed merger with Pfizer.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the consolidated condensed financial statements and notes to consolidated condensed financial statements on pages 3 to 29 of this report. When reviewing the commentary below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in “Item 1A. RISK FACTORS” in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business; we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” on pages 55 to 57 of this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

Our Business

Wyeth is one of the world’s largest research-based pharmaceutical and health care products companies and is a leader in the discovery, development, manufacturing and marketing of pharmaceuticals, biotechnology products, vaccines, non-prescription medicines and animal health products.

We have three principal operating segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare) and Fort Dodge Animal Health (Animal Health), which we manage separately because they develop, manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. These segments reflect how senior management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. The percentage of worldwide net revenue and revenue generated outside the United States by operating segment for the 2009 first quarter were as follows:

	Pharmaceuticals	Consumer Healthcare	Animal Health
% of 2009 first quarter worldwide net revenue	84%	11%	5%
% of 2009 first quarter segment net revenue generated outside the United States	52%	47%	65%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

We also have a reportable Corporate segment primarily responsible for the audit, controller, treasury, tax and legal operations of our businesses. The Corporate segment maintains and/or incurs certain assets, liabilities, income, expense, gains and losses related to our overall management that are not allocated to the other reportable segments.

Our principal strategy for success is creation of innovative products. We strive to produce first-in-class and best-in-class therapies for significant unmet medical needs by leveraging our breadth of knowledge and our resources across three principal scientific development platforms: small molecules, biopharmaceuticals and vaccines.

On January 26, 2009, we announced that we had entered into a merger agreement with Pfizer Inc. (Pfizer) and a wholly owned subsidiary of Pfizer, pursuant to which the Pfizer subsidiary will merge with and into our Company, with our Company surviving as a wholly owned subsidiary of Pfizer. Under the terms of the merger agreement, each outstanding share of our common stock, other than shares of restricted stock (for which holders will be entitled to receive cash consideration pursuant to separate terms of the merger agreement), and shares of common stock held directly or indirectly by us or Pfizer (which will be canceled as a result of the proposed merger), and other than those shares with respect to which appraisal rights are properly exercised and not withdrawn, will be converted into the right to receive $33.00 in cash, without interest, and 0.985 of a share of common stock of Pfizer. The proposed merger has been approved by the Board of Directors of both companies and remains subject to approval by our stockholders, as well as certain additional conditions and approvals of various regulatory authorities. There are no assurances that the proposed merger with Pfizer will be consummated on the expected timetable (during the second half of 2009) or at all. The announcement of the proposed merger, whether or not consummated, may result in a loss of key personnel, may impact our relationships with third parties and may disrupt our sales and marketing, research and development, productivity initiatives or other key business activities, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the merger but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Unless stated otherwise, all forward-looking information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not take into account or give any effect to the impact of our proposed merger with Pfizer. See Note 11 to our consolidated condensed financial statements, “Merger Agreement with Pfizer,” contained in this Quarterly Report on Form 10-Q for additional details.

2009 First Three Months Financial Highlights

•	Worldwide net revenue decreased 6% as compared with the 2008 first quarter to $5,377.0 million;

•

Worldwide Pharmaceuticals net revenue decreased 6% as compared with the 2008 first quarter due primarily to the unfavorable impact of foreign exchange, lower sales, excluding the impact of foreign exchange, of EFFEXOR, the PREMARIN family of products and ZOSYN and lower ENBREL alliance revenue. The decrease was partially offset by higher sales, excluding the impact of foreign exchange, of key pharmaceutical

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

franchises ENBREL, outside the United States and Canada, PREVNAR and Nutritional products, along with new products TYGACIL, TORISEL and PRISTIQ, as well as the PROTONIX family;

•

Consumer Healthcare net revenue decreased 9% over the 2008 first quarter due primarily to the unfavorable impact of foreign exchange, lower sales, excluding the impact of foreign exchange, of CENTRUM, ALAVERT and ADVIL, and lost revenue due to the divestiture of PRIMATENE in the 2008 third quarter. The decrease was partially offset by new revenue from the acquisition of THERMACARE, which occurred in the 2008 third quarter; and

•

Animal Health net revenue was comparable with the 2008 first quarter. Higher sales, excluding the impact of foreign exchange, of livestock products were offset by the unfavorable impact of foreign exchange and lower sales, excluding the impact of foreign exchange, of companion animal products.

Our Principal Products

The following table presents worldwide net revenue from our principal products for the 2009 first quarter together with the percentage changes from the comparable period in the prior year, both as reported and excluding the impact of foreign exchange (FX):

(Dollars in millions)	2009 First Quarter Net Revenue	% Increase (Decrease) over 2008 First Quarter	% Increase (Decrease) over 2008 First Quarter Excluding FX
EFFEXOR	$818.8	(20)%	(17)%
PREVNAR	754.7	7%	19%
ENBREL
Outside U.S. and Canada	626.7	3%	23%
Alliance revenue - U.S. and Canada	240.2	(26)%	(26)%
Nutritionals	415.5	1%	12%
ZOSYN/TAZOCIN	309.9	(9)%	(4)%
PREMARIN family	245.6	(11)%	(10)%
PROTONIX family (includes our own generic)	215.3	35%	35%
HEMOPHILIA family	206.4	(14)%	(3)%

•

EFFEXOR (EFFEXOR and EFFEXOR XR) is our novel antidepressant for treating adult patients with major depressive disorder (MDD), generalized anxiety disorder, social anxiety disorder and panic disorder. EFFEXOR remains the number one selling antidepressant globally. Demand for EFFEXOR XR (extended release capsules) in the 2009 first quarter was negatively impacted by generic competition outside the United States and, to a lesser extent, by competition from a non-AB rated generic tablet in the United States.

•

PREVNAR is our vaccine for preventing invasive pneumococcal disease in infants and young children and is now available in 93 countries worldwide and included in 35 national immunization programs (NIPs). The increase in PREVNAR net revenue during the 2009 first quarter was largely driven by the implementation of five new NIPs, the timing of government purchases and increased volume. In the future, we will continue to pursue opportunities to secure additional NIPs and launch the product in new markets.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

•

ENBREL is our treatment for rheumatoid arthritis, psoriasis and other conditions. We have exclusive rights to ENBREL outside the United States and Canada, and we co-promote ENBREL with Amgen Inc. (Amgen) in the United States and Canada. ENBREL continues as the leading biotechnology brand in the world and ranks fifth in worldwide sales among the top pharmaceutical products.

•

Nutritionals includes our infant formula and toddler products S-26 GOLD, PROGRESS GOLD and PROMIL GOLD. We continue to expand into new markets, grow our business in the countries where we compete, particularly in key emerging markets such as China and continue to focus our business on the premium sector of the market.

•

ZOSYN (TAZOCIN internationally), our broad-spectrum I.V. antibiotic, continues to be the number one selling injectable antibiotic worldwide. Demand for ZOSYN in the 2009 first quarter was negatively impacted by generic competition outside the United States.

•	Our PREMARIN family of products remains the leading therapy to help women address moderate to severe menopausal symptoms.

•

PROTONIX (pantoprazole sodium), is our branded proton pump inhibitor for gastroesophageal reflux disease. In response to the “at risk” launch of generic pantoprazole tablets in the United States by Teva Pharmaceuticals USA, Inc. (Teva) in December 2007 and Sun Pharmaceutical Industries Ltd. (Sun) in January 2008, we launched our own generic version of PROTONIX tablets in the 2008 first quarter. While our own generic has had some success in the marketplace, the sales of our own generic have not, and cannot, offset the substantial harm caused by the launch of infringing generics. We will continue to vigorously pursue our litigation against Teva, Sun and other infringing generics.

•

Our Hemophilia franchise, which includes BENEFIX, REFACTO, REFACTO AF and XYNTHA, provides state-of-the-art products that offer patients with this lifelong bleeding disorder the potential for a near-normal life.

See “Our Challenging Business Environment” beginning on page 38 for a discussion of certain competitive and other factors that have impacted or may impact our principal products.

For more detail regarding our principal products, the preceding summary should be read in conjunction with our principal product summary in the overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Financial Report as incorporated in our 2008 Annual Report on Form 10-K (2008 Financial Report).

Our Product Pipeline

Our continued success depends, in large part, on the discovery and development of new and innovative pharmaceutical products and additional indications for existing products.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

In the fourth quarter of 2008, we implemented strategic initiatives to focus our future discovery research and development efforts on six key therapeutic areas and 27 disease areas. The therapeutic areas include: neuroscience, vaccines, inflammation, oncology, metabolism and musculoskeletal. Prior to this initiative, our discovery research and development focus stretched across 14 therapeutic areas and 54 disease areas. In hemophilia and infectious diseases, we will continue to support our product franchises on an opportunistic basis. While we are making these changes to our discovery research and development focus, we expect to continue our support of the products we have in preclinical and clinical development.

With respect to TYGACIL (tigecycline), our innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections, in March 2009, the U.S. Food and Drug Administration (FDA) approved our supplemental New Drug Application (NDA) for TYGACIL for the treatment of adult patients with community-acquired bacterial pneumonia caused by susceptible strains of indicated pathogens and also approved the addition of pathogens to the complicated skin and skin structure indication and the complicated intra-abdominal infection indication. We commenced a new Phase 2 clinical trial of TYGACIL for the treatment of hospital-acquired pneumonia in the fourth quarter of 2008.

Our NDA filing for PRISTIQ, a structurally novel, once-daily serotonin-norepinephrine reuptake inhibitor (O-desmethylvenlafaxine succinate, also referred to as desvenlafaxine) for the treatment of adult patients with MDD, was approved by the FDA in February 2008. FDA approval was subject to several post-marketing commitments. We began shipping PRISTIQ in April 2008 and conducted our full U.S. launch of the product in May 2008. In October 2008, as part of our global regulatory strategy and in consultation with the Committee for Medicinal Products for Human Use (CHMP), we withdrew our central European Marketing Authorization Application (MAA) for desvenlafaxine for the treatment of MDD in adults and have chosen not to pursue it at this time. This decision was based on preliminary feedback from representatives of the CHMP that additional efficacy data for desvenlafaxine would be required for CHMP to recommend a positive opinion. PRISTIQ has been approved for the treatment of MDD in adults in 13 countries, including the United States and Canada, and applications currently are pending in 27 additional markets.

With respect to our NDA filing with the FDA for PRISTIQ for the non-hormonal treatment of vasomotor symptoms associated with menopause, we received an approvable letter from the FDA in July 2007. In its letter, the FDA indicated that before the application could be approved, among other things, it would be necessary for us to provide additional data regarding the potential for serious adverse cardiovascular and hepatic effects associated with the use of PRISTIQ in this indication. The FDA requested that these data come from a randomized, placebo-controlled clinical trial of a duration of one year or more conducted in postmenopausal women. The requested clinical trial currently is under way and is expected to be completed in the first half of 2010. In the European Union (EU), we believe additional data will be necessary to address questions raised by the CHMP regarding the risk/benefit profile of desvenlafaxine for the treatment of vasomotor symptoms, which could include data from the new study requested by the FDA. As a result, in March 2008, we withdrew our MAA in the EU for this indication. Mexico and Thailand recently granted approvals for PRISTIQ to treat menopausal symptoms.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

We and our collaboration partner, Progenics Pharmaceuticals, Inc., are working to develop subcutaneous and/or oral formulations of RELISTOR for the treatment of opioid-induced constipation in settings outside of the palliative care setting (where we received approval from the FDA and the European Commission in 2008), such as for chronic pain.

In February 2009, we received approval in the EU for REFACTO AF (the EU trade name for XYNTHA, which we launched in the United States in 2008), our recombinant factor VIII product for patients with hemophilia A for both the control and prevention of bleeding episodes and surgical prophylaxis. We anticipate launch in mid-2009.

Regarding VIVIANT (bazedoxifene), our selective estrogen receptor modulator for postmenopausal osteoporosis, the FDA has advised us that it expects to convene an advisory committee to review our pending NDAs for both the treatment and prevention indications. We have received approvable letters for each of these NDAs, in which, among other things, the FDA requested further analyses and discussion concerning the incidence of stroke and venous thrombotic events, identified certain issues concerning data collection and reporting, and requested additional source documents. We expect that the FDA-requested advisory committee meeting will be scheduled following submission of our complete response to the approvable letters, which we plan to file in 2009. In April 2009, we received approval in the EU for CONBRIZA (the EU trade name for VIVIANT) for the treatment of postmenopausal osteoporosis in women at increased risk of fracture. We expect to launch CONBRIZA in the EU no earlier than 2010.

With respect to APRELA (bazedoxifene/conjugated estrogens), our tissue selective estrogen complex under development for menopausal symptoms and osteoporosis, we met with the FDA in early 2008 to review the results from our Phase 3 clinical trials and to discuss our planned NDA filing. While our discussions with the FDA are continuing, our plans currently contemplate an initial NDA filing for only the lower of the two principal doses studied in those trials. We must successfully complete additional work before filing an NDA, including finalizing our proposed commercial formulation and linking it to the formulations used in the clinical trials, and we now expect to file an initial NDA no earlier than the first half of 2010. Depending on the outcome of this work and future interactions with the FDA, it is possible that additional clinical data may be necessary to support approval.

Our Phase 3 clinical programs for PREVNAR 13 (Pneumococcal 13-valent Conjugate Vaccine (Diphtheria CRM197 Protein)) remain ongoing. In December 2008, we submitted an MAA to the European Medicines Agency for approval for PREVNAR 13 in infants and children from two months to five years of age. In March 2009, we completed our submission of a Biologic License Application to the FDA for PREVNAR 13 for the prevention of pneumococcal disease in infants and toddlers, for which the FDA has granted priority review in May 2009. Based on this designation, we expect a regulatory decision within six months. We initiated other global pediatric filings in late 2008 and, to date, have submitted regulatory applications for PREVNAR 13 in more than 40 countries worldwide. Further pediatric filings will occur throughout 2009. PREVNAR 13 is also being studied in Phase 3 global clinical trials in adults, with regulatory filings expected in 2010.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

In December 2007, we and our collaboration partner, Elan Corporation, plc (Elan), initiated a Phase 3 clinical program for our immunotherapeutic product candidate, bapineuzumab (AAB-001), for the treatment of patients with mild to moderate Alzheimer’s disease. Elan is conducting the Phase 3 clinical program in North America while we are conducting the program in other countries worldwide. Based on an interim analysis of data from the principal Phase 2 trial, in early 2008, we initiated the submission of clinical trial applications to support initiating the Phase 3 program outside North America prior to the availability of the final Phase 2 data. In some countries, regulatory authorities asked to review the full Phase 2 data, the Phase 3 protocols and amendments, and/or the Phase 3 safety experience to date before approving the clinical trial applications or permitting continued enrollment and dosing. These actions resulted in slower enrollment during 2008 than originally planned. The majority of these regulatory authority reviews now have occurred, and enrollment in the clinical studies in many of these countries is continuing, while in others, we remain in discussions with the regulators. In April 2009, we and Elan discontinued the highest of three dosing regimens in the two ongoing Phase 3 studies of bapineuzumab in patients with mild to moderate Alzheimer’s disease who do not carry the Apolipoprotein E4 (ApoE4) allele (non-carriers). ApoE4 is a known genetic risk factor for development of Alzheimer’s disease. These studies are continuing with the two lower dosing regimes, and this decision has no impact on the other two ongoing Phase 3 studies, which are testing a single dose of bapineuzumab in patients who carry the ApoE4 allele (carriers). The decision to discontinue the highest dosing regimen in the non-carrier studies was made in concurrence with the studies’ independent Safety Monitoring Committee following its review of vasogenic edema in the ongoing Phase 3 clinical program.

We currently have two Phase 3 clinical programs in oncology under way: neratinib (HKI-272) under development for the treatment of women with advanced HER-2-positive breast cancer and bosutinib (SKI-606), a targeted kinase inhibitor under development for the treatment of chronic myelogenous leukemia.

We continue to pursue in-licensing opportunities and strategic collaborations to supplement our internal research and development efforts. We face heavy competition from our peers in securing these relationships but believe that the excellence of our research and development and commercial organizations and the breadth of our expertise across traditional pharmaceuticals, biotechnology and vaccines position us well.

Certain Product Liability Litigation

Diet Drug Litigation

Our diet drug litigation is described in greater detail in Note 15 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2008 Financial Report and in Note 9 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q. The $1,038.2 million reserve balance at March 31, 2009 represents our best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, claims asserted by opt outs from the nationwide

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

settlement, primary pulmonary hypertension claims and our legal fees related to the diet drug litigation. It is possible that additional reserves may be required in the future, although we do not believe that the amount of any such additional reserves is likely to be material.

Hormone Therapy Litigation

During 2006, we began the first of a number of trials in our hormone therapy litigation, which is described in greater detail in Note 15 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2008 Financial Report and in Note 9 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q. As of March 31, 2009, we were defending approximately 8,400 actions brought on behalf of approximately 10,100 women in various federal and state courts throughout the United States for personal injuries, including primarily claims for breast cancer, as well as claims for, among other conditions, stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMARIN or PREMPRO. We also face putative class action lawsuits from users of PREMARIN or PREMPRO seeking medical monitoring and purchase price refunds, as well as other damages. Although most of these putative class actions have been dismissed or withdrawn, a hearing for class certification in a West Virginia statewide refund class action that began in 2008 has been adjourned to a date not yet set in 2009.

Of the 30 hormone therapy cases alleging breast cancer that have been resolved after being set for trial, 23 now have been resolved in our favor (by voluntary dismissal by the plaintiffs (14), summary judgment (5), defense verdict (3) or judgment for us notwithstanding the verdict (1)), several of which are being appealed by the plaintiffs. Of the remaining seven cases: four such cases have been settled, one resulted in a plaintiffs’ verdict that was vacated by the court and a new trial ordered (which plaintiffs have appealed), and two resulted in plaintiffs’ verdicts that we are appealing. One case, Brockert, that had been resolved in our favor by summary judgment was affirmed in part and reversed in part on appeal, and, accordingly, has been excluded from the preceding summary as this case will go back to trial. Additional cases have been voluntarily dismissed by plaintiffs before a trial setting.

Additional trials of hormone therapy cases are scheduled in 2009. Individual trial results depend on a variety of factors, including many that are unique to the particular case, and our trial results to date, therefore, may not be predictive of future trial results.

As we have not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, we have not established any litigation accrual for our hormone therapy litigation. As of March 31, 2009, we have recorded $175.0 million in insurance receivables relating to defense and settlement costs of our hormone therapy litigation. The insurance carriers that provide coverage that we contend is applicable have either denied coverage or have reserved their rights with respect to such coverage. We believe that the denials of coverage are improper and intend to enforce our rights under the terms of those policies.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

Our Challenging Business Environment

Generally, we face the same difficult environment that all research-based pharmaceutical companies are confronting. We continue to be challenged by the efforts of government agencies, insurers, employers and consumers to lower prices through leveraged purchasing plans, use of formularies, importation, reduced reimbursement for prescription drugs and other means. In the United States, health care and prescription drug-related issues are receiving heightened legislative and regulatory attention, and, if implemented, new cost-containment measures could result in decreased net revenue from our prescription pharmaceutical products and decrease potential returns from our research and development initiatives. Generic products are growing as a percentage of total prescriptions, and generic manufacturers are becoming more aggressive in challenging patents. Insurers and employers are increasingly demanding that patients start with a generic product before switching to a branded product if necessary, and our products increasingly compete with generic products. Competition among branded products also is intensifying. Global economic conditions may accelerate these pricing pressures or lead to increased usage of generic and private label products. Regulatory burdens and safety concerns are increasing both the cost and time it takes to bring new drugs to market. Post-marketing regulatory and media scrutiny of product safety also is increasing.

Certain key challenges to our business are highlighted below, but we encourage you to review “Item 1A. RISK FACTORS” in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009 for more information about challenges, risks and uncertainties.

Sales of PROTONIX continue to be adversely affected by the “at risk” launch of generic pantoprazole tablets in the United States by Teva Pharmaceutical Industries, Ltd. and Teva Pharmaceuticals USA, Inc. (collectively, Teva) in December 2007, several years in advance of the expiration of the U.S. compound patent that we exclusively license from Nycomed GmbH (Nycomed), the subsequent “at risk” launch of generic pantoprazole tablets by Sun Pharmaceutical Advanced Research Centre Ltd. and Sun Pharmaceutical Industries Ltd. (collectively, Sun) in January 2008, and continued sales by both Teva and Sun. Following Teva’s “at risk” launch and its resulting impact on the market, we launched our own generic version of PROTONIX tablets in January 2008. However, sales of our own generic have not, and cannot, offset the substantial harm caused by the launch and continued sale of the infringing generics. As described in Note 15 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2008 Financial Report and in Note 9 to our consolidated condensed financial statements, “Contingencies and Commitments” contained in this Quarterly Report on Form 10-Q, PROTONIX is the subject of ongoing U.S. patent litigation concerning the compound patent for the active ingredient in PROTONIX between us and our partner, Nycomed, and several generic manufacturers. In September 2007, the United States District Court for the District of New Jersey denied our motion for a preliminary injunction against Teva and Sun seeking to prevent the launch of a generic version of PROTONIX prior to resolution of ongoing patent litigation between the parties. The Court determined that Teva had raised sufficient

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

questions about the validity of the compound patent to preclude the extraordinary remedy of a preliminary injunction. The Court did not conclude that the patent was invalid or not infringed and emphasized that its findings were preliminary. The Court also stated that the generic manufacturers will need to meet a higher burden of proof, clear and convincing evidence, to prove the compound patent is invalid. We and Nycomed have appealed the Court’s denial of the preliminary injunction. In addition, we and Nycomed have filed amended complaints against Teva and Sun seeking damages resulting from their patent infringement and have requested a jury trial. We now believe that a trial on the liability (non-damages) issues in the litigation could occur prior to the end of 2009. We and Nycomed continue to believe that the PROTONIX patent is valid and enforceable and intend to continue to vigorously enforce our patent rights and seek monetary damages, including for lost profits and other damages, as well as orders prohibiting further infringement of the compound patent. However, the course and outcome of future proceedings cannot be predicted with certainty, and there is no assurance that the validity of the PROTONIX patent will be upheld or that we will recover monetary damages and/or obtain other requested relief. We also have filed a patent infringement litigation against KUDCO Ireland, Ltd. (KUDCo) based on its Paragraph IV certification for a generic PROTONIX tablet product. The thirty-month stay against KUDCo expired on January 25, 2009, and the FDA approved KUDCo’s Abbreviated New Drug Application (ANDA) to market its generic pantoprazole tablets in March 2009. To date, KUDCo has not launched its product. If KUDCo decides to enter the market “at risk” prior to the expiration of the PROTONIX patent, we and Nycomed expect to file an amended complaint seeking damages against KUDCo.

Late in 2005, we reached agreement with Teva on a settlement of the U.S. patent litigation pertaining to Teva’s proposed generic version of EFFEXOR XR (extended release capsules). Under licenses granted to Teva as part of the settlement, Teva launched a generic version of EFFEXOR (immediate release tablets) in the United States in August 2006 and will be permitted to launch a generic version of EFFEXOR XR (extended release capsules) in the United States beginning on July 1, 2010, subject to earlier launch based on specified events. Events that could trigger an earlier U.S. market entry by Teva with a generic version of EFFEXOR XR (extended release capsules) include specific market conditions and developments regarding the applicable Wyeth patents, including the outcome of other generic challenges to the patents. Seven lawsuits concerning such generic challenges currently are pending. There can be no assurance that the outcome of these litigations or the occurrence of specific market conditions will not trigger generic entry by Teva or another generic manufacturer before July 1, 2010. In connection with the licenses pursuant to the settlement, Teva paid us a specified percentage of profit from sales of its generic version of EFFEXOR (immediate release tablets) and will pay us a specified percentage of profit from sales of its generic version of EFFEXOR XR (extended release capsules), subject to adjustment or suspension based on market conditions and developments regarding the applicable patent rights.

In July 2008, we reached agreement with Impax Laboratories, Inc. (Impax) on a settlement of the U.S. patent litigation pertaining to Impax’s proposed generic version of EFFEXOR XR (extended release capsules). Under the terms of the settlement, we granted Impax a license

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

that would permit Impax to launch its generic version of EFFEXOR XR (extended release capsules) on or after June 1, 2011, subject to earlier launch in limited circumstances but in no event earlier than January 1, 2011. In connection with the license pursuant to the settlement, Impax will pay us a specified percentage of profit from sales of its generic product. The parties also have agreed that Impax will utilize its neurology-focused sales force to co-promote PRISTIQ for the treatment of MDD starting July 1, 2009.

In November 2008, we reached agreement with Anchen Pharmaceuticals, Inc. (Anchen) on a settlement of the U.S. patent litigation pertaining to Anchen’s proposed generic version of EFFEXOR XR (extended release capsules). Under the terms of the settlement, we have granted Anchen a license that would permit Anchen to launch a generic version of EFFEXOR XR (extended release capsules) on or after June 1, 2011, subject to earlier launch in limited circumstances but in no event earlier than January 1, 2011. In connection with the license, Anchen will pay us a specified percentage of profit from sales of its generic product.

In March 2009, we reached agreement with Lupin Ltd. and Lupin Pharmaceuticals, Inc. (collectively, Lupin) on a settlement of the U.S. patent litigation pertaining to Lupin’s proposed generic version of EFFEXOR XR (extended release capsules). Under the terms of the settlement, we have granted Lupin a license that would permit Lupin to launch a generic version of EFFEXOR XR (extended release capsules) on or after June 1, 2011, subject to earlier launch in limited circumstances but in no event earlier than January 1, 2011. In connection with the license, Lupin will pay us a specified percentage of profit from sales of its generic product.

In March 2009, we reached agreement with Wockhardt Limited (Wockhardt) on a settlement of the U.S. patent litigation pertaining to Wockhardt’s proposed generic version of EFFEXOR XR (extended release capsules). We submitted the settlement agreement and related documents to the U.S. Federal Trade Commission (FTC) for review. The 30-day FTC period passed without comment and, on May 5, 2009, the parties filed a joint motion to enter a consent judgment. Assuming all settlement conditions are completed and the agreement becomes final, we would grant Wockhardt a license that would permit Wockhardt to launch a generic version of EFFEXOR XR (extended release capsules) on or after June 1, 2012, subject to earlier launch in limited circumstances but in no event earlier than January 1, 2011. In connection with the license, Wockhardt will pay us a specified percentage of profit from sales of its generic product.

In early 2008, we settled our U.S. patent litigation with Osmotica Pharmaceutical Corp. (Osmotica), which filed an NDA pursuant to 21 U.S.C. 355(b)(2) seeking FDA approval to market extended release venlafaxine tablets. Venlafaxine is the active ingredient used in EFFEXOR XR (extended release capsules). Under the terms of the settlement, we have granted Osmotica a license under certain patents pursuant to which Osmotica will pay us a royalty on sales of its extended release venlafaxine tablets. In May 2008, the FDA approved Osmotica’s tablet product but did not rate it as therapeutically equivalent, also referred to as AB rated, to EFFEXOR XR (extended release capsules). Therefore, Osmotica’s tablet product ordinarily will not be substitutable for EFFEXOR XR (extended release capsules) at the pharmacy level. Osmotica launched its tablet product in October 2008.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

In 2007, we granted a covenant not to sue to Sun, which had filed an ANDA seeking FDA approval to market venlafaxine extended release tablets. The covenant not to sue was limited to the same three patents involved in the above-mentioned litigations and also was limited to the specific tablet product that was the subject of Sun’s ANDA. Pursuant to a subsequent FDA ruling, Sun was required to withdraw that ANDA. In March 2009, Sun notified us that it had filed a new ANDA seeking FDA approval to market extended release venlafaxine tablets before the expiration of our two formulation/use patents listed in the Orange Book for Osmotica’s extended release venlafaxine tablets. This new ANDA references the NDA held by Osmotica for its venlafaxine extended release tablets. Sun asserted that these patents are not infringed by its product and are invalid. Based upon Sun’s assertions and review of Sun’s filing, in April 2009, we provided Sun with a covenant not to sue limited to the product defined in Sun’s new ANDA and the same three patents at issue in the above mentioned litigations. While to date the FDA has not approved Sun’s ANDA, if otherwise approvable, Sun’s ANDA could be approved at any time because the compound patent for venlafaxine, and its associated pediatric exclusivity period, expired on June 13, 2008. While the FDA may rate Sun’s tablet product as therapeutically equivalent, also referred to as AB rated, to Osmotica’s tablet product, we anticipate that the FDA would not rate Sun’s tablet product as therapeutically equivalent to EFFEXOR XR (extended release capsules). Therefore, Sun’s tablet product ordinarily would not be substitutable for EFFEXOR XR (extended release capsules) at the pharmacy level.

While the availability of tablet products has resulted in erosion of EFFEXOR XR (extended release capsules) sales in the 2009 first quarter and we expect that it will continue to do so, we believe that the overall impact will be much less significant than would be expected from AB rated generic competition.

Additionally, demand in the United States for EFFEXOR XR (extended release capsules) has declined slightly as we shifted promotional support to PRISTIQ, our new product for the treatment of adult patients with MDD, which was launched in May 2008. PRISTIQ competes directly with our EFFEXOR family of products, and sales of EFFEXOR may be adversely impacted over time by the reduction in promotional support.

The compound patent for venlafaxine in most markets outside the United States expired in December 2008, and generic versions of EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) have been introduced in a number of major non-U.S. markets. In the 2009 first quarter, this emerging generic competition resulted in a 40% decrease in international EFFEXOR net revenue, excluding the impact of foreign exchange, as compared with the 2008 first quarter, and we expect a continued significant and growing negative impact on our sales of the EFFEXOR family throughout 2009 as generic competition intensifies and enters additional markets outside the United States.

Compound patent protection for ZOSYN expired in the United States in February 2007. Certain additional patent protection remains. Our current formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection until 2023. We believe that the timing and impact of generic competition for ZOSYN in the United States will

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

depend, among other factors, upon the timing and nature of the FDA’s response to the citizen petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 15 to our consolidated financial statements, “Contingencies and Commitments,” in our 2008 Financial Report. Generic competition for ZOSYN in the United States could occur at any time and likely would have a significant adverse impact on our sales of the product. Compound patent protection for ZOSYN (TAZOCIN internationally) expired in most major markets outside the United States in July 2007. Accordingly, we are facing generic competition in a number of major markets outside the United States and may face generic competition in additional countries in the near future. In the 2009 first quarter, generic competition negatively affected our sales of ZOSYN (TAZOCIN internationally) in certain markets outside the United States, particularly in Europe, resulting in an 18% decrease in international ZOSYN (TAZOCIN internationally) net revenue, excluding the impact of foreign exchange, as compared with the 2008 first quarter, and we expect a continued significant and growing adverse impact throughout 2009 as generic competition intensifies and enters additional markets.

In addition to competition from generic manufacturers, we face substantial competition from competing branded products. For example, ENBREL faces competition from multiple alternative therapies depending on the indication and country. ENBREL also faces potential competition from therapies under development. U.S. sales of products in the tumor necrosis factor (TNF) category, including ENBREL, were adversely affected by economic conditions in the 2009 first quarter.

Also, a competitor has developed a 10-valent pneumococcal vaccine, which was recently approved for sale in the EU, Canada and Australia, which will compete with PREVNAR and/or, if approved, PREVNAR 13.

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

In October 2007, the FDA convened a joint meeting of the Pediatric and Nonprescription Drugs Advisory Committees to discuss the safety and efficacy of over-the-counter (OTC) cough and cold products for use in children. The advisory committees recommended that these products no longer be used in children under the age of six. In October 2008, the FDA held a public hearing to solicit comment on certain scientific, regulatory and product use topics relating to children’s cough and cold products, and the FDA has indicated that it intends to issue proposed revised regulations on the use of OTC cough and cold products in children. We have implemented voluntary changes to the labeling of our ROBITUSSIN and DIMETAPP families of products to simplify the product labels by, among other things,

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

separating ROBITUSSIN into two product lines: adult (for adults and children ages 12 and up) and children’s. Regulatory agencies in other countries also have made, and in the future may make, related recommendations on these products. These events have resulted in lower sales of our ROBITUSSIN and DIMETAPP families of products and may further adversely impact sales of these products in the future.

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

It is possible that concerns about misuse will lead to new point-of-sale restrictions on products containing dextromethorphan, such as our ROBITUSSIN and DIMETAPP products. For example, the World Health Organization and the United Nations are conducting a formal review of dextromethorphan to determine if it meets the applicable criteria for international scheduling status as a controlled substance. Such status may subject these products to additional restrictions on sale and other requirements that could negatively affect sales.

More broadly, in the first quarter of 2009, we continued to implement and realize the benefits of Project Impact, an ongoing company-wide productivity initiatives program, which we launched in 2008. If we are not able to fully execute the strategic transformation of our business contemplated by Project Impact, our future results of operations could be adversely affected.

Global economic conditions have impacted and could continue to impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our partners, distributors, manufacturers, suppliers and other third parties. If the current economic situation continues or deteriorates further, our business could be negatively impacted by reduced demand for our products or third-party disruptions resulting from tighter credit markets and other adverse economic conditions. For example, sales of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payors, including governments and private insurance plans. As a result of the volatility of the current financial markets, our third-party payors may delay or be unable to satisfy their reimbursement obligations, which could have an adverse effect on the sales of our products as well as our business and results of operations. In addition, increased economic hardship among consumers of our products, including unemployment, loss of health insurance and prescription drug benefits, and declining household income, also could adversely impact our business. We rely upon third parties for certain parts of our business, including licensees and partners, wholesale distributors and retailers of our products, contract clinical trial providers, contract manufacturers, unaffiliated third-party suppliers and counterparties to our investment arrangements. The recent volatility in the financial markets

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

and a prolonged slowdown in the general economy may lead to a disruption or delay in the performance or satisfaction of commitments to us by these third parties, which could have an adverse effect on our business and results of operations.

We conduct a substantial portion of our business in currencies other than the U.S. dollar. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced. For example, the favorable impact of foreign exchange on our net revenue during the first nine months of 2008 was not replicated in the fourth quarter of 2008 due to a weakening of foreign currencies relative to the U.S. dollar. If the U.S. dollar maintains its current value or grows stronger against foreign currencies, our 2009 net revenue would continue to be adversely affected as compared with 2008.

As a result of global economic conditions, our pension plan assets incurred a significant decline in market value in 2008, which we expect will result in increased pension expense of approximately $250.0 million in 2009.

Consistent with the 2009 first quarter, we expect that our net interest expense will increase substantially in 2009 due to the significant decline in interest rates on our investments.

As part of our business, we have made and will continue to make significant investments in assets, including inventory, plant and equipment, which relate to potential new products and potential changes in manufacturing processes or reformulations of existing products. Our ability to realize value on these investments is contingent on, among other things, regulatory approval and market acceptance of these new products, process changes and reformulations. In addition, several of our existing products are nearing the end of their compound patent terms. If we are unable to find alternative uses for the assets supporting these products, these assets may need to be evaluated for impairment and/or we may need to incur additional costs to convert these assets to an alternate use. Our productivity initiatives may involve the acceleration of the impairment of these assets and/or the incurrence of additional costs to convert these assets to alternate uses. Earlier than anticipated generic competition for these products also may result in excess inventory and associated charges.

In addition, as we transition the manufacture and marketing of products to next-generation or alternative products, such as our anticipated shifts from PREVNAR to PREVNAR 13 (if approved), ENBREL to ENBREL (serum-free process) and REFACTO to XYNTHA/REFACTO AF, we may experience inventory write-offs, property and equipment impairments or increased costs. Such product transitions require detailed transition plans that create challenges for inventory and product placement, particularly if transitions go more slowly than expected. In addition, product transitions could result in a period of decreased sales as countries stop buying the prior product in anticipation of availability of the next-generation product.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

Our Productivity Initiatives

In the 2009 first quarter, we continued to implement productivity initiatives and realize the benefits of Project Impact. See Note 6 to our consolidated condensed financial statements, “Productivity Initiatives,” contained in this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our 2008 Financial Report. There were no changes in our critical accounting policies from the year ended December 31, 2008.

Results of Operations

Net Revenue

Worldwide Net revenue decreased 6% for the 2009 first quarter compared with the 2008 first quarter due to the unfavorable impact of foreign exchange, as well as lower sales, excluding the impact of foreign exchange, of Consumer Healthcare products. These decreases were offset, in part, by increased sales, excluding the impact of foreign exchange, of Pharmaceuticals and Animal Health products. Excluding the unfavorable impact of foreign exchange, worldwide Net revenue increased 2% for the 2009 first quarter.

The following table sets forth worldwide Net revenue results by reportable segment together with the percentage changes from the comparable period in the prior year:

	Net Revenue
	Three Months Ended March 31,
(Dollars in millions) Segment	2009	2008	% Increase (Decrease)	% Increase (Decrease) Excluding FX
Pharmaceuticals	$4,488.4	$4,758.8	(6)%	2%
Consumer Healthcare	612.6	675.2	(9)%	(1)%
Animal Health	276.0	276.6	—	13%

Total	$5,377.0	$5,710.6	(6)%	2%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

The following table sets forth the percentage changes in worldwide Net revenue by reportable segment and geographic area from the comparable period in the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

	% Increase (Decrease) Three Months Ended March 31, 2009
	Volume	Price	Foreign Exchange	Total Net Revenue
Pharmaceuticals
United States	(8)%	7%	—	(1)%
International	7%	(2)%	(15)%	(10)%
Total	—	2%	(8)%	(6)%
Consumer Healthcare
United States	(3)%	2%	—	(1)%
International	(5)%	3%	(15)%	(17)%
Total	(4)%	3%	(8)%	(9)%
Animal Health
United States	(11)%	4%	—	(7)%
International	23%	2%	(21)%	4%
Total	11%	2%	(13)%	—
Total
United States	(7)%	6%	—	(1)%
International	7%	(2)%	(15)%	(10)%
Total	—	2%	(8)%	(6)%

Pharmaceuticals

Worldwide Pharmaceuticals net revenue decreased 6% for the 2009 first quarter compared with the 2008 first quarter due primarily to the unfavorable impact of foreign exchange and lower sales, excluding the impact of foreign exchange, of EFFEXOR, the PREMARIN family and ZOSYN, as well as lower ENBREL alliance revenue. The decreases in net revenue of these pharmaceutical products, excluding the impact of foreign exchange, were more than offset by higher sales, excluding the impact of foreign exchange, of key pharmaceutical franchises ENBREL, outside the United States and Canada, PREVNAR and Nutritional products, along with new products TYGACIL, TORISEL and PRISTIQ, as well as the PROTONIX family. Excluding the impact of foreign exchange, EFFEXOR net revenue decreased 17% due primarily to generic competition outside the United States and, to a lesser extent, by competition from a non-AB rated generic tablet in the United States. ZOSYN net revenue decreased 4%, excluding the impact of foreign exchange, due to increased generic competition in international markets, and PREMARIN family net revenue decreased 10%, excluding the impact of foreign exchange, due to lower volume, which was partially offset by price increases. The 26% decrease in ENBREL alliance revenue was due primarily to the 2008 first quarter having been positively impacted by Amgen’s shift to wholesaler distribution and, to a lesser extent, lower U.S. demand in the 2009 first quarter. ENBREL net revenue, outside the United States and Canada, and PREVNAR net revenue, excluding the impact of foreign exchange, increased 23% and 19%, respectively, due to increased volume. Nutritional products increased 12%, excluding the impact of foreign exchange, due to price and volume increases. PROTONIX net revenue increased 35% due primarily to full quarter sales in the 2009 first quarter of our own generic product versus the partial quarter sales of that product in the 2008 first quarter. Excluding the unfavorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 2% for the 2009 first quarter.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

Consumer Healthcare

Worldwide Consumer Healthcare net revenue decreased 9% for the 2009 first quarter compared with the 2008 first quarter due primarily to the unfavorable impact of foreign exchange, decreases in sales, excluding the impact of foreign exchange, of CENTRUM, ALAVERT and ADVIL and lost revenue due to the divestiture of PRIMATENE during the 2008 third quarter. The weaker U.S. economy continues to have an impact on Consumer Healthcare net revenue, as consumers have shifted buying patterns to non-branded products. The decrease in Consumer Healthcare net revenue was partially offset by sales of THERMACARE and higher sales, excluding the impact of foreign exchange, of CALTRATE. Excluding the unfavorable impact of foreign exchange, worldwide Consumer Healthcare net revenue decreased 1% for the 2009 first quarter.

Animal Health

Worldwide Animal Health net revenue for the 2009 first quarter was comparable to the 2008 first quarter. The unfavorable impact of foreign exchange and lower sales, excluding the impact of foreign exchange, of companion animal products were offset by higher sales, excluding the impact of foreign exchange, of livestock products driven by ZULVAC bluetongue vaccine. Excluding the unfavorable impact of foreign exchange, worldwide Animal Health net revenue increased 13% for the 2009 first quarter.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

The following tables set forth the Pharmaceuticals, Consumer Healthcare and Animal Health worldwide net revenue by significant product for the three months ended March 31, 2009 and 2008:

Pharmaceuticals
	Three Months Ended March 31,
(In millions)	2009	2008
EFFEXOR	$818.8	$1,021.4
PREVNAR	754.7	705.8
ENBREL
Outside U.S. and Canada	626.7	605.6
Alliance revenue - U.S. and Canada	240.2	326.3
Nutritionals	415.5	411.2
ZOSYN/TAZOCIN	309.9	342.0
PREMARIN family	245.6	276.1
PROTONIX family(1)	215.3	159.2
Hemophilia family(2)	206.4	239.2
rhBMP-2	80.9	91.4
RAPAMUNE	80.6	95.4
Oral contraceptives	79.9	106.7
TYGACIL	66.9	41.9
TORISEL	35.7	21.5
Other	311.3	315.1

Total Pharmaceuticals	$4,488.4	$4,758.8

(1)

PROTONIX family net revenue for the 2009 first quarter reflects revenue from both our own generic version of $123.3 and the branded product of $92.0, and the 2008 first quarter included revenue from our own generic version of $75.8 and the branded product of $83.4.

(2)

The Hemophilia family net revenue for the 2009 first quarter included revenue from BENEFIX of $130.3 and REFACTO/XYNTHA of $76.1, and the 2008 first quarter included revenue from BENEFIX of $150.0 and REFACTO/XYNTHA of $89.2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

Consumer Healthcare
	Three Months Ended March 31,
(In millions)	2009	2008
CENTRUM	$162.8	$187.9
ADVIL	159.0	171.6
CALTRATE	61.5	56.9
ROBITUSSIN	41.1	42.0
PREPARATION H	26.2	29.6
CHAPSTICK	24.9	23.3
THERMACARE	22.0	—
ADVIL COLD & SINUS	14.4	20.2
Other	100.7	143.7

Total Consumer Healthcare	$612.6	$675.2

Animal Health
	Three Months Ended March 31,
(In millions)	2009	2008
Livestock products	$140.5	$116.2
Companion animal products	72.5	83.9
Equine products	32.8	37.4
Poultry products	29.8	36.6
Other	0.4	2.5

Total Animal Health	$276.0	$276.6

Sales Deductions

We deduct certain items from gross revenue that primarily consist of provisions for product returns, cash discounts, chargebacks/rebates, customer allowances and consumer sales incentives. The provision for chargebacks/rebates relates primarily to U.S. sales of pharmaceutical products provided to wholesalers and managed care organizations under contractual agreements or to certain governmental agencies that administer benefit programs, such as Medicaid. While different programs and methods are utilized to determine the chargeback or rebate provided to the customer, we consider both to be a form of price reduction. Chargebacks/rebates approximated $602.3 million for the 2009 first quarter compared with $576.5 million for the 2008 first quarter. The increase in chargebacks/rebates was due primarily to increased rebates for generic pantoprazole and PROTONIX. Except for chargebacks/rebates, provisions for each of the other components of sales deductions, including product returns, are individually less than 2% of gross sales.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

Operating Expenses

Cost of goods sold, as a percentage of Net revenue, decreased 1.7 percentage points to 25.7% for the 2009 first quarter compared with 27.4% for the 2008 first quarter. The decrease in the 2009 first quarter was due, in part, to the impact of foreign exchange rates and favorable manufacturing variances.

Selling, general and administrative expenses, as a percentage of Net revenue, decreased slightly to 29.6% in the 2009 first quarter from 30.2% in the 2008 first quarter. The 2009 first quarter decrease was primarily due to the realization of cost savings as a result of our productivity initiatives, which were partially offset by increased pension expense.

Research and development expenses decreased 8% for the 2009 first quarter compared with the 2008 first quarter. The decrease was primarily due to reduced headcount and operating expenses resulting from the Company’s productivity initiatives and lower clinical trial costs.

Interest (Income) Expense, Net and Other Income, Net

Interest (income) expense, net for the three months ended March 31, 2009 and 2008 consisted of the following:

	Three Months Ended March 31,
(In millions)	2009	2008
Interest expense	$125.2	$139.1
Interest income	(47.6)	(151.1)
Less: Interest expense capitalized for capital projects	(12.3)	(15.5)

Total interest (income) expense, net	$65.3	$(27.5)

The change in interest (income) expense, net was primarily due to the significant reduction in interest rates around the world and the resulting decrease in interest income earned on our investments.

Other income, net decreased to $122.6 million for the 2009 first quarter compared with $143.5 million for the 2008 first quarter. The decrease was primarily due to a $104.6 million gain in the 2008 first quarter on the sale of a manufacturing plant in Japan, which was partially offset by increased income in the 2009 first quarter associated with our foreign exchange hedging program.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

Income (Loss) before Income Taxes

The following table sets forth worldwide income (loss) before income taxes by reportable segment together with the percentage changes from the comparable period in the prior year:

	Income (Loss) before Income Taxes
	Three Months Ended March 31,
(Dollars in millions) Segment	2009	2008	% Increase/ (Decrease)
Pharmaceuticals(1)	$1,719.4	$1,695.7	1%
Consumer Healthcare(1)	132.8	121.3	9%
Animal Health	76.9	61.4	25%
Corporate(2)	(240.6)	(120.4)	(100)%

Total	$1,688.5	$1,758.0	(4)%

(1)

Income (loss) before income taxes for the 2009 first quarter included gains from product divestitures, primarily in the Pharmaceuticals and Consumer Healthcare segments, of approximately $25.2 compared with $23.1 for the 2008 first quarter.

(2)

Corporate loss before income taxes included a net charge related to our productivity initiatives of $71.8 for the 2009 first quarter compared with a net charge of $81.0 for the 2008 first quarter. In addition, the 2009 first quarter included costs related to the proposed merger with Pfizer of $27.2. Further, the Corporate loss before income taxes included interest expense, net of $65.3 for the 2009 first quarter compared with interest income, net of $27.5 for the 2008 first quarter. The productivity initiatives charges related to the reportable segments are as follows:

	Productivity Initiatives Charges
	Three Months Ended March 31,
(In millions)	2009	2008
Pharmaceuticals	$68.4	$158.8
Consumer Healthcare	2.4	21.2
Animal Health	1.0	1.0
Corporate	—	4.6

Total productivity initiatives charges	71.8	185.6
Gain on asset sale - Pharmaceuticals	—	(104.6)

Net productivity initiatives charges	$71.8	$81.0

Worldwide Pharmaceuticals income before income taxes for the 2009 first quarter increased 1% due primarily to lower cost of goods sold, as a percentage of net revenue, lower research and development expense and higher other income, net, partially offset by lower worldwide net revenue.

Worldwide Consumer Healthcare income before income taxes for the 2009 first quarter increased 9% due primarily to lower research and development expenses and higher other income, net resulting from a product divestiture, partially offset by lower worldwide net revenue and slightly higher cost of goods sold, as a percentage of net revenue.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

Worldwide Animal Health income before income taxes for the 2009 first quarter increased 25% due primarily to lower cost of goods sold, as a percentage of net revenue, lower selling, general and administrative expenses, as a percentage of net revenue, lower research and development expenses, and higher other income, net.

Corporate expenses, net for the 2009 first quarter were $240.6 million compared with $120.4 million for the 2008 first quarter. The increase in Corporate expenses, net was primarily due to higher interest expense, net and lower other income, net, partially offset by lower general and administrative expenses.

Income Taxes

The effective tax rate was 29.0% for the 2009 first quarter compared with 31.9% for the 2008 first quarter. The decrease was primarily due to the renewal of the U.S. research and development tax credit, which was renewed by Congress in the fourth quarter of 2008, as well as increased profit in tax favorable jurisdictions.

Consolidated Net Income and Diluted Earnings per Share Results

Net income and diluted earnings per share for the 2009 first quarter were $1,198.2 million and $0.89, respectively, compared with $1,196.9 million and $0.89 for the 2008 first quarter.

Our management uses various measures to manage and evaluate our performance and believes it is appropriate to specifically identify certain significant items included in net income and diluted earnings per share to assist investors with analyzing ongoing business performance and trends. In particular, our management believes that comparisons between 2009 and 2008 first quarter results of operations are impacted by the following items that are included in net income and diluted earnings per share:

•	2009 first quarter charges of $71.8 million ($54.6 million after-tax or $0.04 per share-diluted) related to our productivity initiatives.

•	2009 first quarter charges of $27.2 million after-tax ($0.02 per share-diluted) for costs incurred related to the proposed merger with Pfizer.

•	2008 first quarter net charges of $81.0 million ($69.6 million after-tax or $0.05 per share-diluted) related to our productivity initiatives.

The productivity initiatives charges and merger-related costs have been identified as certain significant items by our management as these charges are not considered to be indicative of continuing operating results.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

Liquidity, Financial Condition and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents decreased $1,185.3 million during the 2009 first quarter. Uses of cash during the 2009 first quarter related primarily to the following items:

•	Purchases of $3,225.5 million of marketable securities;

•	Purchases of $400.0 million of government-guaranteed promissory notes;

•	Dividend payments of $395.0 million;

•	Capital expenditures totaling $187.1 million; and

•	Repayments and repurchases of debt totaling $60.3 million, primarily open market repurchases of our outstanding contingently convertible debt.

These uses of cash were partially offset by the following items:

•	Proceeds of $2,012.9 million related to the sales and maturities of marketable securities; and

•	Net increase in cash from operating activities of $1,080.7 million.

The increase in working capital of $440.0 million, excluding the effect of foreign exchange, resulted primarily from decreases in accounts payable and accrued expenses and an increase in inventory offset, in part, by increases in accrued taxes.

Total Debt

At March 31, 2009, we had outstanding $11,593.5 million in total debt, which consisted of notes payable and other debt. Maturities of our obligations as of March 31, 2009 are set forth below:

(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Total debt	$11,593.5	$852.7	$1,625.4	$3,531.6	$5,583.8

The following represents our credit ratings as of March 31, 2009:

	Moody’s	S&P	Fitch
Short-term debt	P-2	A-1	F-2
Long-term debt	A3	A+	A-
Outlook	Watch Positive	Watch Positive	Watch Positive
Last rating update	January 26, 2009	January 26, 2009	January 26, 2009

We maintain a $3 billion revolving credit facility with a group of banks and financial institutions that matures in August 2012. The credit facility agreement requires us to maintain a ratio of consolidated adjusted indebtedness to adjusted capitalization not to exceed

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

60%. The proceeds from the credit facility may be used for our general corporate and working capital requirements and for support of our commercial paper, if any. As of March 31, 2009 and 2008, there were no borrowings outstanding under this facility nor do we have any commercial paper outstanding that is supported by this facility.

Fair Value Measurements

We comply with Statement of Financial Accounting Standards No. 157 (SFAS No. 157), which defines fair value and establishes a framework for measuring the fair value of certain assets and liabilities (see Note 4 to our consolidated condensed financial statements, “Fair Value Measurements,” contained in this Quarterly Report on Form 10-Q). As discussed in Note 4, our use of significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities was not material, as it represented less than 1% of total assets and liabilities that are measured at fair value. SFAS No. 157 did not have a material impact on our results of operations, liquidity or capital resources for the 2009 first quarter nor do we expect SFAS No. 157 to have a material impact on our results of operations, liquidity or capital resources in future periods.

Other

We have a share repurchase program that authorizes us to buy back up to $5.0 billion of our common stock. The repurchase program has no time limit and may be suspended for periods or discontinued at any time. We intend to fund any share repurchases under the program with cash from operations. Under our merger agreement with Pfizer, we have agreed, subject to certain exceptions, not to repurchase our common stock without Pfizer’s consent.

In April 2009, we announced the redemption in full of our outstanding $2 convertible preferred stock, effective on July 15, 2009. As of April 22, 2009, there were 8,896 shares of our convertible preferred stock outstanding. The redemption price for each share is $60.08, which includes an amount equal to all accrued but unpaid dividends up to, and including, the redemption date. Each share of convertible preferred stock is convertible into 36 shares of common stock, and holders may elect to convert all, or a portion of, their convertible preferred stock into Wyeth common stock at any time prior to the close of business on the redemption date. Considering the number of shares of Wyeth common stock into which each share of convertible preferred stock is convertible as compared with the redemption price, we expect that the holders of all or substantially all of the convertible preferred stock will elect to convert prior to the redemption date. We are making this redemption at Pfizer’s request, but the redemption is not in any way contingent upon the closing of the proposed merger.

Taxing authorities in various jurisdictions are in the process of reviewing our tax returns. Except for the California Franchise Tax Board, where we have filed protests for the 1996-2003 tax years, taxing authorities are generally reviewing our tax returns for post-2001 tax years, including the Internal Revenue Service, which has begun its audit of our tax returns for the 2002-2005 tax years. Certain of these taxing authorities are examining tax positions associated with our cross-border arrangements. While we believe that these tax positions are appropriate and that our reserves are adequate with respect to such positions, it is possible

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

that one or more taxing authorities will propose adjustments in excess of such reserves and that conclusion of these audits will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on our results of operations or cash flows in the period in which an adjustment is recorded and in future periods. We believe that an unfavorable resolution for open tax years would not be material to our financial position; however, each year, we record significant tax benefits with respect to our cross-border arrangements, and, therefore, the possibility of a resolution that is material to our financial position cannot be excluded.

As more fully described in Note 9 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and in Note 15 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2008 Financial Report, we are involved in various legal proceedings. We intend to vigorously defend our Company and our products in these litigations and believe our legal positions are strong. However, from time to time, we may settle or decide no longer to pursue particular litigation as we deem advisable. In light of the circumstances discussed therein, it is not possible to determine the ultimate outcome of our legal proceedings, and, therefore, it is possible that the ultimate outcome of these proceedings could be material to our results of operations, cash flows and financial position.

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

•	Anticipated profile of, and prospects for, our product candidates;

•	Emerging clinical data on our marketed and pipeline products and the impact on regulatory filings, product labeling, market acceptance and/or product sales;

•	Our clinical program for bapineuzumab, including our assessment of the status of the ongoing Phase 3 program;

•	Anticipated developments relating to product supply, pricing and sales of our key products;

•	Sufficiency of facility capacity for growth;

•	Changes in our product mix;

•	Uses of cash and borrowings;

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

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

•	Calculations of projected benefit obligations under pension plans, expected contributions to pension plans, expected returns on pension plan assets and pension expense;

•	Assumptions used in calculations of deferred tax assets;

•	Anticipated amounts of future contractual obligations and other commitments;

•	The financial statement impact of changes in generally accepted accounting principles;

•	Plans to vigorously prosecute or defend various lawsuits;

•	Our and our collaboration partners’ ability to protect our intellectual property, including patents;

•	Minimum terms for patent protection with respect to various products;

•	Timing and impact of generic competition for EFFEXOR XR, including the impact of licenses and covenants not to sue granted to generic manufacturers for generic versions of EFFEXOR XR;

•

Impact of generic competition for PROTONIX, including the “at risk” launches by Teva and Sun, potential for “at-risk” launch by KUDCo and our expectations regarding the outcome of our patent litigation against generic manufacturers with regard to PROTONIX;

•	Timing and impact of generic competition for ZOSYN/TAZOCIN;

•	Impact of legislation or regulation affecting product approval, pricing, reimbursement, patient access and biosimilars, both in the United States and internationally;

•	Impact of managed care or health care cost-containment;

•	Impact of competitive products, including generics;

•	Impact of the global economic environment;

•	Interest rate and exchange rate fluctuations and our expectations regarding the anticipated impact of these fluctuations and of current credit and financial market conditions on our results; and

•	Timing and expectations with respect to our proposed merger with Pfizer.

Each forward-looking statement contained in this report is subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by such statement. These risks and uncertainties include, among others: risks related to our proposed merger with Pfizer, including satisfaction of the conditions of the proposed merger on the proposed timeframe or at all, contractual restrictions on the conduct of our business included in the merger agreement, and the potential for loss of key personnel, disruption in key business activities or any impact on our relationships with third parties as a result of the

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months Ended March 31, 2009

announcement of the proposed merger; the inherent uncertainty of the timing and success of, and expense associated with, research, development, regulatory approval and commercialization of our products and pipeline products; government cost-containment initiatives; restrictions on third-party payments for our products; substantial competition in our industry, including from branded and generic products; emerging data on our products and pipeline products; the importance of strong performance from our principal products and our anticipated new product introductions; the highly regulated nature of our business; product liability, intellectual property and other litigation risks and environmental liabilities; the outcome of government investigations; uncertainty regarding our intellectual property rights and those of others; difficulties associated with, and regulatory compliance with respect to, manufacturing of our products; risks associated with our strategic relationships; global economic conditions; interest and currency exchange rate fluctuations and volatility in the credit and financial markets; changes in generally accepted accounting principles; trade buying patterns; the impact of legislation and regulatory compliance; risks and uncertainties associated with global operations and sales; and other risks and uncertainties, including those detailed from time to time in our periodic reports filed with the Securities and Exchange Commission, including our Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. In particular, we refer you to “Item 1A. RISK FACTORS” of our 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 27, 2009, for additional information regarding the risks and uncertainties discussed above as well as additional risks and uncertainties that may affect our actual results. The forward-looking statements in this report are qualified by these risk factors.

We caution investors not to place undue reliance on the forward-looking statements contained in this report. Each statement speaks only as of the date of this report (or any earlier date indicated in the statement), and we undertake no obligation to update or revise any of these statements, whether as a result of new information, future developments or otherwise. From time to time, we also may provide oral or written forward-looking statements in other materials, including our earnings press releases. You should consider this cautionary statement, including the risk factors identified in “Item 1A. RISK FACTORS” of our 2008 Annual Report on Form 10-K, which are incorporated herein by reference, when evaluating those statements as well. Our business is subject to substantial risks and uncertainties, including those identified in this report. Investors, potential investors and others should give careful consideration to these risks and uncertainties.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The market risk disclosures appearing in our 2008 Financial Report have not materially changed from December 31, 2008. At March 31, 2009, the fair values of our financial instruments were as follows:

	Notional/ Contract Amount	Assets (Liabilities)
(In millions) Description		Carrying Value	Fair Value
Forward contracts(1)	$2,655.9	$106.5	$106.5
Option contracts(1)	482.2	53.7	53.7
Interest rate swaps	5,000.0	435.6	435.6

(1)

The forward and option contracts are primarily related to our programs to manage our exposure to intercompany and third-party foreign currency risk. If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net receivable on the forward contracts and option contracts would collectively decrease or increase by approximately $173.9.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The fair value of foreign currency forward contracts, foreign currency option contracts and interest rate swaps reflects the present value of the contracts at March 31, 2009. Under SFAS No. 157, consideration has been given to the impact of third-party credit risk when determining fair value. Currently, any impact of third-party credit risk on the fair value of foreign currency forward contracts and foreign currency option contracts is not considered significant. The carrying value of our outstanding debt as of March 31, 2009 approximates fair value. If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $773.5 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

During the 2009 first quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

The information set forth in Note 9 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Our Challenging Business Environment” and “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q and in our 2008 Financial Report as incorporated into our 2008 Annual Report on Form 10-K, as well as in “Item 1A. RISK FACTORS” of our 2008 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to repurchases of shares of our common stock during the 2009 first quarter:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	(Dollars in millions) Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs(2)
January 1, 2009 through January 31, 2009	539,223	$37.68	—	$3,268.1
February 1, 2009 through February 28, 2009	114,421	42.42	—	3,268.1
March 1, 2009 through March 31, 2009	550,596	41.14	—	3,268.1

Total	1,204,240	$39.71	—

(1)

This column reflects the following transactions during the 2009 first quarter: (i) the deemed surrender to us of 606,617 shares of common stock to satisfy tax withholding obligations in connection with the distribution of shares held in trust for employees who deferred receipt of such shares; (ii) the open market purchase of 5,985 shares of common stock to satisfy equivalent dividends paid to employees’ and non-employee directors’ restricted stock trust holdings; and (iii) the surrender to us of 591,638 shares of common stock to satisfy tax withholding obligations for employees in connection with the issuance of restricted stock and/or performance share awards.

(2)

Our previously authorized Share Repurchase Program, which had been announced on January 25, 2007, allowed for future purchases of up to 30,000,000 shares. On September 27, 2007, our Board of Directors amended the program to allow for repurchases of up to $5,000.0 million of our common stock, inclusive of approximately $1,188.2 million of repurchases executed between January 25, 2007 and September 27, 2007 under the prior authorization. The Share Repurchase Program has no time limit and may be suspended for periods or discontinued at any time. Under our merger agreement with Pfizer, we have agreed, subject to certain exceptions, not to repurchase our common stock without Pfizer’s consent. We did not make any purchases under the Share Repurchase Program during the 2009 first quarter.

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

Date: May 7, 2009

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