Form 10-Q
period 2009-06-30
WYETH
filed 2009-08-06
CIK 5187

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Wyeth’s Common Stock outstanding as of the close of business on July 31, 2009:

Class	Number of Shares Outstanding
Common Stock, $0.33-1/3 par value	1,335,057,224

WYETH

Items other than those listed above have been omitted because they are not applicable.

WYETH

Introductory Note

On January 26, 2009, Wyeth announced that it had entered into a merger agreement with Pfizer Inc. (Pfizer) and a wholly owned subsidiary of Pfizer. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed merger. For additional details regarding the proposed merger, see Note 12 to our consolidated condensed financial statements, “Merger Agreement with Pfizer,” contained in Part I, Item 1, of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part I, Item 2, of this report.

Part I - Financial Information

Item 1.	The consolidated condensed financial statements included herein have been prepared by Wyeth (the Company), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, the consolidated condensed financial statements reflect all adjustments, including those that are normal and recurring, considered necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, the results of its operations for the three and six months ended June 30, 2009 and 2008, and changes in stockholders’ equity and cash flows for the six months ended June 30, 2009 and 2008. We have evaluated subsequent events through the time of filing of our 2009 second quarter Form 10-Q on August 6, 2009, which is the date that these financial statements were issued. It is suggested that these consolidated condensed financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations be read in conjunction with the Company’s consolidated financial statements and the notes thereto included in the Company’s 2008 Financial Report as incorporated in the Company’s 2008 Annual Report on Form 10-K and information contained in Current Reports on Form 8-K and Quarterly Reports on Form 10-Q filed since the filing of the 2008 Annual Report on Form 10-K.

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

WYETH

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands Except Per Share Amounts)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$9,196,917	$10,015,877
Marketable securities	6,702,594	4,529,395
Accounts receivable less allowances	3,928,679	3,646,439
Inventories:
Finished goods	1,037,203	995,810
Work in progress	1,776,036	1,540,456
Materials and supplies	524,231	460,162

	3,337,470	2,996,428
Other current assets including deferred taxes	2,426,941	2,293,201

Total Current Assets	25,592,601	23,481,340
Property, plant and equipment	17,308,774	16,877,480
Less accumulated depreciation	6,109,541	5,679,269

	11,199,233	11,198,211
Goodwill	4,277,299	4,261,737
Other intangibles, net of accumulated amortization (June 30, 2009-$407,712 and December 31, 2008-$372,872)	364,751	421,686
Other assets including deferred taxes	4,185,212	4,668,750

Total Assets	$45,619,096	$44,031,724

LIABILITIES
Loans payable	$916,863	$913,245
Trade accounts payable	1,059,888	1,254,369
Dividends payable	400,253	—
Accrued expenses	3,994,161	4,426,444
Accrued taxes	481,442	256,365

Total Current Liabilities	6,852,607	6,850,423
Long-term debt	10,551,802	10,826,013
Pension liabilities	1,677,701	1,601,289
Accrued postretirement benefit obligations other than pensions	1,816,421	1,777,315
Other noncurrent liabilities	3,933,860	3,802,842

Total Liabilities	24,832,391	24,857,882

Contingencies and commitments (Note 10)
STOCKHOLDERS’ EQUITY
$2.00 convertible preferred stock, par value $2.50 per share	17	22
Common stock, par value $0.33-1/3 per share	444,722	443,851
Additional paid-in capital	7,610,854	7,483,549
Retained earnings	14,076,238	12,868,799
Accumulated other comprehensive loss	(1,345,126)	(1,622,379)

Total Stockholders’ Equity	20,786,705	19,173,842

Total Liabilities and Stockholders’ Equity	$45,619,096	$44,031,724

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net revenue	$5,695,160	$5,945,358	$11,072,133	$11,656,007

Cost of goods sold	1,564,961	1,683,937	2,945,852	3,245,950
Selling, general and administrative expenses	1,598,518	1,832,500	3,190,327	3,554,713
Research and development expenses	885,305	836,067	1,658,425	1,675,444
Interest (income) expense, net	83,013	18,685	148,325	(8,771)
Other income, net	(242,901)	(44,677)	(365,512)	(188,162)

Income before income taxes	1,806,264	1,618,846	3,494,716	3,376,833
Provision for income taxes	534,245	496,752	1,024,537	1,057,792

Net income	$1,272,019	$1,122,094	$2,470,179	$2,319,041

Basic earnings per share	$0.95	$0.84	$1.85	$1.74

Diluted earnings per share	$0.94	$0.83	$1.83	$1.72

Dividends paid per share of common stock	$0.30	$0.28	$0.60	$0.56

Dividends declared per share of common stock	$0.60	$0.56	$0.90	$0.84

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In Thousands Except Per Share Amounts)

(Unaudited)

Six Months Ended June 30, 2009:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2009	$22	$443,851	$7,483,549	$12,868,799	$(1,622,379)	$19,173,842
Net income				2,470,179		2,470,179
Currency translation adjustments					244,994	244,994
Derivative contracts adjustments, net					(92,813)	(92,813)
Marketable securities adjustments, net					51,749	51,749
Pension and postretirement benefit adjustments					73,323	73,323

Comprehensive income, net of tax						2,747,432

Cash dividends declared(1)				(1,199,756)		(1,199,756)
Common stock acquired for treasury		(583)	(7,320)	(62,984)		(70,887)
Common stock issued for stock options		346	41,038			41,384
Stock-based compensation expense			101,880			101,880
Issuance of restricted stock awards		1,083	60			1,143
Tax benefit (reduction) from exercises/ cancellations of stock options			(8,333)			(8,333)
Other exchanges	(5)	25	(20)			—

Balance at June 30, 2009	$17	$444,722	$7,610,854	$14,076,238	$(1,345,126)	$20,786,705

Six Months Ended June 30, 2008:

	$2.00 Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at January 1, 2008	$23	$445,929	$7,125,544	$10,417,606	$221,433	$18,210,535
Net income				2,319,041		2,319,041
Currency translation adjustments					550,512	550,512
Derivative contracts adjustments, net					(25,632)	(25,632)
Marketable securities adjustments, net					(26,999)	(26,999)
Pension and postretirement benefit adjustments					3,165	3,165

Comprehensive income, net of tax						2,820,087

Cash dividends declared(2)				(1,120,941)		(1,120,941)
Common stock acquired for treasury		(3,158)	(33,649)	(356,094)		(392,901)
Common stock issued for stock options		587	71,445			72,032
Stock-based compensation expense			176,100			176,100
Issuance of restricted stock awards		1,043	(1,175)			(132)
Tax benefit (reduction) from exercises/ cancellations of stock options			(3,096)			(3,096)
Other exchanges		4	(3)			1

Balance at June 30, 2008	$23	$444,405	$7,335,166	$11,259,612	$722,479	$19,761,685

(1)	Included in cash dividends declared were the following dividends payable at June 30, 2009:

- Common stock cash dividend of $0.30 per share ($400,250 in the aggregate) declared on June 11, 2009 and payable on September 1, 2009; and

- Preferred stock cash dividends of $0.50 per share ($3 in the aggregate) declared on April 23, 2009 and paid on July 1, 2009.

(2)	Included in cash dividends declared were the following dividends payable at June 30, 2008:

- Common stock cash dividend of $0.28 per share ($373,310 in the aggregate) declared on June 26, 2008 and payable on September 2, 2008; and

- Preferred stock cash dividends of $0.50 per share ($5 in the aggregate) declared on June 26, 2008 and payable on October 1, 2008.

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Operating Activities
Net income	$2,470,179	$2,319,041
Adjustments to reconcile net income to net cash provided by operating activities:
Net gains on sales and dispositions of assets	(17,628)	(136,959)
Depreciation and amortization	508,178	483,441
Stock-based compensation	101,880	176,100
Change in other assets (including deferred income taxes)	(53,087)	284,849
Diet drug litigation payments	(97,359)	(888,659)
Changes in working capital, net	(671,997)	(677,598)
Other items, net	321,823	311,441

Net cash provided by operating activities	2,561,989	1,871,656

Investing Activities
Purchases of intangibles, property, plant and equipment	(426,570)	(574,116)
Proceeds from sales of assets	57,440	146,679
Proceeds from sales and maturities of marketable securities	5,091,302	856,892
Purchases of marketable securities	(7,221,257)	(1,032,122)
Net purchases of government guaranteed promissory notes	(350,000)	—
Proceeds from interest rate swap termination	383,578	—

Net cash used for investing activities	(2,465,507)	(602,667)

Financing Activities
Repayments and repurchases of debt	(110,939)	(300,000)
Other borrowing transactions, net	(4,338)	4,036
Dividends paid	(799,503)	(747,626)
Purchases of common stock for Treasury	(70,887)	(392,901)
Exercises of stock options	42,158	72,849

Net cash used for financing activities	(943,509)	(1,363,642)

Effect of exchange rate changes on cash and cash equivalents	28,067	23,404

Decrease in cash and cash equivalents	(818,960)	(71,249)
Cash and cash equivalents, beginning of period	10,015,877	10,453,879

Cash and cash equivalents, end of period	$9,196,917	$10,382,630

The accompanying notes are an integral part of these consolidated condensed financial statements.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Recently Issued Accounting Standards:

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP 141(R)-1). FSP 141(R)-1 requires contingencies acquired in a business combination accounted for under Statement of Financial Accounting Standards (SFAS) No. 141(R) “Business Combinations,” to be recorded at acquisition date fair value, if determinable. If the fair value cannot be determined, an entity is required to follow existing guidance in SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of a Loss.” FSP 141(R)-1 also requires additional disclosures of the contingencies recognized at acquisition, including the nature of the contingency, the amount recognized and the measurement basis used. FSP 141(R)-1 is effective prospectively for fiscal years beginning after December 15, 2008. The Company has not had any business combinations since the effective date of FSP 141(R)-1 but will comply with the requirements when applicable.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 defines subsequent events and requires an entity to evaluate events that occur after the balance sheet date but before its financial statements are either issued or are available to be issued for possible measurement and recognition as of the balance sheet date. SFAS No. 165 also requires the disclosure of the date through which subsequent events have been evaluated, as well as a pro forma disclosure of the financial statement effect of a nonrecognized subsequent event if material to the reporting entity. SFAS No. 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The Company has adopted SFAS No. 165 beginning with the 2009 second quarter.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (SFAS No. 166). SFAS No. 166 eliminates the Qualifying Special Purpose Entity concept, amends the guidance entities use when determining whether a transfer of a financial asset qualifies as a sale, and requires that a transferor of a financial asset initially record beneficial interests received pursuant to the transfer at fair value. SFAS No. 166 also requires additional disclosures detailing the relationship between a transferor and transferee, including any continued financial interests retained by the transferor subsequent to a transfer of assets. SFAS No. 166 is effective prospectively for fiscal years beginning after November 15, 2009. The Company currently is assessing the impact of SFAS No. 166 on its consolidated financial position and results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). SFAS No. 167 amends the consolidation guidance for Variable Interest Entities (VIE), including requiring an ongoing qualitative assessment of the primary beneficiary of a VIE, the removal of the Qualifying Special Purpose Entity scope exception from FASB Interpretation No. 46(R), and amending guidance on determining an entity’s status as a VIE. SFAS No. 167 is effective prospectively for fiscal years beginning after November 15, 2009. The Company currently is assessing the impact of SFAS No. 167 on its consolidated financial position and results of operations.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” as the source of authoritative Generally Accepted Accounting Principles (GAAP), in addition to the rules and interpretative releases of the U.S. Securities and Exchange Commission (SEC) as they apply to SEC registrants. SFAS No. 168 separates existing accounting guidance as either authoritative or nonauthoritative and applies to financial statements of all nongovernmental entities that are presented in conformity with GAAP. SFAS No. 168 is effective for all financial statements issued after September 15, 2009, including those issued in interim periods. The Company does not anticipate that the adoption of SFAS No. 168 will have a material effect on its consolidated financial position or results of operations.

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

•

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

•

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

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Reclassifications: Certain reclassifications have been made to the June 30, 2008 consolidated condensed financial statements and accompanying notes to conform with the June 30, 2009 presentation.

Note 2.	Earnings per Share

The following table sets forth the computations of basic earnings per share and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2009	2008	2009	2008
Numerator:
Net income less preferred dividends	$1,272,015	$1,122,085	$2,470,171	$2,319,027
Denominator:
Weighted average common shares outstanding	1,333,435	1,332,682	1,332,544	1,333,945

Basic earnings per share	$0.95	$0.84	$1.85	$1.74

Numerator:
Net income	$1,272,019	$1,122,094	$2,470,179	$2,319,041
Interest expense, net of tax, on contingently convertible debt	2,485	6,765	5,440	13,836

Net income, as adjusted	$1,274,504	$1,128,859	$2,475,619	$2,332,877

Denominator:
Weighted average common shares outstanding	1,333,435	1,332,682	1,332,544	1,333,945
Common stock equivalents of outstanding stock options, deferred contingent common stock awards, performance share awards, service-vested restricted stock awards and convertible preferred stock(1)	9,050	9,838	8,508	8,982
Common stock equivalents of assumed conversion of contingently convertible debt	13,586	16,976	14,137	16,976

Total shares(1)	1,356,071	1,359,496	1,355,189	1,359,903

Diluted earnings per share(1)	$0.94	$0.83	$1.83	$1.72

(1)

At June 30, 2009 and 2008, approximately 80,801 and 98,401 shares of common stock, respectively, related to options outstanding under the Company’s Stock Incentive Plans, were excluded from the computation of diluted earnings per share, as the effect would have been antidilutive.

On July 15, 2009, $765.1 million in aggregate principal amount of the Company’s Floating Rate Convertible Senior Debentures due 2024 (the Convertible Debentures) were validly tendered and accepted for purchase at par value. The Convertible Debentures were tendered to the Company pursuant to the put option contained in the Convertible Debentures and represented approximately 97.1 percent of the aggregate principal amount of the outstanding Convertible Debentures at the time of purchase.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

On July 15, 2009, the Company redeemed all of its outstanding $2 convertible preferred stock. The redemption price for each share was $60.08, which included an amount equal to all accrued but unpaid dividends up to, and including, the redemption date. Each share of convertible preferred stock was convertible into 36 shares of common stock, and holders could elect to convert all, or a portion of, their convertible preferred stock into Wyeth common stock at any time prior to the close of business on the redemption date. This redemption was made at Pfizer’s request pursuant to the merger agreement with Pfizer.

Note 3.	Pensions and Other Postretirement Benefits

Net periodic benefit cost for the Company’s defined benefit pension plans and other postretirement benefit plans for the three and six months ended June 30, 2009 and 2008 were as follows:

	Pensions
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Components of Net Periodic Benefit Cost	2009	2008	2009	2008
Service cost	$52,646	$54,412	$105,213	$108,739
Interest cost	83,302	86,820	166,005	173,549
Expected return on plan assets	(80,995)	(105,265)	(161,356)	(210,505)
Prior service cost	651	995	1,597	1,973
Transition obligation	117	123	214	241
Recognized net actuarial loss	53,144	16,597	106,187	33,191
Termination benefits	—	13,562	—	13,562
Curtailment gain	(657)	—	(1,303)	—

Net periodic benefit cost	$108,208	$67,244	$216,557	$120,750

	Other Postretirement Benefits
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Components of Net Periodic Benefit Cost	2009	2008	2009	2008
Service cost	$14,845	$13,923	$29,672	$27,980
Interest cost	28,759	28,306	57,454	56,525
Prior service cost (credit)	(11,826)	(12,545)	(23,647)	(22,684)
Recognized net actuarial loss	12,467	13,101	24,910	23,755

Net periodic benefit cost	$44,245	$42,785	$88,389	$85,576

During the six months ended June 30, 2009, contributions of $70.8 million were made to the Company’s defined benefit pension plans, and payments of $47.2 million were made for other postretirement benefits. The Company expects to contribute for the 2009 full year approximately $450.0 million to its defined benefit pension plans and make payments of approximately $103.0 million for its other postretirement benefit plans.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 4.	Marketable Securities

The carrying cost, gross unrealized gains (losses) and fair value of available-for-sale securities by major security type at June 30, 2009 and December 31, 2008 were as follows:

(In thousands) At June 30, 2009	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
Commercial paper	$778,449	$210	$(35)	$778,624
Certificates of deposit	39,303	55	(43)	39,315
U.S. Treasury and agency securities	4,134,051	3,481	(12)	4,137,520
Corporate debt securities	1,362,876	3,481	(19,368)	1,346,989
Asset-backed securities	149,203	1,073	(17,133)	133,143
Mortgage-backed securities	282,495	4,441	(30,717)	256,219
Equity securities	13,130	1,387	(3,733)	10,784

Total marketable securities	$6,759,507	$14,128	$(71,041)	$6,702,594

(In thousands) At December 31, 2008	Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Value
Available-for-sale:
Commercial paper	$223,238	$595	$—	$223,833
Certificates of deposit	167,772	358	(218)	167,912
U.S. Treasury and agency securities	1,909,176	9,250	(11)	1,918,415
Corporate debt securities	1,727,869	985	(77,473)	1,651,381
Asset-backed securities	206,392	—	(22,934)	183,458
Mortgage-backed securities	400,042	3,368	(36,089)	367,321
Equity securities	15,043	4,315	(2,283)	17,075

Total marketable securities	$4,649,532	$18,871	$(139,008)	$4,529,395

The following table summarizes the Company’s marketable securities at June 30, 2009 and December 31, 2008 that have been in an unrealized loss position for less than 12 months and those that have been in an unrealized loss position for 12 months or more:

	Less than 12 Months		12 Months or More		Total
(In thousands) At June 30, 2009	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Commercial paper	$244,753	$(35)	$—	$—	$244,753	$(35)
Certificates of deposit	11,145	(15)	6,571	(28)	17,716	(43)
U.S. Treasury and agency securities	299,856	(12)	—	—	299,856	(12)
Corporate debt securities	125,969	(1,359)	772,494	(18,009)	898,463	(19,368)
Asset-backed securities	26,375	(8,671)	97,736	(8,462)	124,111	(17,133)
Mortgage-backed securities	51,738	(18,251)	76,395	(12,466)	128,133	(30,717)
Equity securities	8,176	(3,641)	67	(92)	8,243	(3,733)

Total marketable securities	$768,012	$(31,984)	$953,263	$(39,057)	$1,721,275	$(71,041)

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Less than 12 Months		12 Months or More		Total
(In thousands) At December 31, 2008	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Available-for-sale:
Certificates of deposit	$25,651	$(166)	$9,047	$(52)	$34,698	$(218)
U.S. Treasury and agency securities	8,309	(11)	—	—	8,309	(11)
Corporate debt securities	607,342	(18,593)	825,598	(58,880)	1,432,940	(77,473)
Asset-backed securities	33,213	(3,390)	115,685	(19,544)	148,898	(22,934)
Mortgage-backed securities	100,263	(29,244)	66,335	(6,845)	166,598	(36,089)
Equity securities	3,376	(2,212)	28	(71)	3,404	(2,283)

Total marketable securities	$778,154	$(53,616)	$1,016,693	$(85,392)	$1,794,847	$(139,008)

The Company has determined that the marketable securities that have been in an unrealized loss position for 12 months or more are not other than temporarily impaired because the Company does not have the intent to sell these marketable securities and has the ability to hold the marketable securities until maturity.

The Company’s net realized losses on its investments for the three months ended June 30, 2009 were $2.3 million, and for the six months ended June 30, 2009, the Company had net realized gains of $4.3 million. For the three and six months ended June 30, 2008, net realized losses on the Company’s investments were $26.3 million and $30.2 million, respectively.

The contractual maturities of debt securities classified as available-for-sale at June 30, 2009 were as follows:

(In thousands)	Cost	Fair Value
Available-for-sale:
Due within one year	$5,786,930	$5,784,876
Due one year through five years	594,021	581,371
Due five years through 10 years	30,741	30,614
Due after 10 years	334,685	294,949

Total	$6,746,377	$6,691,810

The Company monitors its investments with counterparties with the objective of minimizing concentrations of credit risk. The Company’s investment policy places limits on the amount and time to maturity of investments with any individual institution. The policy also requires that investments are made only with highly rated corporate and financial institutions.

In April 2009, FASB issued FSP FAS No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2), which amended the existing guidance on determining whether an impairment for investments in debt securities is other than temporary. The new guidance was effective for the Company’s 2009 second quarter. FSP FAS 115-2 required a reclassification upon adoption to retained earnings with a corresponding offset to accumulated other comprehensive income for the portion of other-than-temporary impairment (OTTI) recorded in earnings in previous periods on securities in the Company’s portfolio at March 31, 2009 that were related to factors other than credit and would not have been required to be recognized in earnings had the new guidance been effective for those periods. The reclassification for the initial adoption of FSP FAS 115-2 was not material to the Company and, therefore, was not recorded.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table presents a roll forward for the three months ended June 30, 2009 of the credit-related loss on debt securities that have been written down for other-than-temporary impairment (OTTI) for which the credit loss component has been recognized in earnings.

(In thousands)
Cumulative OTTI credit losses recognized for securities held at April 1, 2009	$206,558
Additions for OTTI securities where no credit losses were recognized prior to April 1, 2009	5,000
Reduction for sales of credit-impaired securities	(15,991)

Cumulative OTTI credit losses recognized for securities held at June 30, 2009	$195,567

Note 5.	Fair Value Measurements

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

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the basis used to measure certain assets and liabilities at fair value on a recurring basis in the balance sheet:

		Fair Value Measurements at June 30, 2009 Using
(In thousands) Description	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Marketable securities available-for-sale	$6,702,594	$10,784	$6,675,064	$16,746
Option and forward contracts	36,866	—	36,866	—
Other	124,900	—	124,900	—

Total assets	$6,864,360	$10,784	$6,836,830	$16,746

Liabilities:
Forward contracts	$222	—	$222	—
Other	502	—	502	—

Total liabilities	$724	—	$724	—

The following table presents the changes in fair value for assets that have no significant observable inputs (Level 3):

	Level 3 Marketable Securities Available-for-Sale
(In thousands)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Balance at beginning of period	$26,846	$26,960
Total gains (losses) (realized/unrealized):
Included in Other income, net	(2)	(995)
Included in other comprehensive income	488	1,048
Net purchases, sales, issuances and settlements	(1,831)	(2,870)
Net transfers out/in	(8,755)	(7,397)

Balance at end of period	$16,746	$16,746

As of June 30, 2009, the Company’s long-term debt had a carrying value of $11,468.7 million and a fair value of $11,795.6 million.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 6.	Derivative Financial Instruments

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

The Company manages its exposure to certain market risks, including foreign exchange and interest rate risks, through the use of derivative financial instruments. On the date that the Company enters into a derivative contract, it designates the derivative as either a:

(1) Fair Value Hedge. For derivative contracts that are designated and qualify as fair value hedges, the derivative instrument is marked-to-market with gains and losses recognized in current period earnings to offset the respective losses and gains recognized on the underlying exposure. The Company’s interest rate swaps, which are composed of fixed-to-floating rate interest rate swaps, qualify as fair value hedges. In April 2009, the Company discontinued the $5,000.0 million notional amount of interest rate swap contracts, which were used to manage exposures to changes in interest rates. As a result of this transaction, the Company received cash of $383.6 million and recorded a deferred gain (reflected in current and long-term debt, as appropriate), which will be amortized against interest expense over the remaining term of the underlying debt instruments; or

(2) Foreign Currency Cash Flow Hedge. SFAS No. 133 requires that the Company perform periodic assessments of hedge effectiveness. The Company assesses, both at the inception of each hedge and on an ongoing basis thereafter, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. For derivative contracts that are designated and qualify as foreign currency cash flow hedges, the effective portion of gains and losses on these contracts is reported as a component of Accumulated other comprehensive income (loss) (AOCI) and reclassified into earnings in the same period the hedged transaction affects earnings. Any hedge ineffectiveness on cash flow hedges is immediately recognized in earnings. Ineffectiveness is minimized through the proper relationship of the hedging derivative contract with the hedged item. For the three and six months ended June 30, 2009 and 2008, there was no hedge ineffectiveness recorded in the consolidated condensed statements of operations. The Company uses foreign currency option and forward contracts in its cash flow hedging program to partially cover foreign currency risk related to international intercompany inventory sales. The unrealized net gains or losses in Accumulated other comprehensive income (loss) on these cash flow hedges will be reclassified into the consolidated condensed statement of operations when the inventory is sold to a third party, generally three months after the expiration of the option or forward contract. Option and forward contracts outstanding as of June 30, 2009 expire no later than December 2009.

The Company also uses short-term foreign currency forward contracts and swap contracts as economic hedges to neutralize month-end balance sheet exposures. These contracts are not designated as hedging instruments. The contracts take the opposite currency position of the underlying exposure in the month-end balance sheet to counterbalance the effect of any currency movement and are recorded at fair value on the consolidated condensed balance sheet, with the gain or loss recognized in current period earnings.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The cash flows from each of the Company’s derivative contracts are reflected as operating activities in the consolidated condensed statements of cash flows. The Company does not hold any derivative instruments for trading purposes.

The fair value of foreign currency forward and option contracts and interest rate swaps reflects the present value of the contracts, taking into consideration counterparty credit risk, at June 30, 2009 and 2008.

The following table summarizes the balance sheet locations and fair values of the Company’s derivative financial instruments as of June 30, 2009 and 2008:

		Derivative Instruments at June 30,
		2009		2008
(In thousands) Description	Balance Sheet Location	Notional Amount	Assets (Liabilities) Fair Value	Notional Amount	Assets (Liabilities) Fair Value
Derivative instruments designated as hedging instruments under SFAS No. 133:
Interest rate swaps	Other assets, including deferred taxes	—	—	$5,000,000	$152,591
Foreign currency forward and option contracts	Other current assets, including deferred taxes	$1,236,685	$36,866	—	—
Foreign currency forward and option contracts	Accrued expenses	—	—	2,654,692	(36,613)
Foreign currency forward and option contracts	Other noncurrent liabilities	—	—	397,764	(3,946)

Total derivative instruments designated as hedging instruments under SFAS No. 133			36,866		112,032

Derivative instruments not designated as hedging instruments under SFAS No. 133:
Foreign currency forward and swap contracts	Accrued expenses	2,184,882	(222)	—	—
Foreign currency forward and swap contracts	Other assets, including deferred taxes	—	—	2,353,776	207

Total derivative instruments not designated as hedging instruments under SFAS No. 133			(222)		207

Total			$36,644		$112,239

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the effect of derivative instruments on the Company’s consolidated condensed statements of operations for the three and six months ended June 30, 2009 and 2008:

(In thousands) Description	Location of Gain (Loss) Recognized in the Consolidated Condensed Statement of Operations	Gain (Loss) Three Months Ended June 30,
		2009	2008
Fair value hedging instruments:
Interest rate swaps	Interest (income) expense, net	$33,879	$22,209

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency forward and swap contracts	Other income, net	$(122,446)	$3,993

(In thousands) Description	Location of Gain (Loss) Recognized in the Consolidated Condensed Statement of Operations	Gain (Loss) Six Months Ended June 30,
		2009	2008
Fair value hedging instruments:
Interest rate swaps	Interest (income) expense, net	$76,933	$53,300

Derivatives not designated as hedging instruments under SFAS No. 133:
Foreign currency forward and swap contracts	Other income, net	$(76,179)	$(110,120)

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Gain (Loss) Recognized in AOCI as of June 30,		Location of Gain (Loss) Reclassified from AOCI to the Consolidated Condensed Statement of Operations	Gain (Loss) Reclassified from AOCI to the Consolidated Condensed Statement of Operations
(In thousands) Description				Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008		2009	2008	2009	2008
Cash flow hedging instruments:
Foreign currency option and forward contracts	$53,158	$(54,314)	Other income, net	$77,516	$(21,945)	$146,456	$(34,588)

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

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 7.	Productivity Initiatives

During the 2009 first half, the Company continued to implement productivity initiatives and realize the benefits of Project Impact. Prior to 2008, the Company had other global productivity initiatives in place.

The Company recorded the following charges related to its productivity initiatives for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2009	2008	2009	2008
Personnel costs	$26,369	$104,287	$57,880	$257,309
Accelerated depreciation and plant write-downs	14,655	10,984	29,095	21,402
Other closure/exit costs(1)	3,841	39,929	29,640	62,104

Total productivity initiatives charges	44,865	155,200	116,615	340,815
Gain on asset sale(2)	—	—	—	(104,655)

Net productivity initiatives charges	$44,865	$155,200	$116,615	$236,160

Net productivity initiatives charges, after-tax	$30,815	$110,480	$85,375	$180,090

Decrease in diluted earnings per share	$0.02	$0.08	$0.06	$0.13

(1)	Includes consulting fees incurred in connection with developing the productivity initiatives of approximately $2,693 and $2,286 for the three months ended June 30, 2009 and 2008, respectively, and $15,815 and $13,967 for the six months ended June 30, 2009 and 2008, respectively.

(2)	Represents the net gain on the sale of a manufacturing facility in Japan.

The net productivity initiatives charges were recorded as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Cost of goods sold	$37,603	$47,641	$104,171	$113,569
Selling, general and administrative expenses	6,026	101,551	11,190	202,125
Research and development expenses	1,236	6,008	1,254	25,121

Total productivity initiatives charges	44,865	155,200	116,615	340,815
Other income, net	—	—	—	(104,655)

Net productivity initiatives charges	$44,865	$155,200	$116,615	$236,160

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Net productivity initiatives charges are recorded in the Corporate segment. The following table sets forth net productivity initiatives charges as they relate to the Company’s reportable segments:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2009	2008	2009	2008
Pharmaceuticals	$41,742	$142,263	$110,106	$301,084
Consumer Healthcare	123	4,427	2,509	25,636
Animal Health	1,000	2,624	2,000	3,664
Corporate	2,000	5,886	2,000	10,431

Total productivity initiatives charges	44,865	155,200	116,615	340,815
Gain on asset sale - Pharmaceuticals	—	—	—	(104,655)

Net productivity initiatives charges	$44,865	$155,200	$116,615	$236,160

The following table summarizes the net productivity initiatives charges, payments made and the reserve balance at June 30, 2009:

	Changes in Reserve Balance
(In thousands)	Reserve at December 31,	Total Net Charges Six	Net Payments/ Non-cash	Reserve at June 30,
Productivity Initiatives	2008	Months	Charges	2009
Personnel costs	$359,703	$57,880	$(108,922)	$308,661
Accelerated depreciation and plant write-downs	—	29,095	(29,095)	—
Other closure/exit costs	6,187	29,640	(29,761)	6,066

Total	$365,890	$116,615	$(167,778)	$314,727

At June 30, 2009, the reserve balance for personnel costs related primarily to committed employee severance obligations and other employee-related costs associated with the Company’s productivity initiatives. These amounts are expected to be paid over the next 24 months. It is expected that additional costs will be incurred under the Company’s productivity initiatives over the next several years.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 8.	Stock-Based Compensation

The following table summarizes the components and classification of stock-based compensation expense for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Stock options	$19,105	$49,934	$44,729	$80,944
Restricted stock unit awards	16,768	32,978	34,660	54,666
Performance share unit awards	11,423	31,227	22,491	40,490

Total stock-based compensation expense	$47,296	$114,139	$101,880	$176,100

Cost of goods sold	$4,348	$11,473	$9,482	$18,267
Selling, general and administrative expenses	28,111	68,575	60,393	105,473
Research and development expenses	14,837	34,091	32,005	52,360

Total stock-based compensation expense	47,296	114,139	101,880	176,100
Tax benefit	16,240	39,342	35,042	60,795

Net stock-based compensation expense	$31,056	$74,797	$66,838	$115,305

In connection with the Company’s merger agreement with Pfizer, the Company agreed that in lieu of granting equity-based long-term incentive awards for 2009, it would grant long-term incentive awards settled in cash. In February 2009, the Compensation and Benefits Committee of the Company’s Board of Directors adopted, and the Company’s Board of Directors ratified the adoption of, the Wyeth 2009 Cash Long-Term Incentive Plan, which provides for the grant of cash-settled awards to eligible employees in an amount not to exceed $300 million in the aggregate. These awards vest on the third anniversary of the grant date, subject to acceleration in the event of a qualifying termination of employment following a change in control. These awards are not stock-based compensation and, therefore, are not reflected in the table above.

Note 9.	Income Taxes

Taxing authorities in various jurisdictions are in the process of reviewing the Company’s tax returns. Except for the California Franchise Tax Board, where the Company has filed protests for the 1996-2003 tax years, taxing authorities are generally reviewing the Company’s tax returns for post-2001 tax years, including the Internal Revenue Service, which has begun its audit of the Company’s tax returns for the 2002-2005 tax years. Certain of these taxing authorities are examining tax positions associated with the Company’s cross-border arrangements. While the Company believes that these tax positions are appropriate and that its reserves are adequate with respect to such positions, it is possible that one or more taxing authorities will propose adjustments in excess of such reserves and that conclusion of these audits will result in adjustments in excess of such reserves. An unfavorable resolution for open tax years could have a material effect on the Company’s results of operations or cash flows in the period in which an adjustment is recorded and in future periods. The Company believes that an unfavorable resolution for open tax years would not be material to the financial position of the Company; however, each year, the Company records significant tax benefits with respect to its cross-border arrangements, and, therefore, the possibility of a resolution that is material to the financial position of the Company cannot be excluded.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 10.	Contingencies and Commitments

The Company is involved in various legal proceedings, including product liability, patent, commercial, environmental and antitrust matters, of a nature considered normal to its business, the most important of which are described below and/or have been described in the Company’s 2008 Financial Report as incorporated in its 2008 Annual Report on Form 10-K (referred to as the Company’s 2008 Financial Report) and/or the Company’s Quarterly Report on Form 10-Q for the 2009 first quarter. It is the Company’s policy to accrue for amounts related to these legal matters if it is probable that a liability has been incurred and an amount is reasonably estimable. Additionally, the Company records insurance receivable amounts from third-party insurers when recovery is probable.

Like many pharmaceutical companies in the current legal environment, the Company is involved in legal proceedings, including product liability litigation, patent litigation, and suits and investigations relating to, among other things, pricing practices and promotional activities brought by governments and private payors, which are significant to its business, are complex in nature and have outcomes that are difficult to predict. Product liability claims, regardless of their merits or their ultimate outcomes, are costly, divert management’s attention, may adversely affect the Company’s reputation and demand for its products, and may result in significant damages. Patent litigation, if resolved unfavorably, can injure the Company’s business by subjecting the Company’s products to earlier than expected generic competition and also can give rise to payment of significant damages or restrictions on the Company’s future ability to operate its business. Investigations and/or suits brought by governments and/or private payors, regardless of their merits, are costly, divert management’s attention, and may adversely affect the Company’s reputation and demand for its products and, if resolved unfavorably, result in significant payments of fines or damages.

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

The following presents certain recent developments concerning the Company’s legal proceedings and should be read in conjunction with the Company’s prior reports, including the Company’s 2008 Financial Report and Quarterly Report on Form 10-Q for the 2009 first quarter.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Product Liability Litigation

Diet Drug Litigation

The litigation against the Company alleging that the Company’s former weight loss products, REDUX and/or PONDIMIN, caused certain serious conditions, including valvular heart disease and primary pulmonary hypertension (PPH), is described in the Company’s 2008 Financial Report and Quarterly Report on Form 10-Q for the 2009 first quarter. Total diet drug litigation payments were $44.3 million and $97.3 million for the 2009 second quarter and 2009 first half, respectively, of which $12.9 million and $27.1 million, respectively, were made in connection with the nationwide settlement. Payments under the nationwide settlement may continue, if necessary, until 2018.

As of June 30, 2009, the Company was a defendant in approximately 35 pending lawsuits in which the plaintiff alleges a claim of PPH, alone or with other alleged injuries. During the course of settlement discussions, certain plaintiffs’ attorneys have informed the Company that they represent additional individuals who claim to have PPH, but the Company is unable to evaluate whether any such additional purported cases of PPH would meet the nationwide settlement agreement’s definition of PPH, a precondition to maintaining such a lawsuit. The Company continues to work toward resolving the claims of individuals who allege that they have developed PPH as a result of their use of the diet drugs and intends to vigorously defend those PPH cases that cannot be resolved prior to trial.

The Company has taken charges in connection with the REDUX and PONDIMIN diet drug matters, which to date total $21,100.0 million. The $993.9 million reserve balance at June 30, 2009 represents management’s best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, claims asserted by opt outs from the nationwide settlement, PPH claims and the Company’s legal fees related to the diet drug litigation. It is possible that additional reserves may be required in the future, although the Company does not believe that the amount of any such additional reserves is likely to be material.

Hormone Therapy Litigation

The litigation against the Company alleging injury as a result of the plaintiffs’ use of one or more of the Company’s hormone or estrogen therapy products, including PREMARIN and PREMPRO, is described in the Company’s 2008 Financial Report and Quarterly Report on Form 10-Q for the 2009 first quarter. As of June 30, 2009, the Company was defending approximately 8,200 actions brought on behalf of approximately 9,900 women in various federal and state courts throughout the United States (including, in particular, the United States District Court for the Eastern District of Arkansas and the Pennsylvania Court of Common Pleas, Philadelphia County) for personal injuries, including claims for breast cancer, stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMARIN or PREMPRO.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Of the 31 hormone therapy cases alleging breast cancer that have been resolved after being set for trial, 23 now have been resolved in the Company’s favor (by voluntary dismissal by the plaintiffs (14), summary judgment (5), defense verdict (3) or judgment for the Company notwithstanding the verdict (1)), several of which are being appealed by the plaintiffs. Of the remaining eight cases: five such cases have been settled; one resulted in a plaintiffs’ verdict that was vacated by the court and a new trial ordered (which plaintiffs have appealed); and two (Rowatt and Scroggin) resulted in plaintiffs’ verdicts that the Company is appealing. One case, Brockert, that had been resolved in the Company’s favor by summary judgment was affirmed in part and reversed in part on appeal and, accordingly, has been excluded from the preceding summary as this case will go back to trial. Additional cases have been voluntarily dismissed by plaintiffs before a trial setting.

Additional trials of hormone therapy cases are scheduled for 2009. Individual trial results depend on a variety of factors, including many that are unique to the particular case, and the Company’s trial results to date, therefore, may not be predictive of future trial results.

As the Company has not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, the Company has not established any litigation accrual for its hormone therapy litigation. As of June 30, 2009, the Company has recorded $202.0 million in insurance receivables relating to defense and settlement costs of its hormone therapy litigation. The insurance carriers that provide coverage that the Company contends is applicable have either denied coverage or have reserved their rights with respect to such coverage. The Company believes that the denials of coverage are improper and intends to enforce its rights under the terms of those policies.

Patent Litigation

ENBREL Litigation

As previously described in the Company’s 2008 Financial Report, the United States District Court for the District of Delaware entered a final judgment in favor of Amgen that ENBREL does not infringe ARIAD Pharmaceuticals, Inc.’s U.S. Patent No. 6,410,516. On June 1, 2009, the U.S. Court of Appeals for the Federal Circuit affirmed the District Court’s decision.

PROTONIX Litigation

In the ongoing litigation described in the Company’s 2008 Financial Report and Quarterly Report on Form 10-Q for the 2009 first quarter relating to generic versions of PROTONIX tablets, on May 14, 2009, the U.S. Court of Appeals for the Federal Circuit affirmed the decision of the District Court denying the Company’s and Nycomed GmbH’s (Nycomed) request for a preliminary injunction. A trial on the liability (non-damages) issues in this litigation could occur prior to the end of 2009.

In a letter dated July 3, 2009, Apotex Inc. (Apotex) notified the Company and Nycomed that it has filed a Paragraph IV certification seeking approval to market a generic version of PROTONIX 20 mg and 40 mg tablets before the expiration of the PROTONIX compound

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

patent (U.S. Patent No. 4,758,579), the same patent at issue in the litigation against Teva Pharmaceuticals USA, Inc. and Teva Pharmaceutical Industries, Ltd., Sun Pharmaceutical Advanced Research Centre Ltd. and Sun Pharmaceutical Industries Ltd. (collectively, Sun) and KUDCO Ireland, Ltd. described above. The Company and Nycomed intend to initiate suit against Apotex.

The Company has dismissed cases brought against certain generic companies that have filed applications seeking to market generic pantoprazole sodium 40 mg base/vial I.V. in the United States. Those cases involved only the listed formulation patents for PROTONIX.

EFFEXOR Litigation

As described in the Company’s 2008 Financial Report and Quarterly Report on Form 10-Q for the 2009 first quarter, the Company has settled several patent infringement lawsuits relating to generic capsule versions of EFFEXOR XR (extended release capsules). A number of such lawsuits remain pending. In each of these cases, a generic manufacturer filed an application seeking U.S. Food and Drug Administration (FDA) approval to market extended release venlafaxine capsules in the United States prior to the expiration of the Company’s three issued U.S. patents relating to extended release venlafaxine formulations and their use. In each of the cases that have been settled, the Company has granted the generic manufacturer a license to these patents permitting it to market a generic capsule version of EFFEXOR XR (extended release capsules) on negotiated dates prior to the expiration of these patents.

On May 18, 2009, pursuant to a settlement agreement between the parties, the United States District Court for the Central District of California entered a consent judgment and dismissed the lawsuit filed by the Company against Wockhardt Limited (Wockhardt), alleging that the filing by Wockhardt of an Abbreviated New Drug Application (ANDA) seeking FDA approval to market extended release venlafaxine capsules infringes the same three patents discussed above. Under the terms of the settlement, the Company has granted Wockhardt a license to these same patents permitting it to market its generic capsule version of EFFEXOR XR (extended release capsules) on or after June 1, 2012, subject to earlier launch in limited circumstances but in no event earlier than January 1, 2011. In connection with the license, Wockhardt will pay the Company a specified percentage of profit from sales of its generic product.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The seven lawsuits relating to generic capsule versions of EFFEXOR XR (extended release capsules) that remain pending are summarized in the following table:

Generic Filer	Expiration of 30-Month Stay*	Court	Anticipated Trial Date
Sandoz Inc.	November 14, 2009	U.S.D.C., E.D.N.C.	Not yet scheduled

Mylan Pharmaceuticals Inc.	November 23, 2009	U.S.D.C., N.D.W.V.	October 2009

Biovail Corporation, Biovail Laboratories International SRL and Biovail Technologies, Ltd.	November 15, 2010	U.S.D.C., D. Del.	Not yet scheduled

Apotex Inc. and Apotex Corp.	January 10, 2011	U.S.D.C., S.D. Fla.	January 2010

Torrent Ltd. and Torrent Inc.	June 1, 2011	U.S.D.C., D. Del.	Not yet scheduled

Zydus Pharmaceuticals (USA) Inc. and Cadila Healthcare Limited	August 27, 2011	U.S.D.C., D. Del.	Not yet scheduled

Orgenus Pharma Inc. and Orchid Chemicals and Pharmaceuticals Ltd.	November 22, 2011	U.S.D.C., D. N.J.	Not yet scheduled

*     Stay could terminate upon an earlier court decision holding the patents at issue invalid or not infringed.

Commercial Litigation

Merger-Related Litigation

As described in the Company’s 2008 Financial Report and Quarterly Report on Form 10-Q for the 2009 first quarter and in the proxy statement/prospectus for the Company’s 2009 Annual Meeting of Stockholders, purported class actions were commenced by the Company’s stockholders in the Delaware Court of Chancery (the Delaware Action) and in federal and state court in New Jersey against the Company and members of its Board of Directors seeking to rescind the Company’s merger agreement with Pfizer. On June 10, 2009, the Company, the

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Company’s directors and Pfizer entered into a memorandum of understanding with the plaintiffs in the Delaware Action reflecting an agreement in principle to settle the Delaware Action based on an agreement by the Company and its directors to include in the proxy statement/prospectus relating to the merger certain additional disclosures relating to the transaction. The Company, its directors and Pfizer each have denied, and continue to deny, that they have committed or aided and abetted the commission of any violation of law or engaged in any of the wrongful acts alleged in the Delaware Action, and expressly maintain that they diligently and scrupulously complied with their fiduciary and other legal duties. The Company, its directors and Pfizer believe the Delaware Action is without merit, and they entered into the memorandum of understanding solely to avoid the risk of delaying the merger and to minimize the expense of litigation. The memorandum of understanding is subject to customary conditions including completion of appropriate settlement documentation, completion of due diligence to confirm the fairness of the settlement, approval by the Delaware Court of Chancery, and consummation of the merger.

If the settlement is consummated, the Delaware Action will be dismissed with prejudice and the defendants and other released persons will receive from or on behalf of all persons and entities who held the Company’s common stock at any time from January 26, 2009 through the date of consummation of the merger a release of all claims relating to the merger, the merger agreement and the transactions contemplated therein, and the disclosures made in connection therewith (including the claims asserted in the lawsuits filed in New Jersey state and federal courts). Members of the purported plaintiff class will be sent notice of the proposed settlement, and a hearing before the Delaware Court of Chancery will be scheduled regarding, among other things, approval of the proposed settlement and any application by plaintiffs’ counsel for an award of attorneys’ fees and expenses.

Average Wholesale Price Litigation

In the litigation, described in the Company’s 2008 Financial Report and Quarterly Report on Form 10-Q for the 2009 first quarter, in which plaintiffs allege that the Company and other defendant pharmaceutical companies artificially inflated the Average Wholesale Price (AWP) of their drugs, which allegedly resulted in overpayment by, among others, Medicare and Medicare beneficiaries and state Medicaid plans, two of the pending AWP cases have been dismissed. Swanston v. TAP Pharmaceuticals Products, Inc., et al., No. CV2002-004988, Sup. Ct., Maricopa Cty., AZ, a putative state-wide class action pending in Arizona, has been dismissed on summary judgment because the sole named plaintiff and class representative used only one drug, Lupron (a drug not manufactured or sold by the Company), and the defendants were able to show that the plaintiff never purchased the drug based on an inflated AWP. In The People of Illinois v. Abbott Laboratories, Inc., et al., No. 05CH0274, Cir. Ct., Cook Cty., IL, the plaintiff State of Illinois has agreed to the dismissal without prejudice of the case against the Company.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Government Investigations

In connection with the grand jury investigation into the Company’s pricing and promotional practices relating to PROTONIX described in the Company’s 2008 Financial Report and Quarterly Report on Form 10-Q for the 2009 first quarter, on May 18, 2009, the United States Attorney’s Office for the District of Massachusetts and the Civil Division of the U.S. Department of Justice filed a complaint in intervention in two qui tam actions that had been filed under seal in the U.S. District Court for the District of Massachusetts. United States et al. ex rel. Kieff v. Wyeth, Civil Action No. 03-12366-DPW. The complaint alleges that the Company violated the civil False Claims Act and federal common law by misreporting its “Best Price” for PROTONIX between 2001 and 2006. The two underlying qui tam complaints, which contain similar allegations, also were unsealed. Thereafter, on June 15, 2009, 15 states and the District of Columbia filed a complaint under the same docket number asserting violations of their various state laws based on allegations nearly identical to the federal complaint. On July 27, 2009, the Company waived service of the government’s complaint and moved to dismiss the complaint on several grounds. As of this date, the Company has not been served with any of the operative complaints. The Company believes that its pricing calculations were correct and intends to defend itself vigorously in these actions. The grand jury investigation continues.

Antitrust Matters

On July 8, 2009, the European Commission issued its final report in the European Commission’s sector-wide competition law inquiry into the pharmaceutical industry, EU Pharmaceuticals Sector Inquiry, Case No. COMP/D2/39.514, described in the Company’s 2008 Financial Report, and announced the opening of one formal antitrust investigation, which did not involve the Company.

Environmental Proceedings

MPA Matter

In the criminal proceedings in Ireland, described in the Company’s 2008 Financial Report, in which Wyeth Medica Ireland (WMI) has been charged with violations of the Irish Waste Management Act and violations of WMI’s Integrated Pollution Prevention and Control License in connection with shipments of medroxyprogesterone acetate (MPA)-contaminated sugar water waste from WMI’s Newbridge, Ireland facility, the Company has withdrawn its appeal in the Irish Supreme Court challenging the right of the Director of Public Prosecutions and the Irish Environmental Protection Agency to prosecute the alleged violations of WMI’s Integrated Pollution Prevention and Control License. On June 12, 2009, the proceedings were transferred from the Naas Circuit Court, where they originally had been brought, to the Dublin Circuit Court, and on July 10, 2009, the matter was set for trial on June 2, 2010.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Regulatory Matters

EFFEXOR Proceedings

In May 2009, at the FDA’s request, the Company withdrew its pending petitions for reconsideration and stay of the FDA’s grant of an April 2003 petition by a consultant on behalf of an unnamed client seeking the FDA’s permission to submit an ANDA for venlafaxine extended release tablets utilizing the Company’s EFFEXOR XR (extended release capsules) as the reference product (as described in the Company’s 2008 Financial Report). As part of its November 2008 ruling that Sun’s ANDA for venlafaxine extended release tablets referencing EFFEXOR XR (extended release capsules) must be withdrawn on the ground that its proper reference drug should be Osmotica Pharmaceutical Corp.’s venlafaxine extended release tablet product, not EFFEXOR XR (extended release capsules) (see Patent Litigation – EFFEXOR Litigation in the Company’s 2008 Financial Report), the FDA had stated that the outcome made it unnecessary to address the issues raised in the Company’s petitions for stay and reconsideration.

Note 11.	Company Data by Segment

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

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The following tables set forth Net revenue for the Company’s principal products and reportable segments, as well as Income (loss) before income taxes for the Company’s reportable segments for the three and six months ended June 30, 2009 and 2008:

	Net Revenue
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2009	2008	2009	2008
Pharmaceuticals:
EFFEXOR	$771,750	$1,022,221	$1,590,591	$2,043,607
PREVNAR	783,615	690,654	1,538,265	1,396,457
ENBREL
Outside U.S. and Canada	736,734	692,482	1,363,475	1,298,040
Alliance revenue - U.S. and Canada	303,347	283,677	543,555	609,991
Nutrition	435,838	430,086	851,329	841,291
ZOSYN/TAZOCIN	304,375	319,272	614,295	661,228
PREMARIN family	257,530	270,843	503,166	546,984
Hemophilia family(1)	247,930	250,671	454,356	489,882
PROTONIX family(2)	237,178	228,026	452,435	387,190
Other	700,335	779,260	1,355,599	1,451,315

Total Pharmaceuticals	4,778,632	4,967,192	9,267,066	9,725,985
Consumer Healthcare	631,439	664,892	1,244,023	1,340,100
Animal Health	285,089	313,274	561,044	589,922

Total net revenue	$5,695,160	$5,945,358	$11,072,133	$11,656,007

(1)

The Hemophilia family net revenue for the 2009 second quarter and first half included revenue from BENEFIX of $153,773 and $284,047, respectively, and REFACTO/XYNTHA of $94,157 and $170,309, respectively, and the 2008 second quarter and first half included revenue from BENEFIX of $152,563 and $302,552, respectively, and REFACTO/XYNTHA of $98,108 and $187,330, respectively.

(2)

PROTONIX family net revenue for the 2009 second quarter and first half included revenue from the Company’s own generic version of $150,212 and $273,524, respectively, and the branded product of $86,966 and $178,911, respectively, and the 2008 second quarter and first half included revenue from the Company’s own generic version of $123,276 and $199,104, respectively, and the branded product of $104,750 and $188,086, respectively.

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

	Income (Loss) before Income Taxes
(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Segment	2009	2008	2009	2008
Pharmaceuticals(1)	$1,816,281	$1,741,464	$3,535,703	$3,437,193
Consumer Healthcare(1)	141,036	119,823	273,866	241,083
Animal Health	81,769	69,897	158,663	131,267
Corporate(2)	(232,822)	(312,338)	(473,516)	(432,710)

Total	$1,806,264	$1,618,846	$3,494,716	$3,376,833

(1)

Income (loss) before income taxes for the 2009 second quarter and first half included gains from product divestitures of approximately $4,196 and $29,351, respectively, which pertained primarily to the Consumer Healthcare segment. Income (loss) before income taxes for the 2008 second quarter and first half included gains from product divestitures of $10,143 and $33,201, which pertained primarily to the Pharmaceuticals and Consumer Healthcare segments.

(2)

Corporate loss before income taxes included a net charge of $44,865 for the 2009 second quarter and $116,615 for the 2009 first half compared with $155,200 for the 2008 second quarter and $236,160 for the 2008 first half related to the Company’s productivity initiatives. For discussion of the Company’s productivity initiatives as it relates to each reportable segment, see Note 7, “Productivity Initiatives.” In addition, the 2009 second quarter and 2009 first half included costs related to the proposed merger with Pfizer of $21,221 and $48,471, respectively.

Note 12.	Merger Agreement with Pfizer

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

WYETH

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

The completion of the merger is subject to certain conditions, including, among others (i) adoption of the merger agreement by the Company’s stockholders (which occurred on July 20, 2009), (ii) the absence of certain legal impediments to the consummation of the merger, (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and obtaining antitrust approvals in certain other jurisdictions (on July 17, 2009, the European Commission, one such jurisdiction, approved the proposed merger, subject to certain conditions), (iv) subject to certain materiality exceptions, the accuracy of the representations and warranties made by the Company and Pfizer, respectively, and compliance by the Company and Pfizer with their respective obligations under the merger agreement, (v) declaration of the effectiveness by the Securities and Exchange Commission of the Registration Statement on Form S-4 filed by Pfizer (which occurred on June 17, 2009), and (vi) the lenders providing Pfizer with debt financing in connection with the merger shall not have declined to provide such financing at closing due to the occurrence of a Parent Material Adverse Effect (as defined in the merger agreement) or due to Pfizer failing to obtain certain credit ratings (the Specified Financing Condition). As of June 3, 2009, Pfizer had replaced its debt financing commitments with permanent financing through the issuance of unsecured senior notes, and, therefore, the Specified Financing Condition no longer is applicable.

A copy of the merger agreement was filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 29, 2009.

There are no assurances that the proposed transaction with Pfizer will be consummated on the expected timetable (at the end of the third quarter or during the fourth quarter of 2009) or at all. The merger agreement contains specified termination rights for the parties and sets forth specified circumstances under which either the Company or Pfizer would be required to pay the other party a termination fee in connection with the exercise of such termination rights.

The merger agreement with Pfizer received the required approval of stockholders at Wyeth’s Annual Meeting of Stockholders on July 20, 2009. Over 98 percent of votes cast and approximately 78 percent of the outstanding shares were voted in favor of the proposed merger with Pfizer.

During the 2009 second quarter and first half, the Company incurred $21.2 million after-tax ($0.02 per share-diluted) and $48.5 million after-tax ($0.04 per share-diluted), respectively, of costs related to the proposed merger with Pfizer.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the consolidated condensed financial statements and notes to consolidated condensed financial statements on pages 3 to 32 of this report. When reviewing the commentary below, you should keep in mind the substantial risks and uncertainties that characterize our business. In particular, we encourage you to review the risks and uncertainties described in “Item 1A. RISK FACTORS” in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Forward-looking statements are statements that attempt to forecast or anticipate future developments in our business; we encourage you to review the examples of our forward-looking statements under the heading “Cautionary Note Regarding Forward-Looking Statements” on pages 60 to 62 of this report. These statements, like all statements in this report, speak only as of their date (unless another date is indicated), and we undertake no obligation to update or revise these statements in light of future developments.

Overview

Our Business

Wyeth is one of the world’s largest research-based pharmaceutical and health care products companies and is a leader in the discovery, development, manufacturing and marketing of pharmaceuticals, biotechnology products, vaccines, non-prescription medicines and animal health products.

We have three principal operating segments: Wyeth Pharmaceuticals (Pharmaceuticals), Wyeth Consumer Healthcare (Consumer Healthcare) and Fort Dodge Animal Health (Animal Health), which we manage separately because they develop, manufacture, distribute and sell distinct products and provide services that require differing technologies and marketing strategies. These segments reflect how senior management reviews the business, makes investing and resource allocation decisions, and assesses operating performance. The percentage of worldwide net revenue and revenue generated outside the United States by operating segment for the 2009 first half were as follows:

	Pharmaceuticals	Consumer Healthcare	Animal Health
% of 2009 first half worldwide net revenue	84%	11%	5%
% of 2009 first half segment net revenue generated outside the United States	52%	49%	63%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

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

On January 26, 2009, we announced that we had entered into a merger agreement with Pfizer Inc. (Pfizer) and a wholly owned subsidiary of Pfizer, pursuant to which the Pfizer subsidiary will merge with and into our Company, with our Company surviving as a wholly owned subsidiary of Pfizer. Under the terms of the merger agreement, each outstanding share of our common stock, other than shares of restricted stock (for which holders will be entitled to receive cash consideration pursuant to separate terms of the merger agreement), and shares of common stock held directly or indirectly by us or Pfizer (which will be canceled as a result of the proposed merger), and other than those shares with respect to which appraisal rights are properly exercised and not withdrawn, will be converted into the right to receive $33.00 in cash, without interest, and 0.985 of a share of common stock of Pfizer. The proposed merger has been approved by the Board of Directors of both companies and by our stockholders and remains subject to certain additional conditions and approvals of various regulatory authorities (on July 17, 2009, the European Commission, one such regulatory authority, approved the proposed merger, subject to certain conditions). There are no assurances that the proposed merger with Pfizer will be consummated on the expected timetable (at the end of the third quarter or during the fourth quarter of 2009) or at all. The announcement of the proposed merger, whether or not consummated, may result in a loss of key personnel, may impact our relationships with third parties, and may disrupt our sales and marketing, research and development, productivity initiatives or other key business activities, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the merger but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Unless stated otherwise, all forward-looking information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations does not take into account or give any effect to the impact of our proposed merger with Pfizer. See Note 12 to our consolidated condensed financial statements, “Merger Agreement with Pfizer,” contained in this Quarterly Report on Form 10-Q for additional details.

2009 First Half Financial Highlights

•	Worldwide net revenue for the 2009 first half decreased 5% as compared with the 2008 first half to $11,072.1 million and increased 2%, excluding the impact of foreign exchange;

•

Worldwide Pharmaceuticals net revenue for the 2009 first half decreased 5% as compared with the 2008 first half due primarily to the unfavorable impact of foreign exchange, lower sales (excluding the impact of foreign exchange) of EFFEXOR and

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

lower ENBREL alliance revenue. The decrease was partially offset by higher sales (excluding the impact of foreign exchange) of key pharmaceutical franchises PREVNAR, ENBREL (outside the United States and Canada) and Nutritional products, along with new products PRISTIQ, TYGACIL and TORISEL, as well as the PROTONIX family;

•

Consumer Healthcare net revenue for the 2009 first half decreased 7% as compared with the 2008 first half due primarily to the unfavorable impact of foreign exchange, lower sales (excluding the impact of foreign exchange) of CENTRUM and ALAVERT, and lost revenue due to the divestiture of PRIMATENE in the 2008 third quarter. The decrease was partially offset by new revenue from the acquisition of THERMACARE, which occurred in the 2008 third quarter, and higher sales of CALTRATE (excluding the impact of foreign exchange); and

•

Animal Health net revenue for the 2009 first half decreased 5% as compared with the 2008 first half due primarily to the unfavorable impact of foreign exchange. The decrease was partially offset by higher sales (excluding the impact of foreign exchange) of livestock products.

Our Principal Products

The following table presents worldwide net revenue from our principal products for the 2009 first half together with the percentage changes from the comparable period in the prior year, both as reported and excluding the impact of foreign exchange (FX):

(Dollars in millions)	2009 First Half Net Revenue	% Increase (Decrease) vs. 2008 First Half	% Increase (Decrease) vs. 2008 First Half Excluding FX
EFFEXOR	$1,590.6	(22)%	(19)%
PREVNAR	1,538.3	10%	21%
ENBREL
Outside U.S. and Canada	1,363.5	5%	22%
Alliance revenue - U.S. and Canada	543.6	(11)%	(11)%
Nutritionals	851.3	1%	11%
ZOSYN/TAZOCIN	614.3	(7)%	(2)%
PREMARIN family	503.2	(8)%	(7)%
Hemophilia family	454.4	(7)%	3%
PROTONIX family (includes our own generic)	452.4	17%	17%
CENTRUM	334.5	(10)%	(3)%
ADVIL	321.4	(5)%	(1)%

•

EFFEXOR (EFFEXOR and EFFEXOR XR) is our novel antidepressant for treating adult patients with major depressive disorder (MDD), generalized anxiety disorder, social anxiety disorder and panic disorder. Demand for EFFEXOR XR (extended release capsules) in the 2009 first half was negatively impacted by generic competition outside the United States and, to a lesser extent, by competition from a non-AB rated generic tablet in the United States.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

•

PREVNAR is our vaccine for preventing invasive pneumococcal disease in infants and young children and, as of June 30, 2009, is now available in 95 countries worldwide and included in 37 national immunization programs (NIPs). The increase in PREVNAR net revenue during the 2009 first half was largely driven by the implementation of seven new NIPs, the timing of government purchases and increased volume. We will continue to pursue opportunities to secure additional NIPs and launch the product in new markets.

•

ENBREL is our treatment for rheumatoid arthritis, psoriasis and other conditions. We have exclusive rights to ENBREL outside the United States and Canada, and we co-promote ENBREL with Amgen Inc. (Amgen) in the United States and Canada. ENBREL continues as the leading biotechnology brand in the world and ranks sixth in worldwide sales among the top pharmaceutical products.

•

Nutritionals includes our infant formula and toddler products S-26 GOLD, PROGRESS GOLD and PROMIL GOLD. We continue to expand into new markets, grow our business in the countries where we compete, particularly in key emerging markets such as China, and continue to focus our business on the premium sector of the market.

•

ZOSYN (TAZOCIN internationally), our broad-spectrum I.V. antibiotic, continues to be the number one selling injectable antibiotic worldwide. Demand for TAZOCIN in the 2009 first half was negatively impacted by generic competition in Europe and Canada.

•	Our PREMARIN family of products remains the leading therapy to help women address moderate to severe menopausal symptoms.

•

Our Hemophilia family, which includes BENEFIX, REFACTO, REFACTO AF and XYNTHA, provides state-of-the-art products that offer patients with this lifelong bleeding disorder the potential for a near-normal life.

•

PROTONIX (pantoprazole sodium) is our branded proton pump inhibitor for gastroesophageal reflux disease. In response to the “at risk” launch of generic pantoprazole tablets in the United States by Teva Pharmaceuticals USA, Inc. (Teva) in December 2007 and Sun Pharmaceutical Industries Ltd. (Sun) in January 2008, we launched our own generic version of PROTONIX tablets in the 2008 first quarter. While our own generic has had some success in the marketplace, the sales of our own generic have not, and cannot, offset the substantial harm caused by the launch of infringing generics. We will continue to vigorously pursue our litigation against Teva, Sun and other infringing generics.

See “Our Challenging Business Environment” beginning on page 41 for a discussion of certain competitive and other factors that have impacted or may impact our principal products.

For more detail regarding our principal products, the preceding summary should be read in conjunction with our principal product summary in the overview section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Financial Report as incorporated in our 2008 Annual Report on Form 10-K (2008 Financial Report) and in our Quarterly Report on Form 10-Q for the 2009 first quarter.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

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

With respect to TYGACIL (tigecycline), our innovative broad-spectrum I.V. antibiotic for serious, hospital-based infections, in March 2009, the U.S. Food and Drug Administration (FDA) approved our supplemental New Drug Application for TYGACIL for the treatment of adult patients with community-acquired bacterial pneumonia caused by susceptible strains of indicated pathogens and also approved the addition of pathogens to the complicated skin and skin structure indication and the complicated intra-abdominal infection indication. We commenced a new Phase 2 clinical trial of TYGACIL for the treatment of hospital-acquired pneumonia in the fourth quarter of 2008. In the 2009 second quarter, we determined not to pursue TYGACIL for the treatment of diabetic foot infection after our Phase 3 study of TYGACIL for this indication failed to meet the primary efficacy endpoints.

Our New Drug Application (NDA) filing for PRISTIQ, a structurally novel, once-daily serotonin-norepinephrine reuptake inhibitor (O-desmethylvenlafaxine succinate, also referred to as desvenlafaxine) for the treatment of adult patients with MDD, was approved by the FDA in February 2008. FDA approval was subject to several post-marketing commitments. We began shipping PRISTIQ in April 2008 and conducted our full U.S. launch of the product in May 2008. In October 2008, as part of our global regulatory strategy and in consultation with the Committee for Medicinal Products for Human Use (CHMP), we withdrew our central European Marketing Authorization Application (MAA) for desvenlafaxine for the treatment of MDD in adults and have chosen not to pursue it at this time. This decision was based on preliminary feedback from representatives of the CHMP that additional efficacy data for desvenlafaxine would be required for CHMP to recommend a positive opinion. PRISTIQ has been approved for the treatment of MDD in adults in 18 countries, including the United States and Canada, and applications currently are pending in 23 additional markets.

With respect to our NDA filing with the FDA for PRISTIQ for the non-hormonal treatment of vasomotor symptoms associated with menopause, we received an approvable letter from the FDA in July 2007. In its letter, the FDA indicated that before the application could be approved, among other things, it would be necessary for us to provide additional data regarding the potential for serious adverse cardiovascular and hepatic effects associated with the use of PRISTIQ in this indication. The FDA requested that these data come from a

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

randomized, placebo-controlled clinical trial of a duration of one year or more conducted in postmenopausal women. The requested clinical trial currently is under way and is expected to be completed in the first half of 2010. In the European Union (EU), we believe additional data will be necessary to address questions raised by the CHMP regarding the risk/benefit profile of desvenlafaxine for the treatment of vasomotor symptoms, which could include data from the new study requested by the FDA. As a result, in March 2008, we withdrew our MAA in the EU for this indication. In the first half of 2009, Mexico and Thailand granted approvals for PRISTIQ for the treatment of menopausal symptoms.

We and our collaboration partner, Progenics Pharmaceuticals, Inc., are working to develop subcutaneous and/or oral formulations of RELISTOR for the treatment of opioid-induced constipation in settings outside of the palliative care setting (where we received approval from the FDA and the European Commission in 2008), such as for chronic pain.

In February 2009, we received approval in the EU for REFACTO AF (the EU trade name for XYNTHA, which we launched in the United States in 2008), our recombinant factor VIII product for patients with hemophilia A for both the control and prevention of bleeding episodes and surgical prophylaxis. REFACTO AF was launched in the EU in June 2009.

Regarding VIVIANT (bazedoxifene), our selective estrogen receptor modulator for postmenopausal osteoporosis, the FDA has advised us that it expects to convene an advisory committee to review our pending NDAs for both the treatment and prevention indications. We have received approvable letters for each of these NDAs, in which, among other things, the FDA requested further analyses and discussion concerning the incidence of stroke and venous thrombotic events, identified certain issues concerning data collection and reporting, and requested additional source documents. We expect that the FDA-requested advisory committee meeting will be scheduled following submission of our complete response to the approvable letters, which we plan to file in the second half of 2009. In April 2009, we received approval in the EU for CONBRIZA (the EU trade name for VIVIANT) for the treatment of postmenopausal osteoporosis in women at increased risk of fracture. We expect to launch CONBRIZA in the EU no earlier than 2010.

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

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

Our Phase 3 clinical programs for PREVNAR 13 (Pneumococcal 13-valent Conjugate Vaccine (Diphtheria CRM197 Protein)) remain ongoing. In December 2008, we submitted an MAA to the European Medicines Agency for approval for PREVNAR 13 in infants and children from two months to five years of age. In March 2009, we completed our submission of a Biologic License Application to the FDA for PREVNAR 13 for the prevention of pneumococcal disease in infants and toddlers, for which the FDA granted priority review in May 2009 and which has an action date at the end of the 2009 third quarter. We initiated other global pediatric filings in late 2008 and, to date, have submitted regulatory applications for PREVNAR 13 in more than 50 countries worldwide, and, in July 2009, we received our first approval for pediatric use of PREVNAR 13 in Chile. Further pediatric filings will occur throughout 2009. PREVNAR 13 also is being studied in Phase 3 global clinical trials in adults, with regulatory filings expected in 2010.

In December 2007, we and our collaboration partner, Elan Corporation, plc (Elan), initiated a Phase 3 clinical program for our immunotherapeutic product candidate, bapineuzumab (AAB-001), for the treatment of patients with mild to moderate Alzheimer’s disease. Elan is conducting the Phase 3 clinical program in North America while we are conducting the program in other countries worldwide. Based on an interim analysis of data from the principal Phase 2 trial, in early 2008, we initiated the submission of clinical trial applications to support initiating the Phase 3 program outside North America prior to the availability of the final Phase 2 data. In some countries, regulatory authorities asked to review the full Phase 2 data, the Phase 3 protocols and amendments, and/or the Phase 3 safety experience to date before approving the clinical trial applications or permitting continued enrollment and dosing. These actions resulted in slower enrollment during 2008 than originally planned. These regulatory authority reviews now have occurred, and enrollment in the clinical studies in the majority of these countries is continuing. In April 2009, we and Elan discontinued the highest of three dosing regimens in the two ongoing Phase 3 studies of bapineuzumab in patients with mild to moderate Alzheimer’s disease who do not carry the Apolipoprotein E4 (ApoE4) allele (non-carriers). ApoE4 is a known genetic risk factor for development of Alzheimer’s disease. These studies are continuing with the two lower dosing regimes, and this decision has no impact on the two other ongoing Phase 3 studies, which are testing a single dose of bapineuzumab in patients who carry the ApoE4 allele (carriers). The decision to discontinue the highest dosing regimen in the non-carrier studies was made in concurrence with the studies’ independent Safety Monitoring Committee following its review of vasogenic edema in the ongoing Phase 3 clinical program.

We currently have two Phase 3 clinical programs in oncology under way: neratinib (HKI-272) under development for the treatment of women with advanced HER-2 positive breast cancer and bosutinib (SKI-606), a targeted kinase inhibitor under development for the treatment of chronic myelogenous leukemia.

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

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

Certain Product Liability Litigation

Diet Drug Litigation

Our diet drug litigation is described in greater detail in Note 15 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2008 Financial Report and in Note 10 and Note 9, respectively, to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the 2009 first quarter. The $993.9 million reserve balance at June 30, 2009 represents our best estimate, within a range of outcomes, of the aggregate amount required to cover diet drug litigation costs, including payments in connection with the nationwide settlement, claims asserted by opt outs from the nationwide settlement, primary pulmonary hypertension claims and our legal fees related to the diet drug litigation. It is possible that additional reserves may be required in the future, although we do not believe that the amount of any such additional reserves is likely to be material.

Hormone Therapy Litigation

During 2006, we began the first of a number of trials in our hormone therapy litigation, which is described in greater detail in Note 15 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2008 Financial Report and in Note 10 and Note 9, respectively, to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the 2009 first quarter. As of June 30, 2009, we were defending approximately 8,200 actions brought on behalf of approximately 9,900 women in various federal and state courts throughout the United States for personal injuries, including primarily claims for breast cancer, as well as claims for, among other conditions, stroke, ovarian cancer and heart disease, allegedly resulting from their use of PREMARIN or PREMPRO. We also face putative class action lawsuits from users of PREMARIN or PREMPRO seeking medical monitoring and purchase price refunds, as well as other damages. Although most of these putative class actions have been dismissed or withdrawn, a hearing for class certification in a West Virginia statewide refund class action that began in 2008 has been adjourned to a date not yet set in 2009.

Of the 31 hormone therapy cases alleging breast cancer that have been resolved after being set for trial, 23 now have been resolved in our favor (by voluntary dismissal by the plaintiffs (14), summary judgment (5), defense verdict (3) or judgment for us notwithstanding the verdict (1)), several of which are being appealed by the plaintiffs. Of the remaining eight cases: five such cases have been settled, one resulted in a plaintiffs’ verdict that was vacated by the court and a new trial ordered (which plaintiffs have appealed), and two resulted in plaintiffs’ verdicts that we are appealing. One case, Brockert, that had been resolved in our favor by summary judgment was affirmed in part and reversed in part on appeal and, accordingly, has been excluded from the preceding summary as this case will go back to trial. Additional cases have been voluntarily dismissed by plaintiffs before a trial setting.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

Additional trials of hormone therapy cases are scheduled in 2009. Individual trial results depend on a variety of factors, including many that are unique to the particular case, and our trial results to date, therefore, may not be predictive of future trial results.

As we have not determined that it is probable that a liability has been incurred and an amount is reasonably estimable, we have not established any litigation accrual for our hormone therapy litigation. As of June 30, 2009, we have recorded $202.0 million in insurance receivables relating to defense and settlement costs of our hormone therapy litigation. The insurance carriers that provide coverage that we contend is applicable have either denied coverage or have reserved their rights with respect to such coverage. We believe that the denials of coverage are improper and intend to enforce our rights under the terms of those policies.

Our Challenging Business Environment

Generally, we face the same difficult environment that all research-based pharmaceutical companies are confronting. We continue to be challenged by the efforts of government agencies, insurers, employers and consumers to lower prices through leveraged purchasing plans, use of formularies, importation, reduced reimbursement for prescription drugs and other means. In the United States, health care and prescription drug-related issues are receiving heightened legislative and regulatory attention. If new legislation and/or regulations are enacted and implemented, certain cost-containment measures could result in decreased net revenue from our prescription pharmaceutical products and decrease potential returns from our research and development initiatives. For example, the U.S. House and Senate are both pursuing legislation designed to reform the health care system. All the bills currently under consideration would expand the availability of health insurance, including coverage for pharmaceuticals and vaccines, for the majority of those who are now uninsured and would create an abbreviated legal and regulatory pathway for the approval of biosimilars. Depending on the content of any final legislation, our future revenues could be adversely affected as a result of new cost-containment measures and/or competition from biosimilars.

In addition, generic products are growing as a percentage of total prescriptions, and generic manufacturers are becoming more aggressive in challenging patents. Insurers and employers are increasingly demanding that patients start with a generic product before switching to a branded product if necessary, and our products increasingly compete with generic products. Competition among branded products also is intensifying. Global economic conditions may accelerate these pricing pressures or lead to increased usage of generic and private label products. Regulatory burdens and safety concerns are increasing both the cost and time it takes to bring new drugs to market. Post-marketing regulatory and media scrutiny of product safety also is increasing.

Certain key challenges to our business are highlighted below, but we encourage you to review “Item 1A. RISK FACTORS” in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2009 for more information about challenges, risks and uncertainties.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

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

As described in Note 15 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2008 Financial Report and in Note 10 and Note 9, respectively, to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and in our Quarterly Report on Form 10-Q for the 2009 first quarter, PROTONIX is the subject of ongoing U.S. patent litigation concerning the compound patent for the active ingredient in PROTONIX between us and our partner, Nycomed, and several generic manufacturers. In September 2007, the United States District Court for the District of New Jersey denied our motion for a preliminary injunction against Teva and Sun seeking to prevent the launch of a generic version of PROTONIX prior to resolution of ongoing patent litigation between the parties. The Court determined that Teva had raised sufficient questions about the validity of the compound patent to preclude the extraordinary remedy of a preliminary injunction. The Court did not conclude that the patent was invalid or not infringed and emphasized that its findings were preliminary. The Court also stated that the generic manufacturers will need to meet a higher burden of proof, clear and convincing evidence, to prove the compound patent is invalid. We and Nycomed appealed the Court’s denial of the preliminary injunction, and the appeal was denied in May 2009. In addition, we and Nycomed have filed amended complaints against Teva and Sun seeking damages resulting from their patent infringement and have requested a jury trial. A trial on the liability (non-damages) issues in the litigation could occur prior to the end of 2009. We and Nycomed continue to believe that the PROTONIX patent is valid and enforceable and intend to continue to vigorously enforce our patent rights and seek monetary damages, including for lost profits and other damages, as well as orders prohibiting further infringement of the compound patent. However, the course and outcome of future proceedings cannot be predicted with certainty, and there is no assurance that the validity of the PROTONIX patent will be upheld or that we will recover monetary damages and/or obtain other requested relief. We also have filed a patent infringement litigation against KUDCO Ireland, Ltd. (KUDCo) based on its Paragraph IV certification for a generic PROTONIX tablet product. The thirty-month stay against KUDCo expired on January 25, 2009, and the FDA approved KUDCo’s Abbreviated New Drug Application (ANDA) to market its generic pantoprazole tablets in March 2009. To date, KUDCo has not launched its product. If KUDCo decides to enter the market “at risk” prior to the expiration of the PROTONIX patent, we and Nycomed expect to file an amended complaint seeking damages against KUDCo. In addition, in July 2009, Apotex Inc. (Apotex) notified us that it has filed a Paragraph IV certification for a generic PROTONIX tablet product. We intend to initiate suit against Apotex.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

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

In July 2008, we reached agreement with Impax Laboratories, Inc. (Impax) on a settlement of the U.S. patent litigation pertaining to Impax’s proposed generic version of EFFEXOR XR (extended release capsules). Under the terms of the settlement, we granted Impax a license that would permit Impax to launch its generic version of EFFEXOR XR (extended release capsules) on or after June 1, 2011, subject to earlier launch in limited circumstances but in no event earlier than January 1, 2011. In connection with the license pursuant to the settlement, Impax will pay us a specified percentage of profit from sales of its generic product. The parties also have agreed that Impax would utilize its neurology-focused sales force to co-promote PRISTIQ for the treatment of MDD starting July 1, 2009.

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

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

In March 2009, we reached agreement with Wockhardt Limited (Wockhardt) on a settlement of the U.S. patent litigation pertaining to Wockhardt’s proposed generic version of EFFEXOR XR (extended release capsules). Under the terms of the settlement, we have granted Wockhardt a license that would permit Wockhardt to launch a generic version of EFFEXOR XR (extended release capsules) on or after June 1, 2012, subject to earlier launch in limited circumstances but in no event earlier than January 1, 2011. In connection with the license, Wockhardt will pay us a specified percentage of profit from sales of its generic product.

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

In 2007, we granted a covenant not to sue to Sun, which had filed an ANDA seeking FDA approval to market venlafaxine extended release tablets. The covenant not to sue was limited to the same three patents involved in the above-mentioned litigations and also was limited to the specific tablet product that was the subject of Sun’s ANDA. Pursuant to a subsequent FDA ruling, Sun was required to withdraw that ANDA. In March 2009, Sun notified us that it had filed a new ANDA seeking FDA approval to market extended release venlafaxine tablets before the expiration of our two formulation/use patents listed in the Orange Book for Osmotica’s extended release venlafaxine tablets. This new ANDA references the NDA held by Osmotica for its venlafaxine extended release tablets. Sun asserted that these patents are not infringed by its product and are invalid. Based upon Sun’s assertions and review of Sun’s filing, in April 2009, we provided Sun with a covenant not to sue limited to the product defined in Sun’s new ANDA and the same three patents at issue in the above-mentioned litigations. While to date the FDA has not approved Sun’s ANDA, if otherwise approvable, Sun’s ANDA could be approved at any time because the compound patent for venlafaxine, and its associated pediatric exclusivity period, expired on June 13, 2008. While the FDA may rate Sun’s tablet product as therapeutically equivalent, also referred to as AB rated, to Osmotica’s tablet product, we anticipate that the FDA would not rate Sun’s tablet product as therapeutically equivalent to EFFEXOR XR (extended release capsules). Therefore, Sun’s tablet product ordinarily would not be substitutable for EFFEXOR XR (extended release capsules) at the pharmacy level.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

While the availability of tablet products has resulted in erosion of EFFEXOR XR (extended release capsules) sales in the 2009 first half and we expect that it will continue to do so, we believe that the overall impact will be much less significant than would be expected from AB rated generic competition.

Additionally, demand in the United States for EFFEXOR XR (extended release capsules) has declined slightly with our shift of promotional support to PRISTIQ, our new product for the treatment of adult patients with MDD, which was launched in May 2008. PRISTIQ competes directly with our EFFEXOR family of products, and sales of EFFEXOR may be adversely impacted over time by the reduction in promotional support.

The compound patent for venlafaxine in most markets outside the United States expired in December 2008, and generic versions of EFFEXOR (immediate release tablets) and EFFEXOR XR (extended release capsules) have been introduced in a number of major non-U.S. markets. In the 2009 first half, this emerging generic competition resulted in a 44% decrease in international EFFEXOR net revenue (excluding the impact of foreign exchange) as compared with the 2008 first half, and we expect a continued significant and growing negative impact on our sales of the EFFEXOR family throughout 2009 as generic competition intensifies and enters additional markets outside the United States.

Compound patent protection for ZOSYN expired in the United States in February 2007. Certain additional patent protection remains. Our current formulation of ZOSYN was approved by the FDA in 2005 and has additional patent protection until 2023. We believe that the timing and impact of generic competition for ZOSYN in the United States will depend, among other factors, upon the timing and nature of the FDA’s response to the citizen petitions filed by Wyeth and third parties regarding ZOSYN, which are discussed in greater detail in Note 15 to our consolidated financial statements, “Contingencies and Commitments,” in our 2008 Financial Report. Generic competition for ZOSYN in the United States could occur at any time and likely would have a significant adverse impact on our sales of the product. Compound patent protection for ZOSYN (TAZOCIN internationally) expired in most major markets outside the United States in July 2007. Accordingly, we are facing generic competition in a number of major markets outside the United States and may face generic competition in additional countries in the near future. In the 2009 first half, generic competition negatively affected our sales of ZOSYN (TAZOCIN internationally) in certain markets outside the United States, particularly in Europe, resulting in a 20% decrease in international ZOSYN (TAZOCIN internationally) net revenue (excluding the impact of foreign exchange) as compared with the 2008 first half, and we expect a continued significant and growing adverse impact throughout 2009 as generic competition intensifies and enters additional markets.

In addition to competition from generic manufacturers, we face substantial competition from competing branded products. For example, ENBREL faces competition from multiple alternative therapies depending on the indication and country. ENBREL also faces potential competition from therapies under development. U.S. sales of ENBREL continue to be adversely affected by competition from other products in the tumor necrosis factor (TNF) category as well as by economic conditions.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

Also, a competitor has developed a 10-valent pneumococcal vaccine, which recently was approved for sale, and is being launched, in various markets worldwide. This 10-valent vaccine has begun competing with PREVNAR and will compete with PREVNAR 13 if approved in those markets.

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

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

More broadly, in the 2009 first half, we continued to implement and realize the benefits of Project Impact, an ongoing company-wide productivity initiatives program, which we launched in 2008. If we are not able to fully execute the strategic transformation of our business contemplated by Project Impact, our future results of operations could be adversely affected.

Global economic conditions have impacted and could continue to impact consumer and customer demand for our products, as well as our ability to manage normal commercial relationships with our partners, distributors, manufacturers, suppliers and other third parties. If the current economic situation continues or deteriorates further, our business could be negatively impacted by reduced demand for our products or third-party disruptions resulting from tighter credit markets and other adverse economic conditions. For example, sales of our principal products are dependent, in part, on the availability and extent of reimbursement from third-party payors, including governments and private insurance plans. As a result of the volatility of the current financial markets, our third-party payors may delay or be unable to satisfy their reimbursement obligations, which could have an adverse effect on the sales of our products as well as on our business and results of operations. In addition, increased economic hardship among consumers of our products, including unemployment, loss of health insurance and prescription drug benefits, and declining household income, also could adversely impact our business. We rely upon third parties for certain parts of our business, including licensees and partners, wholesale distributors and retailers of our products, contract clinical trial providers, contract manufacturers, unaffiliated third-party suppliers and counterparties to our investment arrangements. The recent volatility in the financial markets and a prolonged slowdown in the general economy may lead to a disruption or delay in the performance or satisfaction of commitments to us by these third parties, which could have an adverse effect on our business and results of operations.

We conduct a substantial portion of our business in currencies other than the U.S. dollar. While we attempt to hedge certain currency risks, currency fluctuations between the U.S. dollar and the currencies in which we do business have caused foreign currency transaction gains and losses in the past and will likely do so in the future. Likewise, past currency fluctuations have at times resulted in foreign currency transaction gains, and there can be no assurance that these gains can be reproduced. Foreign exchange adversely affected our net revenue for the 2009 first half by 7% as compared with the 2008 first half. If the U.S. dollar maintains its current value or grows stronger against foreign currencies, our 2009 net revenue would continue to be adversely affected as compared with 2008.

As a result of global economic conditions, our pension plan assets incurred a significant decline in market value in 2008, which we expect will result in increased pension expense of approximately $250.0 million in 2009.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

Consistent with the 2009 first half, we expect that our net interest expense will increase substantially in 2009 due to the significant decline in interest rates on our investments offset, in part, by the increase in our 2009 investment balances as compared with 2008.

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

In addition, as we transition the manufacture and marketing of products to next-generation or alternative products, such as our shifts or anticipated shifts from PREVNAR to PREVNAR 13 (if approved), ENBREL to ENBREL (serum-free process) and REFACTO to XYNTHA/REFACTO AF, we may experience inventory write-offs, property and equipment impairments or increased costs. Such product transitions require detailed transition plans that create challenges for inventory and product placement, particularly if transitions go more slowly than expected. In addition, product transitions could result in a period of decreased sales as customers stop buying the prior product in anticipation of availability of the next-generation product.

Our Productivity Initiatives

In the 2009 first half, we continued to implement productivity initiatives and realize the benefits of Project Impact. See Note 7 to our consolidated condensed financial statements, “Productivity Initiatives,” contained in this Quarterly Report on Form 10-Q for additional information.

Critical Accounting Policies and Estimates

Our critical accounting policies are detailed in our 2008 Financial Report. There were no changes in our critical accounting policies from the year ended December 31, 2008.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

Results of Operations

Net Revenue

Worldwide Net revenue decreased 4% for the 2009 second quarter and 5% for the 2009 first half compared with the 2008 second quarter and 2008 first half due to the unfavorable impact of foreign exchange. These decreases due to the impact of foreign exchange were offset, in part, by increased sales (excluding the impact of foreign exchange) of Pharmaceuticals, Consumer Healthcare and Animal Health products. Excluding the unfavorable impact of foreign exchange, worldwide Net revenue increased 2% for the 2009 second quarter and first half.

The following tables set forth worldwide Net revenue results by reportable segment together with the percentage changes from the comparable period in the prior year, both as reported and excluding the impact of foreign exchange (FX):

	Net Revenue
	Three Months Ended June 30,
(Dollars in millions) Segment	2009	2008	% Decrease	% Increase Excluding FX
Pharmaceuticals	$4,778.7	$4,967.2	(4)%	3%
Consumer Healthcare	631.4	664.9	(5)%	2%
Animal Health	285.0	313.3	(9)%	1%

Total	$5,695.1	$5,945.4	(4)%	2%

	Net Revenue
	Six Months Ended June 30,
(Dollars in millions) Segment	2009	2008	% Decrease	% Increase Excluding FX
Pharmaceuticals	$9,267.1	$9,726.0	(5)%	2%
Consumer Healthcare	1,244.0	1,340.1	(7)%	—
Animal Health	561.0	589.9	(5)%	6%

Total	$11,072.1	$11,656.0	(5)%	2%

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

The following table sets forth the percentage changes in worldwide Net revenue by reportable segment and geographic area from the comparable period in the prior year, including the effect volume, price and foreign exchange had on these percentage changes:

	% Increase (Decrease) Three Months Ended June 30, 2009				% Increase (Decrease) Six Months Ended June 30, 2009
	Volume	Price	Foreign Exchange	Total Net Revenue	Volume	Price	Foreign Exchange	Total Net Revenue
Pharmaceuticals
United States	(5)%	5%	—	—	(6)%	6%	—	—
International	8%	(3)%	(12)%	(7)%	8%	(3)%	(13)%	(8)%
Total	2%	1%	(7)%	(4)%	1%	1%	(7)%	(5)%
Consumer Healthcare
United States	(5)%	4%	—	(1)%	(4)%	3%	—	(1)%
International	1%	4%	(13)%	(8)%	(2)%	3%	(14)%	(13)%
Total	(2)%	4%	(7)%	(5)%	(3)%	3%	(7)%	(7)%
Animal Health
United States	(9)%	3%	—	(6)%	(10)%	3%	—	(7)%
International	4%	1%	(16)%	(11)%	13%	1%	(18)%	(4)%
Total	(1)%	2%	(10)%	(9)%	4%	2%	(11)%	(5)%
Total
United States	(5)%	5%	—	—	(6)%	5%	—	(1)%
International	6%	(2)%	(12)%	(8)%	7%	(2)%	(14)%	(9)%
Total	1%	1%	(6)%	(4)%	1%	1%	(7)%	(5)%

Pharmaceuticals

Worldwide Pharmaceuticals net revenue decreased 4% for the 2009 second quarter and 5% for the 2009 first half compared with the 2008 first quarter and 2008 first half, respectively, due primarily to the unfavorable impact of foreign exchange and lower sales (excluding the impact of foreign exchange) of EFFEXOR and the PREMARIN family. The decrease in ZOSYN net revenue (excluding the impact of foreign exchange) and ENBREL alliance revenue in the 2009 first half also contributed toward the 5% net revenue decrease versus the 2008 first half. The decreases in net revenue of these pharmaceutical products (excluding the impact of foreign exchange) were more than offset by higher sales (excluding the impact of foreign exchange) of key pharmaceutical franchises PREVNAR, ENBREL, outside the United States and Canada, and Nutritional products, along with new products PRISTIQ, TYGACIL and TORISEL, as well as the PROTONIX family and the Hemophilia family. Excluding the impact of foreign exchange, EFFEXOR net revenue decreased 22% and 19% for the 2009 second quarter and first half, respectively, due primarily to generic competition outside the United States and, to a lesser extent, by competition from a non-AB rated generic tablet in the United States. ZOSYN net revenue for the 2009 second quarter was comparable with the 2008 second quarter and decreased 2% for the 2009 first half (excluding the impact of foreign exchange) due to increased generic competition in international markets, and

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

PREMARIN family net revenue decreased 3% and 7% for the 2009 second quarter and first half, respectively, (excluding the impact of foreign exchange) due to lower volume, which was partially offset by price increases. For the 2009 second quarter, ENBREL alliance revenue increased 7% due primarily to increases in volume and pricing. ENBREL alliance revenue for the 2009 first half decreased 11% due primarily to the 2008 first half having been positively impacted by Amgen’s shift to wholesaler distribution and, to a lesser extent, lower U.S. demand in the 2009 first quarter. Excluding the impact of foreign exchange, ENBREL net revenue, outside the United States and Canada, increased 21% and 22% for the 2009 second quarter and first half, respectively, and PREVNAR net revenue (excluding the impact of foreign exchange) increased 24% and 21% for the 2009 second quarter and first half, respectively, due to increased volume. Net revenue from Nutritional products increased 9% and 11% (excluding the impact of foreign exchange) for the 2009 second quarter and first half, respectively, due to price and volume increases. PROTONIX family net revenue increased 4% and 17% for the 2009 second quarter and first half, respectively, due primarily to increases in volume in the 2009 second quarter. In addition, PROTONIX family net revenue in the 2009 first half was positively impacted by full quarter sales in the 2009 first quarter of our own generic product versus the partial quarter sales of that product in the 2008 first quarter. Excluding the unfavorable impact of foreign exchange, worldwide Pharmaceuticals net revenue increased 3% and 2% for the 2009 second quarter and first half, respectively.

Consumer Healthcare

Worldwide Consumer Healthcare net revenue decreased 5% for the 2009 second quarter and 7% for the 2009 first half compared with the 2008 second quarter and the 2008 first half, respectively, due primarily to the unfavorable impact of foreign exchange. For the 2009 second quarter (excluding the impact of foreign exchange), increased sales of THERMACARE more than offset lost revenue due to the divestiture of PRIMATENE in the 2008 third quarter. For the 2009 first half (excluding the impact of foreign exchange), increased sales of THERMACARE and CALTRATE were offset by lower sales of CENTRUM and ALAVERT and lost revenue due to the divestiture of PRIMATENE in the 2008 third quarter. The weaker U.S. economy continues to have an impact on Consumer Healthcare net revenue as consumers have shifted buying patterns to non-branded products. Excluding the unfavorable impact of foreign exchange, worldwide Consumer Healthcare net revenue increased 2% for the 2009 second quarter, and the 2009 first half was comparable with the 2008 first half.

Animal Health

Worldwide Animal Health net revenue decreased 9% for the 2009 second quarter and 5% for the 2009 first half compared with the 2008 second quarter and first half, respectively. For the 2009 second quarter, the unfavorable impact of foreign exchange and lower sales (excluding the impact of foreign exchange) of livestock products were offset, in part, by higher sales (excluding the impact of foreign exchange) of poultry and equine products. For the 2009 first half, the unfavorable impact of foreign exchange and lower sales (excluding the impact of foreign exchange) of companion animal products were offset, in part, by higher sales

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

(excluding the impact of foreign exchange) of livestock products driven by ZULVAC bluetongue vaccine. Excluding the unfavorable impact of foreign exchange, worldwide Animal Health net revenue increased 1% for the 2009 second quarter and increased 6% for the 2009 first half.

The following tables set forth the Pharmaceuticals, Consumer Healthcare and Animal Health worldwide net revenue by significant product for the three months and six months ended June 30, 2009 and 2008:

Pharmaceuticals
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
EFFEXOR	$771.8	$1,022.2	$1,590.6	$2,043.6
PREVNAR	783.6	690.7	1,538.3	1,396.5
ENBREL
Outside U.S. and Canada	736.8	692.4	1,363.5	1,298.0
Alliance revenue - U.S. and Canada	303.4	283.7	543.6	610.0
Nutrition	435.8	430.1	851.3	841.3
ZOSYN/TAZOCIN	304.4	319.3	614.3	661.2
PREMARIN family	257.6	270.9	503.2	547.0
Hemophilia family(1)	248.0	250.7	454.4	489.9
PROTONIX family(2)	237.1	228.0	452.4	387.2
rhBMP-2	102.6	108.7	183.5	200.1
RAPAMUNE	91.7	99.8	172.3	195.2
Oral contraceptives	78.4	104.4	158.3	208.8
TYGACIL	74.6	56.3	141.5	98.2
PRISTIQ	61.9	15.7	111.2	15.7
TORISEL	37.8	31.8	73.5	53.3
Other	253.2	362.5	515.2	680.0

Total Pharmaceuticals	$4,778.7	$4,967.2	$9,267.1	$9,726.0

(1)

The Hemophilia family net revenue for the 2009 second quarter and first half included revenue from BENEFIX of $153.8 and $284.1, respectively, and REFACTO/XYNTHA of $94.2 and $170.3, respectively, and the 2008 second quarter and 2008 first half included revenue from BENEFIX of $152.6 and $302.6, respectively, and REFACTO/XYNTHA of $98.1 and $187.3, respectively.

(2)

PROTONIX family net revenue for the 2009 second quarter and 2009 first half included revenue from both our own generic version of $150.2 and $273.5, respectively, and the branded product of $86.9 and $178.9, respectively, and the 2008 second quarter and first half included revenue from our own generic version of $123.3 and $199.1, respectively, and the branded product of $104.7 and $188.1, respectively.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

Consumer Healthcare
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
CENTRUM	$171.7	$184.2	$334.5	$372.1
ADVIL	162.6	165.4	321.4	337.0
CALTRATE	66.1	67.0	127.6	123.9
ROBITUSSIN	28.3	30.4	69.4	72.4
PREPARATION H	28.2	28.4	54.4	58.0
CHAPSTICK	21.4	22.7	46.3	46.0
THERMACARE	13.9	—	35.9	—
ADVIL COLD & SINUS	11.2	10.4	25.9	30.6
Other	128.0	156.4	228.6	300.1

Total Consumer Healthcare	$631.4	$664.9	$1,244.0	$1,340.1

Animal Health
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Livestock products	$123.3	$142.9	$263.8	$259.1
Companion animal products	88.2	93.5	160.7	177.3
Equine products	38.2	39.5	71.0	76.9
Poultry products	33.6	35.9	63.4	72.5
Other	1.7	1.5	2.1	4.1

Total Animal Health	$285.0	$313.3	$561.0	$589.9

Sales Deductions

We deduct certain items from gross revenue that primarily consist of provisions for product returns, cash discounts, chargebacks/rebates, customer allowances and consumer sales incentives. The provision for chargebacks/rebates relates primarily to U.S. sales of pharmaceutical products provided to wholesalers and managed care organizations under contractual agreements or to certain governmental agencies that administer benefit programs, such as Medicaid. While different programs and methods are utilized to determine the chargeback or rebate provided to the customer, we consider both to be a form of price reduction. Chargebacks/rebates approximated $672.3 million for the 2009 second quarter and $1,274.6 million for the 2009 first half compared with $584.6 million for the 2008 second quarter and $1,161.1 million for the 2008 first half. The increase in chargebacks/rebates for the 2009 second quarter and first half was due primarily to increased rebates for generic pantoprazole and PROTONIX and an increase in rebates for EFFEXOR and ZOSYN. Except for chargebacks/rebates, provisions for each of the other components of sales deductions, including product returns, are individually less than 2% of gross sales.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

Operating Expenses

Cost of goods sold, as a percentage of Net revenue, decreased 0.8 percentage points to 27.5% for the 2009 second quarter compared with 28.3% for the 2008 second quarter and decreased 1.2 percentage points to 26.6% for the 2009 first half compared with 27.8% for the 2008 first half. The decrease in the 2009 first half was primarily due to the impact of foreign exchange rates and favorable manufacturing variances.

Selling, general and administrative expenses, as a percentage of Net revenue, decreased 2.7 percentage points to 28.1% in the 2009 second quarter from 30.8% in the 2008 second quarter and decreased 1.7 percentage points to 28.8% in the 2009 first half from 30.5% in the 2008 first half. The 2009 second quarter and first half decreases were primarily due to the realization of cost savings as a result of our productivity initiatives, which were partially offset by increased pension expense.

Research and development expenses increased 6% for the 2009 second quarter and decreased 1% for the 2009 first half compared with the 2008 second quarter and first half, respectively. The increase in the 2009 second quarter was primarily due to increased clinical trial spending, including oncology projects and PREVNAR 13 for adults, as well as costs related to a recently announced in-licensing transaction. The decrease in the 2009 first half was due primarily to reduced headcount and operating expenses resulting from the Company’s productivity initiatives, which were offset, in part, by higher clinical trial costs.

Interest (Income) Expense, Net and Other Income, Net

Interest (income) expense, net for the three and six months ended June 30, 2009 and 2008 consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Interest expense	$127.1	$149.5	$252.3	$288.6
Interest income	(28.5)	(112.9)	(76.0)	(264.0)
Less: Interest expense capitalized for capital projects	(15.6)	(17.9)	(28.0)	(33.4)

Total interest (income) expense, net	$83.0	$18.7	$148.3	$(8.8)

The change in interest (income) expense, net was primarily due to the significant reduction in interest rates around the world and the resulting decrease in interest income earned on our investments offset, in part, by the increase in our 2009 second quarter and first half investment balances as compared with the 2008 second quarter and first half.

Other income, net increased to $242.9 million and $365.5 million for the 2009 second quarter and first half, respectively, compared with $44.7 million and $188.2 million for the 2008 second quarter and first half, respectively. The increases were primarily due to increased income associated with our foreign exchange hedging program and a one-time $108.5 million royalty payment received in the 2009 second quarter compared with a one-time royalty milestone payment of $60.0 million received in the 2008 second quarter.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

Income (Loss) before Income Taxes

The following table sets forth worldwide income (loss) before income taxes by reportable segment together with the percentage changes from the comparable period in the prior year:

	Income (Loss) before Income Taxes
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions) Segment	2009	2008	% Increase	2009	2008	% Increase/ (Decrease)
Pharmaceuticals(1)	$1,816.3	$1,741.5	4%	$3,535.7	$3,437.2	3%
Consumer Healthcare(1)	141.0	119.8	18%	273.9	241.1	14%
Animal Health	81.8	69.9	17%	158.6	131.2	21%
Corporate(2)	(232.8)	(312.4)	25%	(473.5)	(432.7)	(9)%

Total	$1,806.3	$1,618.8	12%	$3,494.7	$3,376.8	3%

(1)

Income (loss) before income taxes for the 2009 second quarter and 2009 first half included gains from product divestitures, primarily in the Consumer Healthcare segment, of approximately $4.2 and $29.4, respectively, compared with $10.1 and $33.2 for the 2008 second quarter and first half, respectively, primarily in the Pharmaceuticals and Consumer Healthcare segments.

(2)

Corporate loss before income taxes included a net charge related to our productivity initiatives of $44.9 and $116.6 for the 2009 second quarter and 2009 first half, respectively, compared with a net charge of $155.2 and $236.2 for the 2008 second quarter and 2008 first half, respectively. In addition, the 2009 second quarter and first half included costs related to the proposed merger with Pfizer of $21.2 and $48.5, respectively. Further, the Corporate loss before income taxes included interest expense, net of $83.0 and $148.3 for the 2009 second quarter and first half, respectively, compared with interest expense, net of $18.7 for the 2008 second quarter and interest income, net of $8.8 for the 2008 first half. The productivity initiatives charges related to the reportable segments as follows:

	Productivity Initiatives Charges
	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2009	2008	2009	2008
Pharmaceuticals	$41.8	$142.3	$110.1	$301.1
Consumer Healthcare	0.1	4.4	2.5	25.6
Animal Health	1.0	2.6	2.0	3.7
Corporate	2.0	5.9	2.0	10.4

Total productivity initiatives charges	44.9	155.2	116.6	340.8
Gain on asset sale - Pharmaceuticals	—	—	—	(104.6)

Net productivity initiatives charges	$44.9	$155.2	$116.6	$236.2

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

Worldwide Pharmaceuticals income before income taxes for the 2009 second quarter and 2009 first half increased 4% and 3%, respectively, due primarily to lower cost of goods sold and lower selling, general and administrative expenses, as a percentage of net revenue, and higher other income, net, partially offset by lower worldwide net revenue and higher research and development expenses.

Worldwide Consumer Healthcare income before income taxes for the 2009 second quarter and 2009 first half increased 18% and 14%, respectively, due primarily to higher other income, net resulting from a product divestiture, lower selling, general and administrative expenses, as a percentage of net revenue, and lower research and development expenses, partially offset by lower worldwide net revenue and slightly higher cost of goods sold, as a percentage of net revenue.

Worldwide Animal Health income before income taxes for the 2009 second quarter and 2009 first half increased 17% and 21%, respectively, due primarily to lower selling, general and administrative expenses, as a percentage of net revenue, lower research and development expenses, and higher other income, net offset, in part, by lower worldwide net revenue.

Corporate expenses, net for the 2009 second quarter and 2009 first half were $232.8 million and $473.5 million, respectively, compared with $312.4 million and $432.7 million for the 2008 second quarter and first half, respectively. The decrease in Corporate expenses, net for the 2009 second quarter was primarily due to higher other income, net and lower general and administrative expenses offset, in part, by higher interest expense, net. The increase in Corporate expenses, net for the 2009 first half was primarily due to increased interest expense, net and decreased other income, net offset, in part, by lower general and administrative expenses.

Income Taxes

The effective tax rates were 29.6% and 29.3% for the 2009 second quarter and first half, respectively, compared with 30.7% and 31.3% for the 2008 second quarter and first half, respectively. The decreases were primarily due to the renewal of the U.S. research and development tax credit, which was renewed by Congress in the fourth quarter of 2008, as well as increased profit in tax favorable jurisdictions.

Consolidated Net Income and Diluted Earnings per Share Results

Net income and diluted earnings per share for the 2009 second quarter were $1,272.0 million and $0.94, respectively, compared with $1,122.1 million and $0.83 for the 2008 second quarter, an increase of 13% for both net income and diluted earnings per share. Net income and diluted earnings per share for the 2009 first half were $2,470.2 million and $1.83, respectively, compared with net income and diluted earnings per share of $2,319.0 million and $1.72 for the 2008 first half, increasing 7% and 6%, respectively.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

Our management uses various measures to manage and evaluate our performance and believes it is appropriate to specifically identify certain significant items included in net income and diluted earnings per share to assist investors with analyzing ongoing business performance and trends. In particular, our management believes that comparisons between 2009 and 2008 second quarter and first half results of operations are impacted by the following items that are included in net income and diluted earnings per share:

•

2009 second quarter charges of $44.9 million ($30.8 million after-tax or $0.02 per share-diluted) and 2009 first half charges of $116.6 million ($85.4 million after-tax or $0.06 per share-diluted) related to our productivity initiatives.

•

2009 second quarter charges of $21.2 million after-tax ($0.02 per share-diluted) and 2009 first half charges of $48.5 million ($0.04 per share-diluted) for costs incurred related to the proposed merger with Pfizer.

•

2008 second quarter net charges of $155.2 million ($110.5 million after-tax or $0.08 per share-diluted) and 2008 first half net charges of $236.2 million ($180.1 million after-tax or $0.13 per share-diluted) related to our productivity initiatives.

The productivity initiatives charges and merger-related costs have been identified as certain significant items by our management as these charges are not considered to be indicative of continuing operating results.

Liquidity, Financial Condition and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents decreased $819.0 million during the 2009 first half. Uses of cash during the 2009 first half related primarily to the following items:

•	Purchases of $7,221.3 million of marketable securities;

•	Net purchases of $350.0 million of government-guaranteed promissory notes;

•	Dividend payments of $799.5 million;

•	Capital expenditures totaling $426.6 million; and

•	Repayments and repurchases of debt totaling $110.9 million, primarily open market repurchases of our outstanding contingently convertible debt.

These uses of cash were partially offset by the following items:

•	Proceeds of $5,091.3 million related to the sales and maturities of marketable securities; and

•	Net increase in cash from operating activities of $2,562.0 million.

The increase in working capital of $672.0 million, excluding the effect of foreign exchange, resulted primarily from increases in accounts receivable and inventory and a decrease in accounts payable offset, in part, by an increase in accrued taxes and other current assets.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

Total Debt

At June 30, 2009, we had outstanding $11,468.7 million in total debt, which consisted of notes payable and other debt. Maturities of our obligations as of June 30, 2009 are set forth below:

(In millions)	Total	Less than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Total debt	$11,468.7	$916.9	$1,659.1	$3,324.4	$5,568.3

The following represents our credit ratings as of June 30, 2009:

	Moody’s	S&P	Fitch
Short-term debt	P-2	A-1	F-2
Long-term debt	A3	A+	A-
Outlook	Watch Positive	Watch Positive	Watch Positive
Last rating update	January 26, 2009	January 26, 2009	January 26, 2009

We maintain a $3 billion revolving credit facility with a group of banks and financial institutions that matures in August 2012. The credit facility agreement requires us to maintain a ratio of consolidated adjusted indebtedness to adjusted capitalization not to exceed 60%. The proceeds from the credit facility may be used for our general corporate and working capital requirements and for support of our commercial paper, if any. As of June 30, 2009 and 2008, there were no borrowings outstanding under this facility nor do we have any commercial paper outstanding that is supported by this facility.

Fair Value Measurements

We comply with Statement of Financial Accounting Standards No. 157 (SFAS No. 157), which defines fair value and establishes a framework for measuring the fair value of certain assets and liabilities (see Note 5 to our consolidated condensed financial statements, “Fair Value Measurements,” contained in this Quarterly Report on Form 10-Q). As discussed in Note 5, our use of significant unobservable inputs (Level 3) in determining the fair value of assets and liabilities was not material, as it represented less than 1% of total assets and liabilities that are measured at fair value. SFAS No. 157 did not have a material impact on our results of operations, liquidity or capital resources for the 2009 second quarter or first half, nor do we expect SFAS No. 157 to have a material impact on our results of operations, liquidity or capital resources in future periods.

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

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

On July 15, 2009, $765.1 million in aggregate principal amount of our Floating Rate Convertible Senior Debentures due 2024 (the Convertible Debentures) were validly tendered and accepted for purchase at par value. The Convertible Debentures were tendered to us pursuant to the put option contained in the Convertible Debentures and represented approximately 97.1 percent of the aggregate principal amount of the outstanding Convertible Debentures at the time of purchase.

On July 15, 2009, we redeemed all of our outstanding $2 convertible preferred stock. The redemption price for each share was $60.08, which included an amount equal to all accrued but unpaid dividends up to, and including, the redemption date. Each share of convertible preferred stock was convertible into 36 shares of common stock, and holders could elect to convert all, or a portion of, their convertible preferred stock into Wyeth common stock at any time prior to the close of business on the redemption date. This redemption was made at Pfizer’s request pursuant to the merger agreement with Pfizer.

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

As more fully described in Note 10 and Note 9, respectively, to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the 2009 first quarter and in Note 15 to our consolidated financial statements, “Contingencies and Commitments,” contained in our 2008 Financial Report, we are involved in various legal proceedings. We intend to vigorously defend our Company and our products in these litigations and believe our legal positions are strong. However, from time to time, we may settle or decide no longer to pursue particular litigation as we deem advisable. In light of the circumstances discussed therein, it is not possible to determine the ultimate outcome of our legal proceedings, and, therefore, it is possible that the ultimate outcome of these proceedings could be material to our results of operations, cash flows and financial position.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Three Months and Six Months Ended June 30, 2009

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

•	Anticipated profile of, and prospects for, our product candidates;

•	Emerging clinical data on our marketed and pipeline products and the impact on regulatory filings, product labeling, market acceptance and/or product sales;

•	Our clinical programs and pending and anticipated regulatory applications for PREVNAR 13;

•	Our clinical program for bapineuzumab, including our assessment of the status of the ongoing Phase 3 program;

•	Anticipated developments relating to product supply, pricing and sales of our key products;

•	Sufficiency of facility capacity for growth;

•	Changes in our product mix;

•	Uses of cash and borrowings;

•	Timing and results of research and development activities, including those with collaboration partners;

•	Estimates and assumptions used in our critical accounting policies;

•	Anticipated developments in our diet drug litigation and hormone therapy litigation;

•	Costs related to product liability litigation, patent litigation, environmental matters, government investigations and other legal proceedings and related insurance receivables;

•	Projections of our future effective tax rates, the impact of tax planning initiatives and resolution of audits of prior tax years;

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

and Results of Operations

Three Months and Six Months Ended June 30, 2009

•	Our and our collaboration partners’ ability to protect our intellectual property, including patents;

•	Minimum terms for patent protection with respect to various products;

•	Timing and impact of generic competition for EFFEXOR XR, including the impact of licenses and covenants not to sue granted to generic manufacturers for generic versions of EFFEXOR XR;

•

Impact of generic competition for PROTONIX, including the “at risk” launches by Teva and Sun, potential for “at risk” launch by KUDCo and our expectations regarding the outcome of our patent litigation against generic manufacturers with regard to PROTONIX;

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

and Results of Operations

Three Months and Six Months Ended June 30, 2009

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

The market risk disclosures appearing in our 2008 Financial Report have not materially changed from December 31, 2008. At June 30, 2009, the fair values of our financial instruments were as follows:

	Notional/ Contract Amount	Assets
(In millions) Description		Carrying Value	Fair Value
Forward contracts(1)	$2,914.2	$19.1	$19.1
Option contracts(1)	507.3	17.5	17.5

(1)

The forward and option contracts are primarily related to our programs to manage our exposure to intercompany and third-party foreign currency risk. If the U.S. dollar were to strengthen or weaken by 10%, in relation to all hedged foreign currencies, the net receivable on the forward contracts and option contracts would collectively decrease or increase by approximately $191.3.

The estimated fair values approximate amounts at which these financial instruments could be exchanged in a current transaction between willing parties. Therefore, fair values are based on estimates using present value and other valuation techniques that are significantly affected by the assumptions used concerning the amount and timing of estimated future cash flows and discount rates that reflect varying degrees of risk. The fair value of foreign currency forward contracts and foreign currency option contracts reflects the present value of the contracts at June 30, 2009. Under SFAS No. 157, consideration has been given to the impact of third-party credit risk when determining fair value. Currently, any impact of third-party credit risk on the fair value of foreign currency forward contracts and foreign currency option contracts is not considered significant. The carrying value of our outstanding debt as of June 30, 2009 approximates fair value. If the interest rates were to increase or decrease by one percentage point, the fair value of the outstanding debt would decrease or increase by approximately $796.7 million.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

During the 2009 second quarter, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1.	Legal Proceedings

The information set forth in Note 10 to our consolidated condensed financial statements, “Contingencies and Commitments,” contained in this Quarterly Report on Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the captions “Our Challenging Business Environment” and “Cautionary Note Regarding Forward-Looking Statements” in Part I, Item 2, of this Quarterly Report on Form 10-Q and our Quarterly Report on Form 10-Q for the 2009 first quarter and in our 2008 Financial Report as incorporated in our 2008 Annual Report on Form 10-K, as well as in “Item 1A. RISK FACTORS” of our 2008 Annual Report on Form 10-K. There have been no material changes from the risk factors previously disclosed in our 2008 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides certain information with respect to repurchases of shares of our common stock during the 2009 second quarter:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	(Dollars in millions) Approximate Dollar Value of Shares That May Yet Be Purchased under the Plans or Programs(2)
April 1, 2009 through April 30, 2009	534,251	$42.10	—	$3,268.1
May 1, 2009 through May 31, 2009	6,985	43.47	—	3,268.1
June 1, 2009 through June 30, 2009	18,026	44.43	—	3,268.1

Total	559,262	$42.20	—

(1)

This column reflects the following transactions during the 2009 second quarter: (i) the deemed surrender to us of 3,420 shares of common stock to satisfy tax withholding obligations in connection with the distribution of shares held in trust for employees who deferred receipt of such shares; (ii) the open market purchase of 5,610 shares of common stock to satisfy equivalent dividends paid to employees’ and non-employee directors’ restricted stock trust holdings; (iii) the surrender to us of 549,366 shares of common stock to satisfy tax withholding obligations for employees in connection with the issuance of restricted stock and/or performance share awards; and (iv) the open market purchase of 866 shares of common stock in connection with the administration of our stock option program.

(2)

Our previously authorized Share Repurchase Program, which had been announced on January 25, 2007, allowed for future purchases of up to 30,000,000 shares. On September 27, 2007, our Board of Directors amended the program to allow for repurchases of up to $5,000.0 million of our common stock, inclusive of approximately $1,188.2 million of repurchases executed between January 25, 2007 and September 27, 2007 under the prior authorization. The Share Repurchase Program has no time limit and may be suspended for periods or discontinued at any time. Under our merger agreement with Pfizer, we have agreed, subject to certain exceptions, not to repurchase our common stock without Pfizer’s consent. We did not make any purchases under the Share Repurchase Program during the 2009 second quarter.

On July 15, 2009, we redeemed all of our outstanding $2 convertible preferred stock. The redemption price for each share was $60.08, which included an amount equal to all accrued but unpaid dividends up to, and including, the redemption date. Each share of convertible preferred stock was convertible into 36 shares of common stock, and holders could elect to convert all, or a portion of, their convertible preferred stock into our common stock at any time prior to the close of business on the redemption date. This redemption was made at Pfizer’s request pursuant to the merger agreement with Pfizer.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The matters described under Item 4(c) below were submitted to a vote of security holders, through the solicitation of proxies pursuant to Section 14 under the Securities Exchange Act of 1934, as amended, at the Annual Meeting of Stockholders held on July 20, 2009 (the Annual Meeting).

(b)	Not applicable.

(c)	The following describes the matters voted upon at the Annual Meeting and sets forth the number of votes cast for and against, and the number of abstentions as to, each such matter (except as provided below, there were no broker non-votes):

(i)	Election of Directors:

Nominee	For	Against	Abstain
Robert M. Amen	914,888,944	242,474,668	7,056,892
Michael J. Critelli	914,464,178	242,819,843	7,136,483
Frances D. Fergusson, Ph.D.	1,148,059,810	9,284,052	7,076,642
Victor F. Ganzi	913,570,149	243,738,282	7,112,073
Robert Langer, Sc.D.	1,139,716,542	18,344,237	6,359,725
John P. Mascotte	911,953,611	245,852,000	6,614,893
Raymond J. McGuire	917,270,878	240,105,693	7,043,933
Mary Lake Polan, M.D., Ph.D., M.P.H.	1,111,708,238	45,926,041	6,786,225
Bernard Poussot	1,134,835,229	22,816,254	6,769,021
Gary L. Rogers	915,921,783	241,682,151	6,816,570
John R. Torell III	1,138,986,670	18,636,109	6,797,725

(ii)	Ratification of the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2009:

For	Against	Abstain
1,152,265,792	7,872,865	4,281,847

(iii)	Adoption of the Agreement and Plan of Merger, dated as of January 25, 2009, among Pfizer Inc., Wagner Acquisition Corp. and Wyeth, as it may be amended from time to time:

For	Against	Abstain
1,035,898,843	13,538,432	4,097,169

There were 110,886,060 broker non-votes with reference to this item.

(iv)	Adoption of the Stockholder Proposal regarding reporting on the Company’s political contributions and trade association payments:

For	Against	Abstain
303,525,208	581,686,952	168,322,284

There were 110,886,060 broker non-votes with reference to this item.

(v)	Adoption of the Stockholder Proposal regarding special stockholder meetings:

For	Against	Abstain
542,441,636	501,554,721	9,538,087

There were 110,886,060 broker non-votes with reference to this item.

Item 6.	Exhibits

Exhibit No.	Description

(12)*	Computation of Ratio of Earnings to Fixed Charges.

(31.1)*	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)**	The following Consolidated Condensed Financial Statements from Wyeth’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 6, 2009, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets – June 30, 2009 and December 31, 2008, (ii) Consolidated Condensed Statements of Operations – Three and Six Months Ended June 30, 2009 and 2008, (iii) Consolidated Condensed Statements of Changes in Stockholders’ Equity – Six Months Ended June 30, 2009 and 2008, (iv) Consolidated Condensed Statements of Cash Flows – Six Months Ended June 30, 2009 and 2008, and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

*	Filed electronically herewith

**	Furnished electronically herewith

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wyeth (Registrant)

By:	/s/ John C. Kelly
John C. Kelly
Vice President and Controller (Duly Authorized Signatory and Chief Accounting Officer)

Date: August 6, 2009

Exhibit Index

Exhibit No.	Description

(12)*	Computation of Ratio of Earnings to Fixed Charges.

(31.1)*	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)*	Certification of disclosure as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)**	The following Consolidated Condensed Financial Statements from Wyeth’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed on August 6, 2009, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Condensed Balance Sheets – June 30, 2009 and December 31, 2008, (ii) Consolidated Condensed Statements of Operations – Three and Six Months Ended June 30, 2009 and 2008, (iii) Consolidated Condensed Statements of Changes in Stockholders’ Equity – Six Months Ended June 30, 2009 and 2008, (iv) Consolidated Condensed Statements of Cash Flows – Six Months Ended June 30, 2009 and 2008, and (v) the Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

*	Filed electronically herewith

**	Furnished electronically herewith

EX-1